Form 10-Q
period 1994-03-31
DOW JONES & CO INC
filed 1994-05-11
CIK 29924

                               UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q


        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994


                                     OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________


Commission file number 1-7564


                         DOW JONES & COMPANY, INC.
           (Exact name of registrant as specified in its charter)


          DELAWARE                                           13-5034940
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

200 LIBERTY STREET, NEW YORK, NEW YORK                              10281
(Address of principal executive offices)                          (Zip Code)

                               (212) 416-2000
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---    ---

     The number of shares outstanding of each of the issuer's classes of common stock on March 31, 1994: 77,984,223 shares of Common Stock and 22,145,518 shares of Class B Common Stock.

                                   PAGE 2

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                           CONDENSED CONSOLIDATED
                            STATEMENTS OF INCOME

                         Dow Jones & Company, Inc.
                                                      Quarter Ended March 31
============================================================================
(in thousands except
per share amounts)                                      1994            1993
- ----------------------------------------------------------------------------
REVENUES:
Information services                                $229,906        $209,246
Advertising                                          174,673         165,532
Circulation and other                                 94,633          88,657
- ----------------------------------------------------------------------------
  Total revenues                                     499,212         463,435
- ----------------------------------------------------------------------------
EXPENSES:
News, operations and development                     145,610         137,816
Selling, administrative and general                  167,885         162,467
Newsprint                                             23,645          25,500
Second class postage and carrier delivery             23,897          23,775
Depreciation and amortization                         49,425          48,527
- ----------------------------------------------------------------------------
  Operating expenses                                 410,462         398,085
- ----------------------------------------------------------------------------
  Operating income                                    88,750          65,350

OTHER INCOME (DEDUCTIONS):
Investment income                                      1,135           1,306
Interest expense                                      (4,333)         (5,833)
Equity in (losses) earnings of associated companies   (2,832)            278
Other, net                                             1,000            (393)
- ----------------------------------------------------------------------------
Income before income taxes                            83,720          60,708
Income taxes                                          40,538          29,762
- ----------------------------------------------------------------------------
Income before cumulative effect of
 accounting change                                    43,182          30,946
Cumulative effect of accounting change                (3,007)
- ----------------------------------------------------------------------------
NET INCOME                                          $ 40,175        $ 30,946
============================================================================
PER SHARE:
Income before cumulative effect of
 accounting change                                      $.43            $.31
Cumulative effect of accounting change                  (.03)
Net income                                               .40             .31
Cash dividends                                           .21             .20
============================================================================





Weighted average shares outstanding                   99,971         100,245
============================================================================
See notes to condensed consolidated financial statements.

                           CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                         Dow Jones & Company, Inc.
                                                 Three Months Ended March 31
============================================================================
(in thousands)                                          1994            1993
- ----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                          $ 40,175         $30,946
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                         49,425          48,527
Gain on sale of investment                            (3,097)
Cumulative effect of accounting change                 3,007
Equity in losses (earnings) of associated
 companies, net of distributions                       2,832           2,722
Changes in assets and liabilities:
  Accounts receivable--trade and
   unearned revenue                                    2,541          (2,022)
  Inventory, other current assets and accounts
   payable and accrued liabilities                   (17,213)        (18,797)
  Federal and state income taxes                      33,699           8,305
Other, net                                             1,061            (507)
- ----------------------------------------------------------------------------
  Net cash provided by operating activities          112,430          69,174
- ----------------------------------------------------------------------------
INVESTING ACTIVITIES:
Additions to plant and property                      (35,506)        (36,453)
Disposition of plant and property                      1,439           1,066
Businesses and investments acquired, net of
 cash received                                       (35,581)        (12,724)
Disposition of investment                              5,000
Loan to investees                                     (1,044)           (250)
- ----------------------------------------------------------------------------
  Net cash used in investing activities              (65,692)        (48,361)
- ----------------------------------------------------------------------------
FINANCING ACTIVITIES:
Cash dividends                                       (20,988)        (20,078)
Increase in long-term debt                            73,538          24,313
Reduction of long-term debt                         (100,000)
Purchase of treasury stock                                           (22,716)
Proceeds from sales under stock purchase plans         9,616           2,561
- ----------------------------------------------------------------------------
  Net cash used in financing activities              (37,834)        (15,920)
- ----------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  320            (951)





- ----------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                  9,224           3,942
Cash and cash equivalents at beginning of year         5,652          16,416
- ----------------------------------------------------------------------------
Cash and cash equivalents at March 31               $ 14,876         $20,358
============================================================================
See notes to condensed consolidated financial statements.

                                   PAGE 4
                           CONDENSED CONSOLIDATED
                               BALANCE SHEETS

                         Dow Jones & Company, Inc.
                                                    March 31     December 31
============================================================================
(in thousands)                                          1994            1993
- ----------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                         $   14,876      $    5,652
Accounts receivable--trade, net                      217,858         192,855
Newsprint inventory                                    6,923           7,576
Other current assets                                  58,538          62,378
- ----------------------------------------------------------------------------
  Total current assets                               298,195         268,461
- ----------------------------------------------------------------------------
Investments in associated companies,
 at equity                                            83,910          70,653
Other investments                                     77,468          55,009

Plant and property, at cost                        1,707,933       1,675,753
Less, Allowance for depreciation                   1,118,885       1,081,286
- ----------------------------------------------------------------------------
                                                     589,048         594,467
Excess of cost over net assets of
 businesses acquired, less amortization            1,337,526       1,347,757
Other assets                                          13,423          13,192
- ----------------------------------------------------------------------------
  Total assets                                    $2,399,570      $2,349,539
============================================================================

LIABILITIES:
Accounts payable and accrued liabilities          $  185,687      $  204,561
Federal and state income taxes                        89,432          56,739
Unearned revenue                                     231,947         204,220
Current maturities of long-term debt                   5,318           5,318
- ----------------------------------------------------------------------------
  Total current liabilities                          512,384         470,838
Long-term debt                                       234,652         261,073
Other noncurrent liabilities                         129,515         124,798
- ----------------------------------------------------------------------------
  Total liabilities                                  876,551         856,709
- ----------------------------------------------------------------------------






STOCKHOLDERS' EQUITY:
Common stocks                                        102,181         102,181
Additional paid-in capital                           135,806         135,109
Retained earnings                                  1,328,720       1,309,533
- ----------------------------------------------------------------------------
                                                   1,566,707       1,546,823
Less, Treasury stock, at cost                         43,688          53,993
- ----------------------------------------------------------------------------
  Total stockholders' equity                       1,523,019       1,492,830
- ----------------------------------------------------------------------------
  Total liabilities and stockholders' equity      $2,399,570      $2,349,539
============================================================================
See notes to condensed consolidated financial statements.

                       NOTES TO FINANCIAL STATEMENTS

                         Dow Jones & Company, Inc.


1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of March 31, 1994, and December 31, 1993, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 1994 and 1993. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," was adopted by the company as of January 1, 1994. The cumulative effect from this change in accounting principle was a charge against earnings of $3,007,000.

3.  Supplementary cash flow data:
                                                Three Months Ended March 31
===========================================================================
(in thousands)                                         1994            1993
- ---------------------------------------------------------------------------
Interest payments                                    $4,762         $ 4,777
Income tax payments                                   9,738          25,526
===========================================================================

4. Certain of the 1993 amounts have been reclassified for comparative purposes.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FOR THE FIRST QUARTER ENDED MARCH 31, 1994 AND 1993

     Net income in 1994's first quarter was $40.2 million, or $.40 per share, an increase of $9.3 million, or 29.8%, from $30.9 million, or $.31 per share, earned in the first quarter of 1993. Earnings in the first quarter of 1994 included the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," which reduced net income by $3 million, or $.03 per share. SFAS No. 112 requires the accrual, during the years that an employee renders service, of the costs of providing certain postemployment benefits. Previously, most of these expenses had been accrued by the company at termination. The annual expense of postemployment benefits under SFAS No. 112 is not expected to be materially different from previous levels.

     Excluding the cumulative effect of this change in accounting, first-quarter 1994 net income of $43.2 million was 39.5% better than earnings in the first quarter a year ago. The improvement in earnings from 1993 resulted primarily from significant operating income gains at all segments combined with lower interest expense.

SEGMENT DATA

     The following table compares revenues and operating income by business segment for the 1994 and 1993 quarters ended March 31:

============================================================================
(in thousands)                                1994         1993   % Increase
- ----------------------------------------------------------------------------
Revenues:
Information services                      $229,906     $209,246          9.9
Business publications                      213,523      199,116          7.2
Community newspapers                        55,783       55,073          1.3
- ----------------------------------------------------------------------------
Operating Income:
Information services                      $ 48,144     $ 34,460         39.7
Business publications                       41,505       31,794         30.5
Community newspapers                         4,426        3,758         17.8
============================================================================

OPERATING INCOME

     Operating income in 1994's first quarter of $88.8 million increased $23.4 million, or 35.8%, from the like 1993 period. The operating margin increased to 17.8% from 14.1% in the first quarter of 1993, as revenues grew 7.7% while operating expenses increased only 3.1%.

     The information services segment, which includes the company's Dow Jones/Telerate and Business Information Services groups, reported a $13.7 million, or 39.7%, increase in operating income from the comparable 1993 quarter. First-quarter 1994 operating income benefitted from fluctuations in foreign currency exchange rates, primarily in the Asia/Pacific region. Excluding this benefit, first-quarter 1994 information services segment operating income would have increased $12.3 million, or 35.7%.

     Dow Jones/Telerate group operating income climbed 45.8%. Revenue growth of 9.7% significantly outpaced a 2.9% increase in expenses.
Operating income at the Business Information Services group was off 1.9%, in part due to increased development costs.

     Operating income for the business publications segment increased $9.7 million, or 30.5%, from 1993's first quarter. Revenues rose 7.2%, while costs were held to a 2.8% increase. Community newspapers segment operating income was up $.7 million, or 17.8%, compared with the first quarter of 1993.


REVENUES

     Revenues increased $35.8 million, or 7.7%, to $499.2 million in 1994's first quarter. Information services revenue rose $20.7 million, or 9.9%, to $229.9 million. Dow Jones/Telerate group revenues increased 9.7% from the like quarter a year ago. Revenues from Dow Jones/Telerate's foreign operations grew 10.2%, while domestic revenues were up 8.9%. Worldwide volume gains, resulting from both increases in the number of terminals and enhanced and expanded services, caused approximately four-fifths of the revenue increase. Business Information Services group revenues increased 11.5%.

     First-quarter revenues for business publications were $14.4 million, or 7.2%, more than the comparable 1993 period. Advertising revenue rose 6.8%, and circulation revenue was up 7.5%. Wall Street Journal advertising linage increased 1.7%, but was flat on a per-issue basis, with one more publishing day in 1994's first quarter. Financial linage rose 8.7% in 1994's first quarter, but general advertising linage was down 5.3%. Journal average circulation in the first quarter 1994 was 1,842,000 down 0.5% from 1993's first quarter. Barron's first-quarter national advertising pages increased 12.3%, while its average circulation increased 8.4% from the first quarter of 1993 to 293,000. Advertising revenue for overseas publications grew almost 35%, and combined circulation for the Asian and European Journals increased about 6% from 1993's first quarter to 104,000.

     Community newspapers revenue increased $.7 million, or 1.3%.
Advertising revenue grew 1.1% due to rate increases, with advertising linage down 1.1%. Circulation revenue for this segment was up 2.6% from the year-ago quarter, with average daily circulation during the quarter down slightly.


EXPENSES

     Operating expenses increased $12.4 million, or 3.1%, in the first quarter of 1994. Information services segment operating expenses were up $7 million, or 4%, from the year-ago quarter in part reflecting costs associated with the enhancement of information and increased depreciation expense. At March 31, 1994, the number of full-time employees in the information services segment was down 1.3% from year-end 1993 and 1.2% from March a year ago.

     Business publications' expenses were up $4.7 million, or 2.8%, in the quarter. Increases in operations and selling expenses were partially offset by a decrease in newsprint expense, which was largely due to increased discounts from newsprint suppliers. The number of full-time employees at the segment was essentially unchanged from 1993's year end. Expenses at Ottaway Newspapers, the company's community newspapers segment, were flat in 1994's first quarter. This segment also benefitted from lower newsprint prices.

     At March 31, 1994, the company employed 9,903 full-time employees, down 1% from 10,006 at year-end 1993.


OTHER INCOME / DEDUCTIONS

     Interest expense in 1994's first quarter decreased $1.5 million, or 25.7%, from the first-quarter 1993. Long-term debt outstanding, excluding current maturities, at March 31, 1994, was $234.7 million compared with $359.1 million a year earlier and $261.1 million at year-end 1993.

     Equity in losses of associated companies was $2.8 million compared with earnings of $.3 million in the year-ago quarter. First-quarter 1994 included start-up losses for several new equity investments. Also, the company's newsprint mill affiliates had equity losses of $.5 million, a negative swing from earnings of $.5 million in 1993's first quarter.

INCOME TAXES

     The effective income tax rate for the first quarter of 1994 declined to 48.4% from 49% in the first quarter a year ago. The lower effective rate in 1994 resulted from the lesser impact of nondeductible goodwill amortization on significantly higher pretax earnings this quarter, offsetting the effect of a higher federal income tax rate. The Omnibus Budget Reconciliation Act, enacted in August 1993, increased the federal corporate income tax rate to 35% from 34%.

FINANCIAL POSITION

     The working capital ratio, excluding unearned revenue, was 1.1 to 1 at March 31, 1994, up from 1 to 1 at December 31, 1993. During 1994's first quarter funds provided by operations increased to $112.4 million from $69.2 million for the like 1993 period. This increase in cash from operations was largely attributable to increased earnings and lower tax payments (the result of the timing of payments) in the first quarter of 1994 versus 1993's first quarter.

     During the first quarter of 1994 the company paid cash dividends of $21 million and made capital expenditures of $35.5 million. Investments totaled $35.6 million and included an additional investment in a newsprint affiliate, as well as investments in U.S. Satellite Broadcasting Company, Inc. and VWD-Vereinigte Wirtschaftsdienste GmbH, a German news agency. The company retired its 7.7%, $100 million notes payable on February 1, 1994, by issuing commercial paper. Cash and cash equivalents totaled $14.9 million at March 31, 1994, an increase of $9.2 million from December 31, 1993.
The debt-to-equity ratio at March 31, 1994, was 15.4% compared to 24.9% a year earlier and 17.5% at December 31, 1993.

PART II.   OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders on April 20, 1994, there were represented in person or by proxy 69,764,542 shares of Common Stock (carrying one vote per share) and 19,852,724 shares of Class B Common Stock (carrying ten votes per share). At the Annual Meeting:

     1)  the holders of the Common Stock, voting separately as a class, elected as directors:
                                FOR             VOTES WITHHELD
     David K. P. Li          69,142,471             622,071
     Rene C. McPherson       69,170,083             594,459

     2) the holders of the Common Stock and the Class B Common Stock, voting together, elected as directors:

                               FOR              VOTES WITHHELD
     James H. Ottaway, Jr.  267,637,097             654,685
     Warren H. Phillips     267,636,623             655,159
     Martha S. Robes        267,635,676             656,106


     3) the holders of the Common Stock and the Class B Common Stock, voting together, failed to approve a stockholder proposal to establish one-year terms for directors by a vote of 226,580,059 votes against, 36,128,484 votes in favor, 3,585,905 abstentions and 1,997,334 broker non-votes.

     4) the holders of the Common Stock and the Class B Common Stock, voting together, failed to approve a stockholder proposal to establish a confidential voting policy by a vote of 220,375,693 votes against, 42,134,298 votes in favor, 3,783,957 abstentions and 1,997,834 broker non-votes.

     In addition, the following directors continued in office after the meeting: Rand V. Araskog, Bettina Bancroft, Kenneth L. Burenga, William C. Cox Jr., Irvine O. Hockaday Jr., Vernon E. Jordan Jr., Peter R. Kann, Donald
E. Petersen, James Q. Riordan, Carl M. Valenti and Richard D. Wood.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits filed:

          None.

    (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                 SIGNATURE
                                 ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              DOW JONES & COMPANY, INC.
                                              -------------------------
                                                    (Registrant)


Date:  May 11, 1994                           By   Thomas G. Hetzel
                                              -------------------------
                                                      Comptroller
                                              (Chief Accounting Officer)