Form 10-Q
period 1994-06-30
DOW JONES & CO INC
filed 1994-08-09
CIK 29924

                               UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q


        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994


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

     The number of shares outstanding of each of the issuer's classes of common stock on June 30, 1994: 77,625,127 shares of Common Stock and 22,118,654 shares of Class B Common Stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements
                                   CONDENSED CONSOLIDATED
                                    STATEMENTS OF INCOME

                                  Dow Jones & Company, Inc.

                                                   Quarter Ended          Six Months Ended
                                                         June 30                   June 30
==========================================================================================
(in thousands except
per share amounts)                               1994       1993           1994       1993
- ------------------------------------------------------------------------------------------
REVENUES:
Information services                         $239,726   $214,294     $  469,632   $423,540
Advertising                                   186,856    180,318        361,529    345,850
Circulation and other                          97,571     92,431        192,204    181,088
- ------------------------------------------------------------------------------------------
  Total revenues                              524,153    487,043      1,023,365    950,478
- ------------------------------------------------------------------------------------------
EXPENSES:
News, operations and development              155,519    141,079        301,129    278,895
Selling, administrative and general           170,660    164,546        338,545    327,013
Newsprint                                      26,541     27,939         50,186     53,439
Second class postage and carrier delivery      24,443     24,278         48,340     48,053
Depreciation and amortization                  50,717     47,577        100,142     96,104
- ------------------------------------------------------------------------------------------
  Operating expenses                          427,880    405,419        838,342    803,504
- ------------------------------------------------------------------------------------------
  Operating income                             96,273     81,624        185,023    146,974

OTHER INCOME (DEDUCTIONS):
Investment income                               1,256      1,342          2,391      2,648
Interest expense                               (3,890)    (5,813)        (8,223)   (11,646)
Equity in losses of associated companies       (3,319)      (354)        (6,151)       (76)
Other, net                                     (2,583)    (1,932)        (1,583)    (2,325)
- ------------------------------------------------------------------------------------------
Income before income taxes                     87,737     74,867        171,457    135,575
Income taxes                                   41,717     35,060         82,255     64,822
- ------------------------------------------------------------------------------------------
Income before cumulative effect of
 accounting change                             46,020     39,807         89,202     70,753
Cumulative effect of accounting change                                   (3,007)
- ------------------------------------------------------------------------------------------
NET INCOME                                   $ 46,020   $ 39,807     $   86,195   $ 70,753
==========================================================================================
PER SHARE:
Income before cumulative effect of
 accounting change                               $.46       $.40           $.89       $.71
Cumulative effect of accounting change                                     (.03)
Net income                                        .46        .40            .86        .71
Cash dividends declared                           .42        .40            .63        .60
==========================================================================================
Weighted average shares outstanding           100,015     99,768         99,973    100,017
==========================================================================================
See notes to condensed consolidated financial statements.

                           CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                          Dow Jones & Company, Inc.

                                                  Six Months Ended June 30
==========================================================================
(in thousands)                                          1994          1993
- --------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                          $ 86,195      $ 70,753
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                        100,142        96,104
Gain on sale of investment                            (3,097)
Cumulative effect of accounting change                 3,007
Equity in losses of associated companies,
 net of distributions                                  7,829         3,179
Changes in assets and liabilities:
  Accounts receivable-trade and unearned
   revenue                                              (281)       (7,927)
  Inventory, other current assets and accounts
   payable and accrued liabilities                    (9,629)      (23,766)
  Federal and state income taxes                      (8,658)      (14,805)
Other, net                                             1,781           969
- --------------------------------------------------------------------------
  Net cash provided by operating activities          177,289       124,507
- --------------------------------------------------------------------------
INVESTING ACTIVITIES:
Additions to plant and property                      (85,127)      (74,760)
Disposition of plant and property                      4,635         1,831
Businesses and investments sold,
 net of cash given                                     5,185           100
Businesses and investments acquired,
 net of cash received                                (38,427)      (13,192)
Investee loans                                        (2,603)          (50)
- --------------------------------------------------------------------------
  Net cash used in investing activities             (116,337)      (86,071)
- --------------------------------------------------------------------------
FINANCING ACTIVITIES:
Cash dividends                                       (42,021)      (40,054)
Increase in long-term debt                            89,810        47,278
Reduction of long-term debt                         (100,000)      (14,500)
Purchase of treasury stock                           (20,078)      (43,349)
Proceeds from sales under stock
 purchase plans                                       14,309         6,701
- --------------------------------------------------------------------------
  Net cash used in financing activities              (57,980)      (43,924)
- --------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH               (1,544)       (1,568)
- --------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1,428        (7,056)
Cash and cash equivalents at beginning of year         5,652        16,416
- --------------------------------------------------------------------------
Cash and cash equivalents at June 30                $  7,080      $  9,360
==========================================================================
See notes to condensed consolidated financial statements.

                                   PAGE 4

                           CONDENSED CONSOLIDATED
                               BALANCE SHEETS

                         Dow Jones & Company, Inc.

                                                     June 30     December 31
============================================================================
(in thousands)                                          1994            1993
- ----------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                         $    7,080      $    5,652
Accounts receivable-trade, net                       212,320         192,855
Newsprint inventory                                    7,097           7,576
Other current assets                                  60,558          62,378
- ----------------------------------------------------------------------------
  Total current assets                               287,055         268,461
- ----------------------------------------------------------------------------
Investments in associated companies,
  at equity                                           83,220          70,653
Other investments                                     76,774          55,009

Plant and property, at cost                        1,745,122       1,675,753
Less, Allowance for depreciation                   1,149,244       1,081,286
- ----------------------------------------------------------------------------
                                                     595,878         594,467
Excess of cost over net assets of
  businesses acquired, less amortization           1,327,305       1,347,757
Other assets                                          16,292          13,192
- ----------------------------------------------------------------------------
  Total assets                                    $2,386,524      $2,349,539
============================================================================

LIABILITIES:
Accounts payable and accrued liabilities            $195,960      $  204,561
Dividend payable                                      20,946
Federal and state income taxes                        47,102          56,739
Unearned revenue                                     223,480         204,220
Current maturities of long-term debt                   5,318           5,318
- ----------------------------------------------------------------------------
  Total current liabilities                          492,806         470,838
Long-term debt                                       250,953         261,073
Other noncurrent liabilities                         131,392         124,798
- ----------------------------------------------------------------------------
  Total liabilities                                  875,151         856,709
- ----------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stocks                                        102,181         102,181
Additional paid-in capital                           134,442         135,109
Retained earnings                                  1,332,761       1,309,533
- ----------------------------------------------------------------------------
                                                   1,569,384       1,546,823
Less, Treasury stock, at cost                         58,011          53,993
- ----------------------------------------------------------------------------
  Total stockholders' equity                       1,511,373       1,492,830
- ----------------------------------------------------------------------------
  Total liabilities and stockholders' equity      $2,386,524      $2,349,539
============================================================================
See notes to condensed consolidated financial statements.

                        NOTES TO FINANCIAL STATEMENTS

                          Dow Jones & Company, Inc.


1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of June 30, 1994, and December 31, 1993, and the consolidated results of operations for the three-month and six-month periods ended June 30, 1994 and 1993, and the consolidated cash flows for the six-month periods then ended. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," was adopted by the company as of January 1, 1994. The cumulative effect from this change in accounting principle was a charge against earnings of $3,007,000.

3.  Supplementary cash flow data:

                                                    Six Months Ended June 30
============================================================================
(in thousands)                                          1994            1993
- ----------------------------------------------------------------------------
Interest payments                                    $11,328         $11,604
Income tax payments                                   97,758          85,638
============================================================================

4. Certain of the 1993 amounts have been reclassified for comparative purposes.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993

     Second-quarter 1994 net income of $46 million, or $.46 per share, increased $6.2 million, or 15.6%, from second-quarter 1993 net income of $39.8 million, or $.40 per share. The improvement was the result of operating income gains across all business segments.

     Net income in 1994's first half of $86.2 million, or $.86 per share, increased $15.4 million, or 21.8%, from $70.8 million, or $.71 per share, in the first six months of 1993. Earnings in the first half of 1994 included the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which reduced net income $3 million, or $.03 per share. Excluding the cumulative effect of this change in accounting, net income of $89.2 million was $18.4 million, or 26.1%, better than earnings in the first half of 1993.


SEGMENT DATA

     The following table compares revenues and operating income by business segment for the second quarter and six months ended June 30, 1994 and 1993:

                                                      Quarter Ended June 30
===========================================================================
(in thousands)                             1994           1993   % Increase
- ---------------------------------------------------------------------------
Revenues:
Information services                   $239,726       $214,294         11.9
Business publications                   219,331        209,622          4.6
Community newspapers                     65,096         63,127          3.1
- ---------------------------------------------------------------------------
Operating Income:
Information services                   $ 49,819       $ 39,147         27.3
Business publications                    40,212         37,904          6.1
Community newspapers                     11,197          9,109         22.9
===========================================================================

                                                   Six Months Ended June 30
===========================================================================
Revenues:
Information services                   $469,632       $423,540         10.9
Business publications                   432,854        408,738          5.9
Community newspapers                    120,879        118,200          2.3
- ---------------------------------------------------------------------------
Operating Income:
Information services                   $ 97,963       $ 73,607         33.1
Business publications                    81,717         69,698         17.2
Community newspapers                     15,623         12,867         21.4
===========================================================================

OPERATING INCOME

     Second-quarter 1994 operating income of $96.3 million grew $14.6 million, or 17.9%, primarily as a result of a 27.3% increase in information services operating income from the like 1993 period. The company's operating margin rose to 18.4% from 16.8% in the second quarter of 1993, as revenues were up 7.6% while operating expenses increased 5.5%.

     The information services segment, which includes the company's Dow Jones/Telerate and Business Information Services groups, reported an
operating income increase of $10.7 million, or 27.3%.   The operating margin
for the segment was 20.8%, up from 18.3% in the second quarter of 1993. Second-quarter 1994 operating income benefitted from fluctuations in foreign currency exchange rates, primarily in the Asia/Pacific region. Excluding this benefit, second-quarter 1994 information services segment operating income would have been up $9.5 million, or 24.2%.

     Dow Jones/Telerate group operating income advanced 32.7% in 1994's second quarter. Revenue growth of 11.6% exceeded the 6.9% increase in expenses. Business Information Services operating income fell 19.6%, chiefly due to increased development costs and fees to information providers.

     Business publications segment operating income increased $2.3 million, or 6.1%, in 1994's second quarter, with its operating margin of 18.3% up slightly from 18.1% in the comparable period last year. Revenues were up $9.7 million, or 4.6%, despite a 2.7% drop in Wall Street Journal advertising linage, while operating expenses were up $7.4 million, or 4.3%. The business publications segment contains the company's world-wide initiatives into television and multimedia, including the Dow Jones Investor Network. Excluding television operations, business publications operating income would have been up 9% in 1994's second quarter.

     Community newspapers operating income for the quarter grew $2.1 million, or 22.9%. Revenues increased $2 million, or 3.1%. Operating expenses decreased 0.2%, primarily due to lower newsprint costs. The community newspapers operating margin for 1994's second quarter rose to 17.2% from 14.4% in the second quarter of 1993.

     First-half consolidated operating income grew $38 million, or 25.9%. Information services segment operating income advanced $24.4 million, or 33.1%, in the first six months of 1994. Operating income for the business publications segment increased $12 million, or 17.2%, in 1994's first half. Six-month community newspapers operating income was up $2.8 million, or 21.4%.

REVENUES

     Revenues increased $37.1 million, or 7.6%, in the second quarter, following a $35.8 million, or 7.7%, rise in the first quarter. Through six months, revenues were up $72.9 million, or 7.7%.

     Information services revenues rose $25.4 million, or 11.9%, in the second quarter and $46.1 million, or 10.9%, in the first half of 1994. Revenues at Dow Jones/Telerate increased 11.6% in 1994's second quarter. World-wide volume gains, resulting from both increases in the number of terminals and enhanced and expanded services, accounted for more than four-fifths of this increase. Strong growth continued in both foreign and domestic operations with their respective revenues rising 11.6% and 11.7% in 1994's second quarter. In the first six months of 1994, Dow Jones/ Telerate's revenue gained $40.7 million, or 10.7%. Revenue from foreign operations increased 10.9% and domestic revenue was up 10.3% from the first six months of 1993. Business Information Services group revenue increased 14.4% in the second quarter and 12.9% in the first half of 1994.

     In the quarter ended June 30, 1994, business publications revenues were up 4.6%. Revenues for the segment increased 5.9% in the first six months. Advertising revenue at business publications increased 3.6% in the second quarter and 5.2% in the first half of 1994. Wall Street Journal advertising linage declined 2.7% in the second quarter, following a 1.7% gain in the first quarter. For the first six months Journal advertising linage was off 0.6% from the like 1993 period.

     The downturn in second quarter linage was largely due to a fall-off in financial advertising. Financial linage, which was up 8.7% in 1994's first quarter, declined 6.3% in the second quarter. The slide in total linage is likely to continue in the second half of 1994, as the Journal is faced with tougher prior-year comparisons and an uncertain outlook for the financial markets. (Financial linage was up almost 30% in 1993's second half versus the like 1992 period.) General advertising linage was off 2.4% in the second quarter, after falling 5.3% in 1994's first quarter. General linage was down 3.7% in 1994's first half. Circulation revenue for this segment was up 5.8% in the second quarter and 6.7% in the first half, reflecting the $10 increase to $149 in the Journal's annual subscription price which was effective July 1, 1993. Journal average circulation for the first half of 1994 of 1,823,000 was down 1.4% from the like 1993 period.

     Barron's national advertising pages increased 3.6% in the second quarter and 7.8% in the first six months. Barron's six-month average circulation of approximately 287,000 was up 7.3% compared with the first half of 1993. The cover price of Barron's was increased to $3 from $2.50 effective June 27, 1994; subscription prices remained unchanged.
Advertising revenue from overseas publications increased 20.8% in the second quarter and 26.6% in the first six months of 1994. Combined average circulation for the Asian and European Journals of 105,000 increased about 4.5% from the first half of 1993.

     Revenue at the community newspapers segment increased 3.1% in the second quarter and 2.3% in the first half of 1994. Advertising revenue was up 3.6% in 1994's second quarter and 2.5% in the first six months. Advertising linage increased 0.6% in the second quarter but was down 0.2% through six months. Circulation revenue rose 2.7% in both the second quarter and the first half of 1994. Average circulation at Ottaway's 21 daily newspapers for the six months ended June 30, 1994, was up slightly compared with the like year-earlier period.


OPERATING EXPENSES

     Operating expenses increased $22.5 million, or 5.5%, in the three months ended June 30, 1994, and $34.8 million, or 4.3%, in the first six months of 1994.

     Second-quarter and first-half expenses at the information services segment were up $14.8 million, or 8.4%, and $21.7 million, or 6.2%, respectively, mainly due to increased fees to information providers and depreciation. Second-quarter expenses at Dow Jones/Telerate rose 6.9% while Business Information Services group operating expenses grew 22.7%. For the first half of 1994 expenses at Dow Jones/Telerate were up 4.9% and Business Information Services group expenses rose 19%. Information services segment expenses in 1994's second half are likely to increase at a greater rate than in the first half as a result of additional spending on product development, enhancement of information and network upgrades. At June 30, 1994, the number of full-time employees for the information services segment was down 0.6% from year-end 1993 and 1.5% from June 30, 1993.

     Business publications expenses were up $7.4 million, or 4.3%, in the second quarter and $12.1 million, or 3.6%, in the first six months of 1994. The expense increases were attributable to higher selling and operations costs, partially offset by a decrease in newsprint expense. The reduction in newsprint expense, which was caused by higher supplier discounts, is expected to dissipate in 1994's second half as suppliers cut discounts. The business publications segment holds the company's television broadcasting activities. Initiatives in this area increased segment expenses $2.9 million in the first half of 1994 compared with the like period a year ago. These expenses are expected to grow throughout 1994 and beyond as the company pursues an increased presence in world-wide business TV broadcasting.

     Expenses at Ottaway Newspapers, the company's community newspapers segment were flat for the second quarter and the first half of 1994 due to lower newsprint expense. The reduction in newsprint expense from 1993's second quarter and first six months was the result of higher supplier discounts in the 1994 periods.

     At June 30, 1994, the company employed 9,998 full-time employees compared with 10,014 a year ago and 10,006 at year-end 1993.

OTHER INCOME/DEDUCTIONS

     Interest expense fell $1.9 million, or 33.1%, in the second quarter and $3.4 million, or 29.4%, in 1994's first half. The reduction in interest expense was attributable to a lower average debt level and more favorable interest rates this year, as higher-rate long-term notes, which matured in February, were replaced with lower-rate commercial paper. Long-term debt outstanding, excluding current maturities, at June 30, 1994, was $251 million compared with $367.6 million at June 30, 1993.

     Second-quarter equity in losses of associated companies was $3.3 million compared with losses of $0.4 million in the year-ago quarter. In 1994's first six months, equity in losses of associated companies totaled $6.2 million compared with losses of $0.1 million in the like period a year ago. The first half of 1994 included losses, which are expected to continue, for several new equity ventures. These holdings include the company's interest in Asia Business News, a business and financial news television channel broadcasting in Asia, and BIZ, a monthly magazine aimed at chief executives and owners of the country's fastest-growing small businesses. Also, the company's newsprint mill affiliates had equity losses of $1.5 million in 1994's first half compared with income of $1 million in the like 1993 period.


INCOME TAXES

     The effective income tax rate for 1994's second quarter was 47.5% compared with 46.8% in the like year-ago quarter. The higher rate in 1994 was primarily due to the increase, from 34% to 35%, in the corporate federal income tax rate enacted in August of 1993.


FINANCIAL POSITION

     The working capital ratio, excluding unearned revenue, was 1.1 to 1 at June 30, 1994, versus 1 to 1 at December 31, 1993. During 1994's first half, cash provided by operations was $177.3 million, up from $124.5 million for the comparable 1993 period.

     In the first half of 1994 the company, primarily using cash from operations, paid cash dividends of $42 million, incurred capital expenditures of $85.1 million, made investments totaling $38.4 million, reduced long-term debt by $10.1 million and purchased 559,400 shares of its common stock for $20.1 million. Cash and cash equivalents totaled $7.1 million at June 30, 1994, an increase of $1.4 million from December 31, 1993. The debt-to-equity ratio at June 30, 1994, was 16.6% compared with 25.8% a year earlier and 17.5% at December 31, 1993.

PART II.   OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits filed:

         None

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



                                             DOW JONES & COMPANY, INC.
                                             -------------------------
                                                    (Registrant)


Date: August 9, 1994                          By   Thomas G. Hetzel
                                                  ----------------------
                                                        Comptroller
                                              (Chief Accounting Officer)