Form 10-Q
period 1994-09-30
DOW JONES & CO INC
filed 1994-11-10
CIK 29924

                               UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994


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

                   200 LIBERTY STREET, NEW YORK, NEW YORK
                  (Address of principal executive offices)

                                   10281
                                 (Zip Code)

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

     The number of shares outstanding of each of the issuer's classes of common stock on September 30, 1994: 75,904,605 shares of Common Stock and 22,100,177 shares of Class B Common Stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements
                                   CONDENSED CONSOLIDATED
                                    STATEMENTS OF INCOME

                                  Dow Jones & Company, Inc.

                                                   Quarter Ended         Nine Months Ended
                                                    September 30              September 30
==========================================================================================
(in thousands except
per share amounts)                               1994       1993           1994       1993
- ------------------------------------------------------------------------------------------
REVENUES:
Information services                         $246,611   $214,980     $  716,243 $  638,520
Advertising                                   157,316    160,578        518,845    506,428
Circulation and other                          97,097     93,126        289,301    274,214
- ------------------------------------------------------------------------------------------
  Total revenues                              501,024    468,684      1,524,389  1,419,162
- ------------------------------------------------------------------------------------------
EXPENSES:
News, operations and development              160,606    142,880        461,735    421,775
Selling, administrative and general           170,968    159,861        509,513    486,874
Newsprint                                      25,929     26,151         76,115     79,590
Second class postage and carrier delivery      23,204     23,292         71,544     71,345
Depreciation and amortization                  50,716     48,577        150,858    144,681
- ------------------------------------------------------------------------------------------
  Operating expenses                          431,423    400,761      1,269,765  1,204,265
- ------------------------------------------------------------------------------------------
  Operating income                             69,601     67,923        254,624    214,897

OTHER INCOME (DEDUCTIONS):
Investment income                               1,102      1,093          3,493      3,741
Interest expense                               (4,040)    (5,696)       (12,263)   (17,342)
Equity in (losses) earnings of
 associated companies                          (1,016)     1,295         (7,167)     1,219
Other, net                                     (1,022)    (2,294)        (2,605)    (4,619)
- ------------------------------------------------------------------------------------------
Income before income taxes                     64,625     62,321        236,082    197,896
Income taxes                                   30,879     32,671        113,134     97,493
- ------------------------------------------------------------------------------------------
Income before cumulative effect of
 accounting change                             33,746     29,650        122,948    100,403
Cumulative effect of accounting change                                   (3,007)
- ------------------------------------------------------------------------------------------
NET INCOME                                   $ 33,746   $ 29,650     $  119,941 $  100,403
==========================================================================================
PER SHARE:
Income before cumulative effect of
 accounting change                               $.34       $.30          $1.23      $1.01
Cumulative effect of accounting change                                     (.03)
Net income                                        .34        .30           1.20       1.01
Cash dividends declared                                                     .63        .60
==========================================================================================
Weighted average shares outstanding            99,019     99,333         99,615     99,808
==========================================================================================
See notes to condensed consolidated financial statements.

                           CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                          Dow Jones & Company, Inc.

                                            Nine Months Ended September 30
==========================================================================
(in thousands)                                          1994          1993
- --------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                          $119,941      $100,403
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                        150,858       144,681
Cumulative effect of accounting change                 3,007
(Gain) loss on sale of investments                    (3,097)        1,212
Equity in losses (earnings) of associated
 companies, net of distributions                       8,896         3,476
Changes in assets and liabilities:
  Accounts receivable-trade and unearned
   revenue                                             6,375       (10,769)
  Inventory, other current assets and accounts
   payable and accrued liabilities                    12,625           157
  Federal and state income taxes                      (4,162)       (6,511)
Other, net                                             3,032           143
- --------------------------------------------------------------------------
  Net cash provided by operating activities          297,475       232,792
- --------------------------------------------------------------------------
INVESTING ACTIVITIES:
Additions to plant and property                     (152,581)     (116,583)
Disposition of plant and property                     14,495         3,071
Businesses and investments sold, net of cash given     5,201         1,100
Businesses and investments acquired,
 net of cash received                                (40,883)      (20,153)
Return of capital by investees                         1,750         1,859
Investee loans                                        (2,603)          (50)
- --------------------------------------------------------------------------
  Net cash used in investing activities             (174,621)     (130,756)
- --------------------------------------------------------------------------
FINANCING ACTIVITIES:
Cash dividends                                       (62,877)      (59,923)
Increase in long-term debt                           100,391        47,278
Reduction of long-term debt                         (100,000)      (52,875)
Purchase of treasury stock                           (76,631)      (48,312)
Proceeds from sales under stock
 purchase plans                                       16,494         9,574
- --------------------------------------------------------------------------
  Net cash used in financing activities             (122,623)     (104,258)
- --------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH               (2,174)          (33)
- --------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                 (1,943)       (2,255)
Cash and cash equivalents at beginning of year         5,652        16,416
- --------------------------------------------------------------------------
Cash and cash equivalents at September 30           $  3,709      $ 14,161
==========================================================================
See notes to condensed consolidated financial statements.

                                   PAGE 4

                           CONDENSED CONSOLIDATED
                               BALANCE SHEETS

                         Dow Jones & Company, Inc.

                                                September 30     December 31
============================================================================
(in thousands)                                          1994            1993
- ----------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                         $    3,709      $    5,652
Accounts receivable-trade, net                       200,780         192,855
Newsprint inventory                                    9,195           7,576
Other current assets                                  61,707          62,378
- ----------------------------------------------------------------------------
  Total current assets                               275,391         268,461
- ----------------------------------------------------------------------------
Investments in associated companies,
 at equity                                            86,367          70,653
Other investments                                     73,170          55,009

Plant and property, at cost                        1,805,333       1,675,753
Less, Allowance for depreciation                   1,189,868       1,081,286
- ----------------------------------------------------------------------------
                                                     615,465         594,467
Excess of cost over net assets of
 businesses acquired, less amortization            1,317,066       1,347,757
Other assets                                          21,501          13,192
- ----------------------------------------------------------------------------
  Total assets                                    $2,388,960      $2,349,539
============================================================================

LIABILITIES:
Accounts payable and accrued liabilities          $  225,848      $  204,561
Federal and state income taxes                        51,817          56,739
Unearned revenue                                     218,716         204,220
Current maturities of long-term debt                   5,318           5,318
- ----------------------------------------------------------------------------
  Total current liabilities                          501,699         470,838
Long-term debt                                       261,563         261,073
Other noncurrent liabilities                         134,996         124,798
- ----------------------------------------------------------------------------
  Total liabilities                                  898,258         856,709
- ----------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stocks                                        102,181         102,181
Additional paid-in capital                           133,939         135,109
Retained earnings                                  1,366,597       1,309,533
- ----------------------------------------------------------------------------
                                                   1,602,717       1,546,823
Less, Treasury stock, at cost                        112,015          53,993
- ----------------------------------------------------------------------------
  Total stockholders' equity                       1,490,702       1,492,830
- ----------------------------------------------------------------------------
  Total liabilities and stockholders' equity      $2,388,960      $2,349,539
============================================================================
See notes to condensed consolidated financial statements.

                        NOTES TO FINANCIAL STATEMENTS

                          Dow Jones & Company, Inc.


1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the Company's consolidated financial position as of September 30, 1994, and December 31, 1993, and the consolidated results of operations for the three-month and nine-month periods ended September 30, 1994 and 1993, and the consolidated cash flows for the nine-month periods then ended. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," was adopted by the Company as of January 1, 1994. The cumulative effect from this change in accounting principle was a charge against earnings of $3,007,000.

3.  Supplementary cash flow data:

                                              Nine Months Ended September 30
============================================================================

(in thousands)                                          1994            1993
- ----------------------------------------------------------------------------
Interest payments                                   $ 12,559        $ 16,355
Income tax payments                                  127,823         111,368
============================================================================

4. Certain of the 1993 amounts have been reclassified for comparative purposes.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FOR THE THIRD QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

     Third-quarter 1994 net income of $33.7 million, or $.34 per share, was up $4 million, or 13.8%, from third-quarter 1993 net income of $29.7 million, or $.30 per share. Third-quarter 1993 results included a year-to-date charge of approximately two cents per share reflecting the increase to 35% from 34% in the corporate federal income tax rate. The 35% rate, enacted in August a year ago as part of the Omnibus Budget Reconciliation Act of 1993, was retroactive to January 1, 1993. Excluding the income tax catch-up applicable to the first half of 1993, third-quarter 1994 net income would have increased $2.2 million, or 6.9%. This improvement was due to operating income gains at the information services and community newspapers segments and lower interest expense. These gains were partially offset by downturns in both business publications segment operating income and equity earnings from associated companies.

     Net income in 1994's first nine months of $119.9 million, or $1.20 per share, increased $19.5 million, or 19.5%, from $100.4 million, or $1.01 per
share, in the like 1993 period.   Earnings in the first nine months of 1994
included the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which reduced net income $3 million, or three cents per share. Excluding the cumulative effect of this accounting change, net income of $122.9 million would have been $22.5 million, or 22.5%, better than earnings in the first nine months of 1993.

SEGMENT DATA

     The following table compares revenues and operating income by business segment for the third quarters and nine months ended September 30, 1994 and 1993:

                                                Quarters Ended September 30
===========================================================================
                                                                 % Increase
(in thousands)                             1994           1993    (Decrease)
- ---------------------------------------------------------------------------
Revenues:
Information services                   $246,611       $214,980         14.7
Business publications                   190,494        192,199         (0.9)
Community newspapers                     63,919         61,505          3.9
- ---------------------------------------------------------------------------
Operating Income:
Information services                   $ 49,570       $ 40,596         22.1
Business publications                    14,630         23,386        (37.4)
Community newspapers                      9,206          8,252         11.6
===========================================================================
                                             Nine Months Ended September 30
===========================================================================
Revenues:
Information services                   $716,243       $638,520         12.2
Business publications                   623,348        600,937          3.7
Community newspapers                    184,798        179,705          2.8
- ---------------------------------------------------------------------------
Operating Income:
Information services                   $147,533       $114,203         29.2
Business publications                    96,347         93,084          3.5
Community newspapers                     24,829         21,119         17.6
===========================================================================

OPERATING INCOME

     Third-quarter 1994 operating income of $69.6 million was up $1.7 million, or 2.5%, from the like 1993 period as an operating income gain at the information services segment were nearly offset by the decline at the business publications segment. The operating margin declined to 13.9% from 14.5% in the third quarter of 1993; revenues grew 6.9%, but operating expenses increased 7.7%.

     The information services segment, which includes the Company's Dow Jones/Telerate and Business Information Services groups, posted robust operating income growth of $9 million, or 22.1%. Its operating margin increased to 20.1% from 18.9% in the comparable period a year ago. Third-quarter 1994 operating income benefited marginally from fluctuations in foreign currency exchange rates, primarily in the Asia/Pacific region. Excluding this benefit, information services segment operating income would have increased $7.8 million, or 19.2%.

     Dow Jones/Telerate group third-quarter operating income was up 23.4% over the like 1993 period as revenues grew 14.1%, largely on the strength of volume gains. Expenses were up 12%, partially due to increased expenditures for product development, payments to information providers and depreciation. Operating income at the Business Information Services group advanced 10.8% on revenue growth of 20.2%. Expenses increased 22.4%, again reflecting increased product development costs and higher payments to information providers.

     Business publications segment operating income fell $8.8 million, or 37.4%, in 1994's third quarter. The operating margin dropped to 7.7% from 12.2% in the comparable quarter in 1993. Revenues were down $1.7 million, or 0.9%, as Wall Street Journal ad linage slid 9.3%. Operating expenses rose $7.1 million, or 4.2%. The business publications segment contains the Company's world-wide initiatives into television and multimedia, including its recently announced European Business News partnership through which the Company, together with an affiliate of Tele-Communications Inc., is scheduled to launch a European business news channel in the first quarter of 1995. Excluding television operations, business publications operating income would have decreased 27.4% in 1994's third quarter.

     Community newspapers operating income for the quarter was up $1 million, or 11.6%. The operating margin for the segment was 14.4% in the third quarter of 1994, up from 13.4% in 1993's third quarter. Revenues increased $2.4 million, or 3.9%, and operating expenses were up $1.5 million, or 2.7%.

     Consolidated operating income of $254.6 million for the first nine months of 1994 increased $39.7 million, or 18.5%. Contributing more than four-fifths of this increase, information services segment operating income was up $33.3 million, or 29.2%. Excluding the benefit from foreign currency exchange rate movements, primarily in the Asia/Pacific region, nine-month operating income for the information services segment would have grown $29.6 million, or 25.9%. Operating income for the business publications segment rose $3.3 million, or 3.5%, in 1994's first nine months. Excluding television operations, operating income at the business publications segment would have increased $7.7 million, or 7.9%. Community newspapers operating income grew $3.7 million, or 17.6%.


REVENUES

     Revenues increased $32.3 million, or 6.9%, in the third quarter. Through nine months, revenues were up $105.2 million, or 7.4%.

     Information services revenues advanced $31.6 million, or 14.7%, in the third quarter and $77.7 million, or 12.2%, in the first nine months of 1994. Revenues at Dow Jones/Telerate increased 14.1% in 1994's third quarter. World-wide volume gains, from both increases in the number of terminals and enhanced and expanded services, continued to account for more than four-fifths of this increase. Revenue from Dow Jones/Telerate's foreign operations grew 15.9% in the third quarter, while domestic revenue increased 11.6%. Dow Jones/Telerate's third-quarter revenues from foreign operations benefited from fluctuations in foreign currency exchange rates. Excluding this effect, revenues from Dow Jones/Telerate's foreign operations would have increased 12.4%. Revenues from Dow Jones/Telerate were up 11.8% for the nine months ended September 30. Foreign revenues increased 12.6%, or 11.4% excluding the benefit from currency exchange rate movements, and domestic revenues were up 10.8%. Business Information Services group revenues increased 20.2% in the third quarter and 15.4% in the first nine months of 1994.

     Business publications revenues were down 0.9% in the third quarter of 1994 as advertising revenue declined 4.6%. Wall Street Journal advertising linage fell 9.3%. For the first nine months, business publications segment revenues increased 3.7%. Advertising revenue was up 2.2%, with Journal advertising linage down 3.3%, or 3.8% on a per-issue basis.

     The third quarter downturn in Journal linage was largely due to an erosion of financial advertising. Financial linage, which increased 8.7% in 1994's first quarter and was down 6.3% in the second quarter, declined 24.4% in the third quarter, reflecting a tougher prior year comparison and the
continued uncertain outlook in the financial markets.   Through September
30, 1994, financial linage was down 7.2%. General advertising linage was down 1.3% in the third quarter and 3% in the first nine months of 1994. Circulation revenue for this segment was up 5.3% in the third quarter and 6.2% in the first nine months. Journal average circulation for the first nine months of 1994 was 1,801,000, down 1.6% from the like 1993 average.

     Barron's national advertising pages advanced 1.6% in the third quarter and 5.9% in the first nine months. Barron's nine-month average circulation of approximately 284,000 was up 6.3% compared with the nine-month 1993 average. Advertising revenue from overseas publications increased 5.8% in the third quarter and 19.4% in the first nine months. Combined average circulation for the Asian and European Journals of 105,000 increased about 4.4% from the first nine months of 1993.

     Revenues at the community newspapers segment increased 3.9% in the third quarter and 2.8% in the first nine months of 1994. Advertising revenue increased 5% in 1994's third quarter and 3.3% in the first nine months. Advertising linage was up 1.1% in the third quarter and 0.3% through nine months. Circulation revenue rose 0.8% in the third quarter and 2% in the first nine months. Average circulation at Ottaway's 20 daily newspapers for the nine months ended September 30, 1994, was up 0.1% compared with the like year-earlier period.

OPERATING EXPENSES

     Operating expenses increased $30.7 million, or 7.7%, in the three months ended September 30, 1994, and $65.5 million, or 5.4%, in the first nine months of 1994.

     Operating expenses for the third quarter and the first nine months at the information services segment were up $22.7 million, or 13%, and $44.4 million, or 8.5%, respectively. Increases in contributed data costs, product development expenses and depreciation were largely responsible for the rise in expenses. Information services segment operating expenses were negatively affected in 1994's third quarter by movements in foreign currency exchange rates, particularly in the Europe/Gulf region. Excluding the impact of foreign currency exchange rate fluctuations, third-quarter information services segment operating expenses would have increased 11.4%.

     Foreign currency rate changes had essentially no effect on operating expenses for the first nine months of 1994. At September 30, 1994, the number of full-time employees for the information services segment was up 1.4% from year-end 1993. Fourth-quarter 1994 growth in information services expenses will likely mirror the third-quarter increase as this segment continues to invest in product development.

     Business publications expenses increased $7.1 million, or 4.2%, in the third quarter and $19.1 million, or 3.8%, in the first nine months of 1994. Higher selling and operations costs were responsible for most of the increase. Newsprint expense was down 0.9% in 1994's third quarter. In the first nine months, newsprint expense decreased 3.7%. Newsprint expense comparisons should worsen in the fourth quarter as discounts given by suppliers are expected to be significantly lower than those in effect in 1993's fourth quarter.

     Included within the business publications segment are the Company's television broadcasting activities. Television initiatives increased segment expenses $4.8 million in the first nine months of 1994 compared with the like period a year ago. Excluding television related expenses, business publications segment operating expenses increased $14.4 million, or 2.9%, compared with the first nine months of 1993. These expenses are expected to continue to grow in the fourth quarter and beyond as the Company pursues an increased presence in world-wide business TV broadcasting.

     Expenses at Ottaway Newspapers, the Company's community newspapers segment, were up 2.7% in the quarter and only 0.9% in the nine months ended September 30, 1994. Newsprint expense was down 0.7% in the third quarter and 6.7% for the first nine months of 1994, helping to defray increases in marketing costs and depreciation.

     At September 30, 1994, the Company employed 10,113 full-time employees compared with 9,980 a year ago and 10,006 at year-end 1993.

OTHER INCOME/DEDUCTIONS

     Interest expense decreased $1.7 million, or 29.1%, in the third quarter and $5.1 million, or 29.3%, in 1994's first nine months. The reduction in interest expense was largely the result of a lower average debt level. Long-term debt outstanding, excluding current maturities, at September 30, 1994, was $261.6 million compared with $329.3 million a year earlier.

     Equity in losses of associated companies for 1994's third quarter was $1 million compared with earnings of $1.3 million in the like period a year ago. Similarly, in 1994's first nine months, equity in losses of associated companies was $7.2 million versus earnings of $1.2 million in the like 1993 period. The first nine months of 1994 included losses, which are expected to continue, for several new equity ventures. These holdings include the Company's interest in Asia Business News, a business and financial news television channel broadcasting in Asia, and BIZ, a monthly magazine aimed at chief executives and owners of the country's fastest-growing small businesses. Also, the Company's newsprint mill affiliates posted equity losses of $0.5 million in the first three quarters of 1994 versus earnings of $2.5 million in the like 1993 period.


INCOME TAXES

     The effective income tax rate for 1994's third quarter was 47.8% compared with 52.4% a year earlier. Excluding the income tax catch-up applicable to the first half, the third-quarter 1993 effective tax rate was 49.4%. The effective income tax rate for 1994's first nine months was 47.9% versus 49.3% a year ago. The lower effective rate in 1994 was mainly due to the lesser impact of nondeductible goodwill amortization on higher pretax 1994 earnings.


FINANCIAL POSITION

     The working capital ratio, excluding unearned revenue, was 1 to 1 at both September 30, 1994, and December 31, 1993. During 1994's first nine months, funds provided by operations increased to $297.5 million from $232.8 million for the comparable 1993 period. The growth in cash from operations was partly due to the increase in earnings. Cash flow also was enhanced by changes in working capital in the first nine months of 1994 relative to the like 1993 period.

     In the first nine months of 1994, primarily using cash from operations, the Company paid cash dividends of $62.9 million, incurred capital expenditures of $152.6 million, made investments totaling $40.9 million and purchased 2,383,000 shares of its common stock for $76.6 million. Long-term debt remained essentially flat with December 31, 1993's level. The Company's Board of Directors has authorized further purchases of three million shares of the Company's common stock. These additional shares may be acquired as market and other conditions warrant.

PART II.   OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits filed:

         Financial Data Schedule (Exhibit 27)

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



                                             DOW JONES & COMPANY, INC.
                                             -------------------------
                                                    (Registrant)


Date: November 10, 1994                      By   Thomas G. Hetzel
                                                  ----------------
                                                     Comptroller
                                             (Chief Accounting Officer)