Form 10-K
period 1994-12-31
DOW JONES & CO INC
filed 1995-03-22
CIK 29924

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

           (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

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

Registrant's telephone number, including area code: (212) 416-2000

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class            Name of each exchange on which registered
    -------------------            -----------------------------------------
Common Stock $1.00 par value                New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                     Class B Common Stock $1.00 par value
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                        ---    ---
      Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

      Aggregate market value of common stock held by non-affiliates of the registrant at January 31, 1995 was approximately $1,689,000,000.

      The number of shares outstanding of each of the registrant's classes of common stock on January 31, 1995: 74,626,047 shares of Common Stock and 22,015,032 shares of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
      Definitive Proxy Statement for 1995 Annual Meeting of Stockholders dated March 20, 1995: Part III.

PART I.
ITEM 1.  Business.


      Dow Jones & Company, Inc. (the company) is a global provider of business news and information. Its operations are divided into three industry segments: information services, business publications and general interest community newspapers. Financial information about industry segments and geographic areas are incorporated by reference to Note 15 to the Financial Statements on pages 44 and 45 of this report.

      The company currently has approximately 10,300 full-time employees. The company's principal executive offices are located at 200 Liberty Street, New York, New York.

Information Services
- --------------------

      The information services segment of Dow Jones reflects the operations of the company's Dow Jones/Telerate group and the Business Information Services group. The Dow Jones/Telerate group primarily serves the financial services industry world-wide and includes Dow Jones Telerate, Dow Jones News Service, Professional Investor Report, AP-Dow Jones News Service, Federal Filings and the Dow Jones Asian Equities Report. The Business Information Services group serves corporate, business and individual investor needs by delivering its information products and services on a wide range of electronic media, including desktop and portable personal computers, pagers, facsimile machines and radio. This group's products include Dow Jones News/Retrieval, DowVision and two radio networks.

      Dow Jones Telerate is one of the largest suppliers of real-time market information and related services to financial professionals with offices or
distributors in more than 85 countries.   About 60% of Dow Jones Telerate's
revenues are generated by its foreign operations. Dow Jones Telerate Holdings, Inc., formerly Telerate, Inc., which became a wholly-owned subsidiary of Dow Jones in 1990, started in 1969 as a provider of commercial paper quotations. The breadth and depth of Dow Jones Telerate are reflected in the mix of services presently offered. The foundation of the service rests on providing prices of U.S. Government securities, foreign exchange, international government bonds, global equities, energy, mortgage-backed securities and a variety of money market instruments. In addition, Dow Jones Telerate provides global news coverage of the world's financial markets and an array of services from outside information providers, ranging from informed commentary on Federal Reserve actions to analysis of the commodities markets.

      Dow Jones Telerate also provides products and software to help users analyze its live market data. Its Trading Room Systems (TRS) provide advanced decision-support tools. Designed to serve the needs of large trading rooms, TRS have networking capabilities which enable customers to link trading rooms world-wide. Running on powerful desktop workstations using software compatible with Microsoft's Windows, TRS consolidates several information, transaction and analytic services into a single platform at a trader's desk.

      In 1994 a single-user and multiuser version of this workstation concept was developed. The Telerate Workstation, introduced in early 1995, provides the full range of Dow Jones Telerate's real-time and historical market data, decision-support products and transaction services, as well as the Dow Jones Investor Network, a video business-news service. The Telerate Workstation has been customized to meet the specific needs of professionals in the fixed-income, foreign exchange, equity and energy markets.

      Digital Page Feed (DPF) fills the needs of customers who prefer to receive any or all of Dow Jones Telerate's thousands of pages of data in the form of an electronic feed that can be incorporated into their own information systems. DPF offers these customers highly reliable, timely and selective information feeds combined with the flexibility required by their custom distribution systems.

      Matrix employs the power of a personal computer to allow customers to build customized, full-color, market-specific pages using Dow Jones Telerate data. Matrix has modules to analyze the fixed income and foreign exchange markets and sophisticated analytical tools, including a spreadsheet from Lotus Development Corporation that uses live Telerate data and contains built-in formulas customized to help traders analyze financial markets.

      The Treasury 500 product offers the widest coverage available of U.S. Government securities and provides value-added analytics in addition to the price information distributed through Dow Jones Telerate's long-standing exclusive agreement with Cantor Fitzgerald Securities Corp. One of Treasury 500's most important features is that it provides live bids and offers from an identified source that customers can actually trade on. It also has live two-sided market displays of best-bid and best-offer prices. In 1994 Liberty Brokerage Investment Corp. started supplying Treasury securities prices, further strengthening Dow Jones Telerate's position as the leading provider of real-time U.S. Treasury prices.

      Dow Jones Telerate is the exclusive distributor of real-time foreign exchange and money market prices from M. W. Marshall & Company and Exco International, two of the world's foremost foreign exchange brokers.

      TeleTrac is a technical analysis product favored by dealers in the foreign exchange and fixed income markets. It is a leading technical analysis tool in Europe and Asia. Telerate Charting, a Windows-based analytical tool, is also available in Europe.

      Dow Jones holds an equity stake in the Japanese consortium Minex Corp. and Dow Jones Telerate serves as exclusive world-wide sales and distribution agent outside of Japan for Minex's foreign exchange trading service.

      Telerate Equities Service (TES) product line offers quotes and news on thousands of securities traded on stock, futures and options exchanges around the world. TES, when combined with Dow Jones Telerate's fixed income and foreign exchange information, gives customers comprehensive coverage of the world's major markets and reflects the markets' growing interaction. TES combines in one service all Dow Jones Telerate data, including information on equities, foreign exchange and U.S. Government issues.

      Dow Jones Telerate Emerging Markets Report, introduced in 1993, nearly doubled its staff in 1994. This service provides information on the emerging capital markets of developing countries, with particular emphasis on Latin America, by combining Dow Jones Telerate's live market prices with news from Dow Jones and the Associated Press, plus market commentary from Thomson Financial Services.

      Other Dow Jones Telerate products and services currently in the marketplace include: the Telerate Access Service, a personal-computer software package that provides a link to Telerate's core information base through public telephone networks and includes access to Dow Jones News/ Retrieval; hand-held quotation devices that deliver current prices, rates and other data; and data for mortgage markets.

      Dow Jones News Service is the nation's preeminent supplier of business and financial news to subscribers at brokerage firms, banks, investment companies and other businesses. Professional Investor Report (PIR), a companion to the News Service, focuses on daily trading activity and news of interest to traders, arbitragers, hedge fund operators and other equity market professionals. Capital Markets Report, which is incorporated into Dow Jones Telerate's basic information package, is the company's newswire that covers fixed income and financial futures markets around the world.

      AP-Dow Jones, a news service joint venture with Associated Press, provides international economic, business and financial news to subscribers in 56 countries. In addition to two broad international newswires, AP-Dow Jones offers specialized wires dedicated to the coverage of European equities, banking and the markets in foreign exchange and petroleum. AP-Dow Jones also produces the European Corporate Report, a news service focusing on European companies and stock markets, and the World Equities Report newswire which serves domestic institutions investing in international markets. In 1994 AP-Dow Jones increased the speed of its distribution network and enhanced its global staff by opening news bureaus in Beijing, Lisbon, New Delhi, Oslo, Prague and Vienna.

      Washington-based Federal Filings publishes newswires, newsletters and investment research based on its coverage of federal regulatory agencies, Capitol Hill and bankruptcy courts nationwide. Federal Filings' products include Federal Filings Business News, a real-time newswire covering SEC filings; Daily Bankruptcy Review, a compendium of large bankruptcy filings throughout the U.S.; and 13F Advance, which analyzes the equity portfolio changes of prominent money managers. In 1994 Federal Filings introduced Edgar Direct which provides real-time access to the full text of SEC filings.

      In 1994 the company launched the Dow Jones Asian Equities Report, which covers 12 Asian-Pacific stock markets and news of the companies traded on them. Headquartered in Singapore, the service draws on the staffs of AP-Dow Jones, The Asian Wall Street Journal and Far Eastern Economic Review, as well as its own editors and reporters.

      Dow Jones News/Retrieval is recognized as one of the nation's leading suppliers of electronic business and financial news and information to financial professionals, private investors, corporate executives and managers, as well as to information specialists in corporate libraries. Business Information Services in 1994 formed an alliance with West Publishing in which West's product Westlaw became the exclusive computer-assisted legal research service to offer integrated access to Dow Jones News/Retrieval. Also, in 1994 the news content on the day of publication, with availability for 24 hours, of the New York Times was added to News/Retrieval. In early 1995, on-line availability on day of publication of the Financial Times, along with two years of back editions, was made available. In 1995 an "electronic gateway" was opened to Nikkei Telecom Japan News & Retrieval, offering access to news and information about Japan and the Pacific Rim. In 1994 News/Retrieval introduced an enhanced Dow Jones Text Library that gives added flexibility and precision in searching the vast databases which contain more than 1,800 publications and 35 million articles.

      The Business Information Services group in early 1995 introduced Personal Journal, an electronic publication designed to deliver customized business and market news, stock quotes, world and national news, weather and sports 24 hours a day directly to personal computers. The Wall Street Journal Interactive Edition, currently under development, builds on Personal Journal. It will be a true "interactive newspaper," combining the editorial qualities of the Journal with the immediacy and depth of the electronic medium.

      DowVision, a comprehensive service that delivers all the Dow Jones newswires, three press release services and the complete text of The Wall Street Journal directly to desktops through corporate computer systems, enables users in the corporate and financial marketplaces to tailor information to their own needs.

      In 1994 Business Informations Services broadened its access to consumer markets by signing agreements to provide Dow Jones news to CompuServe, owned by H&R Block Inc., and eWorld, Apple Computer Inc.'s new on-line service. The company and Aegon USA Inc. formed a partnership in 1994 which plans to gather and distribute commercial real estate data, information and analytics through on-line services.

      Because of declining demand for telephone-based business news services, Business Information Services discontinued DowPhone and the Voice Information Network audio service for newspapers in early 1995. At the same time, it continued to expand the distribution of text-based news and information on paging and wireless electronic mail services.

      Dow Jones' radio products include two radio networks -- "The Wall Street Journal Report" on AM stations and "The Dow Jones Report" on FM stations. Together these programs are carried on 150 stations and reach 80% of the country.

      In January 1995, ESPN Inc. acquired an 80% interest in SportsTicker, the real-time sports news and information unit of Dow Jones. Dow Jones retains a 20% interest in the service and plans to develop opportunities with ESPN to provide business-of-sports TV programming.

      In March 1995, the company acquired majority ownership in IDD Enterprises L.P., a financial publishing, database, software and consulting company. IDD publishes Investment Dealers' Digest and 16 other magazines, newsletters and directories. Its software and electronic information products are available to investment banks and financial institutions through a variety of services, including Dow Jones Telerate and Dow Jones/News Retrieval.

Business Publications
- ---------------------

      Dow Jones' best-known publication, The Wall Street Journal, is the country's largest daily newspaper with average circulation for 1994 of 1,808,700. The Wall Street Journal is edited in New York City at the company's executive offices. The Journal's four regional editions are printed at seventeen plants located across the United States. Advertisers can also focus their messages on readers served by sixteen localized editions. In October 1994, Southeast Journal and Florida Journal were introduced. Together with Texas Journal, introduced in 1993, these editions provide Journal-quality reporting on regional business trends and issues. They appear as a four-page weekly section included in copies of The Wall Street Journal distributed in their respective Southern markets each Wednesday. The Journal now provides weekend-oriented coverage every Friday, including Your Money Matters Weekend Report (an expanded personal-finance column), a sports page and a travel page.

      Production of the paper employs satellite transmission of page images to the outlying plants and other technologies designed to speed the delivery of editorial material to the presses and to reduce the steps taken in the printing process. The Wall Street Journal is delivered in two ways: by second class postal service and through the company's own National Delivery Service, Inc., a subsidiary. At the end of 1994, National Delivery Service delivered nearly one million of the Journal's subscription copies. The system provides delivery earlier and more reliably than the postal service. Approximately 226,000 copies of the Journal are sold each business day on newsstands.

      Barron's, The Dow Jones Business and Financial Weekly, a magazine specializing in reporting and commentary on financial markets, was redesigned in 1994. The new look includes a new cover, a more readable typeface and a new pullout section, Market Week, providing readers with an easy-to-use statistical reference guide. The magazine, which had average circulation of 278,300 in 1994, uses the same facilities employed in the production of The Wall Street Journal. Barron's is edited in New York City and is delivered by second class postal service and through National Delivery Service. About 126,600 copies are sold on newsstands weekly.

      The Wall Street Journal Europe is headquartered in Brussels and printed in Brussels, the Netherlands, Switzerland and England. It is available on day-of-publication in continental Europe and the United Kingdom. The newspaper, which began publication in 1983, had average circulation in 1994 of 59,100. The Central European Economic Review is distributed as an insert in the Wall Street Journal Europe and also sold separately by subscription. Formerly a quarterly, the magazine, which covers political and business developments in the former Soviet bloc, became a monthly publication in 1995. The Asian Wall Street Journal began publication in 1976. It is headquartered and printed in Hong Kong and is transmitted by satellite to additional printing sites in Singapore, Japan and Bangkok. The Asian Wall Street Journal
had average circulation of 46,500 in 1994.   The Journal Europe and the Asian
Journal draw on the resources of The Wall Street Journal's world-wide news staff. The Asian Journal provides the foundation for the company's Asian Wall Street Journal Weekly, which is published in New York for North American readers with interests in Asia.

      The Wall Street Journal Americas was launched in 1994. The daily, Spanish-language business news section is included in eight major Latin American newspapers with a combined weekday circulation of 1.2 million.

      Other business publications include Far Eastern Economic Review, Asia's leading English-language newsweekly; the National Business Employment Weekly, which contains career-related news features, job-related ads from the Journal's regional editions and self-generated advertising; The Wall Street Journal Classroom Edition, which is published nine times during the school year and is used in more than 900 schools nationwide; and American Demographics magazine, which contains feature stories analyzing statistics from the United States Census Bureau and private data collectors.

      SmartMoney, The Wall Street Journal Magazine of Personal Business, is published jointly with Hearst Corp. SmartMoney, introduced in 1992, was named Magazine of the Year for 1993 by Advertising Age magazine. SmartMoney increased its advertising rate base to 550,000 copies in 1994. BIZ, the monthly magazine introduced in 1994 by Dow Jones and American City Business Journals, Inc., ceased publication with its January 1995 issue.

      In early 1995 the company purchased Charter Financial Publishing Corp. of Shrewsbury, New Jersey. Charter is publisher of Investment Advisor, Realty Stock Review and the newly launched Fee Advisor.

      Also included in this business segment is The Wall Street Journal's television group which developed European Business News (EBN) in 1994. EBN, which began broadcasting in February 1995, provides 19-hours-a-day coverage of European business, financial and consumer news throughout Europe. EBN is a joint venture, 70% owned by Dow Jones and 30% owned by Flextech PLC, of London, an affiliate of Tele-Communications Inc. The television group also produces "The Wall Street Journal Report" a half-hour, weekly program in the U.S. covering business, consumer and investment topics.

      Dow Jones Investor Network is a video business-news service delivered to customers' computer terminals, that includes exclusive interviews with business leaders and coverage of major corporate announcements and events.


Community Newspapers
- --------------------

      Community newspapers published at year-end 1994 by Ottaway Newspapers, Inc., a wholly-owned subsidiary, include 20 general-interest dailies in Arizona, California, Connecticut, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, New York, Oregon and Pennsylvania. Average circulation of the dailies during 1994 was approximately 551,500; Sunday circulation for 13 newspapers was approximately 527,500. The principal administrative office of Ottaway Newspapers is in Campbell Hall, New York. The primary delivery method for the newspapers is private delivery.

      Ottaway Newspapers purchased the Salem (Massachusetts) Evening News in March 1995. The Evening News publishes 30,000 copies Monday through Saturday afternoons in Essex County, where Ottaway has four other dailies with a total circulation of 37,000.

Other
- -----

      Dow Jones also has investments in Handelsblatt-Dow Jones GmbH, a joint venture with the von Holtzbrinck Group, publisher of Germany's leading business daily, Handelsblatt; Press-Enterprise Co., a daily newspaper in Riverside, Calif.; Groupe Expansion S.A., a French business publishing company; Mediatex Communications Corp., publisher of Texas Monthly magazine; Nation Publishing Group, a Bangkok, Thailand publisher of English and Thai-language magazines and newspapers; AmericaEconomia, a Spanish-language business magazine in South America; VWD-Vereinigte Wirtschaftsdienste GmbH, a German news agency specializing in business and economic news and information; Asia Business News, a business and financial television news channel broadcasting in Asia; and newsprint mills in the United States and Canada.
The company also owns a minority interest in Hubbard Broadcasting Inc.'s U.S. Satellite Broadcasting venture which directly broadcasts television programming to viewers in the U.S. via 18-inch dish antennas linked to special home receivers.


Raw Materials
- -------------

      The primary raw material used by the company is newsprint. In 1994, approximately 221,000 metric tons were consumed. Newsprint was purchased from sixteen suppliers. F.F. Soucy, Inc. & Partners and Company, Limited, Riviere du Loup, Quebec, Canada, and Bear Island Paper Company, Richmond, Virginia, furnished 18% and 20.6%, respectively, of total newsprint requirements. The company is a limited partner in both ventures and has signed long-term contracts with both for a substantial portion of its annual newsprint requirements. For many years the available sources of newsprint have been adequate to supply the company's needs.

Competition
- -----------

      The company believes that Reuters Holdings PLC ("Reuters"), a company headquartered in London whose shares are publicly traded in the United States and the UK, is its most significant competitor currently providing, on a world-wide basis, financial information display services closely comparable to those furnished by Dow Jones Telerate, although other companies, primarily Automated Data Processing Corporation, Knight-Ridder, Inc., Bloomberg L.P., Telekurs A.G., ILX Systems, Inc. and Quick Corporation of Japan are also in the business of providing financial information displayed on video screens to customers. The company believes that Reuters has more subscribers and video screens than the company on a world-wide basis. The company believes that Dow Jones Telerate is the largest provider of fixed income and foreign exchange data in the United States.

      Many business enterprises, including banks, brokerage houses and other financial firms, operate electronic data systems which are able to move financial and business news rapidly from one location to another, competing with the company's other information services products. This competition will become more intense as telecommunications systems are improved and new techniques of data transmission are developed.

      The business publications of the company remain highly competitive. In its various news publishing activities, Dow Jones competes with a wide spectrum of other information media. All metropolitan general newspapers and many small city or suburban papers carry business and financial pages or sections, including securities quotations. In addition, specialized magazines in the economics field, as well as general news magazines, publish substantial amounts of business material. Nearly all these publications seek to sell advertising space and much of this effort is directly or indirectly competitive with Dow Jones' publications. The company also competes with television and radio for advertisers.

      All of the community newspapers operating under Ottaway Newspapers, Inc. compete with metropolitan general newspapers and most compete with other newspapers available in their respective sales areas.


Research and Development
- ------------------------

      Research and development expenses were $52,522,000 in 1994, $40,705,000 in 1993 and $32,320,000 in 1992.

ITEM 2.  Properties.

      Dow Jones operates seventeen plants with an aggregate of approximately 1 million square feet for the printing of its domestic publications. Printing plants are located in Palo Alto and Riverside, California; Denver, Colorado; Orlando, Florida; LaGrange, Georgia; Naperville and Highland, Illinois; Des Moines, Iowa; White Oak, Maryland; Chicopee Falls, Massachusetts; South Brunswick, New Jersey; Charlotte, North Carolina; Bowling Green, Ohio; Sharon, Pennsylvania; Dallas and Beaumont, Texas; and Federal Way, Washington. All plants include office space. All are owned in fee except the Palo Alto, California plant, which is located on 8.5 acres under a lease to Dow Jones for 50 years, expiring in 2015.

      Other facilities owned in fee with a total of approximately 870,000 square feet house news, sales, administrative, research, computer and operations staff. These facilities are located in Chicopee Falls, Massachusetts and South Brunswick, New Jersey.

      Dow Jones occupies two major leased facilities in New York City: editorial and executive staff occupy 350,000 square feet, while advertising sales staff occupy 106,000 square feet at a separate location. The company also leases other business and editorial offices in numerous separate locations around the world, including 50,000 square feet in two locations in Hong Kong.

      Dow Jones Telerate leases approximately 23,000 square feet in New York City, 325,000 in Jersey City, New Jersey, 115,000 at three locations in London, England, 70,000 at three locations in Toronto, Ontario and 30,000 at two locations in Hong Kong. In addition, Dow Jones Telerate leases space around the world for its operations.

      Ottaway Newspapers operates in 26 locations, including a 24,000 square foot administrative headquarters in Campbell Hall, New York. These facilities are located in Sun City, Arizona; Santa Cruz, California; Danbury, Connecticut; Ashland, Kentucky; Beverly, Hyannis, New Bedford, Gloucester, Nantucket, Peabody, Fall River and Newburyport, Massachusetts; Traverse City, Michigan; Mankato, Minnesota; Joplin, Missouri; Exeter and Hampton, New Hampshire; Middletown, Oneonta, Plattsburgh and Port Jervis, New York; Medford, Oregon; and Grove City, Sharon, Stroudsburg and Sunbury, Pennsylvania. Local printing facilities, which include office space, total approximately 1,087,000 square feet. All facilities are owned in fee.

      The company believes that its current facilities are suitable and adequate, well maintained and in good condition. Older facilities have been modernized and expanded to meet present and anticipated needs. It is estimated that between 65% and 75% of the capacity of the company's existing production facilities is being utilized.

ITEM 3.  Legal Proceedings.

          Not applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Executive Officers of the Registrant
- ------------------------------------

     Each executive officer is elected annually to serve at the pleasure of the Board of Directors.

     All executive officers named below have been employed by the company for more than five years.

     Peter R. Kann, age 52, Chairman of the Board since July 1991, Chief Executive Officer since January 1991 and Publisher of The Wall Street Journal since January 1989, served as President from July 1989 to July 1991 and Chief Operating Officer from July 1989 to December 1990, Executive Vice President from 1985 to 1989 and Associate Publisher of The Wall Street Journal from 1979 to 1988.

     Kenneth L. Burenga, age 50, President of the company and President of The Wall Street Journal since July 1991 and Chief Operating Officer since January 1991, served as Executive Vice President from January 1991 to July 1991 and Senior Vice President from 1986 thru 1990, and General Manager from January 1989 thru December 1990, as Chief Financial and Administrative Officer from 1986 to 1988 and Vice President/Circulation of The Wall Street Journal from 1980 to 1986.

     James H. Ottaway Jr., age 57, Senior Vice President since 1986, President of Magazines since February 1988, President of Affiliated Companies Group since 1986, and Chairman of Ottaway Newspapers, Inc. since 1979, served as President of the International Group from February 1988 to January 1995, as Vice President/Community Newspapers from 1980 to 1985 and as President of Ottaway Newspapers, Inc. from 1970 to 1985 and its Chief Executive from 1976 to January 1989.

     Peter G. Skinner, age 50, Senior Vice President since November 1989, General Counsel and Secretary since 1985 and President, Television since January 1995, served as Vice President from 1985 to November 1989.

     Carl M. Valenti, age 56, Senior Vice President and President and Publisher of Dow Jones Telerate since May 1990, served as Vice President of the company and President/Information Services Group from 1987 to 1990 and as Vice President/Information Services Group from 1980 to 1987.

     Kevin J. Roche, age 60, Vice President/Finance since 1986 and Chief Financial Officer since January 1989, served as Comptroller from 1977 to March 1987.

     Thomas G. Hetzel, age 39, Comptroller since October 1993, served as Associate Comptroller from 1992 to 1993 and Assistant Comptroller from 1988 to 1992.

PART II.

ITEM 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

     The company's common stock is listed on the New York Stock Exchange. The class B common stock is not traded. The approximate number of stockholders of record as of January 31, 1995, was 10,700 for common stock and 4,500 for class B common stock. The company paid $.84 per share in dividends in 1994 and $.80 per share in 1993, which represented an earnings payout of 46.8% in 1994 and 54.1% in 1993.

============================================================================
               Market Price 1994                Market Price 1993
Quarters       -----------------  Dividends     -----------------  Dividends
Ended            High      Low    Paid 1994       High      Low    Paid 1993
- ----------------------------------------------------------------------------
March 31       $41 7/8   $35 1/2       $.21      $33 3/4  $27 1/8       $.20
June 30         40 3/8    31            .21       32 3/4   26 3/4        .20
September 30    32 1/4    28 3/8        .21       33 3/8   27 3/4        .20
December 31     31 7/8    28 1/8        .21       39       32 1/2        .20
============================================================================

ITEM 6.  Selected Financial Data.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that affect the comparability of the information reflected in this table.

     The following table shows selected financial data for the most recent five years:
============================================================================
(in thousands except
 per share amounts)     1994        1993        1992        1991        1990
- ----------------------------------------------------------------------------
Revenues          $2,090,977  $1,931,816  $1,817,870  $1,725,079  $1,720,084
Income before
  cumulative effect
  of accounting
  changes           $181,180    $147,547    $118,391     $72,189    $106,923
Net income          $178,173    $147,547    $107,586     $72,189    $106,923
- ----------------------------------------------------------------------------
Per Share Amounts:
Income before
  cumulative effect
  of accounting
  changes              $1.83       $1.48       $1.17        $.71       $1.06
Net income             $1.80       $1.48       $1.06        $.71       $1.06
Dividends              $ .84       $ .80       $ .76        $.76       $ .76
- ----------------------------------------------------------------------------
Average shares
  outstanding         99,002      99,773     101,150     101,011     100,826
Total assets      $2,445,766  $2,349,539  $2,372,035  $2,470,584  $2,591,377
Long-term debt,
  excl. current
  portion           $295,552    $261,073    $334,718    $447,990    $607,805
- ----------------------------------------------------------------------------
Operating income
  as a percent of
  revenues             17.1%       16.4%       15.4%       14.0%       13.3%
Net income as a
  percent of
  revenues              8.5%        7.6%        5.9%        4.2%        6.2%
Net income as a
  percent of stock-
  holders' equity      12.0%        9.9%        7.4%        5.0%        7.4%
============================================================================

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Net income in 1994 of $178.2 million, or $1.80 per share, increased $30.6 million, or 20.8%, from 1993 net income of $147.5 million, or $1.48 per share. Growth in 1994 earnings was largely driven by robust gains in both revenues and operating income at the information services segment.

     Earnings in 1994 included the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," which reduced net income by $3 million, or three cents per share. Excluding the cumulative effect of this accounting change, net income of $181.2 million would have been $33.6 million, or 22.8%, better than 1993 earnings, continuing the sharp upward trend in earnings begun in 1992.

     Earnings in 1993 were up $40 million, or 37.1%, from 1992 net income of $107.6 million, or $1.06 per share. Net income in 1992 included the cumulative effect of the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which reduced net income $32.4 million, or $.32 per share, and SFAS No. 109, "Accounting for Income Taxes," which increased earnings $21.6 million, or $.21 per share. Also included in 1992 net income were after-tax charges totaling $8 million, or eight cents per share, for the write-down of certain investments. Excluding these nonrecurring items, net income in 1993 would have increased $21.1 million, or 16.7%, from 1992 earnings.

     Net income in 1992, excluding nonrecurring items, increased $22.4 million, or 21.5%, from 1991.

     A summary of the results of operations for each of the company's principal business segments as well as financial data by geographic area is displayed in Note 15 to the financial statements.


                              OPERATING INCOME

     In 1994 operating income increased $41.9 million, or 13.2%, reaching a record $358.3 million. Operating income of $316.5 million in 1993 was up $35.8 million, or 12.7%, from 1992's operating income of $280.7 million. In 1992 operating income increased $40 million, or 16.6%. The operating margin grew to 17.1% in 1994 from 16.4% in 1993 and 15.4% in 1992.

     Foreign operations, primarily at Dow Jones Telerate, provided $142.3 million, or roughly 40%, of 1994 operating income. Income from foreign operations was up 12.7% from $126.2 million in 1993. Domestic operating income in 1994 increased 13% to $234.5 million. In 1993 operating income from foreign operations grew 21%, while domestic operating income was up 7.4%.

     Operating income at the information services segment, which includes both the Dow Jones/Telerate and Business Information Services groups, grew $41.5 million, or 26.4%, to $199 million in 1994. Information services operating income comprised 55.5% of consolidated operating income, up from 49.7% in 1993. Revenues advanced $114.8 million, or 13.3%, while operating expenses increased $73.3 million, or 10.4%. Operating income in 1994 benefited from fluctuations in foreign currency exchange rates, chiefly in the Asia/Pacific region. Excluding this benefit, 1994 operating income would have still increased 23.4%.

     Dow Jones/Telerate operating income grew 30% in 1994; however, operating income at the Business Information Services group was down 3.6%. The operating margin for the information services segment reached 20.4% in 1994, up from 18.3% in 1993 and 18.6% in 1992. Expenses in 1994 continued to include substantial investments in technical improvements, product development and enhanced information.

     In 1993 operating income for this segment grew $6.7 million, or 4.5%, as revenues advanced $52.6 million, or 6.5%, and operating expenses increased $45.9 million, or 7%. Operating income at this segment rose 2.1% in 1992.

     The business publications segment includes The Wall Street Journal and its overseas editions, Barron's, other domestic and foreign publications and global initiatives into television. This segment's operating income in 1994 decreased $2 million, or 1.4%, to $141.6 million and accounted for 39.5% of the company's 1994 operating profit versus 45.4% in 1993.

     The company's global television initiatives include European Business News (EBN), which is 70% owned by Dow Jones and 30% owned by an affiliate of Tele-Communications Inc. EBN launched a European business news channel in the first quarter of 1995. Excluding television operations, business publications operating income would have increased $6.8 million, or 4.5%, in 1994.

     Business publications revenues were up $36.8 million, or 4.5%, in 1994. Operating expenses rose $38.8 million, or 5.7%. Operating income for the segment in 1993 increased $28.6 million, or 24.8%, to $143.7 million, after climbing $33.6 million, or 41.3%, to $115.1 million in 1992. The operating margin for the business publications segment was 16.4% in 1994, 17.4% in 1993 and 14.9% in 1992.

     Community newspapers segment operating income for 1994 of $36.2 million grew $3.6 million, or 11.1%. This segment contains the Ottaway Newspapers group of 20 daily newspapers. The operating income gain was primarily due to higher advertising revenue and continuing cost controls. Operating income was up $0.9 million, or 2.9%, in 1993 and $4.7 million, or 17.6%, in 1992. The operating margin for the community newspapers segment improved to 14.3% in 1994 compared with 13.3% in 1993 and 13.5% in 1992.

                                  REVENUES

     In 1994 revenues advanced $159.2 million, or 8.2%, reaching a record $2.1 billion. Revenues from domestic operations increased 6% to $1.5 billion in 1994, accounting for about 70% of total revenues. Revenues from foreign components grew 14.2% to $602 million in 1994. Total revenues increased $113.9 million, or 6.3%, to $1.9 billion in 1993.

     Advertising revenue in 1994 grew $26 million, or 3.7%, to $725 million. In 1993 advertising revenue was up $44.4 million, or 6.8%, from 1992. Circulation revenue in 1994 improved $16.3 million, or 4.7%, growing to $364.2 million. In 1993 circulation revenue increased $14.3 million, or 4.3%, to $347.8 million.

     Information services 1994 revenue, which composed about 47% of the company's revenue, climbed $114.8 million, or 13.3%, to $976.8 million. Excluding a net benefit from fluctuations in foreign currency exchange rates, information services revenue would have increased $106.2 million, or 12.3%. In 1993 information services revenue grew $52.6 million, or 6.5%, to $862 million from $809.4 million in 1992.

     Dow Jones/Telerate, which primarily serves professionals in the financial services industry and includes Dow Jones Telerate and the company's proprietary newswires, produced 90% of information services revenue in 1994. Dow Jones/Telerate revenues of $877.4 million grew $98.5 million, or 12.6%. About four-fifths of this increase resulted from world-wide volume gains attributable to growth in both the number of terminals and enhanced and expanded services. Dow Jones/Telerate's three regions:
Americas; Europe, Middle East, Africa; and Asia/Pacific; all posted double digit revenue growth. Americas revenue climbed 12.1%, revenue from Europe, Middle East, Africa increased 12%, while Asia/Pacific revenue was up 15.1%. In 1993 Americas revenue was up 5.7%, revenues from Europe, Middle East, Africa rose 6.5% and Asia/Pacific revenue increased 5%.

     The remaining 10% of information services revenue was earned by Business Information Services, which serves corporate, individual business consumer and private investor needs through Dow Jones News/Retrieval and related services. Business Information Services revenue was up 19.6% in 1994 after increasing 13.1% in 1993. Volume gains at Dow Jones News/ Retrieval were the primary reason for revenue growth in 1994 and 1993.

     Business publications 1994 revenues of $862 million advanced 4.5% from 1993 revenues of $825.2 million. Revenues in 1993 were up 6.7% from 1992 revenues of $773.8 million. Advertising revenue increased 3.7% in 1994, with the Journal, its overseas editions and Barron's all posting gains. Advertising linage in 1994 at The Wall Street Journal, the largest component of business publications, declined 1.2% after rising 3.3% in 1993.

     The decrease in linage at the Journal was the result of a 9.9% drop in financial advertising in 1994, following an increase of 13.4% in 1993. Financial linage is volatile and fluctuates with the level of new debt and equity offerings, which in 1994 were constrained by the upswing in interest rates. This category comprised 31.7% of total Journal advertising linage in 1994, compared with 34.8% in 1993, 31.2% in 1992 and 39% at its peak in 1987. General linage was up 3.1% in 1994, following declines of 0.9% in 1993 and 1.2% in 1992. Journal advertising rates were raised an average of 4% in 1994, 5% in 1993 and 4.5% in 1992.

     Barron's national advertising pages increased 2.4% in 1994 and 6.9% in 1993, after being flat in 1992. Advertising revenue from overseas publications, including The Asian Wall Street Journal, The Wall Street Journal Europe and Far Eastern Economic Review, gained 23.3% in 1994. Overseas advertising revenue advanced 7.7% in 1993.

     Circulation revenue at business publications grew 5.4% in 1994. Wall Street Journal revenue in 1994 benefited from a mid-1993 increase of 7.2% to $149 in the Journal's annual subscription price. Effective January 1, 1995, the price of an annual subscription was increased 10% to $164, while an annual Barron's subscription was raised 4.7% to $135 from $129. The newsstand price of the Journal remained at 75 cents in 1994, and it is not scheduled to change in 1995. Barron's newsstand price was raised 20% to $3.00 from $2.50 in June 1994. Including the Journal's European and Asian editions, world-wide average circulation decreased to 1,914,400 in 1994, compared with 1,941,600 in 1993 and 1,920,300 in 1992. Barron's average circulation for 1994 was up 4.9% to 278,300, following a 5.3% gain in 1993.

     Revenues at Ottaway Newspapers, Inc., Dow Jones' community newspapers subsidiary, increased $7.6 million, or 3.1%, in 1994. Revenues were up 4.2% in 1993 and 3.4% in 1992. Ottaway's advertising revenue in 1994 grew $6.3 million, or 3.7%, chiefly as a result of rate increases and sales gains in preprinted inserts. Advertising revenue rose 4.1% in 1993 and 2.1% in 1992. Advertising linage edged up 0.2% in 1994 and 0.6% in 1993; linage declined 3.9% in 1992. Circulation revenue improved $1.3 million, or 1.8%, in 1994, after increases of 3.8% and 6.2% in 1993 and 1992, respectively. Average circulation for Ottaway's 20 daily newspapers was essentially flat at about 551,000 from 1991-1994.

                             OPERATING EXPENSES

     Operating expenses in 1994 grew $117.3 million, or 7.3%, to $1.7 billion, primarily due to increases in spending on technical development and product enhancements, fees to outside information providers (royalties), salaries and depreciation. In 1993 operating expenses increased $78.2 million, or 5.1%, in part due to increases in royalties, newsprint costs and depreciation. Operating expenses in 1992 increased $52.8 million, or 3.6%, with higher information services costs moderated by lower newsprint expense.

     In 1994 the company spent $52.5 million on research and development compared with $40.7 million and $32.3 million in 1993 and 1992, respectively. In addition to research and development costs, significant enhancements made to existing products resulted in a $22.7 million increase in 1994 expenses.

     Information services expenses were up $73.3 million, or 10.4%, to $777.9 million in 1994, mainly due to continuing investments in technical development, network upgrades and product and information enhancements. Excluding the effect of foreign currency rate fluctuations, operating expenses increased $69.4 million, or 9.8%. At December 31, 1994, the number of full-time employees for information services was up 6.4% from year-end 1993.

     Business publications expenses increased $38.8 million, or 5.7%, to $720.4 million in 1994. The increase was chiefly due to higher selling and operations costs for print publications and expansion of television operations. In 1994 television and multimedia initiatives increased segment expenses $9.1 million. Excluding television-related expenses, business publications expenses increased $29.7 million, or 4.4%. Newsprint expense was up slightly as consumption and the average cost of newsprint remained stable relative to 1993. However, newsprint prices are expected to increase sharply, possibly in excess of 40%, in 1995 as both the list prices of newsprint increase and currently available discounts decline.

     Business publications operating expenses for 1993 of $681.6 million increased $22.9 million, or 3.5%, partially due to higher newsprint expense reflecting increased consumption and a higher average price. In 1992 operating expenses of $658.7 million were essentially flat with the prior year.

     Community newspapers expenses were up $4 million, or 1.9%, in 1994. Higher selling costs and depreciation were moderated by slightly lower volume-related costs for printing, distribution and newsprint. Operating expenses increased 4.4% in 1993 and 1.4% in 1992.

     In 1994 purchases of newsprint containing recycled fiber reached 70% of total purchases, up from 54% in 1993 and 39% in 1992. The company expects purchases of newsprint containing recycled material to remain high in 1995.

     Salaries and wages were 31% of total operating expenses in 1994 and 1993 and 30% in 1992. Salaries and wages increased 5.8% in 1994, following increases of 6.4% in 1993 and 8.4% in 1992. At December 31, 1994, Dow Jones employed 10,265 full-time employees, up 2.6% from 10,006 at year-end 1993.


                          OTHER INCOME / DEDUCTIONS

     Interest expense of $16.9 million decreased $5.7 million, or 25.3%, from 1993 due to a lower average debt level. Long-term debt outstanding averaged $251.1 million during 1994 compared with $339.9 million in 1993 and $385.4 million in 1992.

     Equity in losses of associated companies for 1994 was $5.4 million compared with break-even results in 1993. The company's share of earnings from its newsprint affiliates of $1.9 million was 16.7% worse than earnings of $2.2 million in 1993. Equity earnings from newsprint mill affiliates in 1993 improved $6.9 million from losses of $4.7 million in 1992. Results from the newsprint mills should improve in 1995 as price increases and lower discounts for newsprint yield higher revenues.

     Equity losses in 1994 included the first full year of operations for Asia Business News (ABN), a business and financial news television channel broadcasting in Asia. ABN, for which Dow Jones provides news and programming, is part of the company's global business television initiative. Also contained in equity results for 1994 were losses for BIZ, a monthly controlled-circulation magazine, which ceased publication with its January 1995 issue.

     The fourth quarters of 1993 and 1992 included write-downs of investments totaling $8.2 million ($5.4 million after taxes) and $13.4 million ($8 million after taxes), respectively.


                                INCOME TAXES

     The effective income tax rate was 46.5% in 1994 versus 48.5% in 1993 and 49.5% in 1992. The lower 1994 rate was chiefly caused by the lesser impact of stable nondeductible goodwill amortization on higher 1994 pretax earnings and an easing of state income taxes. Excluding goodwill amortization, the effective income tax rate would have been 41.5% in 1994, 42.4% in 1993 and 42.1% in 1992.

     In 1992 SFAS No. 109, "Accounting for Income Taxes," was adopted. The cumulative effect of the accounting change was a benefit of $21.6 million, or $.21 per share, to 1992 earnings.

                                 INVESTMENTS

     During 1994, businesses and investments acquired totaled $47.3 million. These investments included acquiring minority stakes in United States Satellite Broadcasting Company, Inc. (USSB), a digital satellite television company, and VWD-Vereinigte Wirtschaftsdienste GmbH, a German news agency. The company also increased the amount of its investments in Asia Business News, Minex Corp., a Tokyo-based consortium offering foreign exchange transaction services, and a newsprint mill affiliate.

     In January 1995, Charter Financial Publishing Corp., of Shrewsbury, New Jersey, was acquired. Charter Financial publishes Investment Advisor, a controlled-circulation monthly magazine for financial advisors and Realty Stock Review, a monthly paid-circulation newsletter on real estate.


                             FINANCIAL POSITION

     Cash provided by operations in 1994 was $401.1 million, up $65.4 million, or 19.5%, from $335.7 million in 1993 and up 31.2% from $305.6 million in 1992. The gain in earnings and a change in working capital were chiefly responsible for the increase. In 1994, primarily using cash generated through operations, the company paid dividends of $83.4 million, funded $222.4 million in capital expenditures, made investments of $47.3 million and purchased 3,782,000 shares of its common stock for $118.2 million. The year-end cash balance increased to $10.9 million in 1994 from $5.7 million at year-end 1993.

     At December 31, 1994, long-term debt, excluding current maturities, was $295.6 million, an increase of $34.5 million, or 13.2%, from $261.1 million at year-end 1993. The debt-to-equity ratio at December 31, 1994, was 19.9%, compared with 17.5% at 1993's year end. Long-term debt peaked at $719 million on December 31, 1989, when the debt-to-equity ratio was 51.2%. Commercial paper was used to retire long-term notes of $192 million which matured in 1994.

     The company expects cash provided by operations in 1995 to be sufficient to meet its normal recurring operating commitments, fund capital expenditures of roughly $200 million and pay dividends of about $90 million. Capital spending in 1995 will include press equipment, which will enable Dow Jones' domestic print publications to offer advertisers limited four-color capability, as well as continued investments in the technical infrastructure of print and electronic services. Depending on business opportunities and market conditions, cash from operations may be used for strategic acquisitions, retirement of long-term debt or treasury share purchases. At December 31, 1994, the company had authorization to acquire an additional
1.6 million shares of its common stock.

     The working capital ratio, excluding unearned revenue, was 1 to 1 as of year-end 1994 and 1993. Return on equity rose to 12% in 1994 from 9.9% in 1993 and 7.4% in 1992. On January 18, 1995, Dow Jones announced that it would raise its quarterly dividend to 23 cents per share from 21 cents per share, an increase of 9.5%.

     In January 1995, the company sold an 80% interest in SportsTicker, a real-time sports news and information unit, to Entertainment Sports Programming Network, Inc. (ESPN), a subsidiary of Capital Cities/ABC. Dow Jones retains a 20% interest in the service and plans to collaborate with ESPN to produce business-of-sports TV programming.


                                   OUTLOOK

     Consolidated earnings are expected to improve in 1995. However, the growth in 1995 will be tempered in comparison to the high growth rates posted in recent years. The company plans a substantial increase in spending to develop new products and enhance existing products. Initiatives in 1995 include expansion of world-wide television activities, four-color printing capability for domestic publications and continued development of advanced platforms for the storage and retrieval of text, user-friendly front-end software for customer terminals and an interactive edition of The Wall Street Journal.

     Information services revenues in 1995 are expected to increase at a rate consistent with the annual rates of growth achieved over the past several years. It is expected that a significant portion of the growth will come from Dow Jones Telerate's overseas operations. Dow Jones Telerate's sales of digital feeds and trading room systems should continue to fuel revenue growth.

     Information services 1995 expenses will also likely increase at a rate similar to those seen in recent years as this segment continues to invest in expanded information, network enhancements and product improvements. Dow Jones Telerate will move forward in integrating all of its information into its more flexible Telerate Workstation, which was introduced in January 1995.

     In 1995 business publications revenues are expected to show improvement, primarily from rate increases. National advertising rates at The Wall Street Journal were raised almost four percent for 1995. Improvement in domestic Journal advertising linage is largely dependent on the continuing strength of the overall U.S. economy and, specifically, on the activity in financial markets. Advertising rates at the Journal's overseas editions were raised an average of about seven percent for 1995. Circulation revenues in 1995 for both The Wall Street Journal and Barron's will begin to reflect the effect of subscription rate increases which went into effect January 1, 1995.

     Business publications expenses in 1995 will be affected by price increases in newsprint and second class postage. On average, newsprint prices are expected to increase about 40% in 1995 as list prices increase and discounts given by suppliers decrease. Also, second class postage rates were increased 12.5% effective January 1, 1995. These increases are likely to cause business publications operating income to fall in 1995. However, the effect of newsprint price increases on consolidated net income is expected to be mitigated by improvements in earnings at the company's newsprint mill affiliates. Even with the price increase, newsprint expense is expected to comprise only about 7% of the company's total operating expenses in 1995.

     Operating income at business publications will also be held down in 1995 as the expansion of world-wide television initiatives is pursued. European Business News launched its 19-hour a day channel in 1995's first quarter.

     Following revenue increases at the community newspapers segment of 3.1% in 1994 and 4.2% in 1993, revenues are expected to grow at a higher level in 1995 as the segment benefits from an improved domestic economy and the acquisition of the Salem (Massachusetts) Evening News. However, community newspapers expenses will also be affected by increased newsprint prices.

ITEM 8.  Financial Statements and Supplementary Data

                       CONSOLIDATED STATEMENTS OF INCOME
                           Dow Jones & Company, Inc.
             For the years ended December 31, 1994, 1993 and 1992

==============================================================================
(in thousands except per share amounts)           1994        1993        1992
- ------------------------------------------------------------------------------
REVENUES:
Information services                        $  976,800  $  861,979  $  809,387
Advertising                                    724,990     699,009     654,598
Circulation and other                          389,187     370,828     353,885
- ------------------------------------------------------------------------------
    Total revenues                           2,090,977   1,931,816   1,817,870
- ------------------------------------------------------------------------------
EXPENSES:
News, operations and development               642,184     580,636     534,984
Selling, administrative and general            681,244     642,772     634,766
Newsprint                                      107,178     106,357      93,299
Second class postage and
  carrier delivery                              96,751      96,926      94,818
Depreciation and amortization                  205,303     188,665     179,312
- ------------------------------------------------------------------------------
    Operating expenses                       1,732,660   1,615,356   1,537,179
- ------------------------------------------------------------------------------
    Operating income                           358,317     316,460     280,691

OTHER INCOME (DEDUCTIONS):
Investment income                                4,884       5,060       6,829
Interest expense                               (16,858)    (22,555)    (30,355)
Equity in (losses) earnings of
  associated companies (Note 3)                 (5,434)         72      (4,190)
Other, net (Note 2)                             (2,097)    (12,797)    (18,638)
- ------------------------------------------------------------------------------
Income before income taxes (Note 7)            338,812     286,240     234,337
Income taxes (Note 7)                          157,632     138,693     115,946
- ------------------------------------------------------------------------------
Income before cumulative effect of
  accounting changes                           181,180     147,547     118,391
Cumulative effect of accounting changes
  (Notes 7 & 10)                                (3,007)                (10,805)
- ------------------------------------------------------------------------------
NET INCOME                                  $  178,173  $  147,547  $  107,586
==============================================================================
PER SHARE (Note 12):
Income before cumulative effect of
  accounting changes                             $1.83       $1.48       $1.17
Cumulative effect of accounting changes           (.03)                   (.11)
Net income                                        1.80        1.48        1.06
Cash dividends                                     .84         .80         .76
==============================================================================
Weighted average shares outstanding             99,002      99,773     101,150
==============================================================================
The accompanying notes are an integral part of the financial statements.

                           CONSOLIDATED BALANCE SHEETS
                            Dow Jones & Company, Inc.
                           December 31, 1994 and 1993

===============================================================================
(dollars in thousands)                                      1994           1993
- -------------------------------------------------------------------------------
ASSETS:
Current Assets:
Cash and cash equivalents                             $   10,888     $    5,652
Accounts receivable -- trade, net of
 allowance for doubtful accounts of
 $14,870 in 1994 and $14,548 in 1993                     229,687        192,855
Newsprint inventory (Note 4)                               7,832          7,576
Deferred income taxes (Note 7)                            18,604         15,784
Prepaid expenses                                          21,483         22,966
Other current assets                                      21,636         23,628
- -------------------------------------------------------------------------------
    Total current assets                                 310,130        268,461
- -------------------------------------------------------------------------------

Investments in Associated Companies, at equity (Note 3)   90,231         70,653

Other Investments (Notes 2, 5 & 16)                       72,835         55,009

Plant and Property, at cost:
Land                                                      22,675         22,942
Buildings and improvements                               341,309        322,899
Equipment                                              1,420,839      1,302,757
Construction in progress                                  73,946         27,155
- -------------------------------------------------------------------------------
                                                       1,858,769      1,675,753
Less, Allowance for depreciation                       1,216,680      1,081,286
- -------------------------------------------------------------------------------
                                                         642,089        594,467

Excess of Cost over Net Assets of Businesses
 Acquired, less accumulated amortization of
 $283,712 in 1994 and $243,424 in 1993                 1,304,953      1,347,757

Deferred Income Taxes (Note 7)                            10,675

Other Assets                                              14,853         13,192

- -------------------------------------------------------------------------------
    Total assets                                      $2,445,766     $2,349,539
===============================================================================
The accompanying notes are an integral part of the financial statements.

                           CONSOLIDATED BALANCE SHEETS
                            Dow Jones & Company, Inc.
                           December 31, 1994 and 1993


===============================================================================
(dollars in thousands)                                       1994          1993
- -------------------------------------------------------------------------------
LIABILITIES:
Current Liabilities:
Accounts payable -- trade                              $   89,006    $   69,032
Accrued wages, salaries and commissions                    56,331        46,883
Profit sharing and other retirement plan
 contributions payable (Note 9)                            35,029        35,122
Other payables                                             57,040        53,524
Income taxes (Note 7)                                      68,694        56,739
Unearned revenue                                          219,880       204,220
Current maturities of long-term debt (Note 5)               5,318         5,318
- -------------------------------------------------------------------------------
    Total current liabilities                             531,298       470,838

Long-Term Debt (Notes 5 & 16)                             295,552       261,073
Deferred Compensation, principally postretirement
 benefit obligation (Note 10)                             133,334       118,985
Deferred Income Taxes (Note 7)                                            5,327
Other Liabilities                                           3,971         5,375
- -------------------------------------------------------------------------------
    Total liabilities                                     964,155       861,598
- -------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common Stock, par value $1 per share; authorized
 135,000,000 shares; issued 80,161,777 shares
 in 1994 and 80,002,971 shares in 1993                     80,162        80,003
Class B Common Stock, convertible, par value $1
 per share; authorized 25,000,000 shares; issued
 22,019,244 shares in 1994 and 22,178,050 shares
 in 1993                                                   22,019        22,178
- -------------------------------------------------------------------------------
                                                          102,181       102,181
Additional Paid-in Capital                                134,017       135,109
Retained Earnings                                       1,404,346     1,309,533
Cumulative Translation Adjustment                          (6,219)       (4,889)
- -------------------------------------------------------------------------------
                                                        1,634,325     1,541,934
Less, Treasury Stock at cost, 5,556,839 shares in
 1994 and 2,396,573 shares in 1993                        152,714        53,993
- -------------------------------------------------------------------------------
    Total stockholders' equity                          1,481,611     1,487,941
- -------------------------------------------------------------------------------
    Total liabilities and stockholders' equity         $2,445,766    $2,349,539
===============================================================================

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Dow Jones & Company, Inc.
                   For the years ended December 31, 1994, 1993 and 1992

 ======================================================================================
 (in thousands)                                              1994       1993       1992
 --------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
 Net income                                              $178,173   $147,547   $107,586
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation                                             164,383    147,495    138,372
 Amortization of excess of cost over net
  assets of businesses acquired                            40,920     41,170     40,940
 (Gain) on sale of businesses and investments              (3,097)      (868)    (1,121)
 (Gain) loss on disposition of plant and property          (1,965)      (529)     2,011
 Write-down of investments                                  3,582      8,171     13,422
 Cumulative effect of accounting changes                    3,007                10,805
 Equity in losses (earnings) of associated
  companies, net of distributions                           6,762      4,690      4,423
 Changes in assets and liabilities:
   Accounts receivable - trade                            (35,604)   (29,679)       371
   Unearned revenue                                        14,376     13,451      1,554
   Newsprint inventory                                       (256)      (346)       302
   Other current assets                                     2,467     (3,834)    (3,552)
   Accounts payable and accrued liabilities                22,220      1,252     (2,330)
   Income taxes                                            12,948      1,429     (2,514)
   Deferred taxes                                         (16,867)    (5,724)   (16,720)
   Deferred compensation                                    9,387      8,716     10,285
 Other, net                                                   656      2,768      1,771
 --------------------------------------------------------------------------------------
     Net cash provided by operating activities            401,092    335,709    305,605
 --------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
 Additions to plant and property                         (222,434)  (159,943)  (125,626)
 Disposition of plant and property                         18,608      7,542     11,567
 Businesses and investments acquired, net of
  cash received                                           (47,327)   (24,915)   (10,608)
 Businesses and investments sold, net of cash given         5,218      4,694      3,083
 Return of capital by investees                             2,527      1,859
 Proceeds from guaranteed investment contract               5,318      5,318      5,318
 Investees' (loans) repayments                             (3,632)      (185)       100
 --------------------------------------------------------------------------------------
     Net cash used in investing activities               (241,722)  (165,630)  (116,166)
 --------------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
 Cash dividends                                           (83,360)   (79,833)   (76,912)
 Increase in long-term debt                               231,679     47,278     86,055
 Reduction of long-term debt                             (197,318)  (121,188)  (199,746)
 Proceeds from sale under stock purchase plans             17,001     22,553     10,815
 Purchase of treasury stock                              (118,219)   (48,312)   (28,429)
 --------------------------------------------------------------------------------------
     Net cash used in financing activities               (150,217)  (179,502)  (208,217)
 --------------------------------------------------------------------------------------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (3,917)    (1,341)      (828)
 --------------------------------------------------------------------------------------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           5,236    (10,764)   (19,606)
 Cash and cash equivalents at beginning of year             5,652     16,416     36,022
 --------------------------------------------------------------------------------------
 Cash and cash equivalents at end of year                $ 10,888   $  5,652   $ 16,416
 ======================================================================================
 The accompanying notes are an integral part of the financial statements.

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          Dow Jones & Company, Inc.
                              For the years ended December 31, 1994, 1993 and 1992

======================================================================================================================
                                        Class B  Additional              Cumulative       Treasury Stock
(in thousands                  Common    Common     Paid-in    Retained Translation     ------------------
except shares)                  Stock     Stock     Capital    Earnings  Adjustment     Shares      Amount       Total
- ----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1991    $79,586   $22,595    $142,908  $1,211,145     $ 2,293 (1,063,193)  $ (20,626) $1,437,901
Net income - 1992                                               107,586                                        107,586
Dividends, $.76 per share                                       (76,912)                                       (76,912)
Translation adjustment                                                       (5,117)                            (5,117)
Conversion of class B common
 stock into common stock          274      (274)
Capital changes of investee                             (26)                                                       (26)
Sales under stock purchase
 plans                                               (7,731)                           444,383      19,295      11,564
Purchase of treasury stock                                                            (958,942)    (28,429)    (28,429)
- ----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992     79,860    22,321     135,151   1,241,819      (2,824)(1,577,752)    (29,760)  1,446,567
Net income - 1993                                               147,547                                        147,547
Dividends, $.80 per share                                       (79,833)                                       (79,833)
Translation adjustment                                                       (2,065)                            (2,065)
Conversion of class B common
 stock into common stock          143      (143)
Sales under stock purchase
 plans                                                  (42)                           849,179      24,079      24,037
Purchase of treasury stock                                                          (1,668,000)    (48,312)    (48,312)
- ----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993     80,003    22,178     135,109   1,309,533      (4,889)(2,396,573)    (53,993)  1,487,941
Net income - 1994                                               178,173                                        178,173
Dividends, $.84 per share                                       (83,360)                                       (83,360)
Translation adjustment                                                       (1,330)                            (1,330)
Conversion of class B common
 stock into common stock          159      (159)
Capital changes of investee                             157                                                        157
Sales under stock purchase
 plans (Note 8)                                      (1,249)                           621,734      19,498      18,249
Purchase of treasury stock                                                          (3,782,000)   (118,219)   (118,219)
- ----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994    $80,162   $22,019    $134,017  $1,404,346     $(6,219)(5,556,839)  $(152,714) $1,481,611
======================================================================================================================
 The accompanying notes are an integral part of the financial statements.

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE CONSOLIDATED FINANCIAL STATEMENTS include the accounts of the company and its majority-owned subsidiaries. The equity method of accounting is used for companies and other investments in which the company's common stock ownership and partnership equity is at least 20% and not more than 50% (see
Note 3). All significant intercompany transactions are eliminated in consolidation.

UNEARNED REVENUE is recorded as earned, pro rata on a monthly basis, over the life of subscriptions. Costs in connection with the procurement of subscriptions are charged to expense as incurred.

DEPRECIATION is computed using straight-line or declining-balance methods over the estimated useful lives of the respective assets or terms of the related leases. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are deducted from the respective accounts and the resulting gain or loss is included in income.

MAINTENANCE AND REPAIRS are charged to expense as incurred. Major renewals, betterments and additions are capitalized.

RESEARCH AND DEVELOPMENT expenditures are charged to expense as incurred. Research and development expenses were $52,522,000 in 1994, $40,705,000 in 1993 and $32,320,000 in 1992.

CASH EQUIVALENTS are highly liquid investments with a maturity of three months or less when purchased.

NEWSPRINT INVENTORY is stated at the lower of last-in, first-out (LIFO) cost or market (see Note 4).

DEFERRED INCOME TAXES are provided for temporary differences in bases between financial statement and income tax assets and liabilities. In 1992, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are recalculated annually at tax rates then in effect (see Note
7).

THE EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED (GOODWILL) is amortized using the straight-line method over various periods, principally forty years. The company evaluates annually whether there has been a permanent impairment in the value of goodwill. Factors considered in the evaluation include expected future cash flows from operations of businesses acquired and the market value of comparable companies.

FOREIGN CURRENCY TRANSLATION of the assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar is determined at the appropriate year-end exchange rates, while results of operations are translated at the average rates of exchange in effect throughout the year. The resultant translation adjustment is recorded directly to Stockholders' Equity. Gains and losses arising from translation of financial statements for foreign subsidiaries where the U.S. dollar is the functional currency as well as from all foreign currency transactions are included in income.

FORWARD EXCHANGE CONTRACTS are entered into to hedge contracted revenue streams from foreign currency exchange rate fluctuations. As such, these nonspeculative forward exchange contracts are not recorded on the company's balance sheets. Also, unrealized gains and losses on these forward exchange contracts are deferred and recognized upon settlement of the related transactions. Accordingly, cash flows resulting from forward exchange contract settlements are classified as cash provided by operations as are the corresponding cash flows from the revenue streams being hedged (see Note
16).

ACCOUNTING CHANGES were adopted in response to recently issued accounting standards. Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of this change in accounting was a charge against earnings of $3,007,000 (see Note 10).

Effective January 1, 1992, the company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." A charge against earnings of $32,370,000 was recorded (see Note 10). As of the same date, the company also adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," by recording a benefit to earnings of $21,565,000 (see Note 7).


NOTE 2.  OTHER, NET

Other, net includes gains/losses from foreign currency exchange rate fluctuations, write-downs of investments and other miscellaneous non-operating income and expenses.

Foreign exchange losses totaled $3,812,000 in 1994, $5,808,000 in 1993 and $2,247,000 in 1992.

In 1993's fourth quarter, the company recorded a charge of $8.2 million ($5.4 million after taxes) to write down certain of its investments.

In the fourth quarter of 1992 a charge of $13.4 million ($8 million after taxes) was recorded to write down certain of the company's investments. The investments written down included the company's minority position in Groupe Expansion, S.A., a French publisher of business magazines, as well as Groupe Expansion-related companies, and the Chapel Hill News, a community newspaper held by the company's Ottaway Newspapers, Inc. subsidiary.

NOTE 3.  INVESTMENTS IN ASSOCIATED COMPANIES, AT EQUITY


The operating results of the principal associated companies accounted for by the equity method have been included in the accompanying consolidated financial statements on the following bases: Bear Island Paper Company, L.P. (Bear Island Paper), 35% owned; Bear Island Timberlands Company, L.P., 35% owned; and F.F. Soucy, Inc. & Partners and Company, Limited (Soucy), 40% owned.

The company, as a limited partner in Bear Island Paper and Soucy, has signed long-term contracts with both covering a substantial portion of its annual newsprint requirements. Operating expenses of the company include the cost of newsprint supplied by Bear Island Paper and Soucy of $41,828,000 in 1994 $39,558,000 in 1993, and $42,918,000 in 1992.



NOTE 4.  NEWSPRINT INVENTORY


Newsprint inventory was determined by the last-in, first-out (LIFO) method. If inventory had been valued by the average cost method, it would have been approximately $6,449,000 and $4,976,000 higher in 1994 and 1993, respectively.



NOTE 5.  LONG-TERM DEBT

Long-term debt at December 31 was as follows:
============================================================================
(in thousands)                                               1994       1993
- ----------------------------------------------------------------------------
Commercial paper, 5.90% to 6.23% at December 31, 1994    $263,643   $ 31,964
Notes payable, 7.7% and 8.4%, due February 1 and
  December 1, 1994                                                   191,882
Note payable, Associated Press, 7.75%                      37,227     42,545
- ----------------------------------------------------------------------------
                                                          300,870    266,391
Less: current portion                                       5,318      5,318
- ----------------------------------------------------------------------------
  Total long-term debt                                   $295,552   $261,073
============================================================================

Payments on long-term debt are due as follows: $5,318,000 in each year from 1995 through 1998, $268,962,000 in 1999 and $10,636,000 thereafter.
Interest payments were $21,989,000 in 1994, $22,459,000 in 1993 and
$31,825,000 in 1992.

The company can borrow up to $400 million through November 16, 1999, under a revolving credit agreement with several banks. Borrowings may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, its C/D rate or the federal funds rate. A fee of 0.08% is payable on the commitment which the company may terminate or reduce at any time. Prepayment of borrowings may be made without penalty. Although there were no borrowings under the agreement as of December 31, 1994, the company intends to maintain the commitment at least through December 31, 1995. Accordingly, commercial paper was classified as long-term.

The revolving credit agreement contains various restrictive covenants principally relating to net worth, liabilities and cash flows. At December 31, 1994, consolidated net worth exceeded the minimum by $731 million and total consolidated liabilities were $1.6 billion less than the maximum. The company's cash flow, as defined in the agreement, in 1994 far exceeded that required.

In 1994 notes of $192 million matured. This debt was refinanced by the issuance of commercial paper, which is supported by the company's revolving credit agreement.

The note payable to the Associated Press is owed by the company in equal annual principal payments of $5,318,000 which commenced in 1991. The company purchased a Guaranteed Investment Contract from an insurance company which is supported by an irrevocable stand-by letter of credit. The contract, which is included in Other Investments, provides for payments to the company of interest and principal that match the payments owed the Associated Press.


NOTE 6.  CAPITAL STOCK


Common stock and class B common stock have the same dividend and liquidation rights. Class B common stock has ten votes per share, free convertibility into common stock on a one-for-one basis and can be transferred in class B form only to members of the stockholder's family and certain others affiliated with the stockholder.

NOTE 7.  INCOME TAXES

Effective January 1, 1992, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement No. 109, deferred taxes are determined upon the cumulative differences in bases between financial statement and income tax assets and liabilities. The measurement of deferred taxes resulting from these differences is based on currently enacted tax rates.

It was principally the recalculation of deferred taxes at the lower 34% federal income tax rate enacted in the Tax Reform Act of 1986 that resulted in the 1992 earnings benefit of $21.6 million, or $.21 per share, which has been included in the cumulative effect of accounting changes. During 1993 the Omnibus Budget Reconciliation Act was enacted, which increased the federal corporate income tax rate to 35%. The impact of remeasuring deferred tax assets and liabilities at this higher rate was immaterial to 1993 income tax expense.

The company's combined current and noncurrent deferred taxes at December 31, 1994 and 1993, consisted of the following deferred tax assets and liabilities:

============================================================================
                                       Deferred Tax          Deferred Tax
                                          Assets              Liabilities
(in thousands)                        1994        1993       1994       1993
- ----------------------------------------------------------------------------
Depreciation                                              $54,595    $65,727
Employee benefit plans, including
  deferred compensation            $65,375     $58,505      4,223      3,542
Sales and product allowances         3,384       3,119
Unremitted foreign earnings          8,304       7,765
Write-down of investments            5,615       5,615
All other                            6,771       6,200      1,352      1,478
- ----------------------------------------------------------------------------
Total deferred taxes               $89,449     $81,204    $60,170    $70,747
============================================================================

The company has not established a deferred tax asset with respect to certain foreign operating loss carryforwards which are not expected to be realized.

The components of income before income taxes and accounting changes were as follows:

============================================================================
(in thousands)                                  1994        1993        1992
- ----------------------------------------------------------------------------
Domestic                                    $187,889    $154,298    $123,809
Foreign                                      150,923     131,942     110,528
- ----------------------------------------------------------------------------
                                            $338,812    $286,240    $234,337
============================================================================

The following is a reconciliation of income tax expense to the amount derived by multiplying income before income taxes and the cumulative effect of accounting changes by the statutory federal income tax rate of 35% in 1994 and 1993 and 34% in 1992.

============================================================================
                                      % of             % of             % of
                                    Income           Income           Income
                                    Before           Before           Before
(in thousands)                  1994 Taxes       1993 Taxes       1992 Taxes
- ----------------------------------------------------------------------------
Income before taxes
  multiplied by statutory
  federal income tax rate   $118,584  35.0   $100,184  35.0   $ 79,675  34.0
State and foreign taxes
  net of federal income
  tax benefit                 20,064   5.9     21,893   7.6     19,482   8.3
Amortization of excess of
  cost over net assets of
  businesses acquired         14,322   4.2     14,338   5.0     13,920   5.9
Other, net                     4,662   1.4      2,278   0.9      2,869   1.3
- ----------------------------------------------------------------------------
                            $157,632  46.5   $138,693  48.5   $115,946  49.5
============================================================================

Income tax expense was as follows:
============================================================================
(in thousands)                   Federal       State     Foreign      Total
- ----------------------------------------------------------------------------
1994:
Currently payable               $124,330     $26,223     $16,441    $166,994
Deferred                          (7,408)      1,911      (3,865)     (9,362)
- ----------------------------------------------------------------------------
  Total                         $116,922     $28,134     $12,576    $157,632
============================================================================

1993:
Currently payable               $102,588     $24,632     $15,075    $142,295
Deferred                          (9,357)      6,376        (621)     (3,602)
- ----------------------------------------------------------------------------
  Total                         $ 93,231     $31,008     $14,454    $138,693
============================================================================

1992:
Currently payable               $ 98,792     $27,280     $ 8,810    $134,882
Deferred                         (16,848)     (2,383)        295     (18,936)
- ----------------------------------------------------------------------------
  Total                         $ 81,944     $24,897     $ 9,105    $115,946
============================================================================

Income tax payments were $161,551,000 in 1994, $142,988,000 in 1993 and
$135,180,000 in 1992.

NOTE 8.  STOCK PURCHASE, STOCK OPTION AND EXECUTIVE INCENTIVE PLANS

STOCK PURCHASE PLAN: Under the terms of the Dow Jones 1990 Employee Stock Purchase Plan, eligible employees may purchase shares of the company's common stock based on compensation through payroll deductions or lump-sum payment. The purchase price for payroll deductions is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. Lump-sum purchases are made during the offering period at the lower of 85% of the fair market value of the stock on the first day of the purchase period or the payment date.

The activity in the plan was as follows:
===========================================================================
                                                     Shares Subscribed
                                                 --------------------------
                             Price               1994                  1993
- ---------------------------------------------------------------------------
Balance, January 1                            143,524               140,091
  Shares subscribed                           232,238               213,782
  Purchases             $23.70 to $26.56     (220,315)             (200,711)
  Terminated or canceled                      (10,037)               (9,638)
- ---------------------------------------------------------------------------
Balance, December 31                          145,410               143,524
===========================================================================

At December 31, 1994, there were 792,149 shares available for future offerings.

STOCK OPTION PLAN: Under the Dow Jones 1991 Stock Option Plan, options for shares of common stock may be granted to key employees at not less than the fair market value of the common stock on the date of grant. Options expire ten years from the date of grant.

EXECUTIVE INCENTIVE PLANS: The executive incentive plans provide for the grant to key executives of stock options, performance awards, which were suspended in 1992, and contingent stock rights. The incentive plans are administered by the compensation committee of the Board of Directors, the members of which may not participate in the plans.

The Dow Jones 1992 Long Term Incentive Plan provides for the grant to key executives of stock options and contingent stock rights (collectively, "plan awards"). Options for shares of common stock may be granted at not less than the fair market value of the common stock on the date of grant. An optionee may purchase shares upon exercise of an option or may surrender exercisable options in return for an amount equal to any excess of the market value over the option price on the day the option is surrendered. Payment to the optionee for such stock appreciation rights may be made in common stock, cash or a combination of both. Options expire ten years after date of grant.

Contingent stock rights entitle the participant to receive future payments in the form of common stock. The number of shares of common stock ultimately received will depend upon the extent to which specified performance criteria are achieved over the performance period, the participant's individual performance and other factors, all as determined by the compensation committee. Accordingly, the number of shares received could be less than or equal to the number specified in the right, but not greater than 125% of that amount.

                                    PAGE 39

The activity in the stock option and executive incentive plans was as follows:
=============================================================================
                                    Stock Option         Executive Incentive
                                        Plan                   Plans
                                    ------------       ----------------------
                                       Shares           Shares     Contingent
                      Option            Under            Under          Stock
                      Prices           Option           Option         Rights
- -----------------------------------------------------------------------------
Balance, December 31, 1991          2,207,462          660,417
 Granted        $32.88 and $41.09     693,150           98,000         94,200
 Granted        $28.38 and $35.47     751,200          116,000        109,100
 Exercised      $15.42 to $32.42     (226,924)         (27,864)
 Terminated/canceled                  (66,465)         (39,058)        (5,900)
 Surrendered upon exercise
   of stock appreciation
   rights at $31.00 to $33.38          (1,515)         (22,870)
- -----------------------------------------------------------------------------
Balance, December 31, 1992          3,356,908          784,625        197,400
 Granted        $35.13 and $43.91     518,600           99,300         88,200
 Exercised      $22.17 to $32.88     (608,220)         (51,878)
 Terminated/canceled                 (136,059)          (8,611)        (4,400)
 Surrendered upon exercise
   of stock appreciation
   rights at $30.00 to $35.88         (13,117)         (11,923)
- -----------------------------------------------------------------------------
Balance, December 31, 1993          3,118,112          811,513        281,200
 Granted        $30.00 and $37.50     648,100           98,200        135,900
 Exercised      $26.00 to $ 32.88    (390,058)         (14,072)
 Terminated/canceled                  (91,680)          (2,321)
 Surrendered upon exercise
   of stock appreciation
   rights at $39.38 to $40.88          (4,980)          (7,359)
- -----------------------------------------------------------------------------
Balance, December 31, 1994          3,279,494          885,961        417,100
=============================================================================
Year granted:
 1985        $28.83 and $31.75        53,429            16,588
 1986                   $32.42        98,315            30,645
 1987                   $54.25        82,420            23,783
 1988                   $32.00       140,790            44,102
 1989                   $32.50       197,835            81,637
 1990                   $28.13       226,660           134,906
 1991                   $26.00       334,405           153,600
 1992        $32.88 and $41.09       519,140            89,700         86,300
 1992        $28.38 and $35.47       497,600           113,500        106,700
 1993        $35.13 and $43.91       488,400            99,300         88,200
 1994        $30.00 and $37.50       640,500            98,200        135,900
- -----------------------------------------------------------------------------
                                   3,279,494           885,961        417,100
=============================================================================
Available for future
  grants, December 31, 1994        2,558,000                   682,200
=============================================================================

Under the stock option plan, options granted in 1994 become exercisable in 1995 and all other options granted were exercisable at December 31, 1994. Under the executive incentive plans, options granted prior to 1991 become exercisable and performance awards and contingent stock rights become payable four years after they are granted. Fifty percent of the options granted in 1991 and thereafter become exercisable in the year following the year of grant; the balance of the options granted become exercisable in the second year following the year of grant.

Compensation expense was $943,000 in 1994, $2,826,000 in 1993 and $1,850,000
in 1992, with respect to both the stock option and executive incentive plans.



NOTE 9.  PROFIT SHARING AND PENSION PLANS


The company and certain subsidiaries have profit sharing retirement plans for a majority of employees who meet specified length of service requirements. The annual cost of the plans, which are funded currently, is based upon a percentage of consolidated net income, as defined, or compensation but is limited to the amount deductible for income tax purposes.

Substantially all employees of subsidiaries who are not covered by the above plans are covered by noncontributory defined benefit pension plans. These plans are not material in respect to charges to operations.

Total profit sharing and pension plan expenses amounted to $46,768,000, $44,805,000 and $42,157,000 in 1994, 1993 and 1992, respectively.

NOTE 10.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, AND POSTEMPLOYMENT
          BENEFITS

For a majority of its employees, the company sponsors a defined benefit postretirement medical plan which provides lifetime health care benefits to retirees, who meet specified length of service and age requirements, and their eligible dependents. The plan is unfunded. The company sponsors no additional postretirement benefit plans other than its profit sharing and pension plans (see Note 9).

As of January 1, 1992, the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were adopted. As a result, after-tax earnings for 1992 were lowered $32.4 million, or $.32 per share, which was included in the cumulative effect of accounting changes (see Note 1).

The following sets forth the plan's status reconciled with amounts reported in the company's consolidated balance sheets at December 31.
===========================================================================
(in thousands)                                             1994        1993
- ---------------------------------------------------------------------------
Accumulated postretirement benefit obligation (APBO):
  Retirees                                              $20,665     $16,977
  Fully eligible active plan participants                14,558      13,788
  Other active plan participants                         53,957      52,573
- ---------------------------------------------------------------------------
  Total APBO as of December 31                           89,180      83,338
Unrecognized net gain (loss)                              1,864      (2,052)
- ---------------------------------------------------------------------------
Accrued postretirement benefit liability at
 December 31                                            $91,044     $81,286
===========================================================================

Pretax postretirement benefit expense included the following components:
===========================================================================
(in thousands)                                 1994        1993        1992
- ---------------------------------------------------------------------------
Service cost                                 $ 5,482    $ 4,850      $4,345
Interest cost                                  5,944      6,168       5,320
- ---------------------------------------------------------------------------
  Net periodic postretirement benefit cost   $11,426    $11,018      $9,665
===========================================================================

A 13% annual rate of increase in the per capita costs of covered health care benefits was assumed for 1995, gradually decreasing to 6% by the year 2008 and remaining at that rate thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994, by $15.8 million and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1994 by $2.5 million. A discount rate of 8.25% was used to determine the accumulated postretirement benefit obligation as of December 31, 1994.

At December 31, 1993, the company's accumulated postretirement benefit obligation was calculated using a discount rate of 7% and a health care cost trend rate of 12.5% for 1994 decreasing to 5.5% by the year 2008.

Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." Accordingly, the company recorded an after-tax charge of $3,007,000, or three cents per share, as the cumulative effect of accounting change as of the date of adoption. This change in accounting had no material effect on 1994 operating expenses.



NOTE 11.  COMMITMENTS


Commitments for capital expenditures amounted to $33,974,000 at December 31, 1994.

Noncancelable leases require minimum rental payments through 2011 totaling
$490,441,000.  Payments required for the years 1995 through 1999 are as follows:
============================================================================
(in thousands)              1995       1996       1997       1998       1999
- ----------------------------------------------------------------------------
                         $68,606    $65,433    $60,209    $52,330    $46,096
============================================================================

These leases are principally for office space and equipment and contain renewal and escalation clauses. Total rental expense amounted to $90,286,000 in 1994, $83,853,000 in 1993 and $82,382,000 in 1992.

At December 31, 1994, the company had foreign currency forward exchange contracts settling on various dates through January 1996 to sell 6.5 billion Japanese yen (against $67,827,000). Risk arises from movements in foreign currency exchange rates and from the possible inability of counterparties to meet the terms of their commitments, which the company views as unlikely.

The company has the obligation to furnish financial support in the form of capital contributions, loans and loan guarantees up to a total of $18.6 million for certain of its investees. At December 31, 1994, loan guarantees of $11,008,000 with remaining terms of up to eight and one-half years were in effect. The company views it as unlikely that its investees will fail to meet the terms of their obligations.

NOTE 12.  PER SHARE AMOUNTS


Net income per share has been computed on the basis of the weighted average number of shares outstanding (99,002,000 shares in 1994, 99,773,000 shares in 1993 and 101,150,000 shares in 1992). The assumed exercise of outstanding options under the stock purchase, stock option and executive incentive plans does not have a material dilutive effect on earnings per share.



NOTE 13.  RECLASSIFICATIONS


Certain amounts for prior years have been reclassified for comparative purposes.



NOTE 14.  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)


The summary of unaudited 1994 and 1993 quarterly financial data shown on pages 49 and 50 of this report is incorporated herein by reference.

                                             PAGE 44

NOTE 15.  BUSINESS SEGMENTS

The company's operations by business segment and geographic area were as follows:

Financial Data by Business Segment
================================================================================================
                          Information         Business     Community
(in thousands)               Services     Publications    Newspapers    Corporate   Consolidated
- ------------------------------------------------------------------------------------------------
Revenues
  1994                     $  976,800         $862,009      $252,168                  $2,090,977
  1993                        861,979          825,246       244,591                   1,931,816
  1992                        809,387          773,753       234,730                   1,817,870

Operating income
  1994                        198,950          141,614        36,166     $(18,413)       358,317
  1993                        157,406          143,654        32,563      (17,163)       316,460
  1992                        150,678          115,066        31,653      (16,706)       280,691

Identifiable assets (1)
  1994                      1,645,380          445,791       198,985      155,610      2,445,766
  1993                      1,652,394          361,265       199,248      136,632      2,349,539
  1992                      1,682,972          342,891       198,427      147,745      2,372,035

Depreciation and
amortization expense
  1994                        152,579           38,488        14,236                     205,303
  1993                        138,639           37,044        12,982                     188,665
  1992                        127,535           38,948        12,829                     179,312

Capital expenditures
  1994                        121,973           88,982        11,479                     222,434
  1993                        115,659           31,561        12,723                     159,943
  1992                         99,258           14,532        11,836                     125,626

Investments in associated
companies, at equity (2)
  1994                                          53,758
  1993                                          43,224
  1992                                          41,250

Equity in earnings (losses)
of associated companies (2)
  1994                                           1,875
  1993                                           2,252
  1992                                          (4,680)
=================================================================================================

NOTES:
(1) Corporate assets include cash and cash equivalents,  investments  in  associated  companies, other investments and related deferred income taxes.
(2) Business  publications  --  F.F. Soucy, Inc. & Partners and Company, Limited and Bear Island
    Paper Company, L.P., operators of newsprint mills located in Quebec,  Canada  and  Richmond,
    Virginia, respectively, and Bear Island Timberlands Co., L.P.

Financial Data by Geographic Area
==============================================================================================
                                      Europe
                         United  Middle East      Asia/        Other
(in thousands)           States       Africa    Pacific      Foreign   Corporate  Consolidated
- ----------------------------------------------------------------------------------------------
Revenues
  1994               $1,489,014     $329,699   $225,143     $ 47,121                $2,090,977
  1993                1,404,492      294,415    192,220       40,689                 1,931,816
  1992                1,321,190      278,835    178,398       39,447                 1,817,870

Operating income
  1994                  234,479       61,031     78,547        2,673    $(18,413)      358,317
  1993                  207,435       53,343     70,471        2,374     (17,163)      316,460
  1992                  193,086       41,262     63,310         (261)    (16,706)      280,691

Identifiable assets
  1994                1,453,132      453,409    258,536      125,079     155,610     2,445,766
  1993                1,379,222      459,768    251,851      122,066     136,632     2,349,539
  1992                1,365,394      477,412    252,772      128,712     147,745     2,372,035
==============================================================================================

NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following information presents the fair value of the company's financial instruments which are not carried as such on the company's balance sheets. The fair value of these financial instruments as of December 31, 1994 and 1993, was determined primarily by reference to dealer markets.

============================================================================
(in thousands)                                  Fair Value    Carrying Value
- ----------------------------------------------------------------------------
1994
Other Investments                                 $ 71,842          $ 72,835
Long-Term Debt                                     294,886           295,552
- ----------------------------------------------------------------------------
1993
Other Investments                                 $ 65,657          $ 55,009
Long-Term Debt                                     268,650           261,073
============================================================================

Nonspeculative forward exchange contracts, which hedge contracted revenue streams from foreign currency exchange rate fluctuations, are not recorded on the company's consolidated balance sheets (see Note 1). The fair value of forward exchange contracts at December 31, 1994, was $66,367,000 against a contracted value of $67,827,000, yielding a deferred gain of $1,460,000. The fair value as of December 31, 1993, of forward exchange contracts then in effect was $59,030,000 against a contracted value of $59,501,000, representing a deferred gain of $471,000.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

We have audited the accompanying consolidated balance sheets of Dow Jones & Company, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dow Jones & Company, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Notes 7 and 10 to the consolidated financial statements, the company changed its method of accounting for income taxes and postretirement benefits other than pensions effective January 1, 1992, and postemployment benefits effective January 1, 1994.


                                                    COOPERS & LYBRAND L.L.P.



New York, New York
January 24, 1995

STATEMENT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Stockholders of Dow Jones & Company, Inc.:

Management has prepared and is responsible for the consolidated financial statements and related information in the Annual Report. The financial statements, which include amounts based on judgment, have been prepared in conformity with generally accepted accounting principles consistently applied.

Management has developed, and in 1994 continued to strengthen, a system of internal accounting and other controls for the company and its wholly owned subsidiaries. Management believes these controls provide reasonable assurance that assets are safeguarded from loss or unauthorized use and that the company's financial records are a reliable basis for preparing the financial statements. Underlying the concept of reasonable assurance is the premise that the cost of control should not exceed the benefit derived. The company's system of internal controls is supported by written policies, a program of internal audits, including a periodic independent review of the Internal Audit Department, and by a program of selecting and training qualified staff.

Coopers & Lybrand L.L.P., independent accountants, have audited the company's consolidated financial statements, as described in their report. The report expresses an independent opinion of the fairness of presentation of the financial statements and, in so doing, provides an independent objective assessment of the manner in which management meets its responsibility for fairness and accuracy in financial reporting.

The Board of Directors, through its audit committee consisting solely of outside directors, is responsible for reviewing and monitoring the company's financial reporting and accounting practices. The audit committee meets regularly with management, internal auditors and independent accountants - both separately and together. The internal auditors and the independent accountants have free access to the audit committee to review the results of their audits, the adequacy of internal accounting controls and the quality of financial reporting.

                 QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                          Dow Jones & Company, Inc.
           For the fourth quarters ended December 31, 1994 and 1993

============================================================================
(in thousands except per share amounts)                     1994        1993
- ----------------------------------------------------------------------------
REVENUES:
Information services                                    $260,557    $223,459
Advertising                                              206,145     192,581
Circulation and other                                     99,886      96,614
- ----------------------------------------------------------------------------
    Total revenues                                       566,588     512,654
- ----------------------------------------------------------------------------
EXPENSES:
News, operations and development                         180,449     158,861
Selling, administrative and general                      171,731     155,898
Newsprint                                                 31,063      26,767
Second class postage and carrier delivery                 25,207      25,581
Depreciation and amortization                             54,445      43,984
- ----------------------------------------------------------------------------
    Operating expenses                                   462,895     411,091
- ----------------------------------------------------------------------------
    Operating income                                     103,693     101,563
OTHER INCOME (DEDUCTIONS):
Investment income                                          1,391       1,319
Interest expense                                          (4,595)     (5,213)
Equity in income (losses) of associated companies          1,733      (1,147)
Other, net (Note 2)                                          508      (8,178)
- ----------------------------------------------------------------------------
Income before income taxes                               102,730      88,344
Income taxes                                              44,498      41,200
- ----------------------------------------------------------------------------
NET INCOME                                              $ 58,232    $ 47,144
============================================================================
PER SHARE:
Net income                                                  $.60        $.47
- ----------------------------------------------------------------------------
Cash dividends                                              $.21        $.20
============================================================================
Weighted average shares outstanding                       97,221      99,571
============================================================================

                                   PAGE 50


                     SUMMARY OF QUARTERLY FINANCIAL DATA
                                 (UNAUDITED)
                          Dow Jones & Company, Inc.
===========================================================================
                                      Quarters Ended
(in thousands except     --------------------------------------
 per share amounts)      March 31   June 30  Sept. 30   Dec. 31        Year
- ---------------------------------------------------------------------------
1994
Revenues                 $499,212  $524,153  $501,024  $566,588  $2,090,977
Operating income           88,750    96,273    69,601   103,693     358,317
Net income                 40,175    46,020    33,746    58,232     178,173
Net income per share          .40       .46       .34       .60        1.80
- ---------------------------------------------------------------------------
1993
Revenues                 $463,435  $487,043  $468,684  $512,654  $1,931,816
Operating income           65,350    81,624    67,923   101,563     316,460
Net income                 30,946    39,807    29,650    47,144     147,547
Net income per share          .31       .40       .30       .47        1.48
===========================================================================

Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," was adopted effective January 1, 1994. Excluding the net effect of this change, net income was $43,182,000, or $.43 per share, in the first quarter of 1994 and $181,180,000, or $1.83 per share, for the year (see Note 1).



ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.

     Not applicable.


PART III.

ITEM 10.  Directors and Executive Officers of the Registrant.

      The information required by this item with respect to directors of the company is incorporated by reference to the tables, including the footnotes thereto, appearing on pages 8 to 10 of the 1995 Proxy Statement and to the material in footnote 5 on page 5 of the 1995 Proxy Statement. The information required by this item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material on pages 21 to 22 of the 1995 Proxy Statement under the caption "Compliance with Section 16(a) of the Exchange Act." For the information required by this item relating to executive officers, see
Part I, page 13.

ITEM 11.  Executive Compensation.

      The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the caption "Executive Compensation" on pages 11 to 13 of the 1995 Proxy Statement and to the material appearing on page 10 of the 1995 Proxy Statement in the two paragraphs immediately following footnote 5 on page 10.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

      The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing on pages 2 to 6 of the 1995 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Management."


ITEM 13.  Certain Relationships and Related Transactions.

      The information required by this item is incorporated by reference to footnote 2 on page 9 of the 1995 Proxy Statement and to footnotes 4 and 5 on page 10 of the 1995 Proxy Statement.

PART IV.
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

14 (a) (1)  Financial Statements:

                                                                    Page
                                                                  Reference
                                                                  ---------
Included in Part II, Item 8 of this report:

     Consolidated statements of income for the years
       ended December 31, 1994, 1993 and 1992                         25

     Consolidated balance sheets, December 31, 1994 and 1993         26-27

     Consolidated statements of cash flows for the
       years ended December 31, 1994, 1993 and 1992                  28-29

     Consolidated statements of stockholders' equity for the
       years ended December 31, 1994, 1993 and 1992                   30

     Notes to financial statements                                  31-46

     Report of independent accountants                                47


   (a) (2)  Financial Statement Schedules:

Included in Part IV of this report:

     Report and consent of independent accountants                    57

       II - Valuation and qualifying accounts and reserves            58


     Other schedules have been omitted since they are either not required or not applicable.

                                   PAGE 53

   (a) (3) Exhibits

  Exhibit
  Number                          Document
  -------                         --------

    3.1 The Restated Certificate of Incorporation of the Company, as amended, is hereby incorporated by reference to Exhibit 19.1 to its Form 10-Q for the quarter ended March 31, 1988.

    3.2   The Bylaws of the Company is hereby incorporated by reference to
          Exhibit 19.2 to its Form 10-Q for the quarter ended September 30, 1987.

    4.1 Form of promissory note for commercial paper is hereby incorporated by reference to Exhibit 4.1 to its Form 10-Q for the quarter ended September 30, 1985.

   10.1 Deferred Compensation Contracts between the Company and various officers and directors are hereby incorporated by reference to
          Exhibit 20 to its Form 10-K for the year ended December 31, 1980.

   10.2 Dow Jones 1981 Stock Option Plan, as amended, is hereby incorporated by reference to Exhibit 20.2 to its Form 10-Q for the quarter ended June 30, 1981.

   10.3 Dow Jones 1983 Executive Incentive Plan, as amended, is hereby incorporated by reference to Exhibit 10.3 to its Form 10-K for the year ended December 31, 1983.

   10.4   Lease, as amended, between the Company and Olympia and York
          Battery Park Company, of space in The World Financial Center, New
          York City, is hereby incorporated by reference to Exhibit 10.9 to its Form 10-K for the year ended December 31, 1983.

   10.5 Dow Jones 1988 Executive Incentive Plan, as amended, is hereby incorporated by reference to Exhibit 19 to its Form 10-Q for the quarter ended June 30, 1988.

   10.6 Lease, as amended, between the Company and Waterfront Associates, of space at Harborside Plaza Two, Jersey City, N.J. is hereby incorporated by reference to Exhibit 10.15 to its Form 10-K for the year ended December 31, 1989.

   10.7 Dow Jones 1991 Stock Option Plan, as amended, is hereby incorporated by reference to Exhibit 19.2 to its Form 10-Q for the quarter ended September 30, 1991.

                                   PAGE 54

  Exhibit
  Number                          Document
  -------                         --------

   10.8 Dow Jones 1992 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended
          March 31, 1992.

*  10.9   Dow Jones Credit Agreement dated November 16, 1994 between the
          Company and Chemical Bank.

   11     Computation of Earnings Per Share.

   21     List of Subsidiaries.

   23 Consent of Coopers & Lybrand, independent accountants, is contained on page 57 of this report.

*  27     Financial Data Schedule

* Securities and Exchange Commission and New York Stock Exchange copies only.

(b) No reports on Form 8-K were filed during the last quarter of the 1994 fiscal year.

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       DOW JONES & COMPANY, INC.



                                       By   Thomas G. Hetzel
                                          -------------------------
                                                Comptroller
                                         (Chief Accounting Officer)


Dated: March 22, 1995



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                         Date
- ---------                       -----                         ----

Peter R. Kann
- --------------------------      Chairman of the Board         March 22, 1995
                                Chief Executive Officer

Kenneth L. Burenga
- --------------------------      President                     March 22, 1995
                                Chief Operating Officer

Kevin J. Roche
- --------------------------      Vice President/Finance        March 22, 1995
                                Chief Financial Officer

Carl M. Valenti
- --------------------------      Director                      March 22, 1995


James H. Ottaway Jr.
- --------------------------      Director                      March 22, 1995


Rene C. McPherson
- --------------------------      Director                      March 22, 1995

Signature                       Title                         Date
- ---------                       -----                         ----


Martha S. Robes
- ---------------------------     Director                      March 22, 1995


James Q. Riordan
- ---------------------------     Director                      March 22, 1995


Bettina Bancroft
- ---------------------------     Director                      March 22, 1995


Irvine O. Hockaday Jr.
- ---------------------------     Director                      March 22, 1995


Richard D. Wood
- ---------------------------     Director                      March 22, 1995


William C. Cox Jr.
- ---------------------------     Director                      March 22, 1995


Vernon E. Jordan Jr.
- ---------------------------     Director                      March 22, 1995


Warren H. Phillips
- ---------------------------     Director                      March 22, 1995


Rand V. Araskog
- ---------------------------     Director                      March 22, 1995


Carlos Salinas de Gortari
- ---------------------------     Director                      March 22, 1995

      INDEPENDENT ACCOUNTANTS' REPORT ON FINANCIAL STATEMENT SCHEDULES
                           -----------------------

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

Our report on the consolidated financial statements of Dow Jones & Company, Inc. and its Subsidiaries is included on page 47 of this 1994 Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 52 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                            COOPERS & LYBRAND L.L.P.



New York, New York
January 24, 1995




                     CONSENT OF INDEPENDENT ACCOUNTANTS
                           -----------------------

We consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 33-575 and 33-32110) and Form S-8 (File Nos. 2-72684, 2-95540, 33-35211, 33-45962, 33-45963, 33-49311 and 33-55079) of
Dow Jones & Company, Inc. of our report dated January 24, 1995 appearing on page 47 of this 1994 Form 10-K. We also consent to the incorporation by reference of our report on the financial statement schedules, which appears above.




                                            COOPERS & LYBRAND L.L.P.



New York, New York
March 22, 1995

                                                           PAGE 58

                                                                                                             Schedule II
                                                  DOW JONES & COMPANY, INC.
                                                     and its Subsidiaries

                                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     for the years ended December 31, 1994, 1993 and 1992

                                                        (in thousands)


                                                             Additions
                                                      ------------------------
                                        Balance at   Charged to     Charged                        Balance
                                        Beginning     Cost and      to Other                       at End
               Description              of Period     Expenses     Accounts(A)  Deductions(B)     of Period
               -----------              ---------    ---------     ----------   ------------      ---------
Year ended December 31, 1994:
  Reserves deducted from assets -
    allowance for doubtful accounts      $14,548       $ 7,169        $2,002       $ 8,849         $14,870
                                         =======       =======        ======       =======         =======


Year ended December 31, 1993:
  Reserves deducted from assets -
    allowance for doubtful accounts      $16,443       $ 5,582        $1,520       $ 8,997         $14,548
                                         =======       =======        ======       =======         =======

Year ended December 31, 1992:
  Reserves deducted from assets -
    allowance for doubtful accounts      $18,881       $11,112        $2,830       $16,380         $16,443
                                         =======       =======        ======       =======         =======


Notes:
  (A)  Recoveries of accounts previously written off and reductions of revenue.
  (B)  Accounts written off as uncollectible.