Form 10-Q
period 1995-03-31
DOW JONES & CO INC
filed 1995-05-05
CIK 29924

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995


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

     The number of shares outstanding of each of the issuer's classes of common stock on March 31, 1995: 74,749,793 shares of Common Stock and 21,985,684 shares of Class B Common Stock.

                                   PAGE 2

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                           CONDENSED CONSOLIDATED
                            STATEMENTS OF INCOME

                          Dow Jones & Company, Inc.
                                                     Quarters Ended March 31
============================================================================
(in thousands except
per share amounts)                                      1995            1994
- ----------------------------------------------------------------------------
REVENUES:
Information services                                $263,047        $229,906
Advertising                                          182,121         174,673
Circulation and other                                100,190          94,633
- ----------------------------------------------------------------------------
  Total revenues                                     545,358         499,212
- ----------------------------------------------------------------------------
EXPENSES:
News, operations and development                     172,484         145,610
Selling, administrative and general                  188,109         167,885
Newsprint                                             33,329          23,645
Second class postage and carrier delivery             25,610          23,897
Depreciation and amortization                         51,470          49,425
- ----------------------------------------------------------------------------
  Operating expenses                                 471,002         410,462
- ----------------------------------------------------------------------------
  Operating income                                    74,356          88,750

OTHER INCOME (DEDUCTIONS):
Investment income                                      1,230           1,135
Interest expense                                      (4,635)         (4,333)
Equity in earnings (losses) of associated companies    1,408          (2,832)
Other, net                                            12,910           1,000
- ----------------------------------------------------------------------------
Income before income taxes                            85,269          83,720
Income taxes                                          40,022          40,538
- ----------------------------------------------------------------------------
Income before minority interests                      45,247          43,182
Minority interests                                    (1,184)
- ----------------------------------------------------------------------------
Income before cumulative effect of
 accounting change                                    46,431          43,182
Cumulative effect of accounting change                                (3,007)
- ----------------------------------------------------------------------------
NET INCOME                                          $ 46,431        $ 40,175
============================================================================
PER SHARE:
Income before cumulative effect of
 accounting change                                      $.48            $.43
Cumulative effect of accounting change                                  (.03)
Net income                                               .48             .40
Cash dividends                                           .23             .21
============================================================================
Weighted average shares outstanding                   96,672          99,971
============================================================================
See notes to condensed consolidated financial statements.

                                   PAGE 3

                           CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                          Dow Jones & Company, Inc.
                                                 Three Months Ended March 31
============================================================================
(in thousands)                                          1995            1994
- ----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                          $ 46,431        $ 40,175
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                         51,470          49,425
Changes in assets and liabilities                     19,042          19,753
Other, net                                            (6,828)          3,077
- ----------------------------------------------------------------------------
  Net cash provided by operating activities          110,115         112,430
- ----------------------------------------------------------------------------
INVESTING ACTIVITIES:
Additions to plant and property                      (48,880)        (35,506)
Businesses and investments acquired, net of
 cash received                                       (50,825)        (35,581)
Disposition of businesses and investments             20,125           5,000
Other, net                                             2,513             395
- ----------------------------------------------------------------------------
  Net cash used in investing activities              (77,067)        (65,692)
- ----------------------------------------------------------------------------
FINANCING ACTIVITIES:
Cash dividends                                       (22,229)        (20,988)
Increase in long-term debt                                            73,538
Reduction of long-term debt                          (15,463)       (100,000)
Other, net                                             7,322           9,616
- ----------------------------------------------------------------------------
  Net cash used in financing activities              (30,370)        (37,834)
- ----------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (160)            320
- ----------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                  2,518           9,224
Cash and cash equivalents at beginning of year        10,888           5,652
- ----------------------------------------------------------------------------
Cash and cash equivalents at March 31               $ 13,406        $ 14,876
============================================================================
See notes to condensed consolidated financial statements.

                                   PAGE 4

                           CONDENSED CONSOLIDATED
                               BALANCE SHEETS

                          Dow Jones & Company, Inc.
                                                    March 31     December 31
============================================================================
(in thousands)                                          1995            1994
- ----------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                         $   13,406      $   10,888
Accounts receivable--trade, net                      241,889         229,687
Inventories                                            5,935          10,454
Other current assets                                  64,968          59,101
- ----------------------------------------------------------------------------
  Total current assets                               326,198         310,130
- ----------------------------------------------------------------------------
Investments in associated companies,
 at equity                                            95,491          90,231
Other investments                                     77,208          72,835

Plant and property, at cost                        1,904,203       1,858,769
Less, Allowance for depreciation                   1,263,559       1,216,680
- ----------------------------------------------------------------------------
                                                     640,644         642,089
Excess of cost over net assets of
 businesses acquired, less amortization            1,336,535       1,304,953
Other assets                                          37,388          25,528
- ----------------------------------------------------------------------------
  Total assets                                    $2,513,464      $2,445,766
============================================================================

LIABILITIES:
Accounts payable and accrued liabilities          $  208,595      $  237,406
Income taxes                                         102,447          68,694
Unearned revenue                                     254,340         219,880
Current maturities of long-term debt                   5,318           5,318
- ----------------------------------------------------------------------------
  Total current liabilities                          570,700         531,298
Long-term debt                                       280,089         295,552
Other noncurrent liabilities                         153,243         137,305
- ----------------------------------------------------------------------------
  Total liabilities                                1,004,032         964,155
- ----------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stocks                                        102,181         102,181
Additional paid-in capital                           134,187         134,017
Retained earnings                                  1,428,548       1,404,346
Cumulative translation adjustment                     (6,025)         (6,219)
- ----------------------------------------------------------------------------
                                                   1,658,891       1,634,325
Less, Treasury stock, at cost                        149,459         152,714
- ----------------------------------------------------------------------------
  Total stockholders' equity                       1,509,432       1,481,611
- ----------------------------------------------------------------------------
  Total liabilities and stockholders' equity      $2,513,464      $2,445,766
============================================================================
See notes to condensed consolidated financial statements.

                        NOTES TO FINANCIAL STATEMENTS

                          Dow Jones & Company, Inc.


1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of March 31, 1995, and December 31, 1994, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 1995 and 1994. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. The first quarter of 1995 included a net gain of one cent per share, consisting of a gain of six cents per share from the sale of 80% of the company's interest in SportsTicker, a sports information service, and a charge of five cents per share for the recognition of a loss on an operating lease.

3. The company made the following acquisitions for cash in the first quarter of 1995: on January 20, the company bought the business of Charter Financial Publishing Corp., publisher of Investment Advisor and Fee Advisor magazines and the Realty Stock Review newsletter; on February 27, the company acquired majority ownership of IDD Enterprises, L.P., a diversified publishing, database, software and consulting company; and on March 15, the company's Ottaway Newspapers subsidiary completed its purchase of Salem News Publishing Co., which publishes the Salem (MA) Evening News.

4. Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," was adopted by the company as of January 1, 1994. The cumulative effect from this change in accounting principle was a charge against earnings of $3,007,000.

5.  Supplementary cash flow data:

                                                Three Months Ended March 31
===========================================================================
(in thousands)                                         1995            1994
- ---------------------------------------------------------------------------
Interest payments                                   $ 4,217          $4,762
Income tax payments                                  10,996           9,738
===========================================================================

6.  Certain 1994 amounts have been reclassified for  comparative  purposes.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FOR THE FIRST QUARTERS ENDED MARCH 31, 1995 AND 1994

     Net income in 1995's first quarter was $46.4 million, or $.48 per share, an increase of $6.3 million, or 15.6%, from $40.2 million, or $.40 per share, earned in the first quarter of 1994. Per-share earnings increased at the even greater rate of 20% due to a reduction in shares outstanding resulting from the repurchase of stock in 1994.

     This year's first quarter included a net enhancement of one cent per share, consisting of a gain of $5.8 million, or six cents per share, from the sale of 80% of the company's interest in SportsTicker, a sports information service, and a charge of $5 million, or five cents per share, for the recognition of a loss on the sublease of office space. Last year's first quarter included the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," which reduced net income $3 million, or three cents per share.

     Excluding these nonrecurring items from both years, first-quarter 1995 net income of $45.7 million would have been 5.8% better than earnings of $43.2 million in the first quarter a year ago. The improvement in earnings from 1994 was in part due to improved results at the company's newsprint mill affiliates. Operating income decreased as gains in the financial information services and community newspapers segments were more than offset by a decline in business publishing operating income.


SEGMENT DATA

     In  the  first  quarter  of  1995,  the  company realigned its business
operations  into  the  following  three  segments:   financial   information
services, business publishing and community newspapers. Financial information services includes Dow Jones Telerate and Dow Jones' financial news services, such as Dow Jones News Service, the AP-Dow Jones news wires and Federal Filings. This segment serves primarily the world-wide financial services industry - including traders and brokers - with real-time business and financial news, quotes, trading systems and analytical tools. Financial information services comprises about 43% of the company's revenue and about half of its operating income.

     Business publishing contains the company's business Print Publications group, its Business Information Services group and its Television and Multimedia group. Business publishing provides comprehensive world-wide news and information to individuals, corporations and businesspeople via a variety of print and electronic media. Business publishing accounts for over 40% of both the company's revenue and its operating income. The community newspapers segment consists of the company's Ottaway Newspapers Inc. subsidiary, which publishes 21 daily newspapers in communities throughout the United States. The community newspapers segment accounts for about 11% of the company's revenue and 10% of Dow Jones' operating income.

     The following table compares revenues and operating income for these business segments for the 1995 and 1994 quarters ended March 31:

============================================================================
                                                                  % Increase
(in thousands)                                1995         1994    (Decrease)
- ----------------------------------------------------------------------------
Revenues:
Financial information services            $234,265     $207,068         13.1
Business publishing                        251,603      236,361          6.4
Community newspapers                        59,490       55,783          6.6
- ----------------------------------------------------------------------------
Operating Income:
Financial information services            $ 48,051     $ 43,794          9.7
Business publishing                         26,363       45,855        (42.5)
Community newspapers                         4,753        4,426          7.4
============================================================================

CONSOLIDATED

     Operating income for the first quarter of 1995 of $74.4 million decreased $14.4 million, or 16.2%, from the like period in 1994. A decline in operating income at the business publishing segment was partially offset by gains at the financial information services and community newspapers segments. The operating margin fell to 13.6% from 17.8%. Excluding a pretax write-down of $8.4 million on a lease, operating income would have decreased $6.0 million, or 6.7%, and the operating margin would have been 15.2%.

     Revenues in the first quarter of 1995 of $545.4 million were up $46.1 million, or 9.2%. Information services revenue improved $33.1 million, or 14.4%, to $263 million. Advertising revenue of $182.1 million increased $7.5 million, or 4.3%, with advertising linage at The Wall Street Journal and Ottaway Newspapers both up 1.6%. Linage at Barron's dropped 20.8%. Circulation and other revenue increased $5.6 million, or 5.9%.

     Operating expenses were $471 million, up $60.5 million, or 14.7%. News, operations and development expenses rose $26.9 million, or 18.5%, partially due to higher payments to information providers (royalties) and increased spending on product development and television. Selling, general and administrative expenses, which included the lease write-down, grew $20.2 million, or 12%. Newsprint expense climbed $9.7 million, or 41%, with the cost per ton up nearly 40%. The effect of recent steep newsprint price increases was reflected immediately in first quarter expenses, as the company follows the last-in-first-out (LIFO) newsprint inventory valuation method. Newsprint consumption increased slightly over 2%. At March 31, 1995, the company employed 10,625 full-time employees, up 3.5% from 10,265 at year-end 1994, primarily due to acquisitions and expanding television activities.

FINANCIAL INFORMATION SERVICES

     The financial information services segment reported operating income of $48.1 million, an increase of $4.3 million, or 9.7%, from the comparable 1994 quarter. First-quarter 1995 operating income benefitted from fluctuations in foreign currency exchange rates, primarily in the Asia/ Pacific region. Excluding this benefit, first-quarter financial information services segment operating income would have increased $2.4 million, or 5.4%.

     Financial information services revenue rose $27.2 million, or 13.1%, to $234.3 million. Domestic revenues were up 7.7%, and revenues from foreign operations grew 17%, or 12% excluding the benefit from changes in foreign currency exchange rates. World-wide volume gains, resulting from both increases in the number of terminals and enhanced and expanded services, caused over four-fifths of the revenue increase, excluding the foreign exchange benefit. Revenue growth was especially strong for the Digital Page Feed product and for exclusive third-party information.

     Operating expenses for the financial information services segment of $186.2 million were up $22.9 million, or 14.1%, in the first quarter of 1995, in part reflecting increases in volume-related royalty and selling expenses. Excluding the effect of foreign currency exchange rate fluctuations, operating expenses would have increased $18.8 million, or 11.5%. At March 31, 1995, the number of full-time employees in the financial information services segment was up 2.2% from year-end 1994.


BUSINESS PUBLISHING

     Business publishing segment operating income for the first three months of 1995 of $26.4 million declined $19.5 million, or 42.5%, from 1994's first quarter. Revenues grew $15.2 million, or 6.4%, to $251.6 million, while operating expenses climbed $34.7 million, or 18.2%, to $225.2 million. Excluding the write-down of an operating lease which was charged against the segment in the first quarter of 1995 and the costs related to start-up of European television operations, business publishing operating income was down $6.9 million, or 15%.

     Revenues for the business publishing segment were $15.2 million, or 6.4%, more than the comparable 1994 period. Advertising revenue from print publications increased 3.2%, with advertising linage for The Wall Street Journal up 1.6%. Linage in the general advertising category, which comprised about 60% of total Wall Street Journal linage in the first quarter of 1995, grew 20.4%. However, financial linage dropped 20.8%, hurt by a cyclical drop in advertising for security offerings and investment and trading firms. Barron's national advertising pages, which are also largely dependent on financial advertising, were down 20.8%. Advertising revenue for international print publications, including the Asian and European Wall Street Journals and the Far Eastern Economic Review, grew 24.2%.

     Circulation revenue for the business publishing segment was up 5%. Journal average circulation in the first quarter 1995 was 1,820,000, down about 1% from 1994's first quarter. Barron's average circulation was up slightly from the first quarter of 1994 and combined circulation for the Asian and European Journals increased about 5% to 109,000. Business Information Services group revenue, largely composed of Dow Jones News/ Retrieval, grew 27.9%, chiefly due to volume gains and distribution fees.

     Business publishing operating expenses rose $34.7 million, or 18.2%, in the quarter. Excluding the $8.4 million write-down of a lease, operating expenses increased $26.3 million, or 13.8%. Newsprint expense increased approximately 40%, reflecting the steep increase in newsprint prices and a 2.4% increase in consumption. Also included within the business publishing segment are expenses for the company's world-wide television and multimedia initiatives, which rose $5.3 million in the first quarter of 1995. These expenses included start-up costs for the company's European Business News channel, which began operations in February 1995. Operating expenses for the Business Information Services group increased 20.7% partially due to higher royalty payments and product development expense. The number of full-time employees at this segment increased 8.1% from 1994's year end, mainly due to staffing for the European Business News channel and acquisitions.


COMMUNITY NEWSPAPERS

     First-quarter 1995 operating income at the community newspapers segment of $4.8 million increased $0.3 million, or 7.4%, compared with the like 1994 quarter. Community newspapers revenue of $59.5 million increased $3.7 million, or 6.6%. Advertising revenue grew 7.7% primarily due to rate increases; advertising linage was up 1.6%. Circulation revenue for this segment was up 2.9% from the year-ago quarter, with average daily circulation during the quarter up slightly.

     Expenses at community newspapers grew $3.4 million, or 6.6%, in 1995's first quarter. Nearly half of the expense increase was attributable to higher newsprint prices.

     In mid-March Ottaway Newspapers completed its acquisition of the Salem Evening News, a daily newspaper published in Essex County, Massachusetts.


OTHER INCOME / DEDUCTIONS

     Interest expense in 1995's first quarter increased $0.3 million, or 7%, from the first-quarter 1994. Long-term debt outstanding, excluding current maturities, at March 31, 1995, was $280.1 million compared with $234.7 million a year earlier and $295.6 million at year-end 1994. The debt-to-equity ratio at March 31, 1995, was 18.6% compared to 15.4% a year earlier and 19.9% at December 31, 1994.

     Equity in earnings of associated companies was $1.4 million compared with losses of $2.8 million in the year-ago quarter. The turnaround was attributable to the company's newsprint mill affiliates which benefitted from the increases in newsprint prices. In the first quarter of 1995, the company recognized $4 million in equity earnings from the mills compared with losses of $0.5 million in 1994's first quarter.

     Other, net for the first quarter of 1995 was $12.9 million and included a pretax gain of $13.4 million from the sale of 80% of the company's interest in SportsTicker, a sports information service.


INCOME TAXES

     The effective income tax rate for the first quarter of 1995 declined to 46.9% from 48.4% in the first quarter a year ago. The decrease was largely due to an easing of state income taxes.


FINANCIAL POSITION

     The working capital ratio, excluding unearned revenue, was 1 to 1 at both March 31, 1995, and December 31, 1994. During 1995's first quarter funds provided by operations of $110.1 million were down slightly from $112.4 million for the like 1994 period.

     During the first quarter of 1995, using funds provided by operations, the company paid cash dividends of $22.2 million and made capital expenditures of $48.9 million. Investments totaled $50.8 million and included acquisitions of the business of Charter Financial Publishing Corp.; majority ownership of IDD Enterprises, L.P.; and Salem News Publishing Co. Cash and cash equivalents totaled $13.4 million at March 31, 1995, an increase of $2.5 million from December 31, 1994.

PART II.   OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders on April 19, 1995, there were represented in person or by proxy 67,899,777 shares of Common Stock (carrying one vote per share) and 19,376,521 shares of Class B Common Stock (carrying ten votes per share). At the Annual Meeting:

     1) the holders of the Common Stock, voting separately as a class, elected as directors:

                                    FOR          VOTES WITHHELD
     Rand V. Araskog             67,435,968             463,809
     Vernon E. Jordan Jr.        66,243,827           1,655,950
     Carlos Salinas              67,342,271             557,506

     2) the holders of the Common Stock and the Class B Common Stock, voting together, elected as directors:

                                     FOR          VOTES WITHHELD
     Kenneth L. Burenga         261,098,887             566,100
     William C. Cox Jr.         261,122,693             542,294
     Irvine O. Hockaday Jr.     261,119,570             545,417
     Donald E. Petersen         259,893,090           1,771,897

     3) the holders of the Common Stock and the Class B Common Stock, voting together, failed to approve a stockholder proposal to establish one-year terms for directors by a vote of 237,878,569 votes against; 18,787,475 votes in favor; 455,543 abstentions and 4,543,400 broker non-votes.

     4) the holders of the Common Stock and the Class B Common Stock, voting together, failed to approve a stockholder proposal to establish a confidential voting policy by a vote of 237,653,739 votes against; 18,817,775 votes in favor; 650,124 abstentions and 4,543,349 broker non-votes.

     5) the holders of the Common Stock and the Class B Common Stock, voting together, failed to approve a stockholder proposal to eliminate pension benefits for outside directors by a vote of 240,594,838 votes against; 15,831,188 votes in favor; 695,560 abstentions and 4,543,401 broker non-votes.

     6) the holders of the Common Stock and the Class B Common Stock, voting together, failed to approve a stockholder proposal to limit the compensation of Dow Jones' chief executive officer by a vote of 251,163,982 votes against; 5,198,647 votes in favor; 758,958 abstentions and 4,543,400 broker non-votes.

     In addition, the following directors continued in office after the meeting: Bettina Bancroft, Peter R. Kann, David K. P. Li, James H. Ottaway Jr., Warren H. Phillips, James Q. Riordan, Martha S. Robes, Carl M. Valenti and Richard D. Wood.

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



                                              DOW JONES & COMPANY, INC.
                                              -------------------------
                                                    (Registrant)


Date:  May 5, 1995                           By    Thomas G. Hetzel
                                                 ----------------------
                                                       Comptroller
                                              (Chief Accounting Officer)