Form 10-Q
period 1995-06-30
DOW JONES & CO INC
filed 1995-08-10
CIK 29924

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995


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

     The number of shares outstanding of each of the issuer's classes of common stock on June 30, 1995: 74,966,507 shares of Common Stock and 21,958,713 shares of Class B Common Stock.

                                          PAGE 2

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                                   CONDENSED CONSOLIDATED
                                    STATEMENTS OF INCOME

                                  DOW JONES & COMPANY, INC.
                                                  Quarters Ended          Six Months Ended
                                                         June 30                   June 30
==========================================================================================
(in thousands except
per share amounts)                               1995       1994           1995       1994
------------------------------------------------------------------------------------------
REVENUES:
Information services                         $273,317   $239,726     $  536,364 $  469,632
Advertising                                   198,295    186,856        380,416    361,529
Circulation and other                         105,431     97,571        205,621    192,204
------------------------------------------------------------------------------------------
  Total revenues                              577,043    524,153      1,122,401  1,023,365
------------------------------------------------------------------------------------------
EXPENSES:
News, operations and development              186,589    155,519        359,073    301,129
Selling, administrative and general           188,300    170,660        376,409    338,545
Newsprint                                      38,944     26,541         72,273     50,186
Second class postage and carrier delivery      25,787     24,443         51,397     48,340
Depreciation and amortization                  53,598     50,717        105,068    100,142
------------------------------------------------------------------------------------------
  Operating expenses                          493,218    427,880        964,220    838,342
------------------------------------------------------------------------------------------
  Operating income                             83,825     96,273        158,181    185,023

OTHER INCOME (DEDUCTIONS):
Investment income                               1,330      1,256          2,560      2,391
Interest expense                               (4,717)    (3,890)        (9,352)    (8,223)
Equity in earnings (losses) of
 associated companies                           3,783     (3,319)         5,191     (6,151)
Other, net                                        452     (2,583)        13,362     (1,583)
------------------------------------------------------------------------------------------
Income before income taxes                     84,673     87,737        169,942    171,457
Income taxes                                   37,060     41,717         77,082     82,255
------------------------------------------------------------------------------------------
Income before minority interests               47,613     46,020         92,860     89,202
Minority interests                             (1,705)                   (2,889)
------------------------------------------------------------------------------------------
Income before cumulative effect of
 accounting change                             49,318     46,020         95,749     89,202
Cumulative effect of accounting change                                              (3,007)
------------------------------------------------------------------------------------------
NET INCOME                                   $ 49,318   $ 46,020     $   95,749 $   86,195
==========================================================================================
PER SHARE:
Income before cumulative effect of
 accounting change                               $.51       $.46           $.99       $.89
Cumulative effect of accounting change                                                (.03)
Net income                                        .51        .46            .99        .86
Cash dividends declared                           .46        .42            .69        .63
==========================================================================================
Weighted average shares outstanding            96,800    100,015         96,736     99,973
==========================================================================================
See notes to condensed consolidated financial statements.

                                   PAGE 3

                           CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                          Dow Jones & Company, Inc.

                                                   Six Months Ended June 30
===========================================================================
(in thousands)                                         1995            1994
---------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                         $ 95,749        $ 86,195
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                       105,068         100,142
Changes in assets and liabilities                   (36,222)        (18,639)
Other, net                                          (11,712)          9,114
---------------------------------------------------------------------------
  Net cash provided by operating activities         152,883         176,812
---------------------------------------------------------------------------
INVESTING ACTIVITIES:
Additions to plant and property                     (99,738)        (85,127)
Businesses and investments acquired,
 net of cash received                               (53,277)        (38,427)
Disposition of businesses and investments            22,032           5,185
Other, net                                            6,927           2,509
---------------------------------------------------------------------------
  Net cash used in investing activities            (124,056)       (115,860
---------------------------------------------------------------------------
FINANCING ACTIVITIES:
Cash dividends                                      (44,483)        (42,021)
Increase in long-term debt                           23,189          89,810
Reduction of long-term debt                         (15,463)       (100,000)
Other, net                                           13,694          (5,769)
---------------------------------------------------------------------------
  Net cash used in financing activities             (23,063)        (57,980)
---------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                    (1,064)         (1,544)
---------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                 4,700           1,428
Cash and cash equivalents at beginning of year       10,888           5,652
---------------------------------------------------------------------------
Cash and cash equivalents at June 30               $ 15,588        $  7,080
===========================================================================
See notes to condensed consolidated financial statements.

                                   PAGE 4

                           CONDENSED CONSOLIDATED
                               BALANCE SHEETS

                          Dow Jones & Company, Inc.
                                                    June 30     December 31
===========================================================================
(in thousands)                                         1995            1994
---------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                        $   15,588      $   10,888
Accounts receivable--trade, net                     239,328         229,687
Inventories                                           7,595          10,454
Other current assets                                 63,115          59,101
---------------------------------------------------------------------------
  Total current assets                              325,626         310,130
---------------------------------------------------------------------------
Investments in associated companies,
 at equity                                           99,403          90,231
Other investments                                    75,608          72,835

Plant and property, at cost                       1,949,851       1,858,769
Less, Allowance for depreciation                  1,301,739       1,216,680
---------------------------------------------------------------------------
                                                    648,112         642,089
Excess of cost over net assets of
 businesses acquired, less amortization           1,328,277       1,304,953
Other assets                                         32,387          25,528
---------------------------------------------------------------------------
  Total assets                                   $2,509,413      $2,445,766
===========================================================================

LIABILITIES:
Accounts payable and accrued liabilities         $  239,893      $  237,406
Income taxes                                         41,260          68,694
Unearned revenue                                    242,454         219,880
Current maturities of long-term debt                  5,318           5,318
---------------------------------------------------------------------------
  Total current liabilities                         528,925         531,298
Long-term debt                                      303,278         295,552
Other noncurrent liabilities                        157,459         137,305
---------------------------------------------------------------------------
  Total liabilities                                 989,662         964,155
---------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stocks                                       102,181         102,181
Additional paid-in capital                          133,978         134,017
Retained earnings                                 1,433,319       1,404,346
Cumulative translation adjustment                    (5,796)         (6,219)
---------------------------------------------------------------------------
                                                  1,663,682       1,634,325
Less, Treasury stock, at cost                       143,931         152,714
---------------------------------------------------------------------------
  Total stockholders' equity                      1,519,751       1,481,611
---------------------------------------------------------------------------
  Total liabilities and stockholders' equity     $2,509,413      $2,445,766
===========================================================================
See notes to condensed consolidated financial statements.

                        NOTES TO FINANCIAL STATEMENTS

                          Dow Jones & Company, Inc.


1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the Company's consolidated financial position as of June 30, 1995, and December 31, 1994, and the consolidated results of operations for the three-month and six-month periods ended June 30, 1995 and 1994, and the consolidated cash flows for the six-month periods then ended. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

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

5.  Supplementary cash flow data:
                                                   Six Months Ended June 30
===========================================================================
(in thousands)                                         1995            1994
---------------------------------------------------------------------------
Interest payments                                  $ 10,026         $11,328
Income tax payments                                 104,593          97,758
============================================================================

6. Certain of the 1994 amounts have been reclassified for comparative purposes.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

     Second-quarter 1995 net income was $49.3 million, or $.51 per share, an increase of $3.3 million, or 7.2%, from second-quarter 1994 net income of $46 million, or $.46 per share. Per-share earnings increased at the greater rate of 10.9% as shares outstanding declined due to share repurchases in 1994's second half. The increase in earnings was partially due to lower income tax expense. The effective income tax rate in the second quarter of 1995 dropped to 43.8% from 47.5% in the like 1994 period as a result of the successful settlement of some state and local tax issues. Operating income increased at the financial information services segment. However, the business publishing segment posted a decline in operating income due to European Business News, the Company's television channel launched February 27 of this year, and substantial increases in newsprint prices. The higher newsprint prices were partially offset by improved earnings at the Company's newsprint mill affiliates.

     For the first half of 1995 net income of $95.7 million, or $.99 per share, improved $9.6 million, or 11.1%, from the $86.2 million, or $.86 per share, earned in the first half of 1994. Earnings per share grew 15.1%. This year's first half included a net gain of one cent per share, consisting of a gain of $5.8 million, or six cents per share, from the sale of 80% of the Company's interest in SportsTicker, a sports information service, and a charge of $5 million, or five cents per share, for the recognition of a loss on the sublease of office space. Last year's first half included a charge of $3 million, or three cents per share, for an accounting change. Excluding these nonrecurring items from both periods, first-half 1995 net income of $95 million would have been 6.5% better than earnings of $89.2 million in the first half a year ago largely due to the reasons given above for the gain in second-quarter earnings.

     Operating income of $83.8 million for the second quarter of 1995 decreased $12.5 million, or 12.9%, from the like 1994 period due to the decline at the business publishing segment. The operating margin dropped to 14.5% from 18.4%. For the first half of 1995 operating income of $158.2 million, including an $8.4 million pretax write-down on a sublease, fell $26.8 million, or 14.5%, compared with the first half of 1994. The operating margin was 14.1%, down from 18.1% in 1994.

     Revenues in the second quarter of 1995 of $577 million were up $52.9 million, or 10.1%. Information services revenue grew $33.6 million, or 14%, to $273.3 million. Advertising revenue of $198.3 million increased $11.4 million, or 6.1%, with advertising linage at The Wall Street Journal and Ottaway Newspapers up 2.9% and 2.7%, respectively. Circulation and other revenue grew $7.9 million, or 8.1%. Through six months, revenues were up $99 million, or 9.7%, to $1.1 billion. Foreign operations comprised 30% of total revenue in 1995's first half versus 28% in the like 1994 period.

     Operating expenses in the second quarter of 1995 were $493.2 million, up $65.3 million, or 15.3%. News, operations and development expenses rose $31.1 million, or 20%. Additional spending on product development and new initiatives accounted for about 40% of the increase. Selling, general and administrative expenses increased $17.6 million, or 10.3%. Newsprint expense climbed $12.4 million, or 46.7%, with the cost per ton up over 40% and consumption up slightly. Second class postage and carrier delivery expenses, which absorbed a 12.5% postal rate increase in early 1995, were up $1.3 million, or 5.5%. Depreciation and amortization expenses increased $2.9 million, or 5.7%.

     In the first six months of 1995 operating expenses increased $125.9 million, or 15%, to $964.2 million. News, operations and development costs were up $57.9 million, or 19.2%, with about 40% of this increase attributable to research and development and product enhancements. Such spending is expected to remain high for the balance of 1995. Selling, administrative and general expenses, which included an $8.4 million write-down for an operating lease, increased $37.9 million, or 11.2%. Newsprint expense rose $22.1 million, or 44%. Costs for newsprint for the remainder of the year are expected to continue to be substantially higher than in 1994. At June 30, 1995, the Company employed 10,973 full-time employees, up 6.9% from 10,265 at year-end 1994, primarily due to businesses acquired in 1995's first quarter, expanding television activities and higher staff levels in product development.


SEGMENT DATA

     The Company realigned its business operations in 1995 into the following three segments: financial information services, business
publishing and community newspapers.   Financial information services
includes Dow Jones Telerate and Dow Jones' financial news services, such as Dow Jones News Service, the AP-Dow Jones news wires and Federal Filings. This segment primarily serves the world-wide financial services industry - including traders and brokers - with real-time business and financial news, quotes, trading systems and analytical tools. Financial information services comprises about 42% of the Company's revenue.

     Business publishing contains the Company's Print Publications group, its Business Information Services group and its Television and Multimedia group. Business publishing, which serves the business consumer marketplace, accounts for roughly 46% of the Company's revenue. The community newspapers segment consists of the Company's Ottaway Newspapers, Inc. subsidiary, which publishes 21 daily newspapers in communities throughout the United States. The community newspapers segment accounts for about 12% of the Company's revenue.

     The following table compares revenues and operating income by business segment for the quarters and six months ended June 30, 1995 and 1994:

                                                      Quarters Ended June 30
============================================================================
                                                                  % Increase
(in thousands)                                1995         1994    (Decrease)
----------------------------------------------------------------------------
Revenues:
Financial information services            $240,199     $215,923         11.2
Business publishing                        265,474      243,134          9.2
Community newspapers                        71,370       65,096          9.6
----------------------------------------------------------------------------
Operating Income:
Financial information services            $ 48,789     $ 46,542          4.8
Business publishing                         29,239       43,489        (32.8)
Community newspapers                        10,851       11,197         (3.1)
============================================================================

                                                    Six Months Ended June 30
============================================================================
Revenues:
Financial information services            $473,334     $422,991         11.9
Business publishing                        518,207      479,495          8.1
Community newspapers                       130,860      120,879          8.3
----------------------------------------------------------------------------
Operating Income:
Financial information services            $ 97,930     $ 90,336          8.4
Business publishing                         54,512       89,344        (39.0)
Community newspapers                        15,604       15,623         (0.1)
============================================================================

FINANCIAL INFORMATION SERVICES

     For the second quarter of 1995, the financial information services segment reported operating income of $48.8 million, an increase of $2.2 million, or 4.8%, from the comparable 1994 quarter. The operating margin decreased to 20.3% from 21.6%. Excluding a benefit from fluctuations in foreign currency exchange rates, primarily in the Asia/Pacific region, operating income of $46.8 million would have increased only slightly from the $46.5 million earned in the comparable period in 1994.

     Financial information services revenue rose $24.3 million, or 11.2%, to $240.2 million. Domestic revenues were up only 4.6% in part due to retrenchments in the financial services community. Revenues from foreign operations grew 15.9%, or 9.6% excluding the benefit from changes in foreign currency exchange rates. World-wide volume gains, resulting from both increases in the number of terminals and enhanced and expanded services, caused over three-quarters of the revenue increase, excluding the foreign exchange benefit. Revenue growth was especially strong for the Digital Page Feed product and for exclusive third-party information.

     Operating expenses for the financial information services segment of $191.4 million were up $22 million, or 13%, in the second quarter of 1995, in part reflecting increases in research and development, royalties to information providers and selling expenses. Dow Jones Telerate continues to invest in expanded information, network enhancements and product improvements, including the flexible Telerate Workstation which was introduced in January 1995. Excluding the effect of foreign currency exchange rate fluctuations, operating expenses would have increased $16 million, or 9.5%.

     Financial information services operating income for the first half of 1995 of $97.9 million increased $7.6 million, or 8.4%, from the $90.3 million earned in the like period last year. Revenues grew $50.3 million, or 11.9%, while operating expenses were up $42.7 million, or 12.9%. If the effect of foreign currency rate fluctuations were excluded, operating income would have increased $3.7 million, or 4.1%. Revenues would have risen $36.3 million, or 8.6%, while operating expenses would have been up $32.6 million, or 9.8%. The number of full-time employees in the financial information services segment at June 30, 1995, was up 5.3% from year-end 1994.


BUSINESS PUBLISHING

     Operating income at the business publishing segment for the second-quarter 1995 of $29.2 million declined $14.3 million, or 32.8%, from 1994's second quarter. The operating margin dropped to 11% from 17.9%. Higher newsprint prices and expenses related to the new television channel, European Business News, sharply reduced operating income. Revenues grew $22.3 million, or 9.2%, to $265.5 million, but operating expenses climbed $36.6 million, or 18.3%, to $236.2 million.

     Advertising revenue from Print Publications increased 4.8%, with advertising linage for The Wall Street Journal up 2.9%. Linage in the general advertising category, which comprised about 60% of total Wall Street Journal linage for the quarter, grew 6.7%. Financial linage was off 3.7%. Barron's national advertising pages, which are largely dependent on
financial advertising, were down 13.4%.   Advertising revenue for the
overseas Print Publications grew 18.8%. Circulation revenue for the business publishing segment was up 6.9%. Business Information Services group revenue grew 48.2%, chiefly due to volume gains and the inclusion of IDD Enterprises, L.P. (IDD), a majority-owned subsidiary of Dow Jones acquired in early 1995.

     Business publishing operating expenses of $236.2 million rose $36.6
million, or 18.3%, in 1995's second quarter.   Print Publications expenses
increased 10.4%, primarily due to newsprint expense, which increased 47% as a result of steep price hikes and a slight rise in consumption. Also within the business publishing segment are expenses for the Company's world-wide television and multimedia initiatives, including European Business News,
which rose $7 million.   Operating expenses for the Business Information
Services group increased 55.9% primarily due to the inclusion of IDD, product development expenses and royalties to information providers.

     Business publishing operating income for the first half of 1995
declined $34.8 million, or 39%, to $54.5 million.   Excluding the write-down
of an operating lease which was charged against the segment in the first quarter of 1995, operating income would have been down $26.4 million, or 29.6%. The downturn was primarily attributable to sharply higher newsprint expense and spending for the European Business News television channel.

     Six-month segment revenue increased $38.7 million, or 8.1%, to $518.2 million versus the comparable period in 1994. Advertising revenue increased 4.1% with advertising linage at The Wall Street Journal up 2.3%. Barron's national advertising pages fell 17.1%. Circulation revenue was up 6.2% due to rate increases. Average circulation for the domestic Journal in the first half of 1995 was 1,797,000, down 1.3% from 1994's first half.
However, average combined circulation for the Asian and European Journals increased about 6% to 111,000. Barron's average circulation was down 3.2% from the first half of 1994.

     Business publishing operating expenses for the first half of 1995 were up $73.5 million, or 18.9%. This increase was primarily attributable to higher newsprint prices, expanded spending on television and multimedia, the initial inclusion of IDD Enterprises expenses and the $8.4 million write-down of an operating lease. The number of full-time employees at this segment increased 10.8% from 1994's year end, mainly due to staffing for the European Business News channel and acquisitions.


COMMUNITY NEWSPAPERS

     Second-quarter 1995 operating income at the community newspapers segment of $10.9 million decreased $0.3 million, or 3.1%, compared with the like 1994 quarter. Community newspapers revenue of $71.4 million increased $6.3 million, or 9.6%. Advertising revenue grew 9.7% largely due to rate increases and the inclusion of the Salem Evening News, which was acquired in March 1995. Advertising linage was up 2.7%. Circulation revenue for this segment was up 8.5% from the year-ago quarter. Expenses at community newspapers grew $6.6 million, or 12.3%, in 1995's second quarter primarily due to higher newsprint expense and inclusion of the Salem Evening News.

     Community newspapers operating income for the first half of 1995 was flat with the like period in 1994. Revenues and operating expenses each grew by $10 million, representing an increase of 8.3% in revenues and 9.5% in operating expenses.


OTHER INCOME / DEDUCTIONS

     Interest expense in 1995's second quarter increased $0.8 million, or 21.3%, from the second-quarter 1994. For the first half of 1995, interest expense rose $1.1 million, or 13.7%. Long-term debt outstanding, excluding current maturities, at June 30, 1995, was $303.3 million compared with $295.6 million at year-end 1994 and $251 million at June 30, 1994. The debt-to-equity ratio at June 30 1995, was 20% compared to 16.6% a year earlier and 19.9% at December 31, 1994.

     Equity in earnings of associated companies was $3.8 million  compared
with losses of $3.3 million in the year-ago quarter.   The turnaround was
attributable to the Company's newsprint mill affiliates which benefitted from the increases in newsprint prices. In the first half of 1995 equity earnings were $5.2 million compared with losses of $6.2 million for the like period in 1994. Six-month earnings from the mills totaled $10.4 million versus losses of $1.5 million in 1994's first half. Increased earnings from the newsprint mills have helped to mitigate the effect of higher newsprint prices.

     Other, net for the first half of 1995 of $13.4 million included the pretax gain from the sale of 80% of the Company's interest in SportsTicker, a sports information service.


INCOME TAXES

     The effective income tax rate for the second quarter of 1995 declined to 43.8% from 47.5% in the second quarter a year ago. For the first half, the effective income tax rate was 45.4% versus 48% in the comparable period in 1994. The decrease in the effective tax rate in 1995 was primarily due to the successful settlement of some state and local tax issues.


FINANCIAL POSITION

     The working capital ratio, excluding unearned revenue, was 1.1 to 1 at June 30, 1995, and 1 to 1 at December 31, 1994. During 1995's first half funds provided by operations of $152.9 million were down from $176.8 million in the like 1994 period. The reduction was primarily the result of the fall-off in operating income.

     During the first half of 1995, using funds provided by operations, the Company paid cash dividends of $44.5 million and made capital expenditures of $99.7 million. Investments totaled $53.3 million and included acquisition of the business of Charter Financial Publishing Corp., Salem News Publishing Co. and a majority ownership of IDD. Cash and cash equivalents totaled $15.6 million at June 30, 1995, an increase of $4.7 million from December 31, 1994.

     In August the Company announced that it had entered into a 50/50 partnership with ITT Corporation and that the partnership had agreed to acquire WNYC-TV from New York City for $207 million in cash. The purchase, subject to approval by the Federal Communications Commission, is expected to be finalized in early 1996. The partners plan to provide a mix of business and sports programming. The Company's share of this investment is expected to be funded through commercial paper borrowings.

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



                                              DOW JONES & COMPANY, INC.
                                              -------------------------
                                                    (Registrant)



Date:  August 10, 1995                         By    Thomas G. Hetzel
                                                 ----------------------
                                                       Comptroller
                                              (Chief Accounting Officer)