Form 10-Q
period 1995-09-30
DOW JONES & CO INC
filed 1995-11-08
CIK 29924

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995


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

     The number of shares outstanding of each of the issuer's classes of common stock on September 30, 1995: 75,174,969 shares of Common Stock and 21,889,076 shares of Class B Common Stock.

                                          PAGE 2

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                                   CONDENSED CONSOLIDATED
                                    STATEMENTS OF INCOME

                                  Dow Jones & Company, Inc.
                                                  Quarters Ended         Nine Months Ended
                                                    September 30              September 30
==========================================================================================
(in thousands except
per share amounts)                               1995       1994           1995       1994
------------------------------------------------------------------------------------------
REVENUES:
Information services                         $272,934   $246,611     $  809,298 $  716,243
Advertising                                   171,971    157,316        552,387    518,845
Circulation and other                         104,365     97,097        309,986    289,301
------------------------------------------------------------------------------------------
  Total revenues                              549,270    501,024      1,671,671  1,524,389
------------------------------------------------------------------------------------------
EXPENSES:
News, operations and development              188,435    160,606        547,508    461,735
Selling, administrative and general           189,431    170,968        565,840    509,513
Newsprint                                      38,252     25,929        110,525     76,115
Second class postage and carrier delivery      24,737     23,204         76,134     71,544
Depreciation and amortization                  53,025     50,716        158,093    150,858
------------------------------------------------------------------------------------------
  Operating expenses                          493,880    431,423      1,458,100  1,269,765
------------------------------------------------------------------------------------------
  Operating income                             55,390     69,601        213,571    254,624

OTHER INCOME (DEDUCTIONS):
Investment income                               1,261      1,102          3,821      3,493
Interest expense                               (4,628)    (4,040)       (13,980)   (12,263)
Equity in earnings (losses) of
 associated companies                           4,365     (1,016)         9,556     (7,167)
Other, net                                      1,820     (1,022)        15,182     (2,605)
------------------------------------------------------------------------------------------
Income before income taxes                     58,208     64,625        228,150    236,082
Income taxes                                   26,110     30,879        103,192    113,134
------------------------------------------------------------------------------------------
Income before minority interests               32,098     33,746        124,958    122,948
Minority interests                             (1,744)                   (4,633)
------------------------------------------------------------------------------------------
Income before cumulative effect of
 accounting change                             33,842     33,746        129,591    122,948
Cumulative effect of accounting change                                              (3,007)
------------------------------------------------------------------------------------------
NET INCOME                                   $ 33,842   $ 33,746     $  129,591 $  119,941
==========================================================================================
PER SHARE:
Income before cumulative effect of
 accounting change                               $.35       $.34          $1.34      $1.23
Cumulative effect of accounting change                                                (.03)
Net income                                        .35        .34           1.34       1.20
Cash dividends declared                                                     .69        .63
==========================================================================================
Weighted average shares outstanding            97,021     99,019         96,831     99,615
==========================================================================================
See notes to condensed consolidated financial statements.

                           CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                          Dow Jones & Company, Inc.

                                             Nine Months Ended September 30
===========================================================================
(in thousands)                                         1995            1994
---------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                         $129,591        $119,941
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                       158,093         150,858
Changes in assets and liabilities                   (12,823)         15,194
Other, net                                          (14,901)         11,005
---------------------------------------------------------------------------
  Net cash provided by operating activities         259,960         296,998
---------------------------------------------------------------------------
INVESTING ACTIVITIES:
Additions to plant and property                    (158,423)       (152,581)
Businesses and investments acquired,
 net of cash received                               (70,112)        (39,308)
Disposition of businesses and investments            22,049           5,201
Other, net                                            4,981          12,544
---------------------------------------------------------------------------
  Net cash used in investing activities            (201,505)       (174,144)
---------------------------------------------------------------------------
FINANCING ACTIVITIES:
Cash dividends                                      (66,803)        (62,877)
Increase in long-term debt                           23,189         100,391
Reduction of long-term debt                         (39,838)       (100,000)
Purchase of treasury stock                                          (76,631)
Other, net                                           19,641          16,494
---------------------------------------------------------------------------
  Net cash used in financing activities             (63,811)       (122,623)
---------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                (777)         (2,174)
---------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                (6,133)         (1,943)
Cash and cash equivalents at beginning of year       10,888           5,652
---------------------------------------------------------------------------
Cash and cash equivalents at September 30          $  4,755        $  3,709
===========================================================================
See notes to condensed consolidated financial statements.

                                   PAGE 4

                           CONDENSED CONSOLIDATED
                               BALANCE SHEETS

                          Dow Jones & Company, Inc.
                                               September 30     December 31
===========================================================================
(in thousands)                                         1995            1994
---------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                        $    4,755      $   10,888
Accounts receivable--trade, net                     242,236         229,687
Inventories                                          10,490          10,454
Other current assets                                 68,888          59,101
---------------------------------------------------------------------------
  Total current assets                              326,369         310,130
---------------------------------------------------------------------------
Investments in associated companies,
 at equity                                          121,827          90,231
Other investments                                    75,608          72,835

Plant and property, at cost                       1,992,123       1,858,769
Less, Allowance for depreciation                  1,333,304       1,216,680
---------------------------------------------------------------------------
                                                    658,819         642,089
Excess of cost over net assets of
 businesses acquired, less amortization           1,317,610       1,304,953
Other assets                                         34,194          25,528
---------------------------------------------------------------------------
  Total assets                                   $2,534,427      $2,445,766
===========================================================================

LIABILITIES:
Accounts payable and accrued liabilities         $  242,414      $  237,406
Income taxes                                         52,245          68,694
Unearned revenue                                    237,950         219,880
Current maturities of long-term debt                  5,318           5,318
---------------------------------------------------------------------------
  Total current liabilities                         537,927         531,298
Long-term debt                                      278,903         295,552
Other noncurrent liabilities                        158,824         137,305
---------------------------------------------------------------------------
  Total liabilities                                 975,654         964,155
---------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stocks                                       102,181         102,181
Additional paid-in capital                          134,251         134,017
Retained earnings                                 1,467,134       1,404,346
Cumulative translation adjustment                    (4,895)         (6,219)
---------------------------------------------------------------------------
                                                  1,698,671       1,634,325
Less, Treasury stock, at cost                       139,898         152,714
---------------------------------------------------------------------------
  Total stockholders' equity                      1,558,773       1,481,611
---------------------------------------------------------------------------
  Total liabilities and stockholders' equity     $2,534,427      $2,445,766
===========================================================================
See notes to condensed consolidated financial statements.

                        NOTES TO FINANCIAL STATEMENTS

                          Dow Jones & Company, Inc.


1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the Company's consolidated financial position as of September 30, 1995, and December 31, 1994, and the consolidated results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994, and the consolidated cash flows for the nine-month periods then ended. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. The first quarter of 1995 included a net gain of one cent per share, consisting of a gain of six cents per share from the sale of 80% of the Company's interest in SportsTicker, a sports information service, and a charge of five cents per share for the recognition of a loss on an operating lease.

3. The Company made the following acquisitions for cash in the first quarter of 1995: on January 20, the Company bought the business of Charter Financial Publishing Corp., publisher of Investment Advisor and Fee Advisor magazines and the Realty Stock Review newsletter; on February 27, the Company acquired majority ownership of IDD Enterprises, L.P., a diversified publishing, database, software and consulting company; and on March 15, the Company's Ottaway Newspapers subsidiary completed its purchase of Salem News Publishing Co., which publishes the Salem (Mass.) Evening News.

4. Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," was adopted by the Company as of January 1, 1994. The cumulative effect from this change in accounting principle was a charge against earnings of $3,007,000.

5.  Supplementary cash flow data:
                                             Nine Months Ended September 30
===========================================================================
(in thousands)                                         1995            1994
---------------------------------------------------------------------------
Interest payments                                  $ 13,432        $ 12,559
Income tax payments                                 121,672         127,823
===========================================================================

6. Certain of the 1994 amounts have been reclassified for comparative purposes.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Net income for the third quarter of 1995 was $33.8 million, or $.35 per share, up just 0.3% from third-quarter 1994 net income of $33.7 million, or $.34 per share. Per-share earnings increased at the higher rate of 2.9% as shares outstanding declined due to share repurchases in the latter part of 1994. Lower income tax expense, improved equity results at the Company's newsprint mill affiliates and an increase in operating income at the financial information services segment offset declines in operating income at the business publishing and community newspapers segments.

     The third quarter traditionally is the Company's weakest advertising revenue quarter because advertising volume is lowest in the summer months. Increased spending on product development, expanding television operations and an industrywide increase in newsprint prices had a greater impact in the third quarter because of the seasonally lower advertising revenue level.

     For the first nine months of 1995, net income of $129.6 million, or $1.34 per share, improved $9.7 million, or 8%, from the $119.9 million, or $1.20 per share, earned in the like 1994 period. Earnings per share grew 11.7%. Earnings in 1995's first nine months included a net gain of one cent per share, consisting of a gain of six cents per share from the sale of 80% of the Company's interest in SportsTicker, a sports information service, and a charge of five cents per share for the recognition of a loss on the sublease of office space. Last year's first nine months included a charge of $3 million, or three cents per share, for an accounting change.

     Third-quarter 1995 operating income of $55.4 million decreased $14.2 million, or 20.4%, from 1994's third quarter due to declines at both the business publishing and community newspapers segments. The operating margin of 10.1% was down from 13.9% in the like period a year ago. For the first nine months of 1995, operating income of $213.6 million fell $41.1 million, or 16.1%. Increased spending on product development, expansion of world-wide television operations, a 43% rise in newsprint prices and an $8.4 million pretax write-down on a sublease contributed to the decline. The operating margin was 12.8%, down from 16.7% in 1994's first nine months.

     Revenues of $549.3 million in the third quarter of 1995 were up $48.2 million, or 9.6%. Information services revenue grew $26.3 million, or 10.7%, to $272.9 million. Advertising revenue of $172 million increased $14.7 million, or 9.3%, with advertising linage up 5.2% at The Wall Street Journal and 0.5% at Ottaway Newspapers. Circulation and other revenue grew $7.3 million, or 7.5%. Through nine months, total revenues were up $147.3 million, or 9.7%, to $1.7 billion.

     Operating expenses in 1995's third quarter were $493.9 million, up $62.5 million, or 14.5%. News, operations and development expenses rose $27.8 million, or 17.3%. Continued spending on product development and new initiatives accounted for over a third of the increase. Selling, general and administrative expenses increased $18.5 million, or 10.8%. Newsprint expense climbed $12.3 million, or 47.5%, as the average price per ton grew in excess of 45%. Newsprint expense is expected to continue to be substantially higher in 1995's fourth quarter versus the like prior-year quarter, as newsprint prices were raised an additional 10% on September 1, 1995. Second class postage and carrier delivery expenses were up $1.5 million, or 6.6%, partially due to a 12.5% postal rate increase in early 1995. Depreciation and amortization expenses increased $2.3 million, or 4.6%.

     In the first nine months of 1995, operating expenses totaled $1.5 billion, an increase of $188.3 million, or 14.8%. Additional spending for research and development and product enhancements caused $42.6 million, or 22.6%, of the increase. Such spending is expected to continue at a similar level for the balance of 1995. Higher newsprint expense constituted $34.4 million, or 18.3%, of the increase in operating expenses. Also contributing to the rise in expenses was the inclusion of businesses acquired in the first quarter of 1995, accounting for $25.3 million, or 13.4%, of the increase in nine-month operating expenses. The Company employed 11,071 full-time employees at September 30, 1995, up 7.9% from 10,265 at year-end 1994. The increase in employees was primarily due to acquired businesses, expanding television activities and higher staff levels in product development.


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

     Business publishing, which serves companies, business consumers and private investors, contains the Company's Print Publications group, its Business Information Services group and its Television and Multimedia group. The community newspapers segment consists of the Company's Ottaway Newspapers, Inc. subsidiary, which publishes 19 daily newspapers in communities throughout the United States.

     The following table compares revenues and operating income by business segment for the quarters and nine months ended September 30, 1995 and 1994:

                                                 Quarters Ended September 30
============================================================================
                                                                  % Increase
(in thousands)                                1995         1994    (Decrease)
----------------------------------------------------------------------------
Revenues:
Financial information services            $239,093     $221,187          8.1
Business publishing                        241,283      215,918         11.7
Community newspapers                        68,894       63,919          7.8
----------------------------------------------------------------------------
Operating Income:
Financial information services            $ 48,155     $ 45,091          6.8
Business publishing                          4,955       19,109        (74.1)
Community newspapers                         7,225        9,206        (21.5)
============================================================================

                                              Nine Months Ended September 30
============================================================================
Revenues:
Financial information services            $712,427     $644,178         10.6
Business publishing                        759,490      695,413          9.2
Community newspapers                       199,754      184,798          8.1
----------------------------------------------------------------------------
Operating Income:
Financial information services            $146,085     $135,427          7.9
Business publishing                         59,467      108,453        (45.2)
Community newspapers                        22,829       24,829         (8.1)
============================================================================


FINANCIAL INFORMATION SERVICES

     For the third quarter of 1995, the financial information services segment reported operating income of $48.2 million, an increase of $3.1 million, or 6.8%, from the comparable 1994 quarter. The operating margin dipped to 20.1% from 20.4%. Excluding a benefit from fluctuations in foreign currency exchange rates, operating income of $46 million would have increased 2% from $45.1 million earned in the comparable period in 1994.

     Financial information services revenue rose $17.9 million, or 8.1%, to $239.1 million. Domestic revenues were up only 4%, while revenues from foreign operations grew 10.9%, or 6.6% excluding the benefit from changes in foreign currency exchange rates. For Dow Jones Telerate, world-wide volume gains, largely resulting from enhanced and expanded services, caused over three-quarters of the revenue increase, excluding the foreign exchange benefit. Revenue growth remained strong for the Digital Page Feed product, a product which allows customers to request pages of Dow Jones Telerate information digitally to display on their own systems, and for exclusive third-party information.

     Third-quarter 1995 operating expenses for the financial information services segment were $190.9 million, up $14.8 million, or 8.4%. The rise was partially due to increases in royalties to information providers, mainly resulting from revenue-related growth, higher selling expenses and spending for research and development. Excluding the effect of foreign currency exchange rate fluctuations, operating expenses for this segment would have increased $11.3 million, or 6.4%.

     Financial information services operating income of $146.1 million for the first nine months of 1995 increased $10.7 million, or 7.9%, from the $135.4 million earned in the like period last year. Revenues grew $68.2 million, or 10.6%, while operating expenses were up $57.6 million, or 11.3%. Excluding the effect of foreign currency rate fluctuations, operating income would have increased $4.6 million, or 3.4%; revenues would have risen $48.5 million, or 7.5%, while operating expenses would have been up $43.9 million, or 8.6%. The number of full-time employees in the financial information services segment at September 30, 1995 was up 8.1% from year-end 1994, as Dow Jones Telerate expanded its world-wide development and sales efforts.


BUSINESS PUBLISHING

     Business publishing segment operating income for 1995's third quarter of $5 million declined $14.2 million, or 74.1%, from 1994's third quarter. The operating margin dropped to 2.1% from 8.9%. Higher newsprint prices and expenses from European Business News, the television network launched in the first quarter of 1995, sharply reduced operating income. Revenues grew $25.4 million, or 11.7%, to $241.3 million; however, operating expenses climbed $39.5 million, or 20.1%, to $236.3 million.

     Advertising revenue in the business publishing segment increased 10.3%. Advertising linage for The Wall Street Journal was up 5.2%, or 6.9% per issue, with one less issue in this year's third quarter. Linage in the general advertising category, which comprised about 55% of total Wall Street Journal linage for the quarter, grew 3.6%. Financial linage, which was slightly more than 30% of total Journal linage for the quarter, was up 8.7% largely due to an increase in securities offerings. Classified and other, which is the remaining Journal linage category, was up 4.4%.

     Barron's national advertising pages fell 20.3% mainly due to a fall-off in mutual fund advertising. The overseas print publications, which include The Asian Wall Street Journal, The Wall Street Journal Europe and the Far Eastern Economic Review, posted robust growth of 29.3% in advertising revenue. Circulation revenue for the business publishing segment was up 5.8%. Business Information Services group revenue grew 42.1%, chiefly due to volume gains and the inclusion of IDD Enterprises, L.P. (IDD), a majority-owned subsidiary of Dow Jones acquired in early 1995.

     Business publishing operating expenses of $236.3 million rose $39.5 million, or 20.1%, in 1995's third quarter. Newsprint expense, which increased 45.3% as a result of steep price hikes and a slight rise in consumption, caused $8.9 million, or 22.5%, of the increase. Also within the business publishing segment are expenses for the Company's global television and multimedia initiatives, including European Business News. These expenses increased $5.9 million in the third quarter. In addition to the inclusion of IDD, increased product development expenses and royalties to information providers were primarily responsible for the 59% increase in operating expenses at the Business Information Services group.

     Business publishing operating income for the first nine months of 1995 declined $49 million, or 45.2%, to $59.5 million. Excluding the write-down of an operating lease which was charged against the segment in the first quarter of 1995, operating income would have been down $40.6 million, or 37.4%. The downturn was primarily attributable to sharply higher newsprint expense and spending for the European Business News television network.

     For the first nine months of 1995, business publishing segment revenue increased $64.1 million, or 9.2%, to $759.5 million. Advertising revenue increased 5.9% with advertising linage at The Wall Street Journal up 3.1%, or 3.7% on a per-issue basis. Barron's national advertising pages fell 18%. Circulation revenue was up 6.1% primarily due to rate increases. Average circulation for the first nine months of 1995 for the domestic Journal was 1,782,000, down 1% from the comparable period in 1994. However, average combined circulation for the Asian and European Journals increased about 5% to 111,000. Barron's average circulation was down approximately 2% compared with the first nine months of 1994.

     Business publishing operating expenses for the first nine months of 1995 were up $113.1 million, or 19.3%. This increase was primarily attributable to higher newsprint prices, spending on television and multimedia, the inclusion of IDD Enterprises and the $8.4 million write-down of an operating lease. The number of full-time employees at this segment increased 12.6% from 1994's year end, mainly due to staffing for European Business News and the acquisitions of IDD Enterprises and Charter Financial Publishing Corp.


COMMUNITY NEWSPAPERS

     Third-quarter 1995 operating income of $7.2 million at the community newspapers segment declined $2 million, or 21.5%, from the like 1994 quarter. Community newspapers revenue of $68.9 million increased $5 million, or 7.8%. Advertising revenue grew 6.8% mostly due to rate increases and the inclusion of the Salem Evening News, which was acquired in March 1995. Advertising linage grew 0.5%. Circulation revenue was up 9.4% from the year-ago quarter. Third-quarter 1995 operating expenses at community newspapers increased $7 million, or 12.7%, compared with the like 1994 period. The increase in expenses was chiefly due to higher newsprint expense and inclusion of the Salem Evening News.

     Community newspapers operating income for the first nine months of 1995 declined $2 million, or 8.1%. The downturn was mainly the result of higher newsprint costs, which rose $7.9 million, or 45.3%. Revenues grew $15 million, or 8.1%, but were outpaced by a $17 million, or 10.6%, increase in expenses.

     In August the Company combined the operations of the Peabody Times and the Beverly Times, both in Essex County, Massachusetts, with the Salem Evening News, creating the leading newspaper on Boston's North Shore.


OTHER INCOME / DEDUCTIONS

     Interest expense in 1995's third quarter increased $0.6 million, or 14.6%, from the third quarter of 1994. For the first nine months of 1995, interest expense rose $1.7 million, or 14%, primarily due to a higher average debt level in 1995 versus the like 1994 period. Long-term debt outstanding, excluding current maturities, at September 30, 1995 was $278.9 million compared with $295.6 million at year-end 1994 and $261.6 million at September 30, 1994. The debt-to-equity ratio at September 30, 1995 was 17.9% compared to 17.6% a year earlier and 19.9% at December 31, 1994.

     Equity in earnings of associated companies was $4.4 million compared
with losses of $1 million in the year-ago quarter.   The turnaround was
attributable to the Company's newsprint mill affiliates which benefited from the increases in newsprint prices. In the first nine months of 1995, equity earnings were $9.6 million versus losses of $7.2 million for the like period in 1994. The Company's share of earnings from the mill affiliates was $17.6 million compared with losses of $0.5 million in 1994's first nine months.
In terms of consolidated net income, the significant improvement in earnings from the newsprint mills has lessened the effect of higher newsprint prices on operating income.

     Other income, net for the first nine months of 1995 of $15.2 million included the pretax gain from the sale of 80% of the Company's interest in SportsTicker, a sports information service.


INCOME TAXES

     The effective income tax rate for the third quarter of 1995 declined to 44.9% from 47.8% in the third quarter a year ago. For the first nine months of 1995, the effective income tax rate was 45.2% versus 47.9% in the comparable period in 1994. The decrease in the effective tax rate in 1995 was primarily due to the successful settlement of certain state and local tax issues.

FINANCIAL POSITION

     The working capital ratio, excluding unearned revenue, was 1.1 to 1 at September 30, 1995, and 1 to 1 at December 31, 1994. In the nine months ended September 30, 1995, funds provided by operations of $260 million were down from $297 million in the like 1994 period. The reduction was chiefly the result of the fall-off in operating income.

     During the first nine months of 1995, the Company paid cash dividends of $66.8 million and made capital expenditures of $158.4 million. Investments totaled $70.1 million and included acquisition of the business of Charter Financial Publishing Corp. and Salem News Publishing Co., a majority ownership of IDD Enterprises, L.P. as well as investments in the expansion of world-wide television operations. Cash and cash equivalents totaled $4.8 million at September 30, 1995, a decrease of $6.1 million from December 31, 1994.

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



                                              DOW JONES & COMPANY, INC.
                                              -------------------------
                                                    (Registrant)



Date:  November 8, 1995                        By   Thomas G. Hetzel
                                                 ----------------------
                                                       Comptroller
                                              (Chief Accounting Officer)