Form 10-K
period 1995-12-31
DOW JONES & CO INC
filed 1996-03-25
CIK 29924

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

           (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

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
     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     Aggregate market value of common stock held by non-affiliates of the registrant at January 31, 1996 was approximately $1,891,000,000.

     The number of shares outstanding of each of the registrant's classes of common stock on January 31, 1996: 75,525,247 shares of Common Stock and 21,910,588 shares of Class B Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE
     Definitive Proxy Statement for 1996 Annual Meeting of Stockholders dated March 22, 1996: Part III.

PART I.
ITEM 1.  Business.


     Dow Jones & Company, Inc. (the company) is a global provider of business news and information. Its operations are divided into three industry segments: financial information services, business publishing and general interest community newspapers. Financial information about industry segments and geographic areas is incorporated by reference to Note 16 to the Financial Statements on pages 43 and 44 of this report.

     The company currently has approximately 11,200 full-time employees.
The company's principal executive offices are located at 200 Liberty Street, New York, New York, 10281.

Financial Information Services
------------------------------

     The financial information services segment of Dow Jones reflects the operations of Dow Jones Telerate and the company's financial news services, such as Dow Jones News Service, Dow Jones Capital Markets Report, AP-Dow Jones News Service, Federal Filings and the Dow Jones Asian Equities Report. This segment primarily serves the global financial services industry.

     Dow Jones Telerate is one of the largest suppliers of real-time market information and related services to financial professionals in over 80 countries around the world. Over two-thirds of Dow Jones Telerate's revenues are generated by its foreign operations. Dow Jones Telerate Holdings, Inc., formerly Telerate, Inc., which became a wholly owned subsidiary of Dow Jones in 1990, started in 1969 as a provider of commercial paper quotations. The breadth and depth of Dow Jones Telerate are reflected in the mix of services presently offered. The foundation of the service rests on providing prices of U.S. Government securities, foreign exchange, international government bonds, global equities, energy, mortgage-backed securities and a variety of money market instruments. In addition, Dow Jones Telerate provides global news coverage of the world's financial markets and an array of services from outside information providers, ranging from informed commentary on U.S. Federal Reserve actions to analysis of the commodities markets.

     Dow Jones Telerate also provides products and software to help users analyze its live market data. Its Trading Room Systems (TRS) provide advanced decision-support tools. Designed to serve the needs of large trading rooms, TRS have networking capabilities which enable customers to link trading rooms worldwide. Running on powerful desktop workstations using software compatible with Microsoft Windows, TRS consolidate several information, transaction and analytic services into a single platform at a trader's desk.

     The Telerate Workstation, introduced in early 1995, provides the entire breadth of Dow Jones Telerate's real-time and historical market data and decision-support products on a single, Windows-based platform. The Telerate Workstation can be delivered as a stand-alone product or incorporated into a customized Telerate Trading Room System.

     The Telerate Digital Page Feed (TDPF) fills the needs of customers who prefer to receive any or all of Dow Jones Telerate's thousands of pages of data in the form of an electronic feed that can be incorporated into their own information systems. TDPF offers these customers a highly reliable, timely and selective information feed combined with the flexibility required by their custom distribution systems.

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

     The Treasury 500 service, which is part of Telerate's basic information package, offers the widest coverage available of U.S. Government securities and provides value-added analytics in addition to the price information distributed through Dow Jones Telerate's long-standing exclusive agreement with Cantor Fitzgerald Securities Corp. One of Treasury 500's most important features is that it provides live bids and offers from an identified source that customers can actually trade on. It also has live two-sided market displays of best-bid and best-offer prices.

     Dow Jones Telerate is the exclusive distributor of real-time foreign exchange and money market prices from M. W. Marshall & Company and Exco International, two of the world's foremost foreign exchange brokers.

     TeleTrac is a DOS-based technical analysis product favored by dealers in the foreign exchange and fixed income markets. An enhanced version of Teletrac, TeleTrac Tradestation, was introduced in January 1996. Teletrac Tradestation is Windows-based technical analysis software designed to run on the Telerate Workstation. It offers advanced charting and analytical power combined with access to all Dow Jones Telerate news, commentary and price information.

     The company and Aegon USA Inc. formed a partnership in 1994 to develop and market the first comprehensive on-line commercial real estate information service. This new service, known as Teleres, will be available over the Telerate Workstation and includes performance data on realty stocks and real estate investment trusts as well as breaking news on relevant real estate events. The service is expected to be launched in the first half of 1996.

     Dow Jones Telerate's Emerging Markets Report provides information on the emerging capital markets of developing countries, with particular emphasis on Latin America, by combining Dow Jones Telerate's live market prices with news from Dow Jones and the Associated Press, plus market commentary from Thomson Financial Services.

     Other Dow Jones Telerate products and services currently in the marketplace include: the Telerate Access Service, a personal-computer software package that provides a link to Telerate's core information base through public telephone networks and includes access to Dow Jones News/ Retrieval; hand-held quotation devices that deliver current prices, rates and other data; Telerate Charting, a Windows-based analytical tool available in Europe; and data for mortgage markets.

     Dow Jones News Service is the nation's pre-eminent supplier of business and financial news to subscribers at brokerage firms, banks, investment companies and other businesses. Capital Markets Report, which is incorporated into Dow Jones Telerate's basic information package, is the company's newswire that covers fixed income and financial futures markets around the world.

     AP-Dow Jones, a news service joint venture with the Associated Press, provides international economic, business and financial news to subscribers in 65 countries. In addition to two broad international newswires, AP-Dow Jones offers specialized wires dedicated to the coverage of European equities, banking and the markets in foreign exchange. AP-Dow Jones also produces the World Equities Report newswire which serves domestic institutions investing in international markets. In 1995 AP-Dow Jones expanded its global staff by opening news bureaus in Budapest, Dublin, Hanoi, Istanbul, Santiago, Shanghai and Warsaw.

     The Dow Jones Asian Equities Report, launched in 1994, covers 15 Asian-Pacific stock markets and news of the companies traded on them.
Headquartered in Singapore, the service draws on the staffs of AP-Dow Jones, The Asian Wall Street Journal and Far Eastern Economic Review, as well as its own editors and reporters.

     Washington-based Federal Filings publishes newswires, newsletters and investment research based on its coverage of federal regulatory agencies, Capitol Hill and bankruptcy courts nationwide. Federal Filings' products include Federal Filings Business News, a real-time newswire covering SEC filings; Daily Bankruptcy Review, a compendium of large bankruptcy filings throughout the U.S.; and 13F Advance, which analyzes the equity portfolio changes of prominent money managers. Federal Filings also offers Edgar Direct, which provides real-time access to the full text of SEC filings.

Business Publishing
-------------------

     The business publishing segment contains the operations of the company's print publications, which include The Wall Street Journal as well as its international editions in Europe and Asia; Business Information Services, the electronic publishing arm of the company; and the company's television and multimedia operations.

     Dow Jones' flagship publication, the domestic Wall Street Journal, is the country's largest daily newspaper with average circulation for 1995 of 1,796,000. The Wall Street Journal is edited in New York City at the company's executive offices. The Journal's four regional editions are printed at 17 plants located across the United States. The Wall Street Journal offers advertisers the opportunity to focus their messages on readers served by sixteen localized editions and, as of the fourth quarter of 1995, the option of advertising in full color.

     Texas Journal, Southeast Journal and Florida Journal editions provide Journal-quality reporting on regional business trends and issues. They appear as a four-page weekly section included in copies of The Wall Street Journal distributed in their respective markets each Wednesday. The Journal also provides weekend-oriented coverage every Friday, including Your Money Matters Weekend Report (an expanded personal-finance column), a sports page, a travel page and a residential real estate page.

     Production of the paper employs satellite transmission of page images to the outlying plants and other technologies designed to speed the delivery of editorial material to the presses and to reduce the steps taken in the printing process. The Wall Street Journal is delivered in two ways: by second-class postal service and through the company's National Delivery Service, Inc. subsidiary. In 1995 National Delivery Service on average delivered slightly over one million of the Journal's subscription copies each publishing day. The system provides delivery earlier and more reliably than the Postal Service. Approximately 226,000 copies of the Journal are sold each business day at newsstands.

     Barron's, The Dow Jones Business and Financial Weekly, is a magazine that specializes in reporting and commentary on financial markets. The magazine, which had average circulation of 281,200 in 1995, uses the same facilities employed in the production of The Wall Street Journal. Barron's is edited in New York City and is delivered by second-class postal service and through National Delivery Service. About 122,000 copies are sold at newsstands weekly.

     The Wall Street Journal Europe is headquartered in Brussels and printed in Brussels, the Netherlands, Switzerland and England. It is available on the day of publication in continental Europe and the United Kingdom. The newspaper had average circulation in 1995 of 61,800. The Central European Economic Review is distributed as an insert in The Wall Street Journal Europe and also sold separately by subscription. Formerly a quarterly, the magazine, which covers political and business developments in the former Soviet bloc, became a monthly publication in 1995. Convergence, which is a quarterly magazine that reports on multimedia industries in Europe, was introduced in 1995 as an insert in The Wall Street Journal Europe.

     The Asian Wall Street Journal is headquartered and printed in Hong Kong and is transmitted by satellite to additional printing sites in Singapore, Japan and Bangkok. The Asian Wall Street Journal had average circulation of 50,300 in 1995.

     Both the Journal Europe and the Asian Journal draw on the resources of The Wall Street Journal's worldwide news staff. The Asian Journal provides the foundation for the company's Asian Wall Street Journal Weekly, which is published in New York for North American readers with interests in Asia.

     The company began expanding its readership of Wall Street Journal news content by introducing The Wall Street Journal Americas in 1994. At the end of 1995, this daily, Spanish-language business news section was included in nine major Latin American newspapers with a combined weekday circulation in excess of 1.2 million. In 1995 the company further broadened its worldwide delivery of Wall Street Journal news content via component pages of national newspapers in South Africa, Canada and China.

     Other business publications include Far Eastern Economic Review, Asia's leading English-language newsweekly; the National Business Employment Weekly, which contains career-related news features, job-related ads from the Journal's regional editions and self-generated advertising; The Wall Street Journal Classroom Edition, which is published nine times during the school year and is used in more than 3,500 schools nationwide; American Demographics magazine, which contains feature stories analyzing statistics from the United States Census Bureau and private data collectors; and Marketing Tools magazine, a publication introduced in 1994 which features articles about marketing tactics and techniques.

     In early 1995 the company purchased Charter Financial Publishing Corp. of Shrewsbury, New Jersey. Charter is publisher of Investment Advisor, Realty Stock Review and Fee Advisor.

     SmartMoney, The Wall Street Journal Magazine of Personal Business, is published jointly with Hearst Corp. SmartMoney increased its advertising rate base to 600,000 copies effective with its January 1996 issue.

     Dow Jones Business Information Services is recognized as one of the nation's leading publishers of electronic business and financial news and information to financial professionals, private investors, corporate executives and managers, as well as to information specialists in corporate libraries. The Business Information Services (BIS) group serves its customers' needs by delivering its information products and services in a wide range of electronic media, including personal computers, facsimile machines and radio. This group's products include Dow Jones News/Retrieval, DowVision, two radio networks as well as two products released in 1995, Personal Journal and Money & Investing Update, the first phase of The Wall Street Journal Interactive Edition. BIS also includes the operations of IDD Enterprises, L.P.

     Dow Jones News/Retrieval, an on-line business and financial information service, greatly expanded its electronic text library with the addition of over 1,000 publications in 1995. In early 1995, on-line availability on the day of publication of the Financial Times, along with two years of back editions, was added. Also in 1995, Dow Jones News/Retrieval opened an "electronic gateway" to Nikkei Telecom Japan News & Retrieval, offering access to news and information about Japan and the Pacific Rim. Beginning January 1, 1996, Dow Jones News/Retrieval subscribers could access the full text of the most recent 90 days of the New York Times. Dow Jones News/ Retrieval's text library by year-end 1995 contained approximately 3,000 publications, representing over 47 million articles. In addition to expanding its electronic text library in 1995, Dow Jones News/Retrieval provided its subscribers with improved graphical user interface software for Windows and Macintosh.

     Business Information Services has an alliance, which was formed in 1994, with West Publishing in which West's WESTLAW is the exclusive computer-assisted legal research service to offer integrated access to Dow Jones News/Retrieval.

     DowVision is the only electronic information service that delivers the text of The Wall Street Journal, the New York Times, the Financial Times and the Los Angeles Times together with the premier Dow Jones newswires and the press-release services directly to corporate desktops. DowVision's extensive profiling enables users in the corporate marketplace to customize information delivery to meet their needs.

     Because of declining demand for telephone-based business news services, Business Information Services discontinued DowPhone and the Voice Information Network audio service for newspapers in early 1995. However, the BIS group retained a presence in the telephone-based business news market with JournalPhone and the Dow Jones Market Report and continued to expand the distribution of text-based news and information on paging and wireless electronic mail services.

     Dow Jones' radio products include two radio networks -- The Wall Street Journal Report on AM stations and The Dow Jones Report on FM stations. Together these programs are carried on 150 stations and reach 82% of the country.

     The Business Information Services group in early 1995 introduced Personal Journal, the first electronic version of The Wall Street Journal. The publication is designed to deliver customized business and market news, stock quotes, world and national news, weather and sports 24 hours a day directly to subscribers' personal computers.

     Money & Investing Update, the first phase of The Wall Street Journal Interactive Edition, was introduced in July 1995 on the Internet's World Wide Web. The full Wall Street Journal Interactive Edition, which is expected to be available in the first half of 1996, will offer continuously updated news and information, background information on companies, stock quotes, audio and video content from the company's television and multimedia group as well as access to Dow Jones News/Retrieval. This interactive edition, in addition to being supported by subscribers, will be supported by advertising, featuring electronic links to advertisers' World Wide Web sites.

     In February 1995, the company acquired a majority interest in IDD Enterprises L.P., a financial publishing, database, software and consulting company. IDD publishes Investment Dealers' Digest and 14 other magazines, newsletters and directories. Its software and electronic information products are available to investment banks and financial institutions through a variety of services, including Dow Jones Telerate and Dow Jones News/Retrieval.

     Also included in this business segment is the company's television group, which formed European Business News (EBN) in 1994. EBN, which began broadcasting in February 1995, provides 24-hours-a-day coverage of European business, financial and consumer news throughout Europe. EBN is a limited partnership, 70% owned by Dow Jones and 30% owned by Flextech PLC, of London, an affiliate of Tele-Communications Inc. The television group also produces "The Wall Street Journal Report," a half-hour, weekly program in the U.S. covering business, consumer and investment topics.

     Dow Jones Investor Network is a video business-news service delivered to customers' computer terminals that includes exclusive interviews with business leaders and coverage of major corporate announcements and events. In February 1996, the company introduced DJIN/On-Demand, which provides subsribers on-line access to prior broadcasts of the Dow Jones Investor Network.

     In January 1995, ESPN Inc. acquired an 80% interest in SportsTicker, the real-time sports news and information unit of Dow Jones. Dow Jones retained a 20% interest in the service.


Community Newspapers
--------------------

     Community newspapers published at year-end 1995 by Ottaway Newspapers, Inc., a wholly owned subsidiary, include 19 general interest dailies in Arizona, California, Connecticut, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, New York, Oregon and Pennsylvania. Average circulation of the dailies during 1995 was approximately 575,600; Sunday circulation for 13 newspapers was approximately 529,300. The principal administrative office of Ottaway Newspapers is in Campbell Hall, New York. The primary delivery method for the newspapers is private delivery.

     Ottaway Newspapers purchased the Salem (Mass.) Evening News in March 1995 and in August 1995 combined the operations of this newspaper with the operations of the Peabody Times and the Beverly Times, all in Essex County, Massachusetts, creating the leading newspaper on Boston's North Shore.

Other
-----

     In 1995 the company and ITT Corporation formed a 50/50 partnership to purchase WNYC-TV from New York City. The purchase, which is subject to approval by the Federal Communications Commission, is expected to be finalized in the first half of 1996. The television station is expected to be relaunched in the latter part of 1996 as WBIS+ and will provide a mix of business and sports programming. Dow Jones is a 49% owner of Asia Business News (Singapore) Pte. Ltd., a business and financial news television company
broadcasting in Asia.   The company also owns a minority interest in Hubbard
Broadcasting Inc.'s U.S. Satellite Broadcasting venture which directly broadcasts television programming to viewers in the U.S. via 18-inch dish antennas linked to special home receivers.

     Dow Jones also has other investments in Handelsblatt-Dow Jones GmbH, a joint venture with the von Holtzbrinck Group, publisher of Germany's leading business daily, Handelsblatt; Press-Enterprise Co., a daily newspaper in Riverside, Calif.; Mediatex Communications Corp., publisher of Texas Monthly magazine; Nation Publishing Group, a Bangkok, Thailand, publisher of English and Thai-language magazines and newspapers; AmericaEconomia, a Spanish-language business magazine in South America; VWD-Vereinigte Wirtschaftsdienste GmbH, a German news agency specializing in business and economic news and information; Minex Corporation, a minority-owner of EBS, a provider of a foreign exchange trading service; HB-Dow Jones S.A., a part-owner of a publishing company in the Czech Republic; and newsprint mills in the United States and Canada.

Raw Materials
-------------

     The primary raw material used by the company is newsprint. In 1995, approximately 224,000 metric tons were consumed. Newsprint was purchased principally from 14 suppliers. F.F. Soucy, Inc. & Partners, L.P., Riviere du Loup, Quebec, Canada, and Bear Island Paper Company, Richmond, Virginia, furnished 16.5% and 19.8%, respectively, of total newsprint requirements. The company is a limited partner in both ventures and has signed long-term contracts with both for a substantial portion of its annual newsprint requirements. For many years the available sources of newsprint have been adequate to supply the company's needs.

Research and Development
------------------------

     Research and development expenses were $66,710,000 in 1995, $52,522,000 in 1994 and $40,705,000 in 1993.

Competition
-----------

     The company believes that Reuters Holdings PLC ("Reuters"), a company headquartered in London whose shares are publicly traded in the United States and the UK, is its most significant competitor currently providing, on a worldwide basis, financial information display services closely comparable to those furnished by Dow Jones Telerate, although other companies, primarily Automated Data Processing Corporation, Knight-
Ridder, Inc., Bloomberg L.P., Telesphere Corporation, ILX Systems, Inc., Bridge Information Services, Inc. and Quick Corporation of Japan are also in the business of providing financial information displayed on video screens to customers. The company believes that Reuters has more subscribers and video screens than the company on a worldwide basis. The company believes that Dow Jones Telerate is the largest provider of fixed income and foreign exchange data in the United States.

     Many business enterprises, including banks, brokerage houses and other financial firms, operate electronic data systems which are able to move financial and business news rapidly from one location to another, competing with the company's other electronic information services products. This competition will become more intense as telecommunications systems are improved and new techniques of data transmission are developed. In addition, some of the company's electronic information products compete directly with various on-line services of the Internet.

     The business publications of the company remain highly competitive. In its various news publishing activities, Dow Jones competes with a wide spectrum of other information media. All metropolitan general interest newspapers and many small city or suburban papers carry business and financial pages or sections, including securities quotations. In addition, specialized magazines in the economics field, as well as general news magazines, publish substantial amounts of business material. Nearly all these publications seek to sell advertising space and much of this effort is directly or indirectly competitive with Dow Jones' publications. The company's business publications also compete with television and radio for advertisers.

     The company's emerging worldwide television operations are in highly competitive markets. The company believes its major direct competitor in Europe and Asia is CNBC, which also provides full-length business programming. International satellite networks which specialize in general news also provide business programming. In addition, individual television stations and networks in each country produce business news programming that targets local viewers. Upon entering the U.S. market for business news programming via its investment in WBIS+, the company views CNBC, which is well established, and CNNfn, which was recently launched, as its chief competitors.

     All of the community newspapers operating under Ottaway Newspapers, Inc. compete with metropolitan general interest newspapers, and most compete with other newspapers available in their respective sales areas.

ITEM 2.  Properties.

     Dow Jones operates 17 plants with an aggregate of approximately one million square feet for the printing of its domestic publications. Printing plants are located in Palo Alto and Riverside, California; Denver, Colorado; Orlando, Florida; LaGrange, Georgia; Naperville and Highland, Illinois; Des Moines, Iowa; White Oak, Maryland; Chicopee Falls, Massachusetts; South Brunswick, New Jersey; Charlotte, North Carolina; Bowling Green, Ohio; Sharon, Pennsylvania; Dallas and Beaumont, Texas; and Federal Way, Washington. All plants include office space. All are owned in fee except the Palo Alto, California, plant, which is located on 8.5 acres under a lease to Dow Jones for 50 years, expiring in 2015.

     Other facilities owned in fee with a total of approximately 870,000 square feet house news, sales, administrative, research, computer and operations staff. These facilities are located in Chicopee Falls, Massachusetts, and South Brunswick, New Jersey.

     Dow Jones occupies two major leased facilities in New York City: editorial and executive staff occupy 360,000 square feet, while advertising sales staff occupy 89,000 square feet at a separate location. The company also leases other business and editorial offices in numerous separate locations around the world, including 50,000 square feet in two locations in Hong Kong.

     Dow Jones Telerate leases approximately 25,000 square feet in New York City, 330,000 in Jersey City, New Jersey, 126,000 at five locations in London, England, 70,000 at three locations in Toronto, Ontario, 44,000 at two locations in Singapore and 37,000 at two locations in Hong Kong. In addition, Dow Jones Telerate leases space around the world for its operations.

     Ottaway Newspapers operates in 28 locations, including a 24,000 square foot administrative headquarters in Campbell Hall, New York. These facilities are located in Sun City, Arizona; Santa Cruz, California; Danbury, Connecticut; Ashland, Kentucky; Beverly, Hyannis, New Bedford, Gloucester, Nantucket, Peabody, Salem, Fall River and Newburyport, Massachusetts; Traverse City, Michigan; Mankato, Minnesota; Joplin, Missouri; Exeter and Hampton, New Hampshire; Middletown, Oneonta, Plattsburgh and Port Jervis, New York; Medford, Oregon; and Grove City, Sharon, Stroudsburg and Sunbury, Pennsylvania. Local printing facilities, which include office space, total approximately 1,172,000 square feet. All facilities are owned in fee except the office space in Salem, which is leased.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Executive Officers of the Registrant
------------------------------------

     Each executive officer is elected annually to serve at the pleasure of the Board of Directors.

     All executive officers named below have been employed by the company for more than five years.

     Peter R. Kann, age 53, Chairman of the Board since July 1991, Chief Executive Officer since January 1991 and Publisher of The Wall Street Journal since January 1989, served as President from July 1989 to July 1991 and Chief Operating Officer from July 1989 to December 1990, Executive Vice President from 1985 to 1989 and Associate Publisher of The Wall Street Journal from 1979 to 1988.

     Kenneth L. Burenga, age 51, President of the company and President of The Wall Street Journal since July 1991 and Chief Operating Officer since January 1991, served as Executive Vice President from January 1991 to July 1991 and Senior Vice President from 1986 thru 1990, and General Manager from January 1989 thru December 1990, as Chief Financial and Administrative Officer from 1986 to 1988 and Vice President/Circulation of The Wall Street Journal from 1980 to 1986.

     James H. Ottaway Jr., age 58, Senior Vice President since 1986, President of Magazines since February 1988, Chairman of Ottaway Newspapers, Inc. since 1979, served as President of the International Group from February 1988 to January 1995, as Vice President/Community Newspapers from 1980 to 1985 and as President of Ottaway Newspapers, Inc. from 1970 to 1985 and its Chief Executive from 1976 to January 1989.

     Peter G. Skinner, age 51, Senior Vice President since November 1989, General Counsel and Secretary since 1985 and President, Television since January 1995, served as Vice President from 1985 to November 1989.

     Carl M. Valenti, age 57, President and Publisher of Dow Jones Telerate since May 1990, Senior Vice President of the company since July 1989, served as Vice President of the company and President/Information Services Group from 1987 to 1990 and as Vice President/Information Services Group from 1980 to 1987.

     Kevin J. Roche, age 61, Vice President/Finance since 1986 and Chief Financial Officer since January 1989, served as Comptroller from 1977 to 1987.

     Thomas G. Hetzel, age 40, Comptroller since October 1993, served as Associate Comptroller from 1992 to 1993 and Assistant Comptroller from 1988 to 1992.

PART II.

ITEM 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

     The company's common stock is listed on the New York Stock Exchange. The class B common stock is not traded. The approximate number of stockholders of record as of January 31, 1996, was 12,600 for common stock and 5,000 for class B common stock. The company paid $.92 per share in dividends in 1995 and $.84 per share in 1994. The dividend payout ratio was 47.0% in 1995 and 46.8% in 1994.

============================================================================
               Market Price 1995                 Market Price 1994
               -----------------                 -----------------
Quarters                         Dividends                         Dividends
Ended             High       Low Paid 1995          High       Low Paid 1994
----------------------------------------------------------------------------
March 31       $38 1/2   $30 5/8      $.23       $41 7/8   $35 1/2      $.21
June 30         37 7/8    33 1/2       .23        40 3/8    31           .21
September 30    37 7/8    34 1/2       .23        32 1/4    28 3/8       .21
December 31     40 1/8    34 1/8       .23        31 7/8    28 1/8       .21
============================================================================

ITEM 6.  Selected Financial Data.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that affect the comparability of the information reflected in this table.

The following table shows selected financial data for the most recent five years:
============================================================================
(in thousands except
 per share amounts)     1995        1994        1993        1992        1991
----------------------------------------------------------------------------
Revenues          $2,283,761  $2,090,977  $1,931,816  $1,817,870  $1,725,079
Income before
  cumulative effect
  of accounting
  changes           $189,572    $181,180    $147,547    $118,391     $72,189
Net income          $189,572    $178,173    $147,547    $107,586     $72,189
----------------------------------------------------------------------------
Per Share Amounts:
Income before
  cumulative effect
  of accounting
  changes              $1.96       $1.83       $1.48       $1.17        $.71
Net income             $1.96       $1.80       $1.48       $1.06        $.71
Dividends              $ .92       $ .84       $ .80       $ .76        $.76
----------------------------------------------------------------------------
Average shares
  outstanding         96,907      99,002      99,773     101,150     101,011
Total assets      $2,598,700  $2,445,766  $2,349,539  $2,372,035  $2,470,584
Long-term debt,
  incl. current
  portion           $259,253    $300,870    $266,391    $340,036    $453,308
----------------------------------------------------------------------------
Operating income
  as a percent of
  revenues             13.3%       17.1%       16.4%       15.4%       14.0%
Net income as a
  percent of
  revenues              8.3%        8.5%        7.6%        5.9%        4.2%
Net income as a
  percent of stock-
  holders' equity      11.8%       12.0%        9.9%        7.4%        5.0%
============================================================================

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Net income in 1995 of $189.6 million, or $1.96 per share, increased $11.4 million, or 6.4%, from 1994's earnings of $178.2 million, or $1.80 per share, marking the fourth consecutive year of income growth. Per-share earnings increased at the greater rate of 8.9% as average shares outstanding in 1995 declined due to share repurchases in the latter part of 1994. The earnings gain in 1995 was largely the result of lower income tax expense, improved earnings from the company's newsprint mill affiliates, and a gain on the sale of 80% of the company's interest in SportsTicker, a sports information service. Also, earnings in 1994 included a $3 million after-tax charge for a change in accounting. Return on stockholders' equity was 11.8% in 1995, just under 1994's 12%.

     Operating income declined $54.3 million, or 15.1%, in 1995, the first decline since 1990. The operating margin slipped to 13.3% from the 17.1% achieved in 1994. Although 1995 revenues grew $192.8 million, or 9.2%, expenses rose $247 million, or 14.3%, from 1994. Expenses were affected by significantly higher newsprint prices, expansion of worldwide television operations, continued spending on the development and enhancement of electronic information products and an $8.4 million loss on an operating lease.

     The company's foreign operations continue to accelerate in growth and importance -- contributing 30% of consolidated revenue in 1995, up from 29% in 1994 and 24% in 1990.

     In 1994 net income increased $30.7 million, or 20.8%, to $178.2 million from 1993's earnings of $147.5 million, or $1.48 per share. The improvement reflected strong growth in operating income which was up $41.9 million, or 13.2%. Additionally, earnings in 1993 included after-tax write-downs of various investments totaling $5.4 million. The operating margin of 17.1% rose from 1993's 16.4%. Revenues increased $159.2 million, or 8.2%, in 1994, and expenses were up $117.3 million, or 7.3%. Return on stockholders' equity increased to 12% in 1994 from 9.9% in 1993, the first double-digit return since 1989.

     Earnings in 1993 grew $40 million, or 37.1%, from 1992. Excluding nonrecurring items, net income increased $21.1 million, or 16.7%. Operating income grew $35.8 million, or 12.7%, in 1993.

                                SEGMENT DATA

     A summary of the results of operations for each of the company's principal business segments as well as financial data by geographic area is displayed in Note 16 to the financial statements.

     The company realigned its business operations in 1995 into the following three segments: financial information services, business publishing and community newspapers. Financial information services includes Dow Jones Telerate and Dow Jones' financial news services, such as Dow Jones News Service, the AP-Dow Jones newswires and Federal Filings.
This segment primarily serves the worldwide financial services industry -- including traders and brokers -- with real-time business and financial news, quotes, trading systems and analytical tools. Financial information services comprised about 42% of the company's revenue in 1995.

     Business publishing contains the company's print publications, Business Information Services group and the Television and Multimedia group.
Business publishing, which serves the business consumer marketplace, accounted for roughly 46% of the company's revenue in 1995.

     The community newspapers segment consists of the company's Ottaway Newspapers, Inc. subsidiary, which publishes 19 daily newspapers in communities throughout the United States. The community newspapers segment contributed about 12% of the company's 1995 revenue.


                       FINANCIAL INFORMATION SERVICES

     Operating income for the financial information services segment of $197 million in 1995 increased $13.9 million, or 7.6%, from the $183.1 million earned in 1994. This segment in 1995 contributed 42% of consolidated revenues, the same as in 1994, but up from 40% in 1993. Revenues at this segment grew $84 million, or 9.6%, in 1995, and expenses increased $70.1 million, or 10.1%. The operating margin declined moderately to 20.5% in 1995 from 20.9% in 1994, but was up from the 1993 margin of 18.1%. Excluding the effect of foreign exchange fluctuations in 1995, financial information services revenue, operating expenses and operating income would have been up 6.7%, 7.8% and 2.7%, respectively.

     Dow Jones Telerate, which encompasses about 85% of financial information services segment revenue, reported a revenue increase of 10.2%. The foreign components of this group posted revenue growth of 14% and provided over two-thirds of Dow Jones Telerate's revenue. Revenue from domestic operations increased only 3.2%, in part reflecting the consolidations taking place in the financial services and banking industries. The introduction of the Telerate Workstation in January 1995, growth in digital feeds, an increase in the number of Telerate Trading Room Systems and favorable foreign exchange rates contributed to higher worldwide revenues.

     The increase in this segment's expenses was caused chiefly by increases in the cost of acquiring third-party content (royalties), product development and costs of expanded news coverage. These expenditures support the company's strategy of improving content as well as distribution. Additionally, sales costs rose mainly due to the marketing of the Telerate Workstation.

     In 1994 financial information services segment operating income jumped $42.1 million, or 30%, with Dow Jones Telerate up 41% and Financial News Services up 10.9%. Revenue for the segment was up $98.5 million, or 12.6%, from the prior year, and expenses increased $56.4 million, or 8.8%. Revenue from foreign components of these groups rose 14.2% in 1994, while U.S. revenue increased 10.5%. Operating income in 1993 increased 4.5% from 1992.

     Financial information services benefited in 1994 from increased sales of Dow Jones Telerate's Matrix, digital feed and Telerate Trading Room Systems products and foreign exchange currency fluctuation. Expenses were up 8.8% in 1994, primarily due to higher royalties for expanded third-party content and investments in product development and network upgrades. Excluding foreign exchange, operating income grew 26.5% in 1994 on an 11.5% revenue gain and an 8.2% increase in expenses.

     The number of full-time employees in the financial information services segment at December 31, 1995 was up 10.3% from a year earlier, as Dow Jones Telerate continued the expansion of its worldwide development and sales efforts.


                             BUSINESS PUBLISHING

     Operating income in 1995 declined $61.9 million, or 39.3%, to $95.5 million from the $157.4 million earned in the prior year. This followed a decrease in operating income of $2.7 million, or 1.6%, from the $160.1 million achieved in 1993. Operating income in 1993 rose
$29.3 million, or 22.4%, from 1992.

     The sharp decline in 1995 mainly resulted from the steep rise in the cost of newsprint, the start-up of the company's television operation in Europe, European Business News, in February 1995 and the loss on an operating lease. Excluding the effect of newsprint prices, which rose roughly 44% on average in 1995, the company's emerging television operations and the loss on an operating lease, business publishing operating income would have risen $5.8 million, or 3.3%, in 1995. The business publishing segment's contribution to consolidated operating income declined to 31% in 1995 from 44% in 1994 and 51% in 1993. As business publishing's operating income contribution fell, financial information services' contribution rose from 45% in 1993 to 65% in 1995.

     Business publishing 1995 revenues, which for the first time exceeded $1 billion, increased $88.1 million, or 9.2%. However, expenses of $954 million were $150 million, or 18.7%, higher than 1994 largely due to newsprint expense and television operations. In 1994 revenues grew
$53.1 million, or 5.8%, as expenses climbed $55.7 million, or 7.4%. The higher expense growth included start-up costs for European Business News.

     Print publications, the largest component of this segment, had a revenue increase of 5.6% in 1995. Wall Street Journal advertising linage increased 2.2%, or 2.6% on a per-issue basis, with one less publishing day in 1995, after declining 1.2% in 1994. Linage rose 3.3% in 1993. Increases in 1995 of 5.1% in general advertising linage, which comprised 58% of total advertising, and 2.7% in classified and other were partially offset by a 3.1% decline in financial advertising. General advertising increased 3.1% in 1994, following a 0.9% decline in 1993. Financial advertising, which is more volatile, fell 9.9% in 1994 after increasing 13.4% in 1993.

     Advertising linage for the international editions of the Journal -- The Wall Street Journal Europe and The Asian Wall Street Journal -- rose 7.8% and 5.9%, respectively, in 1995. The company's other international publication -- Far Eastern Economic Review -- posted a 15.3% increase in advertising pages. Barron's 1995 national advertising pages fell 17.5%, following gains of 2.4% and 6.9% in 1994 and 1993.

     Average circulation for the domestic Wall Street Journal was 1,796,000 in 1995, down from 1,809,000 in 1994 and 1,840,000 in 1993. The international editions of The Wall Street Journal continue to expand with Europe and Asia, combined, posting average 1995 circulation of 112,200, up 6.7% from a year earlier and up 10.3% from 1993. Circulation at the Far Eastern Economic Review also continued to grow, up 2.4% from 1994.

     Expenses for print publications jumped 12.2% in 1995, with almost half of the rise due to significant newsprint price increases. Newsprint expense was up 46% from 1994. Also contributing to the expense rise was a 12.5% increase in second class postal rates and an $8.4 million loss on an operating lease for office space in New York City. In 1994 print publications expenses were up 4.5%, chiefly due to higher selling and operating costs.

     At the Business Information Services group, which contains the Dow Jones News/Retrieval service and other on-line products, revenues jumped 39% in 1995, chiefly due to volume gains and the inclusion of IDD Enterprises, L.P. (IDD), a majority-owned subsidiary acquired in early 1995. Expenses were 49% higher than 1994 because of the inclusion of IDD, royalties to information providers and product development costs. The growth in expenses, which in part was due to development and introduction costs for the group's new line of products, including Personal Journal and the first stage of The Wall Street Journal Interactive Edition, caused a drop in 1995 operating income for the group.

     Also within the business publishing segment are the company's global television and multimedia initiatives, including European Business News. Expenses for television operations increased $24.2 million in 1995, mainly due to European Business News which was launched on February 27, 1995. The company's television initiatives, including operating losses less the minority partner's share of losses in European Business News, and equity losses from Asia Business News, posted a pretax loss of $38 million in 1995, compared with the loss of $19 million in 1994.

     The number of full-time employees for the business publishing segment at the end of 1995 was up 14.6% from a year earlier, due to staffing for European Business News, expansion of Business Information Services' product line and acquisitions.

                            COMMUNITY NEWSPAPERS

     The community newspapers segment reported a $3.2 million, or 8.8%, decline in operating income to $33 million in 1995. Although revenues advanced $20.7 million, or 8.2%, to $272.9 million, expenses climbed
$23.9 million, or 11.1%. Acquisition of the Salem Evening News contributed to the higher revenue and expense levels. As with print publications, newsprint price hikes had a severe impact in 1995, accounting for roughly half of the $23.9 million rise in expenses. Excluding the effect of newsprint price increases, costs were up 6%. Advertising revenue in 1995 grew $14.0 million, or 7.9%, due to rate increases and a 1.2% linage gain from 1994. Circulation revenue rose $5.7 million, or 8.1%. Average daily circulation for 1995 was 575,600, down slightly from 580,200 in 1994, including Salem Evening News for both years.

     In 1994 operating income of $36.2 million for community newspapers increased $3.6 million, or 11.1%, from 1993, on revenue growth of $7.6 million, or 3.1%. Advertising linage improved 0.2% in 1994 and circulation was flat. Expenses were up $4 million, or 1.9%. Operating income in 1993 rose $0.9 million, or 2.9%.

     In 1995 Ottaway Newspapers combined the operations of Peabody Times and the Beverly Times with the Salem Evening News, all located in Essex County, Massachusetts, creating the leading newspaper on Boston's North Shore.

                               STAFFING COSTS

     At December 31, 1995, the company employed 11,232 full-time employees, up 9.4% from 10,265 at the end of 1994. There were 10,006 employees at year-end 1993. Salaries and wages were 30% of total operating expenses in 1995 compared with 31% in both 1994 and 1993. Salaries and wages increased 12.3% in 1995, following increases of 5.8% and 6.4% in 1994 and 1993, respectively. The greater number of employees and the increase in salaries and wages in 1995 was largely attributable to acquired businesses, expanding television activities and higher staff levels in product development.

                           OTHER INCOME/DEDUCTIONS

     Equity in earnings of associated companies was $14.2 million in 1995, a positive swing of $19.6 million from a loss of $5.4 million in 1994. Equity results were break-even in 1993. Both F.F. Soucy Inc. and Partners and Bear Island Paper Company reported strong earnings in 1995. The company's share of profits from these newsprint mill affiliates reached $26.1 million in 1995, compared with $1.9 million in 1994 and $2.2 million in 1993. The significant improvement in earnings from the newsprint mills mitigated roughly half of the effect that higher newsprint prices had on the company's operating income.

     Also in 1995, the company recognized losses from two start-up joint ventures: Asia Business News, the company's television operation in Asia, which started broadcasting in late 1993; and DJA Partners (Teleres), which is developing a comprehensive commercial real estate on-line service to be launched in the first half of 1996. SmartMoney, a monthly personal business news magazine, and HB-Dow Jones S.A., a Belgian holding company with an investment in a Czech Republic publishing company, contributed to the increase in equity earnings in 1995.

     The downturn in equity results in 1994 from 1993 was caused by start-up costs of Asia Business News and losses from the company's investment in BIZ magazine, which ceased publication with its January 1995 issue.

     Other income in 1995 of $17.6 million included a pretax gain of $13.4 million from the sale of an 80% interest in SportsTicker. In 1994 other, net was a loss of $2.9 million due to foreign exchange losses of $3.8 million. A deduction of $12.8 million in 1993 included the write-downs of minor investments totaling $8.2 million ($5.4 million after taxes) and foreign exchange losses of $5.8 million.

     Interest expense of $18.3 million increased $1.5 million, or 8.8%, with the average debt level rising in 1995 to $275.6 million from $251.1 million in 1994. Interest rates fell modestly in 1995. The higher average debt level was in part due to significant stock repurchases in the latter part of 1994. Interest expense declined 25% in 1994 to $16.9 million due to a drop in both rates and the average debt level.


                                INCOME TAXES

     Income tax expense decreased $17.7 million, or 11.3%, in 1995, partly due to a 4.5% drop in pretax earnings. Additionally, the effective income tax rate declined to 43.3% in 1995, following a drop to 46.6% in 1994 from 48.5% in 1993. The drop in the 1995 effective rate resulted from changes in state tax laws and favorable settlements of certain state and local tax issues. Also, in 1995 the company benefited from additional tax credits due to increased research and development spending and from an Internal Revenue Service regulation that broadened the definition of research and development expenditures. The lower 1994 effective rate, relative to 1993, was partially caused by the lesser impact of stable nondeductible goodwill amortization on higher 1994 pretax earnings.


                                 INVESTMENTS

     During 1995 the company invested a total of $74.2 million mainly for the following business acquisitions: The Salem Evening News, a Massachusetts daily that expands the community newspapers segment's franchise along Boston's North Shore; Charter Financial Publishing Corp., a magazine publisher serving financial professionals; a majority ownership in IDD Enterprises, L.P., a diversified publishing, database, software and consulting company; and additional funding for its joint ventures -- Asia Business News and DJA Partners.

     Also in 1995 the company and ITT Corporation entered into a 50/50 partnership to acquire WNYC-TV from New York City for $207 million in cash. The purchase, subject to approval by the Federal Communications Commission, is expected to be finalized in the first half of 1996. The partners plan to provide a mix of business and sports programming. The company's share of this investment is expected to be funded through commercial paper borrowings.

     Investments totaled $45.7 million in 1994. These investments included a minority interest in United States Satellite Broadcasting Company, Inc.
(USSB), a company providing digital television broadcast via satellite to customers' 18-inch satellite dishes, and VWD-Vereinigte Wirtschaftsdienste GmbH, a German news agency. The company also made additional investments in Asia Business News, Minex Corp. and Bear Island Paper Company.

                             FINANCIAL POSITION

     Cash provided by operations of $369.6 million in 1995 declined
$31.5 million from 1994's $401.1 million but was $33.9 million more than the $335.7 million generated in 1993. In 1995 the decline was chiefly attributable to the $54.3 million drop in operating income. During 1995 the company principally used cash from operations to pay dividends of $89.1 million, invest $74.2 million in new businesses and make capital expenditures of $218.8 million. The year-end cash balance increased
$2.8 million to $13.7 million from the 1994 year-end balance of $10.9 million.

     Long-term debt, including current maturities, at December 31, 1995 was $259.3 million, down $41.6 million from the year-earlier level of $300.9 million. The debt-to-equity ratio at December 31, 1995 dropped to 16.2%, compared with 20.3% at the end of 1994, the lowest ratio since year-end 1986. In 1995 the company issued 5-year notes of $150 million at an annual interest rate of 5.75% and redeemed a portion of its commercial paper debt. The working capital ratio, excluding unearned revenue, was 1.1 to 1 in 1995, up from 1 to 1 in both 1994 and 1993.

     In 1996 the company expects cash provided by operations to be sufficient to meet its normal recurring operating commitments, fund capital expenditures of approximately $200 million and pay dividends of about
$93 million. Capital spending in 1996 will again include the enhancement of the company's electronic information services' distribution systems and networks as well as a news-dissemination network for the business publishing group. Although the company did not repurchase any of its common stock in 1995, the company has authorization from its Board of Directors to acquire approximately 1.6 million shares of its common stock.

     In January 1996 the company raised the quarterly dividend per share 4.3% to 24 cents from 23 cents in 1995, making 1996 the fourth consecutive year in which the dividend has been raised.

                                   OUTLOOK

     The company expects earnings and operating income to grow moderately in 1996, as continued investments are made in information and news content, television, advanced technology to best utilize different means of information delivery, such as the Internet, and development of new products and services at Business Information Services and Dow Jones Telerate. The company's earnings growth, in part, will be dependent on favorable economic conditions both in the United States and overseas, particularly in Europe and Japan. Additionally, the company expects that products introduced in 1995 and to be introduced in 1996 -- Telerate Workstation, four-color capability in the domestic print publications, European Business News, The Wall Street Journal Interactive Edition -- will provide incremental revenue in 1996.

     Financial information services segment revenue in 1996 is expected to increase at a rate similar to the annual rates of growth over the past several years. The 1996 revenue growth is again expected to be driven by overseas operations. Revenue growth in U.S. operations will be constricted until sluggish market conditions in the financial services and banking industries improve. Dow Jones Telerate's digital feeds, Telerate Trading Room Systems and the Telerate Workstation are expected to provide most of the revenue increase.

     Financial information services segment expenses in 1996 are expected to rise in line with the increase posted in 1995 as continued investments are made in new products, existing services are enhanced, and the breadth and depth of information content is strengthened.

     The business publishing segment includes the company's domestic and international Wall Street Journal editions, Barron's magazine, the Business Information Services group, and Dow Jones' television initiatives. Business publishing revenue growth in 1996 is expected from advertising rate increases and from volume gains overseas and at Business Information Services. Advertising rates at The Wall Street Journal and Barron's on average were raised about 5% on January 1, 1996. The overseas editions have raised rates by an average of 8%. Improvement in domestic Journal advertising linage is largely dependent upon the continuing strength of the U.S. economy and specifically, on the activity in the financial markets. Business publishing expenses in 1996 will be affected by newsprint prices which are proposed to be raised again in 1996, although not to the extent of the sharp price hikes in 1995. On average, newsprint expense is expected to be up about 20% in 1996, largely due to the full-year effect of price increases effective in 1995. However, as in 1995, the impact on consolidated net income should be cushioned by additional equity earnings from the newsprint mill affiliates.

     Business Information Services group operating income is expected to improve in 1996 as this group benefits from enhanced content and new product offerings, such as Personal Journal and The Wall Street Journal Interactive Edition. Revenue growth from new services will be partially offset by continued investment in product development at this group.

     The community newspapers segment in 1996 sees revenue gains similar to those posted in recent years. The bulk of the revenue increase will result from higher rates. Expenses will be adversely affected by higher newsprint prices; however, with other expenses under control, the company anticipates increased operating earnings in 1996 for this segment.

     Union contracts including wage scales for about 20% of the company's full-time employees will be renegotiated in 1996. Historically, the company and its major union have agreed to new contracts without work interruptions.

ITEM 8.  Financial Statements and Supplementary Data

                        CONSOLIDATED STATEMENTS OF INCOME
                            Dow Jones & Company, Inc.
              For the years ended December 31, 1995, 1994 and 1993

==============================================================================
(in thousands except per share amounts)           1995        1994        1993
------------------------------------------------------------------------------
REVENUES:
Information services                        $1,092,002  $  976,800  $  861,979
Advertising                                    771,779     724,990     699,009
Circulation and other                          419,980     389,187     370,828
------------------------------------------------------------------------------
    Total revenues                           2,283,761   2,090,977   1,931,816
------------------------------------------------------------------------------
EXPENSES:
News, operations and development               748,945     642,184     580,636
Selling, administrative and general            764,161     681,244     642,772
Newsprint                                      157,047     107,178     106,357
Second class postage and
  carrier delivery                             103,497      96,751      96,926
Depreciation and amortization                  206,070     205,303     188,665
------------------------------------------------------------------------------
    Operating expenses                       1,979,720   1,732,660   1,615,356
------------------------------------------------------------------------------
    Operating income                           304,041     358,317     316,460

OTHER INCOME (DEDUCTIONS):
Investment income                                5,379       4,884       5,060
Interest expense                               (18,345)    (16,858)    (22,555)
Equity in earnings (losses) of
  associated companies (Note 4)                 14,193      (5,434)         72
Other, net (Note 3)                             17,632      (2,884)    (12,797)
------------------------------------------------------------------------------
Income before income taxes and
  minority interests (Note 8)                  322,900     338,025     286,240
Income taxes (Note 8)                          139,878     157,632     138,693
------------------------------------------------------------------------------
Income before minority interests               183,022     180,393     147,547
Minority interests in losses of subsidiaries     6,550         787
------------------------------------------------------------------------------
Income before cumulative effect of
  accounting change                            189,572     181,180     147,547
Cumulative effect of accounting change
  (Note 11)                                                 (3,007)
------------------------------------------------------------------------------
NET INCOME                                  $  189,572  $  178,173  $  147,547
==============================================================================
PER SHARE (Note 13):
Income before cumulative effect of
  accounting change                              $1.96       $1.83       $1.48
Cumulative effect of accounting change                        (.03)
Net income                                        1.96        1.80        1.48
Cash dividends                                     .92         .84         .80
==============================================================================
Weighted average shares outstanding             96,907      99,002      99,773
==============================================================================
The accompanying notes are an integral part of the financial statements

                               CONSOLIDATED BALANCE SHEETS
                                Dow Jones & Company, Inc.
                                December 31, 1995 and 1994

 ===============================================================================
 (dollars in thousands)                                      1995           1994
 -------------------------------------------------------------------------------
 ASSETS:
 Current Assets:
 Cash and cash equivalents                             $   13,667    $    10,888
 Accounts receivable -- trade, net of
  allowance for doubtful accounts of
  $13,402 in 1995 and $14,870 in 1994                     272,601        229,687
 Inventories (Note 5)                                      12,752         10,454
 Deferred income taxes (Note 8)                            18,989         18,604
 Prepaid expenses                                          24,142         18,861
 Other current assets                                      29,104         21,636
 -------------------------------------------------------------------------------
     Total current assets                                 371,255        310,130
 -------------------------------------------------------------------------------

 Investments in Associated Companies, at equity (Note 4)  122,587         90,231

 Other Investments (Notes 6 & 17)                          71,777         72,835

 Plant and Property, at cost:
 Land                                                      26,206         22,675
 Buildings and improvements                               348,396        325,291
 Equipment                                              1,625,831      1,436,857
 Construction in progress                                  49,133         73,946
 -------------------------------------------------------------------------------
                                                        2,049,566      1,858,769
 Less, Accumulated depreciation                         1,359,585      1,216,680
 -------------------------------------------------------------------------------
                                                          689,981        642,089

 Excess of Cost over Net Assets of Businesses
  Acquired, less accumulated amortization of
  $325,306 in 1995 and $283,712 in 1994                 1,308,623      1,304,953


 Deferred Income Taxes (Note 8)                            11,786         10,675


 Other Assets                                              22,691         14,853

 -------------------------------------------------------------------------------
     Total assets                                      $2,598,700     $2,445,766
 ===============================================================================
 The accompanying notes are an integral part of the financial statements.

                               CONSOLIDATED BALANCE SHEETS
                                Dow Jones & Company, Inc.
                                December 31, 1995 and 1994

 ===============================================================================
 (dollars in thousands)                                      1995           1994
 -------------------------------------------------------------------------------
 LIABILITIES:
 Current Liabilities:
 Accounts payable -- trade                             $  104,597     $   89,006
 Accrued wages, salaries and commissions                   61,121         56,331
 Profit sharing and other retirement plan
  contributions payable (Note 10)                          37,483         35,029
 Other payables                                            70,911         57,040
 Income taxes (Note 8)                                     67,940         68,694
 Unearned revenue                                         234,168        219,880
 Current maturities of long-term debt (Note 6)              5,318          5,318
 -------------------------------------------------------------------------------
     Total current liabilities                            581,538        531,298

 Long-Term Debt (Notes 6 & 17)                            253,935        295,552
 Deferred Compensation, principally postretirement
  benefit obligation (Note 11)                            149,522        133,334
 Other Liabilities                                         11,954          3,971
 -------------------------------------------------------------------------------
     Total liabilities                                    996,949        964,155
 -------------------------------------------------------------------------------
 STOCKHOLDERS' EQUITY:
 Common Stock, par value $1 per share; authorized
  135,000,000 shares; issued 80,266,177 shares
  in 1995 and 80,161,777 shares in 1994                    80,266         80,162
 Class B Common Stock, convertible, par value $1
  per share; authorized 25,000,000 shares; issued
  21,914,844 shares in 1995 and 22,019,244 shares
  in 1994                                                  21,915         22,019
 -------------------------------------------------------------------------------
                                                          102,181        102,181
 Additional Paid-in Capital                               134,898        134,017
 Retained Earnings                                      1,504,787      1,404,346
 Cumulative Translation Adjustment                         (5,586)        (6,219)
 -------------------------------------------------------------------------------
                                                        1,736,280      1,634,325
 Less, Treasury Stock at cost, 4,932,141 shares in
  1995 and 5,556,839 shares in 1994                       134,529        152,714
 -------------------------------------------------------------------------------
     Total stockholders' equity                         1,601,751      1,481,611
 -------------------------------------------------------------------------------
     Total liabilities and stockholders' equity        $2,598,700     $2,445,766
 ===============================================================================

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Dow Jones & Company, Inc.
                   For the years ended December 31, 1995, 1994 and 1993

 ======================================================================================
 (in thousands)                                              1995       1994       1993
 --------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
 Net income                                              $189,572   $178,173   $147,547
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation                                             163,051    164,383    147,495
 Amortization of excess of cost over net
  assets of businesses acquired                            43,019     40,920     41,170
 Gain on sale of businesses and investments               (13,557)    (3,097)      (868)
 Gain on disposition of plant and property                 (1,827)    (1,965)      (529)
 Write-down of investments                                             3,582      8,171
 Loss on operating lease                                    8,412
 Minority interests in losses of subsidiaries              (6,550)      (787)
 Cumulative effect of accounting change                                3,007
 Equity in (earnings) losses of associated
  companies, net of distributions                          (4,039)     6,762      4,690
 Changes in assets and liabilities:
   Accounts receivable - trade                            (36,423)   (35,604)   (29,679)
   Unearned revenue                                         7,863     14,376     13,451
   Inventories                                             (2,180)       147       (969)
   Other current assets                                    (8,563)     2,064     (3,211)
   Accounts payable and accrued liabilities                16,168     22,220      1,252
   Income taxes                                               952     12,948      1,429
   Deferred taxes                                          (1,377)   (16,867)    (5,724)
   Deferred compensation                                   15,271      9,387      8,716
 Other, net                                                  (230)     1,443      2,768
 --------------------------------------------------------------------------------------
     Net cash provided by operating activities            369,562    401,092    335,709
 --------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
 Additions to plant and property                         (218,765)  (222,434)  (159,943)
 Disposition of plant and property                         13,451     18,608      7,542
 Businesses and investments acquired, net of
  cash received                                           (74,186)   (45,752)   (24,915)
 Businesses and investments sold, net of cash given        22,066      5,218      4,694
 Return of capital by investees                               770      2,527      1,859
 Proceeds from guaranteed investment contract               5,318      5,318      5,318
 Loans to investees                                        (8,827)    (5,207)      (185)
 --------------------------------------------------------------------------------------
     Net cash used in investing activities               (260,173)  (241,722)  (165,630)
 --------------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
 Cash dividends                                           (89,131)   (83,360)   (79,833)
 Increase in long-term debt                               172,285    231,679     47,278
 Reduction of long-term debt                             (214,544)  (197,318)  (121,188)
 Proceeds from sales under stock purchase plans            17,430     17,001     22,553
 Purchase of treasury stock                                         (118,219)   (48,312)
 Contributions from minority partner                        9,142
 --------------------------------------------------------------------------------------
     Net cash used in financing activities               (104,818)  (150,217)  (179,502)
 --------------------------------------------------------------------------------------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (1,792)    (3,917)    (1,341)
 --------------------------------------------------------------------------------------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           2,779      5,236    (10,764)
 Cash and cash equivalents at beginning of year            10,888      5,652     16,416
 --------------------------------------------------------------------------------------
 Cash and cash equivalents at end of year                $ 13,667   $ 10,888   $  5,652
 ======================================================================================
 The accompanying notes are an integral part of the financial statements.

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        Dow Jones & Company, Inc.
                            For the years ended December 31, 1995, 1994 and 1993

=====================================================================================================================
                                       Class B  Additional              Cumulative       Treasury Stock
(in thousands                 Common    Common     Paid-in    Retained Translation    -------------------
except shares)                 Stock     Stock     Capital    Earnings  Adjustment    Shares       Amount       Total
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992   $79,860   $22,321    $135,151  $1,241,819     $(2,824)(1,577,752)   $(29,760) $1,446,567
Net income - 1993                                              147,547                                        147,547
Dividends, $.80 per share                                      (79,833)                                       (79,833)
Translation adjustment                                                      (2,065)                            (2,065)
Conversion of class B common
 stock into common stock         143      (143)
Sales under stock purchase
 plans                                                 (42)                           849,179      24,079      24,037
Purchase of treasury stock                                                         (1,668,000)    (48,312)    (48,312)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993    80,003    22,178     135,109   1,309,533      (4,889)(2,396,573)    (53,993)  1,487,941
Net income - 1994                                              178,173                                        178,173
Dividends, $.84 per share                                      (83,360)                                       (83,360)
Translation adjustment                                                      (1,330)                            (1,330)
Conversion of class B common
 stock into common stock         159      (159)
Capital changes of investee                            157                                                        157
Sales under stock purchase
 plans                                              (1,249)                           621,734      19,498      18,249
Purchase of treasury stock                                                         (3,782,000)   (118,219)   (118,219)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994    80,162    22,019     134,017   1,404,346      (6,219)(5,556,839)   (152,714)  1,481,611
Net income - 1995                                              189,572                                        189,572
Dividends, $.92 per share                                      (89,131)                                       (89,131)
Translation adjustment                                                         633                                633
Conversion of class B common
 stock into common stock         104      (104)
Capital changes of investee                           (242)                                                      (242)
Sales under stock purchase
 plans (Note 9)                                      1,123                            624,698      18,185      19,308
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995   $80,266   $21,915    $134,898  $1,504,787     $(5,586)(4,932,141)  $(134,529) $1,601,751
=====================================================================================================================
The accompanying notes are an integral part of the financial statements.

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


THE CONSOLIDATED FINANCIAL STATEMENTS include the accounts of the company and its majority-owned subsidiaries. The equity method of accounting is used for companies and other investments in which the company's common stock ownership or partnership equity is at least 20% and not more than 50% (see
Note 4). All significant intercompany transactions are eliminated in consolidation and all earnings or losses of subsidiaries which are attributable to minority owners are removed from consolidated earnings.

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

RESEARCH AND DEVELOPMENT expenditures are charged to expense as incurred. Research and development expenses were $66,710,000 in 1995, $52,522,000 in 1994 and $40,705,000 in 1993.

CASH EQUIVALENTS are highly liquid investments with a maturity of three months or less when purchased.

INVENTORIES are stated at the lower of cost or market. The cost of newsprint, which is the principal component of inventories, is computed by the last-in, first-out (LIFO) method. Remaining inventories include equipment purchased for resale to customers, which is based on specific identification, and other inventories, primarily spare parts to service maintenance contracts which are stated at average cost (see Note 5).

DEFERRED INCOME TAXES are provided for temporary differences in bases between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at tax rates then in effect
(see Note 8).

THE EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED (GOODWILL) is amortized using the straight-line method over various periods, principally forty years. The company evaluates annually whether there has been a permanent impairment in the value of goodwill. Any impairment would be recognized when the sum of expected undiscounted cash flows derived from the acquired business is less than its carrying value. If such an impairment occurred, the amount of the impairment would be based on the fair value of the acquired business as determined by the market value of comparable companies or the present value of expected cash flows.

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

FORWARD EXCHANGE CONTRACTS are entered into to hedge contractual revenue streams from foreign currency exchange rate fluctuations. As such, these nonspeculative forward exchange contracts are not recorded on the company's balance sheets. Also, unrealized gains and losses on these forward exchange contracts are deferred and recognized upon settlement of the related transactions. Accordingly, cash flows resulting from forward exchange contract settlements are classified as cash provided by operations as are the corresponding cash flows from the revenue streams being hedged (see Note
17).

AN ACCOUNTING CHANGE was adopted, effective January 1, 1994, in response to Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of this change in accounting was a charge against 1994 earnings of $3,007,000 (see Note 11).


NOTE 2.  BUSINESS COMBINATIONS


The company purchased the following businesses in the first quarter of 1995:
Salem News Publishing Co., which publishes the Salem (Mass.) Evening News; Charter Financial Publishing Corp., publisher of Investment Advisor and Fee Advisor magazines and the Realty Stock Review newsletter; and a majority interest in IDD Enterprises, L.P., a diversified publishing, database, software and consulting company. In aggregate, the cost of these acquisitions, which were accounted for by the purchase method, was $44,679,000.


NOTE 3.  OTHER, NET


Other, net includes gains/losses from asset sales and foreign currency exchange rate fluctuations, write-downs of investments and other miscellaneous non-operating income and expenses.

In the first quarter of 1995, the company recognized a gain of $13.4 million ($5.8 million after taxes) from the sale of 80% of its interest in SportsTicker, a real-time sports news and information company.

Foreign exchange losses totaled $358,000 in 1995, $3,812,000 in 1994 and $5,808,000 in 1993.

In 1993's fourth quarter, the company recorded a charge of $8.2 million ($5.4 million after taxes) to write down certain of its investments.

NOTE 4.  INVESTMENTS IN ASSOCIATED COMPANIES, AT EQUITY

The operating results of the principal associated companies accounted for by the equity method have been included in the accompanying consolidated financial statements on the following bases:
============================================================================
                                                      % of ownership
----------------------------------------------------------------------------
Bear Island Paper Company, L.P. (Bear Island Paper)          35
Bear Island Timberlands Company, L.P.                        35
F.F. Soucy, Inc. & Partners, L.P. (Soucy)                    40
Asia Business News (Singapore) Pte. Ltd. (1)                 49
DJA Partners (2)                                             50
============================================================================
NOTES:
(1) The company increased its ownership of Asia Business News (Singapore)
    Pte. Ltd. (ABN) in 1995.  At the end of September 1995, the company owned
    49% of ABN, up from 44% in July and 30% at January 1, 1995.  ABN is a business and financial news television company broadcasting in Asia.

(2) DJA Partners is a joint venture between the company and Aegon USA to develop and market the first comprehensive on-line commercial real estate information service.

The company, as a limited partner in the newsprint mill affiliates, Bear Island Paper and Soucy, has signed long-term contracts with both covering a substantial portion of its annual newsprint requirements. Operating expenses of the company include the cost of newsprint supplied by Bear Island Paper and Soucy of $55,375,000 in 1995, $41,828,000 in 1994 and $39,558,000 in
1993.


NOTE 5.  INVENTORIES

Inventories as of December 31 were composed of the following:
============================================================================
(in thousands)                                               1995       1994
----------------------------------------------------------------------------
Newsprint inventory                                       $ 9,776    $ 7,832
Equipment for resale                                        1,346      1,157
Other                                                       1,630      1,465
----------------------------------------------------------------------------
  Total inventories                                       $12,752    $10,454
============================================================================

Newsprint inventory was determined by the last-in, first-out (LIFO) method. If newsprint inventory had been valued by the average cost method, it would have been approximately $12,567,000 and $6,449,000 higher in 1995 and 1994, respectively.

NOTE 6.  LONG-TERM DEBT

Long-term debt at December 31 was as follows:
============================================================================
(in thousands)                                               1995       1994
----------------------------------------------------------------------------
Commercial paper, 5.45% to 5.80% at December 31, 1995    $ 77,606   $263,643
Notes payable, 5.75%, due December 1, 2000                149,738
Note payable, Associated Press, 7.75%                      31,909     37,227
----------------------------------------------------------------------------
                                                          259,253    300,870
Less: current portion                                       5,318      5,318
----------------------------------------------------------------------------
  Total long-term debt                                   $253,935   $295,552
============================================================================

Payments on long-term debt are due as follows: $5,318,000 in each year from 1996 through 1998, $82,925,000 in 1999, $155,056,000 in 2000 and $5,318,000
in 2001.  Interest payments were $16,679,000 in 1995,  $21,989,000  in  1994 and $22,459,000 in 1993.

The company can borrow up to $400 million through November 16, 1999, under a revolving credit agreement with several banks. Borrowings may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, its C/D rate or the federal funds rate. An annual fee of 0.08% is payable on the commitment which the company may terminate or reduce at any time. Prepayment of borrowings may be made without penalty. Although there were no borrowings under the agreement as of December 31, 1995, the company intends to maintain the commitment at least through December 31, 1996. Accordingly, commercial paper was classified as long-term.

The credit agreement contains various restrictive covenants principally relating to net worth, liabilities and cash flows. At December 31, 1995, consolidated net worth exceeded the minimum by $852 million and total consolidated liabilities were $1.8 billion less than the maximum. The company's cash flow, as defined in the agreement, in 1995 far exceeded that required.

In December 1995, the company sold $150 million of 5.75% notes due December 1, 2000. The notes are general unsecured obligations of the company and may not be redeemed prior to maturity.

In 1994 notes of $192 million matured. This debt was refinanced by the issuance of commercial paper, which is supported by the company's revolving credit agreement.

The note payable to the Associated Press is owed by the company in equal annual principal payments of $5,318,000 which commenced in 1991. The company purchased a Guaranteed Investment Contract from an insurance company which is included in Other Investments. The contract provides for payments to the company of interest and principal that match the payments owed the Associated Press.

NOTE 7.  CAPITAL STOCK


Common stock and class B common stock have the same dividend and liquidation rights. Class B common stock has ten votes per share, free convertibility into common stock on a one-for-one basis and can be transferred in class B form only to members of the stockholder's family and certain others affiliated with the stockholder.


NOTE 8.  INCOME TAXES

The  components  of  income  before income taxes, minority interests and the cumulative effect of accounting change were as follows:
============================================================================
(in thousands)                                  1995        1994        1993
----------------------------------------------------------------------------
Domestic                                    $151,697    $202,046    $168,455
Foreign                                      171,203     135,979     117,785
----------------------------------------------------------------------------
                                            $322,900    $338,025    $286,240
============================================================================

The following is a reconciliation of income tax expense to the amount derived by multiplying income before income taxes, minority interests and the cumulative effect of accounting change by the statutory federal income tax rate of 35%.

============================================================================
                                       % of            % of             % of
                                     Income          Income           Income
                                     Before          Before           Before
(in thousands)                  1995  Taxes      1994 Taxes       1993 Taxes
----------------------------------------------------------------------------
Income before taxes
  multiplied by statutory
  federal income tax rate   $113,015   35.0  $118,309  35.0   $100,184  35.0
State and foreign taxes
  net of federal income
  tax benefit                 14,852    4.6    20,110   5.9     21,893   7.6
Amortization of excess of
  cost over net assets of
  businesses acquired         14,434    4.5    14,322   4.2     14,338   5.0
Research and development
  credits                     (6,113)  (1.9)   (1,731) (0.5)    (1,369) (0.5)
Other, net                     3,690    1.1     6,622   2.0      3,647   1.4
----------------------------------------------------------------------------
                            $139,878   43.3  $157,632  46.6   $138,693  48.5
============================================================================

                                   PAGE 35

Income tax expense was as follows:
============================================================================
(in thousands)                   Federal       State     Foreign      Total
----------------------------------------------------------------------------
1995:
Currently payable               $101,756     $19,126     $26,902    $147,784
Deferred                          (3,040)     (3,845)     (1,021)     (7,906)
----------------------------------------------------------------------------
  Total                         $ 98,716     $15,281     $25,881    $139,878
============================================================================

1994:
Currently payable               $124,330     $26,223     $16,441    $166,994
Deferred                          (7,408)      1,911      (3,865)     (9,362)
----------------------------------------------------------------------------
  Total                         $116,922     $28,134     $12,576    $157,632
============================================================================

1993:
Currently payable               $102,588     $24,632     $15,075    $142,295
Deferred                          (9,357)      6,376        (621)     (3,602)
----------------------------------------------------------------------------
  Total                         $ 93,231     $31,008     $14,454    $138,693
============================================================================

The company's combined current and noncurrent deferred taxes at December 31,
1995 and 1994 consisted of the following deferred tax assets and liabilities:
============================================================================
                                        Deferred Tax          Deferred Tax
                                           Assets              Liabilities
(in thousands)                         1995       1994       1995       1994
----------------------------------------------------------------------------
Depreciation                                              $63,019    $54,595
Employee benefit plans, including
  deferred compensation            $ 73,895    $65,375      4,896      4,223
Sales and product allowances          3,180      3,384
Foreign tax credits                  13,123      8,304
Write-down of investments               602      5,615
All other                             9,399      6,771      1,509      1,352
----------------------------------------------------------------------------
Total deferred taxes               $100,199    $89,449    $69,424    $60,170
============================================================================

The company has not established a deferred tax asset with respect to certain foreign operating loss carryforwards which are not expected to be realized.

Income tax payments were $140,303,000 in 1995, $161,551,000 in 1994 and
$142,988,000 in 1993.

NOTE 9.  STOCK PURCHASE, STOCK OPTION AND EXECUTIVE INCENTIVE PLANS

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

The activity in the plan was as follows:
===========================================================================
                                                     Shares Subscribed
                                                 --------------------------
                             Price               1995                  1994
---------------------------------------------------------------------------
Balance, January 1                            145,410               143,524
  Shares subscribed                           231,341               232,238
  Purchases               $26.56 to $31.24   (224,663)             (220,315)
  Terminated or canceled                      (10,233)              (10,037)
---------------------------------------------------------------------------
Balance, December 31                          141,855               145,410
===========================================================================

At December 31, 1995, there were 571,041 shares available for future offerings.

STOCK OPTION PLAN: Under the Dow Jones 1991 Stock Option Plan, options for shares of common stock may be granted to key employees at not less than the fair market value of the common stock on the date of grant. Options granted in 1995 become exercisable in 1996 and all other options granted were exercisable at December 31, 1995. Options expire ten years from the date of grant.

EXECUTIVE INCENTIVE PLAN: The Dow Jones 1992 Long Term Incentive Plan provides for the grant to key executives of stock options and contingent stock rights (collectively, "plan awards"). The plan is administered by the compensation committee of the Board of Directors, the members of which may not participate in the plan.

Options for shares of common stock may be granted at not less than the fair market value of the common stock on the date of grant. In 1992 and thereafter, options were granted at 125% of the fair market value of common stock on the day of grant. An optionee may purchase shares upon exercise of an option or may surrender exercisable options in return for an amount equal to any excess of the market value over the option price on the day the option is surrendered. Payment to the optionee for such stock appreciation rights may be made in common stock, cash or a combination of both. Options granted prior to 1991 became exercisable four years after they were granted. Fifty percent of the options granted in 1991 and thereafter become exercisable in the year following the year of grant; the remaining fifty percent of the options granted become exercisable in the second year following the year of grant. Options expire ten years from the date of grant.

Contingent stock rights entitle the participant to receive future payments in the form of common stock, cash or a combination of both. The compensation ultimately received will depend on the extent to which specific performance criteria are achieved during the four-year performance period, the participant's individual performance and other factors, as determined by the compensation committee. With respect to the 1992 and 1993 grants, compensation received could be less than or equal to that specified in the right, but not greater than 125% of that amount. With respect to the 1994 and 1995 grants, compensation received could be less than or equal to that specified in the right, but cannot exceed the right.

                                   PAGE 38

The activity in the stock option and executive incentive plans was as follows:
=============================================================================
                                    Stock Option         Executive Incentive
                                        Plan                   Plan
                                    ------------       ----------------------
                                       Shares           Shares     Contingent
                      Option            Under            Under          Stock
                      Prices           Option           Option         Rights
-----------------------------------------------------------------------------
Balance, December 31, 1992          3,356,908          784,625        197,400
 Granted        $35.13 and $43.91     518,600           99,300         88,200
 Exercised      $22.17 to $32.88     (608,220)         (51,878)
 Terminated/canceled                 (136,059)          (8,611)        (4,400)
 Surrendered upon exercise
   of stock appreciation
   rights at $30.00 to $35.88         (13,117)         (11,923)
-----------------------------------------------------------------------------
Balance, December 31, 1993          3,118,112          811,513        281,200
 Granted        $30.00 and $37.50     648,100           98,200        135,900
 Exercised      $26.00 to $32.88     (390,058)         (14,072)
 Terminated/canceled                  (91,680)          (2,321)
 Surrendered upon exercise
   of stock appreciation
   rights at $39.38 to $40.88          (4,980)          (7,359)
-----------------------------------------------------------------------------
Balance, December 31, 1994          3,279,494          885,961        417,100
 Granted        $36.25 and $45.31     548,300          103,500        124,100
 Exercised      $26.00 to $35.13     (397,728)         (12,256)        (8,789)
 Terminated/canceled                  (65,574)          (1,146)        (9,511)
 Surrendered upon exercise
   of stock appreciation
   rights at $33.13 to $36.63          (4,460)          (9,924)
-----------------------------------------------------------------------------
Balance, December 31, 1995          3,360,032          966,135        522,900
=============================================================================
Year granted:
 1986             $32.42               67,227           29,550
 1987             $54.25               82,090           23,783
 1988             $32.00              125,655           43,555
 1989             $32.50              183,000           81,637
 1990             $28.13              196,620          134,610
 1991             $26.00              285,470          148,800
 1992        $32.88 and $41.09        470,270           89,700         81,300
 1992        $28.38 and $35.47        397,550          113,500        100,800
 1993        $35.13 and $43.91        451,300           99,300         84,600
 1994        $30.00 and $37.50        552,550           98,200        132,100
 1995        $36.25 and $45.31        548,300          103,500        124,100
-----------------------------------------------------------------------------
                                    3,360,032          966,135        522,900
=============================================================================
Available for future
  grants, December 31, 1995         2,069,000                  464,111
=============================================================================

Compensation expense was $6,218,000 in 1995, $943,000 in 1994 and $2,826,000
in 1993, with respect to both the stock option and executive incentive plans. The increase in 1995 was chiefly the result of the rise in the market price of Dow Jones common stock from $31 per share at December 31, 1994 to $39.88 per share at December 31, 1995.

In the fourth quarter of 1995, Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," was issued. The statement provides the company the option between adopting a fair-value based method of accounting for stock-based compensation or just disclosing the effect on earnings and earnings per share as if the fair-value based method had been applied. The company is planning to adopt the disclosure-only option. Adoption of SFAS 123 is required in 1996.


NOTE 10.  PROFIT SHARING AND PENSION PLANS


The company and certain subsidiaries have profit sharing retirement plans for a majority of employees who meet specified length of service requirements. The annual cost of the plans, which are funded currently, is based upon a percentage of compensation or consolidated net income, as defined, but is limited to the amount deductible for income tax purposes.

Substantially all employees of subsidiaries who are not covered by the above plans are covered by noncontributory defined benefit pension plans. These plans are not material in respect to charges to operations.

Total profit sharing and pension plan expenses amounted to $50,358,000, $46,768,000 and $44,805,000 in 1995, 1994 and 1993, respectively.


NOTE 11.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, AND POSTEMPLOYMENT
          BENEFITS


For a majority of its employees, the company sponsors a defined benefit postretirement medical plan which provides lifetime health care benefits to retirees, who meet specified length of service and age requirements, and their eligible dependents. The plan is unfunded. The company sponsors no additional postretirement benefit plans other than its profit sharing and pension plans (see Note 10).

The following sets forth the plan's status reconciled with amounts reported in the company's consolidated balance sheet at December 31.
===========================================================================
(in thousands)                                             1995        1994
---------------------------------------------------------------------------
Accumulated postretirement benefit obligation (APBO):
  Retirees                                             $ 25,321     $20,665
  Fully eligible active plan participants                15,238      14,558
  Other active plan participants                         61,811      53,957
---------------------------------------------------------------------------
  Total APBO as of December 31                          102,370      89,180
Unrecognized net gain                                       543       1,864
---------------------------------------------------------------------------
Accrued postretirement benefit liability at
 December 31                                           $102,913     $91,044
===========================================================================

Pretax postretirement benefit expense included the following components:
===========================================================================
(in thousands)                                 1995        1994        1993
---------------------------------------------------------------------------
Service cost                                $ 5,417     $ 5,482     $ 4,850
Interest cost                                 7,318       5,944       6,168
---------------------------------------------------------------------------
  Net periodic postretirement benefit cost  $12,735     $11,426     $11,018
===========================================================================

An 11.5% annual rate of increase in the per capita costs of covered health care benefits was assumed for 1996, gradually decreasing to 5% by the year 2008 and remaining at that rate thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, by $16.8 million and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1995 by $2.6 million. A discount rate of 7% was used to determine the accumulated postretirement benefit obligation as of December 31, 1995.

At December 31, 1994, the company's accumulated postretirement benefit obligation was calculated using a discount rate of 8.25% and a health care cost trend rate of 13% for 1995 decreasing to 6% by the year 2008.

Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." Accordingly, the company recorded an after-tax charge of $3,007,000, or three cents per share, as the cumulative effect of accounting change as of the date of adoption. This change in accounting had no material effect on operating expenses.

NOTE 12.  COMMITMENTS AND CONTINGENCIES


Commitments for capital expenditures amounted to $33,626,000 at December 31, 1995.

Noncancelable leases require minimum rental payments through 2011 totaling
$518,354,000.  Payments required for the years 1996 through 2000 are as follows:
============================================================================
(in thousands)        1996       1997      1998        1999       2000
----------------------------------------------------------------------------
                    $79,038    $72,789   $64,143     $52,916    $48,622
============================================================================

These leases are principally for office space and equipment and contain renewal and escalation clauses. Total rental expense amounted to $107,753,000 in 1995, $90,286,000 in 1994 and $83,853,000 in 1993.

Rental expense in 1995 included a charge of $8.4 million, discounted at 6%, for the recognition of a loss on an operating lease, net of expected sublease rental income. The loss stemmed from vacating office space in which the company is obligated to rent until July 2001. The estimated loss was mitigated by expected sublease rentals estimated at $7 million.

The company has the obligation to furnish financial support in the form of capital contributions, loans and loan guarantees up to a total of $10.9 million for certain of its investees. At December 31, 1995, loan guarantees of $10,816,000 with remaining terms of up to seven and one-half years were in effect. The company views it as unlikely that its investees will fail to meet the terms of their obligations.

The company is obligated to purchase the 44.3% interest in IDD Enterprises, L.P. (IDD) that it does not already own upon the exercise of put options by IDD's minority partners. These options are exercisable in installments through the year 2001. The company's purchase obligation is approximately $15.5 million, but can vary based on certain performance criteria.

In August 1995, the company announced it entered into a 50/50 partnership with ITT Corporation and that the partnership had agreed to acquire WNYC-TV from the city of New York for $207 million in cash. The purchase, which is contingent on approval by the Federal Communications Commission, is expected to be finalized in the first half of 1996.

Various libel actions, environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate outcome to the company and its subsidiaries as a result of legal proceedings is adequately covered by insurance, or if not covered, would not have a material effect on the financial position of the company.

NOTE 13.  PER SHARE AMOUNTS


Net income per share has been computed on the basis of the weighted average number of shares outstanding (96,907,000 shares in 1995, 99,002,000 shares in 1994 and 99,773,000 shares in 1993). The assumed exercise of outstanding options under the stock purchase, stock option and executive incentive plans at the December 31, 1995 market price or at the average market price for 1995 would not have a material dilutive effect on earnings per share.


NOTE 14.  RECLASSIFICATIONS


Certain amounts for prior years have been reclassified for comparative purposes.


NOTE 15.  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)


The summary of unaudited 1995 and 1994 quarterly financial data shown on pages 48 and 49 of this report is incorporated herein by reference.

NOTE 16.  BUSINESS SEGMENTS

The company's operations by business segment and geographic area were as follows:

Financial Data by Business Segment
================================================================================================
                            Financial
                          Information         Business     Community
(in thousands)               Services       Publishing    Newspapers    Corporate   Consolidated
------------------------------------------------------------------------------------------------
Revenues
  1995                     $  961,398       $1,049,462      $272,901                  $2,283,761
  1994                        877,392          961,417       252,168                   2,090,977
  1993                        778,881          908,344       244,591                   1,931,816

Operating income
  1995                        197,015           95,509        32,987     $(21,470)       304,041
  1994                        183,135          157,429        36,166      (18,413)       358,317
  1993                        140,994          160,066        32,563      (17,163)       316,460

Identifiable assets (1)
  1995                      1,598,041          587,032       229,515      184,112      2,598,700
  1994                      1,608,538          482,633       198,985      155,610      2,445,766
  1993                      1,611,920          401,739       199,248      136,632      2,349,539

Depreciation and
amortization expense
  1995                        141,226           50,434        14,410                     206,070
  1994                        148,065           43,002        14,236                     205,303
  1993                        133,593           42,090        12,982                     188,665

Capital expenditures
  1995                        113,296           89,054        16,415                     218,765
  1994                        110,443          100,512        11,479                     222,434
  1993                        101,230           45,990        12,723                     159,943

Investments in associated
companies, at equity (2)
  1995                                          80,891
  1994                                          57,366
  1993                                          46,686

Equity in earnings (losses)
of associated companies (2)
  1995                                          19,494
  1994                                          (2,702)
  1993                                           1,784
=================================================================================================

NOTES:
(1) Corporate assets include cash and cash equivalents, investments in associated companies, other investments and related deferred income taxes.
(2) Business publishing -- F.F. Soucy, Inc. & Partners, L.P. and Bear Island Paper Company,
    L.P., operators of newsprint mills located in Quebec, Canada and Richmond, Virginia, respectively, Bear Island Timberlands Co., L.P. and Asia Business News (Singapore) Pte.
    Ltd., a business and financial news television company broadcasting in Asia.

Financial Data by Geographic Area
==============================================================================================
                                      Europe
                         United  Middle East      Asia/        Other
(in thousands)           States       Africa    Pacific      Foreign   Corporate  Consolidated
----------------------------------------------------------------------------------------------
Revenues
  1995               $1,589,181     $383,266   $261,823     $ 49,491                $2,283,761
  1994                1,489,014      329,699    225,143       47,121                 2,090,977
  1993                1,404,492      294,415    192,220       40,689                 1,931,816

Operating income
  1995                  171,641       54,371     96,214        3,285    $(21,470)      304,041
  1994                  234,479       61,031     78,547        2,673     (18,413)      358,317
  1993                  207,435       53,343     70,471        2,374     (17,163)      316,460

Identifiable assets
  1995                1,570,852      468,882    256,547      118,307     184,112     2,598,700
  1994                1,453,132      453,409    258,536      125,079     155,610     2,445,766
  1993                1,379,222      459,768    251,851      122,066     136,632     2,349,539
==============================================================================================

NOTE 17.  FINANCIAL INSTRUMENTS


Forward Exchange Contracts

The company enters into nonspeculative forward exchange contracts to insulate contractual revenue streams from foreign currency exchange rate fluctuations (see Note 1). Risk arises from movements in foreign currency exchange rates and from the possible inability of counterparties to meet the terms of their commitments, which the company views as unlikely. At December 31, 1995, the company had foreign currency forward exchange contracts settling on various dates through January 1997 to sell 6.4 billion Japanese yen.

At December 31, 1995, the fair value of these forward exchange contracts, which are not recorded on the company's consolidated balance sheets, was $62,854,000 against a contracted value of $75,465,000, yielding a deferred gain of $12,611,000. The fair value as of December 31, 1994 of forward exchange contracts then in effect was $66,367,000 against a contracted value of $67,827,000, representing a deferred gain of $1,460,000.

Fair Value of Financial Instruments

The following information presents the fair value of the company's financial instruments which are not carried as such on the company's balance sheets. The fair value of these financial instruments as of December 31, 1995 and 1994, was determined primarily by reference to dealer markets.

============================================================================
(in thousands)                                  Fair Value    Carrying Value
----------------------------------------------------------------------------
1995
Other Investments                                 $ 71,135          $ 71,777
Long-Term Debt                                     256,530           253,935
----------------------------------------------------------------------------
1994
Other Investments                                 $ 71,842          $ 72,835
Long-Term Debt                                     294,886           295,552
============================================================================

Note:  Additionally on February 1, 1996, United States Satellite
Broadcasting Company, Inc. (USSB), a provider of direct satellite television programming, placed an initial public offering of common stock for $27 per share. The company has a 5% interest in USSB which would be valued at $119.1 million based on this offering price compared with the carrying value of $25 million at December 31, 1995.

Concentrations of Credit Risk

Financial instruments which potentially could subject the company to concentrations of credit risk consist largely of trade accounts receivables.

The company sells print and electronic information products worldwide to a wide variety of customers in the financial, business and private investor marketplaces. The concentration of credit risk with respect to trade receivables is slight due to the large number and geographic dispersion of customers which comprise the company's customer base.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

We have audited the accompanying consolidated balance sheets of Dow Jones & Company, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dow Jones & Company, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, the company changed its method of accounting for postemployment benefits effective January 1, 1994.




                                                   COOPERS & LYBRAND L.L.P.


New York, New York
January 23, 1996

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

Management has developed, and in 1995 continued to strengthen, a system of internal accounting and other controls for the company and its wholly owned subsidiaries. Management believes these controls provide reasonable assurance that assets are safeguarded from loss or unauthorized use and that the company's financial records are a reliable basis for preparing the financial statements. Underlying the concept of reasonable assurance is the premise that the cost of control should not exceed the benefit derived. The company's system of internal controls is supported by written policies, a program of internal audits, including a periodic independent review of the Internal Audit Department, and by a program of selecting and training qualified staff.

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

                 QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                          Dow Jones & Company, Inc.
           For the fourth quarters ended December 31, 1995 and 1994

============================================================================
(in thousands except per share amounts)                     1995        1994
----------------------------------------------------------------------------
REVENUES:
Information services                                    $282,704    $260,557
Advertising                                              219,392     206,145
Circulation and other                                    109,994      99,886
----------------------------------------------------------------------------
    Total revenues                                       612,090     566,588
----------------------------------------------------------------------------
EXPENSES:
News, operations and development                         201,437     180,449
Selling, administrative and general                      198,321     171,731
Newsprint                                                 46,522      31,063
Second class postage and carrier delivery                 27,363      25,207
Depreciation and amortization                             47,977      54,445
----------------------------------------------------------------------------
    Operating expenses                                   521,620     462,895
----------------------------------------------------------------------------
    Operating income                                      90,470     103,693

OTHER INCOME (DEDUCTIONS):
Investment income                                          1,558       1,391
Interest expense                                          (4,365)     (4,595)
Equity in earnings of associated companies                 4,637       1,733
Other, net                                                 2,450        (126)
----------------------------------------------------------------------------
Income before income taxes and minority interests         94,750     102,096
Income taxes                                              36,686      44,498
----------------------------------------------------------------------------
Income before minority interests                          58,064      57,598
Minority interests in losses of subsidiaries               1,917         634
----------------------------------------------------------------------------
NET INCOME                                              $ 59,981    $ 58,232
============================================================================
PER SHARE:
Net income                                                  $.62        $.60
----------------------------------------------------------------------------
Cash dividends                                              $.23        $.21
============================================================================
Weighted average shares outstanding                       97,136      97,221
============================================================================

Note: The fourth quarter of 1995 included research and development tax credits of approximately $4.6 million.

                     SUMMARY OF QUARTERLY FINANCIAL DATA
                                 (UNAUDITED)
                          Dow Jones & Company, Inc.

===========================================================================
                                     Quarters Ended
(in thousands except     --------------------------------------
 per share amounts)      March 31   June 30  Sept. 30   Dec. 31        Year
---------------------------------------------------------------------------
1995
Revenues                 $545,358  $577,043  $549,270  $612,090  $2,283,761
Operating income           74,356    83,825    55,390    90,470     304,041
Net income                 46,431    49,318    33,842    59,981     189,572
Net income per share          .48       .51       .35       .62        1.96
---------------------------------------------------------------------------
1994
Revenues                 $499,212  $524,153  $501,024  $566,588  $2,090,977
Operating income           88,750    96,273    69,601   103,693     358,317
Net income                 40,175    46,020    33,746    58,232     178,173
Net income per share          .40       .46       .34       .60        1.80
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


PART III.

ITEM 10.  Directors and Executive Officers of the Registrant.

      The information required by this item with respect to directors of the company is incorporated by reference to the tables, including the footnotes thereto, appearing on pages 8 to 10 of the 1996 Proxy Statement and to the material in footnote 5 on page 6 of the 1996 Proxy Statement. The information required by this item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material on page 20 of the 1996 Proxy Statement under the caption "Compliance with Section 16(a) of The Exchange Act." For the information required by this item relating to executive officers, see Part I, page 13 of this 1995 Form 10-K.

ITEM 11.  Executive Compensation.

      The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the caption "Executive Compensation" on pages 12 to 15 of the 1996 Proxy Statement and to the material appearing on pages 10 and 11 of the 1996 Proxy Statement in the two paragraphs immediately following footnote 7 on page 10.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

      The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing on pages 1 to 6 of the 1996 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Management."


ITEM 13.  Certain Relationships and Related Transactions.

      The information required by this item is incorporated by reference to footnotes 2, 4 and 6 on page 10 of the 1996 Proxy Statement.

PART IV.
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

14 (a) (1)  Financial Statements:

                                                                    Page
                                                                  Reference
                                                                  ---------
Included in Part II, Item 8 of this report:

     Consolidated statements of income for the years
       ended December 31, 1995, 1994 and 1993                         24

     Consolidated balance sheets, December 31, 1995 and 1994         25-26

     Consolidated statements of cash flows for the
       years ended December 31, 1995, 1994 and 1993                  27-28

     Consolidated statements of stockholders' equity for the
       years ended December 31, 1995, 1994 and 1993                   29

     Notes to financial statements                                  30-45

     Report of independent accountants                                46


   (a) (2)  Financial Statement Schedules:

Included in Part IV of this report:

     Report and consent of independent accountants                    56

       II - Valuation and qualifying accounts and reserves            57


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

  Exhibit
  Number                          Document
  -------                         --------

   10.8 Dow Jones 1992 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended March 31, 1992.

   10.9 Dow Jones Credit Agreement dated November 16, 1994 between the Company and Chemical Bank is hereby incorporated by reference to
          Exhibit 10.9 to its Form 10-K for the year ended December 31, 1994.

   11     Computation of Earnings Per Share.

   21     List of Subsidiaries.

   23 Consent of Coopers & Lybrand, independent accountants, is contained on page 56 of this report.

*  27     Financial Data Schedule


* Securities and Exchange Commission and New York Stock Exchange copies only.

(b)     Reports on  Form 8-K

          Form 8-K dated December 5, 1995

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


Dated: March 25, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                         Date
---------                       -----                         ----

Peter R. Kann
--------------------------      Chairman of the Board         March 25, 1996
                                Chief Executive Officer

Kenneth L. Burenga
--------------------------      President                     March 25, 1996
                                Chief Operating Officer

Kevin J. Roche
--------------------------      Vice President/Finance        March 25, 1996
                                Chief Financial Officer

Carl M. Valenti
--------------------------      Director                      March 25, 1996


James H. Ottaway Jr.
--------------------------      Director                      March 25, 1996

Signature                       Title                         Date
---------                       -----                         ----


Richard D. Wood
---------------------------     Director                      March 25, 1996


Irvine O. Hockaday Jr.
---------------------------     Director                      March 25, 1996


Carlos Salinas de Gortari
---------------------------     Director                      March 25, 1996


William C. Cox Jr.
---------------------------     Director                      March 25, 1996


Rand V. Araskog
---------------------------     Director                      March 25, 1996


James Q. Riordan
---------------------------     Director                      March 25, 1996


Warren H. Phillips
---------------------------     Director                      March 25, 1996

      INDEPENDENT ACCOUNTANTS' REPORT ON FINANCIAL STATEMENT SCHEDULES
                           -----------------------

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

Our report on the consolidated financial statements of Dow Jones & Company, Inc. and its Subsidiaries is included on page 46 of this 1995 Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 51 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                            COOPERS & LYBRAND L.L.P.



New York, New York
January 23, 1996




                     CONSENT OF INDEPENDENT ACCOUNTANTS
                           -----------------------

We consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 2-72684, 2-95540, 33-35211, 33-45962, 33-45963, 33-
49311 and 33-55079) of Dow Jones & Company, Inc. of our report dated January 23, 1996 appearing on page 46 of this 1995 Form 10-K. We also consent to the incorporation by reference of our report on the financial statement schedules, which appears above.




                                            COOPERS & LYBRAND L.L.P.



New York, New York
March 25, 1996

                                                                                                             Schedule II
                                                      DOW JONES & COMPANY, INC.
                                                         and its Subsidiaries

                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         for the years ended December 31, 1995, 1994 and 1993

                                                            (in thousands)


                                                             Additions
                                                     ------------------------
                                        Balance at   Charged to     Charged                        Balance
                                        Beginning     Cost and      to Other                       at End
               Description              of Period     Expenses     Accounts(A)  Deductions(B)     of Period
               -----------              ---------    ---------     ----------   ------------      ---------
Year ended December 31, 1995:
  Reserves deducted from assets -
    allowance for doubtful accounts      $14,870       $ 6,176        $3,572       $11,216         $13,402
                                         =======       =======        ======       =======         =======


Year ended December 31, 1994:
  Reserves deducted from assets -
    allowance for doubtful accounts      $14,548       $ 7,169        $2,002       $ 8,849         $14,870
                                         =======       =======        ======       =======         =======

Year ended December 31, 1993:
  Reserves deducted from assets -
    allowance for doubtful accounts      $16,443       $ 5,582        $1,520       $ 8,997         $14,548
                                         =======       =======        ======       =======         =======


Notes:
  (A)  Recoveries of accounts previously written off and reductions of revenue.
  (B)  Accounts written off as uncollectible.