Form 10-Q
period 1996-03-31
DOW JONES & CO INC
filed 1996-05-13
CIK 29924

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996


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

     The number of shares outstanding of each of the issuer's classes of common stock on March 31, 1996: 75,645,210 shares of Common Stock and 21,904,491 shares of Class B Common Stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                           CONDENSED CONSOLIDATED
                            STATEMENTS OF INCOME

                          Dow Jones & Company, Inc.

                                                     Quarters Ended March 31
============================================================================
(in thousands except
per share amounts)                                      1996            1995
- ----------------------------------------------------------------------------
REVENUES:
Information services                                $278,359        $263,047
Advertising                                          193,479         182,121
Circulation and other                                112,996         100,190
- ----------------------------------------------------------------------------
  Total revenues                                     584,834         545,358
- ----------------------------------------------------------------------------
EXPENSES:
News, operations and development                     194,722         172,484
Selling, administrative and general                  195,923         188,109
Newsprint                                             44,904          33,329
Second class postage and carrier delivery             26,626          25,610
Depreciation and amortization                         53,707          51,470
- ----------------------------------------------------------------------------
  Operating expenses                                 515,882         471,002
- ----------------------------------------------------------------------------
  Operating income                                    68,952          74,356

OTHER INCOME (DEDUCTIONS):
Investment income                                      1,087           1,230
Interest expense                                      (3,744)         (4,635)
Equity in earnings of associated companies             1,666           1,408
Other, net                                               253          12,910
- ----------------------------------------------------------------------------
Income before income taxes                            68,214          85,269
Income taxes                                          32,346          40,022
- ----------------------------------------------------------------------------
Income before minority interests                      35,868          45,247
Minority interests in losses of subsidiaries           1,757           1,184
- ----------------------------------------------------------------------------
NET INCOME                                          $ 37,625        $ 46,431
============================================================================
PER SHARE:
Net income                                              $.39            $.48
Cash dividends                                           .24             .23
============================================================================
Weighted average shares outstanding                   97,435          96,672
============================================================================
See notes to condensed consolidated financial statements.

                                   PAGE 3

                           CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                          Dow Jones & Company, Inc.

                                                 Three Months Ended March 31
============================================================================
(in thousands)                                          1996            1995
- ----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                          $ 37,625        $ 46,431
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                         53,707          51,470
Changes in assets and liabilities                     14,386          19,042
Other, net                                             8,574          (6,828)
- ----------------------------------------------------------------------------
  Net cash provided by operating activities          114,292         110,115
- ----------------------------------------------------------------------------
INVESTING ACTIVITIES:
Additions to plant and property                      (49,138)        (48,880)
Businesses and investments acquired, net of
 cash received                                       (18,381)        (50,825)
Disposition of businesses and investments                             20,125
Other, net                                             4,369           2,513
- ----------------------------------------------------------------------------
  Net cash used in investing activities              (63,150)        (77,067)
- ----------------------------------------------------------------------------
FINANCING ACTIVITIES:
Cash dividends                                       (23,385)        (22,229)
Reduction of long-term debt                          (46,843)        (15,463)
Other, net                                            11,041           7,322
- ----------------------------------------------------------------------------
  Net cash used in financing activities              (59,187)        (30,370)
- ----------------------------------------------------------------------------
Effect of exchange rate changes on cash                  258            (160)
- ----------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents      (7,787)          2,518
Cash and cash equivalents at beginning of year        13,667          10,888
- ----------------------------------------------------------------------------
Cash and cash equivalents at March 31               $  5,880        $ 13,406
============================================================================
See notes to condensed consolidated financial statements.

                                   PAGE 4
                           CONDENSED CONSOLIDATED
                               BALANCE SHEETS

                          Dow Jones & Company, Inc.
                                                    March 31     December 31
============================================================================
(in thousands)                                          1996            1995
- ----------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                         $    5,880      $   13,667
Accounts receivable--trade, net                      281,725         272,601
Inventories                                           12,984          12,752
Other current assets                                  76,500          72,235
- ----------------------------------------------------------------------------
  Total current assets                               377,089         371,255
- ----------------------------------------------------------------------------
Investments in associated companies,
 at equity                                           119,651         122,587
Other investments                                    201,070          71,777

Plant and property, at cost                        2,076,659       2,049,566
Less, accumulated depreciation                     1,386,997       1,359,585
- ----------------------------------------------------------------------------
                                                     689,662         689,981
Excess of cost over net assets of
 businesses acquired, less amortization            1,298,707       1,308,623
Deferred income taxes                                                 11,786
Other assets                                          22,499          22,691
- ----------------------------------------------------------------------------
  Total assets                                    $2,708,678      $2,598,700
============================================================================

LIABILITIES:
Accounts payable and accrued liabilities          $  240,342      $  274,112
Income taxes                                          92,140          67,940
Unearned revenue                                     263,394         234,168
Current maturities of long-term debt                   5,318           5,318
- ----------------------------------------------------------------------------
  Total current liabilities                          601,194         581,538
Long-term debt                                       207,104         253,935
Deferred income taxes                                 35,763
Other noncurrent liabilities                         167,341         161,476
- ----------------------------------------------------------------------------
  Total liabilities                                1,011,402         996,949
- ----------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stocks                                        102,181         102,181
Additional paid-in capital                           136,006         134,017
Retained earnings                                  1,519,027       1,504,787
Unrealized gain on investments                        71,189
Cumulative translation adjustment                     (5,366)         (5,586)
- ----------------------------------------------------------------------------
                                                   1,823,037       1,736,280
Less, treasury stock at cost                         125,761         134,529
- ----------------------------------------------------------------------------
  Total stockholders' equity                       1,697,276       1,601,751
- ----------------------------------------------------------------------------
  Total liabilities and stockholders' equity      $2,708,678      $2,598,700
============================================================================
See notes to condensed consolidated financial statements.

                        NOTES TO FINANCIAL STATEMENTS

                          Dow Jones & Company, Inc.


1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of March 31, 1996, and December 31, 1995, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 1996 and 1995. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. The company holds a minority interest in United States Satellite Broadcasting Company, Inc. (USSB), a provider of direct satellite television programming. On placement of an initial public offering by USSB on February 1, 1996, the fair value of the company's investment in USSB became readily determinable as defined in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
The resultant unrealized gain was recorded directly to Stockholders' Equity, net of deferred taxes. As of March 31, 1996, the market value of the company's available-for-sale investments in which the fair value is readily determinable, principally USSB, was $149.8 million yielding a gross unrealized gain of $120 million.

3.  Supplementary cash flow data:

                                                Three Months Ended March 31
===========================================================================
(in thousands)                                         1996            1995
- ---------------------------------------------------------------------------
Interest payments                                    $  440         $ 4,217
Income tax payments                                   8,602          10,996
===========================================================================

4.  Certain 1995 amounts have been reclassified for comparative purposes.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FOR THE FIRST QUARTERS ENDED MARCH 31, 1996 AND 1995

     Net income in the first quarter of 1996 was $37.6 million, or $.39 per share, a decline of $8.8 million, or 19%, from $46.4 million, or $.48 per share, earned in the first quarter of 1995.

     The first quarter of 1995 included a net enhancement of one cent per share consisting of a gain of six cents per share from the sale of 80% of the company's interest in SportsTicker, a sports information service; and a loss of five cents per share on an operating lease. Excluding the effect of these items, first-quarter 1996 net income decreased 17.6%. First-quarter 1996 earnings were adversely affected by significantly higher newsprint prices, increased spending on worldwide television operations, a fall-off in financial information services segment operating income and lower Wall Street Journal advertising linage.

     The 19% decline in net income in the first quarter 1996 is not expected to be indicative of full-year results. As the year continues, comparisons and results should benefit from incremental revenue of products introduced within the past year and new products to be introduced in 1996. Also, the rate of increase in newsprint expense, compared to 1995, is expected to subside as 1996 unfolds due to the significant escalation in newsprint prices during the last nine months of 1995 and a modest decline in prices seen in this year's second quarter.

     First-quarter operating income of $69 million decreased $5.4 million, or 7.3%, from the like 1995 period. All segments of the company reported a downturn in operating income. The operating margin fell to 11.8% from 13.6%. Excluding the pretax loss of $8.4 million on an operating lease in 1995, operating income would have decreased 16.7%.

     Revenues of $584.8 million in the first quarter of 1996 were up $39.5 million, or 7.2%. Revenues in 1996 were balanced roughly 50-50 between print and electronic information. Expenses rose $44.9 million, or 9.5%, to $515.9 million largely due to an increase in excess of 30% in the average price of newsprint and continued investment in new products and expanded content. Newsprint expense, which contributed about a quarter of the rise in expenses this quarter, increased $11.6 million, or 34.7%. The company employed 11,486 full-time employees at March 31, 1996, up 8.1% from 10,625 at March 31, 1995, reflecting higher staffing levels in product development and expanded sales efforts.


SEGMENT DATA

     The company's operations are divided into the following three segments: financial information services, business publishing and community newspapers. Financial information services includes Dow Jones Telerate and Dow Jones' financial news services, such as Dow Jones News Service, the AP-Dow Jones news wires and Federal Filings. This segment serves primarily the worldwide financial services industry - including traders and brokers - with real-time business and financial news, quotes, trading systems and analytical tools. Financial information services comprised about 41% of the company's revenue in the first quarter of 1996.

     Business publishing contains the company's Print Publications as well as its Business Information Services and its Television and Multimedia groups. Business publishing serves companies, business consumers and private investors by providing news and information in a wide variety of print and electronic media. Business publishing accounted for roughly 48% of the company's revenue in the first quarter.

     The community newspapers segment consists of the company's Ottaway Newspapers Inc. subsidiary, which publishes 19 daily newspapers in communities throughout the United States. The community newspapers segment accounted for 11% of the company's first-quarter revenue.

     The following table compares revenues and operating income for these business segments for the 1996 and 1995 quarters ended March 31:

============================================================================
                                                                  % Increase
(in thousands)                                1996         1995    (Decrease)
- ----------------------------------------------------------------------------
Revenues:
Financial information services            $241,752     $233,135          3.7
Business publishing                        278,547      252,733         10.2
Community newspapers                        64,535       59,490          8.5
- ----------------------------------------------------------------------------
Operating Income:
Financial information services            $ 46,111     $ 49,141         (6.2)
Business publishing                         24,334       25,273         (3.7)
Community newspapers                         3,797        4,753        (20.1)
============================================================================

FINANCIAL INFORMATION SERVICES

     Financial information services segment operating income of $46.1 million decreased $3 million, or 6.2%, from the comparable 1995 quarter. First-quarter 1996 operating income benefited from fluctuations in foreign currency exchange rates, primarily in the Asia/Pacific region. Excluding this benefit, first-quarter financial information services segment operating income would have decreased $5.9 million, or 12.1%.

     Financial information services revenue rose $8.6 million, or 3.7%, to $241.8 million. Domestic revenues were up 2.7%, and revenues from foreign operations grew 4.4%, or 1.4% excluding the benefit from changes in foreign currency exchange rates. Worldwide revenue growth was hindered by consolidations in the financial services community. Also, growth overseas was constricted by Japan's struggling banking sector.

     Operating expenses for the financial information services segment of $195.6 million were up $11.6 million, or 6.3%, in the first quarter of 1996. Excluding the effect of foreign currency exchange rate fluctuations, operating expenses would have increased $10.4 million, or 5.6%. At March 31, 1996, the number of full-time employees in this segment was up 13.4% from a year earlier, largely due to expanded sales efforts and additional staffing in product development.

BUSINESS PUBLISHING

     Business publishing segment operating income of $24.3 million for the first three months of 1996 declined $0.9 million, or 3.7%, from 1995's first quarter. Excluding the loss on operating lease in the first quarter of 1995, operating income would have decreased 27.8%.

     Revenues for the business publishing segment of $278.5 million were $25.8 million, or 10.2%, more than the comparable 1995 period. Advertising revenue from Print Publications increased 5.5% despite an advertising linage decline of 2% for The Wall Street Journal. General advertising linage, which comprised about half of total Wall Street Journal linage in the first quarter of 1996, fell 17.1% largely due to reduced advertising by the automotive and personal computer industries. Financial linage, which composed about 38% of total Journal linage, grew 29.9%. Classified and other Journal linage was off 1.9%. Advertising rates for the domestic Journal were raised 5% on average effective January 1, 1996. Barron's national advertising pages rose 19.8%. Advertising revenue for international print publications, including the Asian and European Wall Street Journals and the Far Eastern Economic Review, grew 4.8%.

     Circulation revenue for the business publishing segment was up 8.6% from the like 1995 quarter. Average circulation for The Wall Street Journal in the first quarter 1996 was 1,833,000, up slightly from 1995's first
quarter.   Barron's average circulation was up about 4% to 301,000 and combined circulation for the Asian and European Journals increased about 5% to 114,000. Business Information Services group revenues grew 25.4%, chiefly due to volume gains in the company's News/Retrieval operation and the inclusion of a full-quarter's revenue for IDD Enterprises, L.P. (IDD) in 1996. The company acquired a controlling interest in IDD at the end of February 1995.

     Business publishing operating expenses rose $26.8 million, or 11.8%, in the first quarter. Excluding the $8.4 million loss on an operating lease in 1995, expenses would have increased $35.2 million, or 16.1%. Newsprint expense increased roughly a third due to the steep increase in newsprint prices in the last nine months of 1995. Business Information Services expenses increased 42.9%. Expenses in 1996 included three months of expenses for IDD, versus one month in the like 1995 quarter; as well as increased selling and royalty expenses for News/Retrieval. Expenses for the Television and Multimedia group were up $5.6 million, reflecting three months of operations for European Business News, which began broadcasting on February 27, 1995. Also, expenses included production costs of the company's "Emerging Powers" series which aired on the Public Broadcasting Service in January 1996.

     In the first quarter 1996 the company's television operations, including operating losses less the minority partner's share of losses in European Business News, and equity losses from Asia Business News, posted a pretax loss of $10.6 million compared with a loss of $7.8 million in the comparable 1995 quarter. The number of full-time employees in the business publishing segment increased 6.6% from March 31, 1995 due to the expansion of Television and Business Information Services operations.

COMMUNITY NEWSPAPERS

     First-quarter 1996 operating income at the community newspapers segment of $3.8 million decreased $1 million, or 20.1%, compared with the like 1995 quarter. Community newspapers revenue of $64.5 million increased $5 million, or 8.5%. Advertising revenue rose 7% largely due to rate increases and the inclusion of results for the Salem (Mass.) Evening News which was acquired at the end of 1995's first quarter. Advertising linage was up slightly. Circulation revenue increased 11.4% from the first quarter of 1995, primarily the result of rate increases. Operating expenses in the first quarter of 1996 were up $6 million, or 11%, to $60.7 million. The increase in expenses was chiefly the result of higher newsprint expense and the inclusion of Salem (Mass.) Evening News.


OTHER INCOME/DEDUCTIONS

     Interest expense in 1996's first quarter declined $0.9 million, or 19.2%, from the first quarter of 1995. Long-term debt outstanding, including current maturities, at March 31, 1996, was $212.4 million compared with $285.4 million a year earlier and $259.3 million at year-end 1995.

     Equity in earnings of associated companies increased to $1.7 million compared with earnings of $1.4 million in the year-ago quarter. A favorable increase in earnings from the company's newsprint mill affiliates of $2.9 million was largely offset by the company's share of additional losses from its television operation in Asia, Asia Business News; and its start-up venture to develop a commercial real estate on-line service in the United States, DJA Partners. In the last half of 1995, the company increased its ownership of Asia Business News to just under 50% from roughly 30%.

     Other, net in 1996's first quarter declined $12.7 million. Other income for the first quarter of 1995 included a pretax gain of $13.4 million from the sale of 80% of the company's interest in SportsTicker, a sports information service.


FINANCIAL POSITION

     In the first quarter of 1996, the company recorded an unrealized gain on investments of $71.2 million, net of deferred taxes of $48.8 million, as a separate component of Stockholders' Equity. The recognition of this significant unrealized gain was a result of the February 1, 1996 initial public offering by United States Satellite Broadcasting Company, Inc.
(USSB), which made the fair value of the company's investment in USSB readily determinable as defined in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     The working capital ratio, excluding unearned revenue, was 1.1 to 1 at March 31, 1996 and December 31, 1995. In the first three months of 1996 funds provided by operations were $114.3 million compared with $110.1 million for the comparable 1995 period. During 1996's first quarter, funds provided by operations were used to pay cash dividends of $23.4 million, fund capital expenditures of $49.1 million and invest $18.4 million in new equity ventures. The company also paid down $46.8 million of its long-term debt.

     The company and ITT Corporation's purchase of WNYC-TV for $207 million in cash is still pending Federal Communications Commission approval. The purchase is expected to be finalized by the end of the 1996's second quarter and will be financed through commercial paper borrowings.


PART II.   OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders on April 17, 1996, there were represented in person or by proxy 62,180,683 shares of Common Stock (carrying one vote per share) and 21,082,262 shares of Class B Common Stock (carrying ten votes per share). At the Annual Meeting:

     1) the holders of the Common Stock, voting separately as a class, elected as directors:

                                    FOR          VOTES WITHHELD

     James Q. Riordan            61,455,994             724,689
     Richard D. Wood             61,455,819             724,864

     2) the holders of the Common Stock and the Class B Common Stock, voting together, elected as directors:

                                    FOR          VOTES WITHHELD

     Christopher Bancroft       272,179,594             823,709
     Peter R. Kann              272,185,481             817,822
     Carl M. Valenti            272,186,242             817,061
     Jane C. MacElree           272,180,183             823,120

     3) the holders of the Common Stock and the Class B Common Stock, voting together, failed to approve a stockholder proposal to eliminate pension benefits for outside directors by a vote of 234,849,422 votes against; 26,160,578 votes in favor; 7,766,488 abstentions and 4,226,815 broker non-votes.

     In addition, the following directors continued in office after the meeting: Rand V. Araskog, Kenneth L. Burenga, William C. Cox, Jr., Irvine
O. Hockaday, Jr., Vernon E. Jordan, Jr., David K. P. Li, James H. Ottaway, Jr., Donald E. Petersen, Warren H. Phillips, Martha S. Robes and Carlos Salinas de Gortari.

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



                                              DOW JONES & COMPANY, INC.
                                              -------------------------
                                                    (Registrant)


Date:  May 13, 1996                          By    Thomas G. Hetzel
                                                 ----------------------
                                                     Comptroller
                                              (Chief Accounting Officer)