Form 10-Q
period 1996-06-30
DOW JONES & CO INC
filed 1996-08-08
CIK 29924

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996


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

     The number of shares outstanding of each of the issuer's classes of common stock on June 30, 1996: 75,129,992 shares of Common Stock and 21,893,617 shares of Class B Common Stock.

                                          PAGE 2

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                                   CONDENSED CONSOLIDATED
                                    STATEMENTS OF INCOME

                                  Dow Jones & Company, Inc.

                                                  Quarters Ended          Six Months Ended
                                                         June 30                   June 30
==========================================================================================
(in thousands except
per share amounts)                               1996       1995           1996       1995
- ------------------------------------------------------------------------------------------
REVENUES:
Information services                         $278,199   $273,317     $  556,558 $  536,364
Advertising                                   238,315    198,295        431,794    380,416
Circulation and other                         114,123    105,431        227,119    205,621
- ------------------------------------------------------------------------------------------
  Total revenues                              630,637    577,043      1,215,471  1,122,401
- ------------------------------------------------------------------------------------------
EXPENSES:
News, operations and development              202,712    186,589        397,434    359,073
Selling, administrative and general           208,669    188,300        404,592    376,409
Newsprint                                      45,881     38,944         90,785     72,273
Second class postage and carrier delivery      27,343     25,787         53,969     51,397
Depreciation and amortization                  53,940     53,598        107,647    105,068
- ------------------------------------------------------------------------------------------
  Operating expenses                          538,545    493,218      1,054,427    964,220
- ------------------------------------------------------------------------------------------
  Operating income                             92,092     83,825        161,044    158,181

OTHER INCOME (DEDUCTIONS):
Investment income                               1,012      1,330          2,099      2,560
Interest expense                               (3,733)    (4,717)        (7,477)    (9,352)
Equity in earnings of associated companies      3,094      3,783          4,760      5,191
Other, net                                     (1,413)       452         (1,160)    13,362
- ------------------------------------------------------------------------------------------
Income before income taxes and
 minority interests                            91,052     84,673        159,266    169,942
Income taxes                                   40,847     37,060         73,193     77,082
- ------------------------------------------------------------------------------------------
Income before minority interests               50,205     47,613         86,073     92,860
Minority interests in losses of subsidiaries    1,820      1,705          3,577      2,889
- ------------------------------------------------------------------------------------------
NET INCOME                                   $ 52,025   $ 49,318     $   89,650 $   95,749
==========================================================================================
PER SHARE:
Net income                                       $.54       $.51           $.92       $.99
Cash dividends declared                           .48        .46            .72        .69
==========================================================================================
Weighted average shares outstanding            97,118     96,800         97,238     96,736
==========================================================================================
See notes to condensed consolidated financial statements.

                                   PAGE 3

                           CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                          Dow Jones & Company, Inc.


                                                   Six Months Ended June 30
===========================================================================
(in thousands)                                         1996            1995
- ---------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                         $ 89,650        $ 95,749
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                       107,647         105,068
Changes in assets and liabilities                   (22,444)        (36,222)
Other, net                                            4,056         (11,712)
- ---------------------------------------------------------------------------
  Net cash provided by operating activities         178,909         152,883
- ---------------------------------------------------------------------------
INVESTING ACTIVITIES:
Additions to plant and property                    (101,576)        (99,738)
Businesses and investments acquired,
 net of cash received                               (27,857)        (53,277)
Disposition of businesses and investments                            22,032
Other, net                                            6,599           6,927
- ---------------------------------------------------------------------------
  Net cash used in investing activities            (122,834)       (124,056)
- ---------------------------------------------------------------------------
FINANCING ACTIVITIES:
Cash dividends                                      (46,771)        (44,483)
Increase in long-term debt                           44,707          23,189
Reduction of long-term debt                         (46,843)        (15,463)
Purchase of treasury stock                          (26,699)
Other, net                                           18,280          13,694
- ---------------------------------------------------------------------------
  Net cash used in financing activities             (57,326)        (23,063)
- ---------------------------------------------------------------------------
Effect of exchange rate changes on cash                (238)         (1,064)
- ---------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents     (1,489)          4,700
Cash and cash equivalents at beginning of year       13,667          10,888
- ---------------------------------------------------------------------------
Cash and cash equivalents at June 30               $ 12,178        $ 15,588
===========================================================================
See notes to condensed consolidated financial statements.

                                   PAGE 4

                           CONDENSED CONSOLIDATED
                               BALANCE SHEETS

                          Dow Jones & Company, Inc.
                                                    June 30     December 31
===========================================================================
(in thousands)                                         1996            1995
- ---------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                        $   12,178      $   13,667
Accounts receivable--trade, net                     306,123         272,601
Inventories                                           9,467          12,752
Other current assets                                 71,995          72,235
- ---------------------------------------------------------------------------
  Total current assets                              399,763         371,255
- ---------------------------------------------------------------------------
Investments in associated companies,
 at equity                                          223,580         122,587
Other investments                                   226,619          71,777

Plant and property, at cost                       2,119,085       2,049,566
Less, accumulated depreciation                    1,424,426       1,359,585
- ---------------------------------------------------------------------------
                                                    694,659         689,981
Excess of cost over net assets of
 businesses acquired, less amortization           1,289,423       1,308,623
Deferred income taxes                                                11,786
Other assets                                         22,205          22,691
- ---------------------------------------------------------------------------
  Total assets                                   $2,856,249      $2,598,700
===========================================================================

LIABILITIES:
Accounts payable and accrued liabilities         $  273,248      $  274,112
Income taxes                                         70,146          67,940
Unearned revenue                                    249,055         234,168
Current maturities of long-term debt                  5,318           5,318
- ---------------------------------------------------------------------------
  Total current liabilities                         597,767         581,538
Long-term debt                                      345,723         253,935
Deferred income taxes                                44,164
Other noncurrent liabilities                        172,356         161,476
- ---------------------------------------------------------------------------
  Total liabilities                               1,160,010         996,949
- ---------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stocks                                       102,181         102,181
Additional paid-in capital                          135,081         134,898
Retained earnings                                 1,524,380       1,504,787
Unrealized gain on investments                       85,453
Cumulative translation adjustment                    (5,425)         (5,586)
- ---------------------------------------------------------------------------
                                                  1,841,670       1,736,280
Less, treasury stock, at cost                       145,431         134,529
- ---------------------------------------------------------------------------
  Total stockholders' equity                      1,696,239       1,601,751
- ---------------------------------------------------------------------------
  Total liabilities and stockholders' equity     $2,856,249      $2,598,700
===========================================================================
See notes to condensed consolidated financial statements.

                        NOTES TO FINANCIAL STATEMENTS

                          Dow Jones & Company, Inc.


1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of June 30, 1996, and December 31, 1995, and the consolidated results of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the consolidated cash flows for the six-month periods then ended. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. The company holds a minority interest in United States Satellite Broadcasting Company, Inc. (USSB), a provider of direct satellite television programming. On placement of an initial public offering by USSB on February 1, 1996, the fair value of the company's investment in USSB became readily determinable as defined in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
The resultant unrealized gain, net of deferred taxes, was recorded directly to Stockholders' Equity. As of June 30, 1996, the market value of the company's available-for-sale investments, principally USSB, was $173.8 million yielding a gross unrealized gain of $144 million.

3. On July 1, 1996, the company and ITT Corporation finalized its purchase of WNYC-TV from the city of New York. The company's remaining payment, approximately $94 million, was financed by commercial paper and accordingly the June 30, 1996 liability for the purchase was classified as long-term debt.

4.  Supplementary cash flow data:

                                                   Six Months Ended June 30
===========================================================================
(in thousands)                                         1996            1995
- ---------------------------------------------------------------------------
Interest payments                                   $ 6,953        $ 10,026
Income tax payments                                  70,724         104,593
============================================================================

5. Certain of the 1995 amounts have been reclassified for comparative purposes.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Net income for the second quarter of 1996 was $52 million, or $.54 per share, an increase of 5.5% from the $49.3 million, or $.51 per share, earned in 1995's second quarter. A 51% surge in business publishing segment operating income largely due to increased advertising revenue was partially negated by a fall-off in financial information service segment operating earnings.

     For the first half of 1996, net income of $89.7 million, or $.92 per share, was down $6 million, or 6.4%, from net income of $95.7 million, or $.99 per share, in the like 1995 period. Results in 1995 included a net enhancement of one cent per share consisting of a six cents per share gain on the sale of a subsidiary and a five cents per share loss on an operating lease.

     Second-quarter 1996 operating income grew 9.9%, to $92.1 million from $83.8 million a year earlier. The operating margin, at 14.6%, remained relatively unchanged from 1995's second quarter. Revenues increased $53.6 million, or 9.3%, to $630.6 million. Three-quarters of the gain stemmed from higher advertising revenue, which rose primarily on the strength of an 18.2% advertising linage jump at The Wall Street Journal.

     Operating expenses of $538.5 million increased $45.3 million, or 9.2%, from the second quarter of 1995. Expenses in the second quarter of 1996 reflected increased spending on new product offerings including European Business News, Telerate Workstation, Dow Jones Money Management Alert and Internet products such as The Wall Street Journal Interactive Edition and Barron's Online. Higher newsprint expense and additional spending on content for the company's electronic information services also contributed to the expense increase. Newsprint expense was up $6.9 million, or 17.8%, mostly due to an increase in consumption at the domestic Journal. However, during the second quarter, newsprint prices fell roughly 15% from the first quarter of 1996. The company employed 11,661 full-time employees at June 30, 1996, up 6.3% from 10,973 a year earlier, primarily the result of increased staffing in product development and expanded sales efforts.

     Operating income of $161 million for the first half of 1996 was up slightly from $158.2 million in the comparable 1995 period. Excluding a loss on an operating lease in 1995, operating income would have declined $5.5 million, or 3.3%. Revenues grew $93 million, or 8.3%, to $1.2 billion. Operating expenses increased $90.2 million, or 9.4%, from the first half of 1995, mainly due to continued investment in both new products and product enhancements, expanded content and higher newsprint costs.

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

     Business publishing contains the company's Print Publications as well as its Business Information Services and its Television and Multimedia group. Business publishing serves companies, business consumers and private investors by providing news and information in a wide variety of print and electronic media. The community newspapers segment consists of the company's Ottaway Newspapers Inc. subsidiary, which publishes 19 daily newspapers in communities throughout the United States.

The following table compares revenues and operating income by business segment for the quarters and six months ended June 30, 1996 and 1995:

============================================================================
                                                                  % Increase
(in thousands)                                1996         1995    (Decrease)
- ----------------------------------------------------------------------------
Revenues:
Financial information services            $244,226     $240,199          1.7
Business publishing                        312,553      265,474         17.7
Community newspapers                        73,858       71,370          3.5
- ----------------------------------------------------------------------------
Operating Income:
Financial information services            $ 40,275     $ 48,789        (17.5)
Business publishing                         44,234       29,239         51.3
Community newspapers                        12,924       10,851         19.1
============================================================================

                                                    Six Months Ended June 30
============================================================================
Revenues:
Financial information services            $485,978     $473,334          2.7
Business publishing                        591,100      518,207         14.1
Community newspapers                       138,393      130,860          5.8
- ----------------------------------------------------------------------------
Operating Income:
Financial information services            $ 86,386     $ 97,930        (11.8)
Business publishing                         68,568       54,512         25.8
Community newspapers                        16,721       15,604          7.2
============================================================================

FINANCIAL INFORMATION SERVICES

     Financial information services segment second-quarter operating income of $40.3 million declined $8.5 million, or 17.5%, from the second quarter of 1995. The operating margin fell to 16.5% from 20.3%. Excluding the benefit from fluctuations in foreign currency exchange rates, operating income would have decreased $10.8 million, or 22.2%, from 1995's second quarter. A large portion of the foreign currency exchange benefit stemmed from realized gains on forward foreign currency exchange contracts.

     Financial information services revenue for the quarter edged up $4 million, or 1.7%, to $244.2 million. Domestic revenues declined 0.9%, in part due to consolidations in the financial services industry, cost containment measures by major customers and strong competition. Revenues from foreign operations grew 3.3%, or 3.1% excluding the benefit from changes in foreign currency exchange rates. Exclusive of the foreign exchange benefit, revenue growth in Europe was partially offset by a decline in the Asia/Pacific region which continues to be adversely affected by Japan's struggling banking sector.

     In the second quarter of 1996, financial information services operating expenses of $203.9 million rose $12.5 million, or 6.6%. Removing the effect of foreign exchange rate fluctuations, operating expenses would have increased 7.6%. The rise reflected enhanced news content, product development and heightened sales efforts. At June 30, 1996, the number of full-time employees in this segment was up 12.9% from a year earlier, chiefly due to expanded sales forces and increased staff in product development.

     For the first six months of 1996, financial information services operating income of $86.4 million declined $11.5 million, or 11.8%, from the first half of 1995. Revenues grew $12.6 million, or 2.7%, while expenses rose $24.1 million, or 6.4%. Excluding the effect of foreign currency exchange fluctuations in 1996, operating income would have declined $16.6 million, or 16.9%, with revenues and operating expenses increasing 1.8% and 6.6%, respectively. The slow pace of revenue growth, relative to growth posted in prior years, reflects consolidation in the financial services industry, cost containment measures by major customers and strong competition. These factors are anticipated to continue as the year unfolds.


BUSINESS PUBLISHING

     In the second quarter of 1996, business publishing operating income of $44.2 million grew $15 million, or 51.3%, from the $29.2 million earned in the corresponding 1995 quarter. The operating margin rose to 14.2% from 11% in 1995. Revenues of $312.6 million advanced $47.1 million, or 17.7%, while operating expenses increased $32.1 million, or 13.6%.

     For the quarter, advertising revenue from the Print Publications group advanced 25.6% as a result of an 18.2% linage gain at The Wall Street Journal. General advertising linage, comprising about 55% of total Journal linage, grew 7.5%. Financial advertising linage, which composed about 35% of Journal linage, rose 47.3% primarily due to increased advertising by investment and trading firms and a rise in security offerings. Classified and other Journal linage was up 5%. Barron's national advertising pages rose 25.9%. Advertising revenue for international print publications, which include the Asian and European Journals and the Far Eastern Economic Review, grew 18.1%. Circulation revenue for the business publishing segment advanced 6.6%.

     Operating expenses for this segment increased $32.1 million, or 13.6%, in the second quarter of 1996. Print Publications expenses increased 12.4% in part due to higher newsprint costs and additional selling expenses. Business Information Services group expenses were up 16.3% as a result of development and marketing spending on The Wall Street Journal Interactive Edition and Barron's Online and expanded content for Dow Jones News/ Retrieval. Expenses for the Television and Multimedia group rose $2.8 million chiefly due to higher selling expenses for European Business News.

     Business publishing operating income for the first six months of 1996 advanced $14.1 million, or 25.8%, to $68.6 million. Excluding a loss on an operating lease in 1995, operating income would have been up 9%. Business publishing revenues in the first half of 1996 gained $72.9 million, or 14.1%, to $591.1 million. Advertising revenue for the Print Publications group strengthened 15.7% with Wall Street Journal linage up 8.2%. Barron's national advertising pages increased 23%. Circulation revenue for this segment grew 7.6%. Average circulation for The Wall Street Journal in the first half was 1,819,000, up 1.2% from last year. Average combined circulation for the Asian and European Journals rose roughly 5%, to 117,000. Barron's average circulation grew about 6%, to 300,000.

     Business publishing operating expenses in the first half increased $58.8 million, or 12.7%, to $522.5 million. The increase was attributable to higher newsprint costs and additional spending on new products at Business Information Services and Television. At June 30, 1996, the number of full-time employees in the business publishing segment increased 6.4% from a year earlier, mainly due to additional staffing in product development.

     For the first six months of 1996, the company's television operations, including operating losses, less the noncontrolling partner's share of losses in European Business News, and equity losses from Asia Business News, posted a pretax loss of $21.8 million compared with a loss of $17 million in the first half of 1995.

COMMUNITY NEWSPAPERS

     The community newspapers segment's second-quarter 1996 operating income of $12.9 million increased $2.1 million, or 19.1%, compared with the like 1995 quarter. Community newspapers revenue of $73.9 million grew $2.5 million, or 3.5%. Advertising revenue was up 3.1% due to rate increases, while advertising linage was down 3.2%. Circulation revenue increased 4.9% from the year-ago quarter. Operating expenses in the second quarter were essentially flat with the second quarter last year reflecting efficiencies achieved from consolidating operations in Essex County, Massachusetts last August.

     Community newspapers operating income for the first six months of 1996 grew $1.1 million, or 7.2%, compared with the corresponding 1995 period. Revenues were up $7.5 million, or 5.8%. Operating expenses increased $6.4 million, or 5.6%.

OTHER INCOME / DEDUCTIONS

     Interest expense in the second quarter of 1996 declined $1 million, or 20.9%, from the second quarter of 1995. For the first half of 1996, interest expense dropped $1.9 million, or 20%, from 1995's first half, as a result of a decline in interest rates and a lower average debt level in 1996.

     In the second quarter, equity in earnings of associated companies was $3.1 million versus earnings of $3.8 million a year ago. Increased earnings from SmartMoney magazine were more than offset by additional losses from television operations in Asia and the company's new commercial real estate on-line service, Teleres. In the first six months of 1996, equity earnings were $4.8 million against earnings of $5.2 million for the like period in 1995. Earnings gains by the company's newsprint mill affiliates were negated by losses from Asia Business News and Teleres. In the last half of 1995, the company increased its ownership of Asia Business News to just under 50% from roughly 30%.

     Other, net for the first half of 1996 declined $14.5 million from the comparable period last year. The first half of 1995 included the pretax gain of $13.4 million from the sale of 80% of the company's interest in SportsTicker, a sports information service.

INCOME TAXES

     The effective income tax rate for the second quarter of 1996 increased to 44.9% from 43.8% in the second quarter a year ago. The effective tax rate in 1995 was lower due to the successful settlement of some state and local tax issues. For the first six months of 1996, the effective income tax rate was 46% versus 45.4% in the comparable 1995 period.


FINANCIAL POSITION

     In the first half of 1996, the company recorded an unrealized gain on investments of $85.5 million, net of deferred taxes of $58.5 million, as a separate component of Stockholders' Equity. The recognition of this significant unrealized gain was a result of the February 1, 1996 initial public offering by United States Satellite Broadcasting Company, Inc.
(USSB), which made the fair value of the company's investment in USSB readily determinable as defined in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     The working capital ratio, excluding unearned revenue, was 1.1 to 1 at June 30, 1996 and December 31, 1995. In the first six months of 1996, funds provided by operations of $178.9 million advanced $26 million over the comparable 1995 period reflecting an increase in dividends from the company's newsprint mill affiliates and lower corporate income tax payments. During 1996's first half, funds provided by operations were used to pay cash dividends of $46.8 million, fund capital expenditures of $101.6 million and invest $27.9 million in equity ventures. The company also repurchased 716,000 shares of its common stock for $26.7 million. In June 1996, the company's Board of Directors authorized the repurchase of an additional three million shares of its common stock bringing the total number of shares that are authorized to be purchased to approximately 3.9 million. These additional shares may be acquired as market and other conditions warrant.

     On July 1, 1996 the company and ITT Corporation finalized the purchase of WNYC-TV from the city of New York. The company's share of its remaining obligation amounted to $94 million and was financed by commercial paper. The television station, renamed WBIS+, will provide business and sports programming to the New York metropolitan area.

     On July 18, 1996 the company sold its minority interest in Press-Enterprise Co., a daily newspaper publisher in Riverside, California, to A.H. Belo Corporation. The company will recognize a gain from the sale in 1996's third quarter.

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



                                              DOW JONES & COMPANY, INC.
                                              -------------------------
                                                    (Registrant)



Date:  August 8, 1996                       By     Thomas G. Hetzel
                                                 ----------------------
                                                      Comptroller
                                               (Chief Accounting Officer)