Form 10-Q
period 1996-09-30
DOW JONES & CO INC
filed 1996-11-12
CIK 29924

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


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

     The number of shares outstanding of each of the registrant's classes of common stock on September 30, 1996: 74,949,555 shares of Common Stock and 21,684,039 shares of Class B Common Stock.

                                          PAGE 2
PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                                   CONDENSED CONSOLIDATED
                                    STATEMENTS OF INCOME

                                  Dow Jones & Company, Inc.

                                                  Quarters Ended         Nine Months Ended
                                                    September 30              September 30
==========================================================================================
(in thousands except
per share amounts)                               1996       1995           1996       1995
------------------------------------------------------------------------------------------
REVENUES:
Information services                         $276,822   $272,934     $  833,380 $  809,298
Advertising                                   202,900    171,971        634,694    552,387
Circulation and other                         115,149    104,365        342,268    309,986
------------------------------------------------------------------------------------------
  Total revenues                              594,871    549,270      1,810,342  1,671,671
------------------------------------------------------------------------------------------
EXPENSES:
News, operations and development              205,879    188,435        603,313    547,508
Selling, administrative and general           208,706    189,431        613,298    565,840
Newsprint                                      36,573     38,252        127,358    110,525
Second class postage and carrier delivery      26,746     24,737         80,715     76,134
Depreciation and amortization                  54,695     53,025        162,342    158,093
------------------------------------------------------------------------------------------
  Operating expenses                          532,599    493,880      1,587,026  1,458,100
------------------------------------------------------------------------------------------
  Operating income                             62,272     55,390        223,316    213,571

OTHER INCOME (DEDUCTIONS):
Investment income                                 976      1,261          3,075      3,821
Interest expense                               (5,206)    (4,628)       (12,683)   (13,980)
Equity in (losses) earnings of
 associated companies                          (3,310)     4,365          1,450      9,556
Other, net                                     14,966      1,820         13,806     15,182
------------------------------------------------------------------------------------------
Income before income taxes and
 minority interests                            69,698     58,208        228,964    228,150
Income taxes                                   30,536     26,110        103,729    103,192
------------------------------------------------------------------------------------------
Income before minority interests               39,162     32,098        125,235    124,958
Minority interests in losses of subsidiaries    1,514      1,744          5,091      4,633
------------------------------------------------------------------------------------------
NET INCOME                                   $ 40,676   $ 33,842     $  130,326 $  129,591
==========================================================================================
PER SHARE:
Net income                                       $.42       $.35          $1.34      $1.34
Cash dividends declared                                                     .72        .69
==========================================================================================
Weighted average shares outstanding            96,725     97,021         97,054     96,831
==========================================================================================
See notes to condensed consolidated financial statements.

                           CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                          Dow Jones & Company, Inc.

                                             Nine Months Ended September 30
===========================================================================
(in thousands)                                         1996            1995
---------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                         $130,326       $ 129,591
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                       162,342         158,093
Changes in assets and liabilities                    (1,635)        (12,823)
Other, net                                           (4,734)        (13,326)
---------------------------------------------------------------------------
  Net cash provided by operating activities         286,299         261,535
---------------------------------------------------------------------------
INVESTING ACTIVITIES:
Additions to plant and property                    (168,482)       (158,423)
Businesses and investments acquired,
 net of cash received                              (134,154)        (70,112)
Disposition of businesses and investments            23,855          22,049
Other, net                                           10,894           3,406
---------------------------------------------------------------------------
  Net cash used in investing activities            (267,887)       (203,080)
---------------------------------------------------------------------------
FINANCING ACTIVITIES:
Cash dividends                                      (69,970)        (66,803)
Increase in long-term debt                          137,608          23,189
Reduction of long-term debt                         (65,811)        (39,838)
Purchase of treasury stock                          (48,186)
Other, net                                           26,012          19,641
---------------------------------------------------------------------------
  Net cash used in financing activities             (20,347)        (63,811)
---------------------------------------------------------------------------
Effect of exchange rate changes on cash                (662)           (777)
---------------------------------------------------------------------------
Decrease in cash and cash equivalents                (2,597)         (6,133)
Cash and cash equivalents at beginning of year       13,667          10,888
---------------------------------------------------------------------------
Cash and cash equivalents at September 30          $ 11,070       $   4,755
===========================================================================
See notes to condensed consolidated financial statements.

                           CONDENSED CONSOLIDATED
                               BALANCE SHEETS

                          Dow Jones & Company, Inc.
                                               September 30     December 31
===========================================================================
(in thousands)                                         1996            1995
---------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                        $   11,070      $   13,667
Accounts receivable--trade, net                     285,114         272,601
Inventories                                          12,372          12,752
Other current assets                                 70,782          72,235
---------------------------------------------------------------------------
  Total current assets                              379,338         371,255
---------------------------------------------------------------------------
Investments in associated companies,
 at equity                                          214,987         122,587
Other investments                                   163,203          71,777

Plant and property, at cost                       2,171,516       2,049,566
Less, accumulated depreciation                    1,455,256       1,359,585
---------------------------------------------------------------------------
                                                    716,260         689,981
Excess of cost over net assets of
 businesses acquired, less amortization           1,283,373       1,308,623
Deferred income taxes                                                11,786
Other assets                                         21,200          22,691
---------------------------------------------------------------------------
  Total assets                                   $2,778,361      $2,598,700
===========================================================================

LIABILITIES:
Accounts payable and accrued liabilities         $  277,896      $  274,112
Income taxes                                         52,297          67,940
Unearned revenue                                    239,592         234,168
Current maturities of long-term debt                  5,318           5,318
---------------------------------------------------------------------------
  Total current liabilities                         575,103         581,538
Long-term debt                                      325,767         253,935
Deferred income taxes                                15,170
Other noncurrent liabilities                        179,875         161,476
---------------------------------------------------------------------------
  Total liabilities                               1,095,915         996,949
---------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stocks                                       102,181         102,181
Additional paid-in capital                          134,450         134,898
Retained earnings                                 1,565,143       1,504,787
Unrealized gain on investments                       46,901
Cumulative translation adjustment                    (5,626)         (5,586)
---------------------------------------------------------------------------
                                                  1,843,049       1,736,280
Less, treasury stock, at cost                       160,603         134,529
---------------------------------------------------------------------------
  Total stockholders' equity                      1,682,446       1,601,751
---------------------------------------------------------------------------
  Total liabilities and stockholders' equity     $2,778,361      $2,598,700
===========================================================================
See notes to condensed consolidated financial statements.

                        NOTES TO FINANCIAL STATEMENTS

                          Dow Jones & Company, Inc.


1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of September 30, 1996, and December 31, 1995, and the consolidated results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the consolidated cash flows for the nine-month periods then ended. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. The third quarter of 1996 included a gain of nine cents per share from the sale of the company's minority interest in Press-Enterprise Company, a newspaper publisher in Riverside, California.

3. On July 1, 1996, the company and ITT Corp. finalized the purchase of WNYC-TV from the city of New York for $207 million. The station, renamed WBIS+, will offer business and sports programming to the New York metropolitan area.

4. The company holds a minority interest in United States Satellite Broadcasting Company, Inc. (USSB), a provider of direct satellite television programming. On placement of an initial public offering by USSB on February 1, 1996, the fair value of the company's investment in USSB became readily determinable as defined in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
The resultant unrealized gain, net of deferred taxes, was recorded directly to Stockholders' Equity. As of September 30, 1996, the market value of the company's available-for-sale investments, principally USSB, was $108.9 million yielding a gross unrealized gain of $79 million.

5.  Supplementary cash flow data:

                                             Nine Months Ended September 30
===========================================================================
(in thousands)                                         1996            1995
---------------------------------------------------------------------------
Interest payments                                  $  9,354        $ 13,432
Income tax payments                                 121,908         121,672
===========================================================================

6. Certain of the 1995 amounts have been reclassified for comparative purposes.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Net income for the third quarter of 1996 was $40.7 million, or $.42 per share, an increase of 20.2% from the $33.8 million, or $.35 per share, earned in 1995's third quarter. Included in this year's third quarter was a gain of nine cents per share from the sale of the company's minority interest in Press-Enterprise Company. Excluding this nonrecurring gain, net income would have declined 5.8%, to $31.9 million, or $.33 per share. A downturn in earnings at the financial information services segment, a fall-off in equity income from newsprint mill affiliates and additional losses from television more than offset strong earnings gains from the business publishing and community newspapers segments.

     The company expects earnings for 1996, including the Press-Enterprise gain, to be down slightly compared with the $1.96 a share earned in 1995. The downturns in financial information services segment operating earnings and newsprint mill affiliate equity results coupled with wider television losses are expected to continue at least through 1996's fourth quarter.

     For the first nine months of 1996, net income of $130.3 million, or $1.34 per share, was essentially flat with the $129.6 million, or $1.34 per share, earned in the like period last year. Results in 1995 included a net enhancement of one cent per share consisting of a six-cents-per-share gain on the sale of a subsidiary and a five-cents-per-share loss on an operating lease. Excluding nonrecurring items in both years, net income would have fallen 5.7%.

     Third-quarter 1996 operating income grew 12.4%, to $62.3 million, buoyed by strong advertising revenue gains at The Wall Street Journal and falling newsprint prices. The operating margin rose to 10.5% from 10.1%. Revenues grew $45.6 million, or 8.3%, to $594.9 million with over two-thirds of the rise stemming from higher advertising revenue. Ad revenue benefited from a 17% advertising linage gain at The Wall Street Journal.

     Operating expenses of $532.6 million rose $38.7 million, or 7.8%, from the third quarter of last year. The increase was in part due to expanded news content, additional selling efforts and continued investment in product initiatives. The company employed roughly 11,700 full-time employees at September 30, 1996, up 6.2% from a year earlier, reflecting the expansion of the company's news, sales and development staffs. Newsprint expense fell $1.7 million, or 4.4%, due to a drop in the average price per ton in excess of 10%. Newsprint prices at the beginning of 1996's fourth quarter were roughly 25% lower than prices at the like period last year.

     Operating income of $223.3 million for the first nine months of 1996 was up $9.7 million, or 4.6%. Excluding a loss of $8.4 million on an operating lease in 1995, operating income would have risen 0.6%. Strong gains by the company's print publications were largely offset by a decline in financial information services earnings. Revenues gained $138.7 million, or 8.3%, to $1.8 billion. Operating expenses increased $128.9 million, or 8.8%, to $1.6 billion.

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

The following table compares revenues and operating income by business segment for the quarters and nine months ended September 30, 1996 and 1995:

                                                 Quarters Ended September 30
============================================================================
                                                                  % Increase
(in thousands)                                1996         1995    (Decrease)
----------------------------------------------------------------------------
Revenues:
Financial information services            $240,468     $239,093          0.6
Business publishing                        281,712      241,283         16.8
Community newspapers                        72,691       68,894          5.5
----------------------------------------------------------------------------
Operating Income:
Financial information services            $ 32,551     $ 48,155        (32.4)
Business publishing                         24,258        4,955           -
Community newspapers                        11,390        7,225         57.6
============================================================================

                                              Nine Months Ended September 30
============================================================================
Revenues:
Financial information services            $726,446     $712,427          2.0
Business publishing                        872,812      759,490         14.9
Community newspapers                       211,084      199,754          5.7
----------------------------------------------------------------------------
Operating Income:
Financial information services            $118,937     $146,085        (18.6)
Business publishing                         92,826       59,467         56.1
Community newspapers                        28,111       22,829         23.1
============================================================================

FINANCIAL INFORMATION SERVICES

     Financial information services segment third-quarter operating income of $32.6 million fell $15.6 million, or 32.4%, from 1995's third quarter. The operating margin dropped to 13.5% from 20.1%. Excluding the benefit from fluctuations in foreign currency exchange rates, operating income would have decreased $17.3 million, or 36%, from the third quarter of 1995.

     Third-quarter revenue for this segment edged up $1.4 million, or 0.6%, to $240.5 million. Domestic revenues declined 1.4% while revenues from foreign operations grew 1.8%. Exclusive of the benefit from foreign currency exchange rate fluctuations, revenue earned outside the U.S. was up 1.6%, with revenue growth in Europe partially offset by a decline in the Asia/Pacific region, particularly in Japan. The slow growth of revenue in this segment is in part due to strong competition, cost containment measures by major customers and consolidations in the financial services industry. During 1996 this segment lost market share relative to its primary competitors.

     Operating income at this segment is expected to continue to be adversely affected as expense increases outpace slight revenue gains. The company is in the process of conducting a comprehensive review of this segment's overall strategy and market position. Management's goal is to build on this segment's established strengths, while expanding its products and services in order to increase its market share and revenues.

     In the third quarter, financial information services operating expenses increased $17 million, or 8.9%, to $207.9 million. Excluding the effect of foreign exchange rate fluctuations, operating expenses would have risen 9.6%. The expense increase reflected enhanced news content, product development and heightened sales efforts. At September 30, 1996, the number of full-time employees in this segment was up 12.8% from a year earlier, chiefly due to an expanded sales force and increased staff in product development and news.

     For the first nine months of 1996, financial information services operating income of $118.9 million dropped $27.1 million, or 18.6%, from the like period in 1995. Revenues rose $14 million, or 2%, while expenses increased $41.2 million, or 7.3%. Excluding the effect of foreign currency exchange fluctuations in 1996, operating income would have declined $33.9 million, or 23.2%, with revenues and operating expenses increasing 1.3% and 7.6%, respectively. The expense increase was largely due to expanded operations, heightened sales efforts and higher development costs while revenue growth was held back by the factors mentioned above for the quarter.

BUSINESS PUBLISHING

     In the third quarter, which is traditionally this segment's weakest revenue quarter reflecting the customary slowdown in advertising in the summer months, the business publishing segment's operating income was $24.3 million, almost five times third-quarter earnings a year ago. The operating margin rose to 8.6% from 2.1% in 1995. Revenues of $281.7 million advanced $40.4 million, or 16.8%, while operating expenses increased $21.1 million, or 8.9%.

     For the quarter, advertising revenue for the Print Publications group advanced 22.2% as a result of a 17%, or 15.2% per-issue, linage gain at The Wall Street Journal. General advertising linage, which comprised 54% of total Journal linage, grew 14.3% largely due to a rise in corporate image advertising. Financial advertising linage, which composed about 34% of Journal linage, rose 26.8% primarily due to increased advertising by investment and trading firms and a rise in security offerings. Classified and other Journal linage was up 5.8%. Barron's national advertising pages rose 33%, or 23.5% per issue, with one additional publishing day in this year's quarter. Advertising revenue for international print publications, which include the Asian and European Journals and the Far Eastern Economic Review, climbed 18%. Circulation revenue for the Print Publications group advanced 7.4%. Revenues in the Business Information Services group grew 8.3%.

     Operating expenses for the business publishing segment increased $21.1 million, or 8.9%, in the third quarter of 1996. Print Publications group expenses rose 7.1% partly due to an increase in selling and operations costs. Business Information Services group expenses were up 15.8% primarily as a result of additional spending on Internet products such as The Wall Street Journal Interactive Edition and Barron's Online. Expenses for the Television and Multimedia group rose $2.1 million.

     Business publishing operating income for the first nine months of 1996 advanced $33.4 million, or 56.1%, to $92.8 million. Excluding a loss on an operating lease in 1995, operating income would have risen 36.8%. Business publishing revenues grew $113.3 million, or 14.9%, to $872.8 million. Advertising revenue for the Print Publications group jumped 17.7% with Wall Street Journal linage up 10.8%, or 10.3% per issue. Barron's national advertising pages increased 25.8%, or 22.6% per issue. Circulation revenue for the Print Publications group rose 7.2%. Average circulation for The Wall Street Journal in the first nine months was 1.8 million, up about 1% from last year. Average combined circulation for the Asian and European Journals rose roughly 6%, to 117,000. Barron's average circulation grew about 6%, to 298,000.

     Business publishing operating expenses in the first nine months increased $80 million, or 11.4%, to $780 million. The increase was attributable to higher newsprint costs in the first half of 1996 and additional spending on new product initiatives at Business Information Services and Television. At September 30, 1996, the number of full-time employees in the business publishing segment increased 5.2% from a year earlier, mainly due to additional staffing in product development and news.

     For the first nine months of 1996, the company's television operations, including operating losses, less the noncontrolling partner's share of losses in European Business News, and equity losses from partnerships in Asia and the U.S., posted a pretax loss of $33.4 million compared with a loss of $26 million in 1995.

COMMUNITY NEWSPAPERS

     The community newspapers segment's operating income of $11.4 million increased $4.2 million, or 57.6%, compared with the third quarter of 1995. Community newspapers revenue of $72.7 million grew $3.8 million, or 5.5%. Advertising revenue was up 5.5%, despite a 2.3% decline in advertising linage. Rate increases caused circulation revenue to increase 5.9% from the year-ago quarter. Operating expenses in the third quarter were slightly lower than the corresponding period last year largely due to a 13% drop in newsprint expense.

     Community newspapers operating income for the first nine months of 1996 grew $5.3 million, or 23.1%, compared with the like 1995 period. Revenues were up $11.3 million, or 5.7%. Operating expenses increased $6 million, or 3.4%.

OTHER INCOME / DEDUCTIONS

     Third-quarter interest expense of $5.2 million increased $0.6 million, or 12.5%, from the prior-year quarter due to a higher debt level in 1996. For the first nine months, interest expense was down $1.3 million, or 9.3%, to $12.7 million. Long-term debt outstanding, including current maturities, was $331.1 million at September 30, 1996 compared with $259.3 million at December 31, 1995 and $284.2 million at September 30, 1995. The increased debt level was due to the midyear acquisition of WNYC-TV.

     In the third quarter, the company's share of losses from associated companies was $3.3 million versus earnings of $4.4 million a year ago. The negative swing was due to a fall-off in earnings at the company's newsprint mill affiliates as well as additional losses from partnerships in television and Teleres, a commercial real estate on-line service. In the first nine months of 1996, equity earnings were $1.5 million against earnings of $9.6 million for the like period in 1995. Unfavorable comparisons for Teleres, television and the newsprint mills were the main factors for the decline in equity earnings. The company expects equity results from newsprint mill affiliates to be down sharply from 1995's fourth quarter reflecting lower newsprint prices. Also the company expects the start-up of WBIS+, its new television station which is equally owned with ITT Corp., to negatively impact earnings in the fourth quarter. WBIS+ is scheduled to begin its business and sports programming to the New York metropolitan area in January 1997.

     Other, net for the third quarter of 1996 increased $13.1 million from the comparable period last year. The third quarter of 1996 included a pretax gain of $14.3 million from the sale of the company's minority interest in Press-Enterprise Company, a newspaper publisher in Riverside, California. The first quarter last year benefited from a $13.4 million pretax gain on the sale of 80% of the company's interest in SportsTicker.

INCOME TAXES

     The effective income tax rate for the third quarter of 1996 dipped to 43.8% from 44.9% in the third quarter a year ago. The effective tax rate in 1996 reflected the lesser impact of nondeductible goodwill amortization on higher pretax earnings. The effective income tax rates for the first nine months of 1996 and 1995 were both just over 45%.


FINANCIAL POSITION

     In the first nine months of 1996, the company recorded an unrealized gain on investments of $46.9 million, net of deferred taxes of $32.1 million, as a separate component of Stockholders' Equity. The recognition of this unrealized gain was a result of the February 1, 1996 initial public offering by United States Satellite Broadcasting Company, Inc. (USSB), which made the fair value of the company's investment in USSB readily determinable as defined in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     The working capital ratio, excluding unearned revenue, was 1.1 to 1 at September 30, 1996 and December 31, 1995. In the first nine months of 1996, cash provided by operations was $286.3 million compared with $261.5 million in the comparable 1995 period. In 1996 with cash from operations, the company paid cash dividends of $70 million and funded capital expenditures of $168.5 million. Investments of $134.2 million in equity ventures, principally WNYC-TV, were largely funded by issuing commercial paper. The company also repurchased 1.3 million shares of its common stock for $48.2 million. The company can repurchase an additional 3.3 million shares under current Board authorizations. These additional shares may be acquired as market and other conditions warrant.

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



                                              DOW JONES & COMPANY, INC.
                                              -------------------------
                                                    (Registrant)



Date:  November 12, 1996                      By   Thomas G. Hetzel
                                                 ----------------------
                                                      Comptroller
                                               (Chief Accounting Officer)