Form 10-K
period 1996-12-31
DOW JONES & CO INC
filed 1997-03-28
CIK 29924

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

           (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

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
     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     Aggregate market value of common stock held by non-affiliates of the registrant at January 31, 1997 was approximately $1,881,000,000.

     The number of shares outstanding of each of the registrant's classes of common stock on January 31, 1997: 73,865,645 shares of Common Stock and 21,657,937 shares of Class B Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE
     Definitive Proxy Statement for 1997 Annual Meeting of Stockholders dated March 21, 1997: Part III.

PART I.
ITEM 1.  Business.


     Dow Jones & Company, Inc. (the company) is a global provider of business news and information. Its operations are divided into three industry segments: business publishing, financial information services and general interest community newspapers. Financial information about industry segments and geographic areas is incorporated by reference to Note 16 to the Financial Statements on pages 44 and 45 of this report.

     The company currently has approximately 11,800 full-time employees. About one-quarter of these employees are based outside the United States. The company's principal executive offices are located at 200 Liberty Street, New York, New York, 10281.

Business Publishing
-------------------

     The business publishing segment contains the operations of the company's Print Publications, which include The Wall Street Journal as well as its international editions in Europe and Asia; Dow Jones Interactive Publishing (formerly Business Information Services); and the company's Television operations.

     Dow Jones' flagship publication, the domestic Wall Street Journal, is the country's largest daily newspaper with average circulation for 1996 of 1,807,000. The Wall Street Journal is edited in New York City at the company's executive offices. The Journal's three major regional editions are printed at 17 plants located across the United States. The Wall Street Journal offers advertisers the opportunity to focus their messages on readers served by 17 localized editions and, as of the fourth quarter of 1995, the option of advertising in full color. In 1996 four-color printing capabilities brought in new advertising campaigns to the Journal.

     The Journal expanded its business and economic trend regional coverage to its largest circulation market, California, in 1996. In recent years, select regional content has enriched Journal coverage in the Texas, Florida and the Southeast markets. These Journal editions appear as a four-page weekly section included in copies of The Wall Street Journal distributed in their respective markets each Wednesday. The Journal also provides weekend-oriented coverage every Friday, including Your Money Matters Weekend Report (an expanded personal-finance column), a sports page, a travel page and a residential real estate page. Additionally over the course of a year, the Journal publishes special reports coverage of specific business and consumer topics such as executive compensation, technology and personal finance.

     Production of the paper employs satellite transmission of page images to the outlying plants and other technologies designed to speed the delivery of editorial material to the presses and to reduce the steps taken in the printing process. The Wall Street Journal is delivered in two ways: by second-class postal service and through the company's National Delivery Service, Inc. subsidiary. In 1996 National Delivery Service on average delivered slightly over one million of the Journal's subscription copies each publishing day. This system provides delivery earlier and more reliably than the Postal Service. Approximately 229,000 copies of the Journal are sold each business day at newsstands.

     The Wall Street Journal Europe is headquartered in Brussels and printed in Belgium, Switzerland, England and Germany. It is available on the day of publication in continental Europe, the United Kingdom, the Middle East and North Africa. The newspaper had average circulation in 1996 of 63,000. The Central European Economic Review is distributed as an insert in The Wall Street Journal Europe and also sold separately by subscription. This magazine, which covers political and business developments in the former Soviet bloc, is published monthly. Convergence, which is a quarterly magazine that reports on multimedia industries in Europe, also is delivered as an insert in The Wall Street Journal Europe.

     The Asian Wall Street Journal is headquartered and printed in Hong Kong and is transmitted by satellite to additional printing sites in Singapore, Japan, Thailand and Malaysia. The Asian Wall Street Journal had average circulation of 53,000 in 1996.

     Both the Journal Europe and the Asian Journal draw on the resources of The Wall Street Journal's worldwide news staff. The Asian Journal provides the foundation for the company's Asian Wall Street Journal Weekly Edition, which is published in New York for North American readers with interests in Asia.

     The company began expanding its readership of Wall Street Journal news content by introducing The Wall Street Journal Americas in 1994 to Central and South America. Since then the company has broadened its delivery of Wall Street Journal news content to other parts of the world. These special editions are part of 29 newspapers in 26 countries. They are published in nine different languages and serve a combined circulation in excess of six million.

     Barron's, The Dow Jones Business and Financial Weekly, is a magazine that specializes in reporting and commentary on financial markets. The magazine, which had average circulation of 294,000 in 1996, uses the same facilities employed in the production of the domestic Wall Street Journal. Barron's is edited in New York City and is delivered by second-class postal service and through National Delivery Service. About 130,000 copies are sold at newsstands weekly.

     Other business publications include the Far Eastern Economic Review, Asia's leading English-language newsweekly; the National Business Employment Weekly (NBEW), which contains career-related news features, job-related ads from the Journal's regional editions and NBEW-specific advertising; The Wall Street Journal Classroom Edition, which is published nine times during the school year and is used in more than 3,600 schools nationwide; American Demographics magazine, which contains feature stories analyzing statistics from the United States Census Bureau and private data collectors; and Marketing Tools magazine, a publication that features articles about marketing tactics and techniques.

     In early 1995 the company purchased Charter Financial Publishing Corp. of Shrewsbury, New Jersey. Charter is publisher of Investment Advisor and Asset Management magazines and the Realty Stock Review.

     SmartMoney, The Wall Street Journal Magazine of Personal Business, is published jointly with Hearst Corp. SmartMoney increased its advertising rate base to 650,000 copies effective with its January 1996 issue.

     Dow Jones Interactive Publishing is recognized as one of the nation's leading publishers of electronic business and financial news and information to financial professionals, private investors, corporate executives and managers, as well as to information specialists in corporate libraries.
This business unit serves its customers' needs by delivering its information products and services in a wide range of electronic media, including personal computers, facsimile machines and radio. This group's products include Dow Jones News/Retrieval, DowVision, The Wall Street Journal Interactive Edition and two radio services. Also included in this unit is the operations of IDD Enterprises, L.P, which launched an Internet version of Barron's in 1996.

     Dow Jones News/Retrieval is a vast news library of over 3,600 publications, including the full-text archive of The Wall Street Journal and Dow Jones newswires, that provides information on over 10 million public and private companies. In 1996 a new version of News/Retrieval software with an easy-to-use Windows interface and added functionality was introduced. This new version was well received by customers and industry observers.

     To further expand the breadth and depth of its international news coverage, particularly of emerging markets around the world, Dow Jones with Knight-Ridder Information and Pearson plc's Financial Times Information unit agreed to establish a joint news database in the United Kingdom. This on-line database is expected to add more than two million articles a year from various international publications and will be marketed separately by each company. The service is expected to be available in the second half of 1997.

     Dow Jones Interactive Publishing formed an alliance in 1994 with West Publishing in which West's WESTLAW is the exclusive computer-assisted legal research service to offer integrated access to Dow Jones News/Retrieval.

     DowVision is the only electronic information service that delivers the text of The Wall Street Journal, the New York Times, the Financial Times, the Washington Post and the Los Angeles Times together with the premier Dow Jones newswires directly to corporate desktops. DowVision's extensive profiling enables users in the corporate marketplace to customize the information delivered to meet their needs.

     The Wall Street Journal Interactive Edition was introduced in April 1996 on the Internet's World Wide Web. The Interactive edition offers continuously updated news and market information from The Wall Street Journal's global editions and Dow Jones newswires, supplemental information and access to Dow Jones News/Retrieval's publication library. The Interactive Edition was limited to paying subscribers in the latter part of 1996. At the end of 1996, this edition had roughly 50,000 subscribers. Also, approximately 90 advertisers appeared in the Interactive edition in 1996.

     Dow Jones' radio products include two radio programs -- "The Wall Street Journal Report" on AM stations and "The Dow Jones Report" on FM stations. Together these programs are carried on about 150 stations and reach roughly 80% of the United States.

     Personal Journal, introduced in early 1995 to deliver customized business, market and general news 24 hours a day directly to subscribers' personal computers, was discontinued due to a lack of significant market demand. The customized features of this product were incorporated in The Wall Street Journal Interactive Edition.

     In February 1995, the company acquired a majority interest in IDD Enterprises L.P., a financial publishing, database, software and consulting company. IDD publishes Investment Dealers' Digest and about a dozen other magazines, newsletters and directories. Its software and electronic information products are available to investment banks and financial institutions through a variety of services, including Dow Jones Markets and Dow Jones News/Retrieval. In mid-1996, IDD launched Barron's Online, a Internet version of the weekly business publication. Barron's Online, which is currently free to the more than 100,000 registered subscribers, offers an electronic version of the weekly edition of Barron's as well as supplemental information on over 15,000 common stocks and 6,000 mutual funds from the archives of Barron's.

     Also included in this business segment is the company's television group, which formed European Business News (EBN) in 1994. EBN, which began broadcasting in February 1995, provides 24-hours-a-day coverage of European business, financial and consumer news throughout Europe. EBN is a partnership, 74% owned by Dow Jones and 26% owned by Flextech PLC, of London, an affiliate of Tele-Communications Inc.

     In January 1997, the company discontinued the Dow Jones Investor Network service. The service was a video business-news service delivered to customers' computer terminals that included exclusive interviews with business leaders and coverage of major corporate announcements and events.

Financial Information Services
------------------------------

     The financial information services segment of Dow Jones holds the operations of Dow Jones Markets (formerly Dow Jones Telerate) and the company's financial newswires, such as the Dow Jones News Service, Dow Jones Capital Markets Report, AP-Dow Jones News Service, Federal Filings and the Dow Jones Asian Equities Report. This segment primarily serves the global financial services industry.

     In 1996, Dow Jones Markets experienced a slowdown as revenues flattened and some market share was lost. This unit was adversely affected by strong competitive pressures as well as cost containment measures by major customers and consolidations in the financial services industry. The company plans to revitalize this business with a $650 million investment program over the next three to four years. The company plans on expanding and improving its news, real-time prices, historical data, analytical products and third-party services to become a more competitive vendor in the fixed income, equities, foreign exchange and commodities markets as well as the areas of transactional services and risk management. Additionally the company expects to develop a distribution infrastructure based on standard Internet protocols which is expected to be more flexible than the current page-based system.

     Dow Jones Markets is one of the largest suppliers of real-time market information and related services to financial professionals in over 80 countries around the world. Over two-thirds of Dow Jones Markets' revenues are generated by its foreign operations.

     The current foundation of the service rests on providing prices of U.S. Treasury securities as well as information on foreign exchange, international government bonds, global equities, energy, mortgage-backed securities and a variety of money market instruments. In addition, Dow Jones Markets provides global news coverage of the world's financial markets and an array of services from outside information providers, ranging from informed commentary on U.S. Federal Reserve actions to analysis of the commodities markets. Dow Jones Markets offers the widest coverage available of U.S. Treasury securities and provides value-added analytics in addition to the price information distributed through its long-standing, exclusive agreement with Cantor Fitzgerald Securities Corp. Dow Jones Markets is also the exclusive distributor of real-time foreign exchange and money market prices from M. W. Marshall & Company and Exco International, two of the world's foremost foreign exchange brokers.

     Dow Jones Markets provides products and software to help users analyze its live-market data. The Dow Jones Platform, formerly Trading Room Systems, provides advanced decision-support tools. Designed to serve the needs of large trading rooms, the Dow Jones Platform has networking capabilities which enable customers to link trading rooms worldwide.
Running on powerful desktop workstations using software compatible with Microsoft Windows, the Dow Jones Platform consolidates several information, transaction and analytic services into a single platform at a trader's desk.

     The Dow Jones Workstation, introduced in early 1995, provides the entire breadth of Dow Jones Markets' real-time market data and decision-support products on a single, Windows-based platform. The Dow Jones Workstation can be delivered as a stand-alone product or incorporated into a customized trading room system.

     The Dow Jones Tradestation, which is technical analysis software designed to run on the Workstation, was introduced in January 1996. It offers advanced charting and analytical power combined with access to all Dow Jones Markets news, commentary and price information.

     The Digital Page Feed fills the needs of customers who prefer to receive any or all of Dow Jones Markets' thousands of pages of data in the form of an electronic feed that can be incorporated into their own information systems. The digital feed offers these customers a highly reliable, timely and selective information feed which can be integrated with their internal distribution systems.

     Matrix is a DOS-based product which helps customers to build customized, full-color, market-specific pages using Dow Jones Markets data. Matrix has modules to analyze the fixed income and foreign exchange markets. This product is largely being phased out in favor of the Dow Jones Workstation or a direct digital feed.

     Other Dow Jones Markets products and services include: the Access Service, a software package that provides a link to its information base through public telephone networks; the Dow Jones PowerHub, launched in early 1996 as the first electricity trading system; hand-held quotation devices; Charting, a Windows-based analytical tool available in Europe; and data for mortgage and real estate markets.

     In late 1996, the company and Primark Corp. formed a joint venture to establish a comprehensive new information service. The Primark/Dow Jones Equities service, which will initially be marketed to traders and investors in the United Kingdom and Ireland, will combine Primark's equities information on British companies with Dow Jones' global news and data. The service is expected to be launched in the second half of 1997 and later expanded to France, Germany and other European markets.

     Dow Jones News Service, which was expanded to a 24-hour service in January 1997, is North America's pre-eminent supplier of business and financial news to subscribers at brokerage firms, banks, investment companies and other businesses. Capital Markets Report, which is incorporated into Dow Jones Markets' basic information package, is the company's newswire that covers fixed income and financial futures markets around the world.

     AP-Dow Jones, a news service joint venture with the Associated Press, provides international economic, business and financial news to subscribers in 65 countries. In addition to two broad international newswires, AP-Dow Jones offers specialized wires dedicated to the coverage of European equities, banking and the markets in foreign exchange. AP-Dow Jones also produces the World Equities Report newswire, which serves domestic institutions investing in international markets. State/Local Alert, an AP-Dow Jones service that provides exclusive news about municipal bond markets, was introduced in 1996.

     Dow Jones Markets' Emerging Markets Report provides information on the emerging capital markets of developing countries, with particular emphasis on Latin America, by combining Dow Jones Markets' live market prices with news from Dow Jones and the Associated Press, plus market commentary from Thomson Financial Services.

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


Community Newspapers
--------------------

     Community newspapers published at year-end 1996 by Ottaway Newspapers, Inc., a wholly owned subsidiary, include 19 general interest dailies in Arizona, California, Connecticut, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, New York, Oregon and Pennsylvania. Average circulation of the dailies during 1996 was approximately 574,000; Sunday circulation for 13 newspapers was approximately 528,000. The principal administrative office of Ottaway Newspapers is in Campbell Hall, New York. The primary delivery method for the newspapers is private delivery.

     Ottaway Newspapers purchased the Salem (Mass.) Evening News in March 1995 and in August 1995 combined the operations of this newspaper with the operations of the Peabody Times and the Beverly Times, all in Essex County, Massachusetts, creating the leading newspaper on Boston's North Shore.


Other
-----

     In 1996 the company and ITT Corp. purchased WNYC-TV from the city of New York. The television station, renamed WBIS+, began its mix of business and sports programming to the New York metropolitan area in January 1997. Dow Jones is also a 49% owner of Asia Business News (Singapore) Private, a business and financial news television company broadcasting in Asia. Additionally, the company owns a minority interest in Hubbard Broadcasting Inc.'s U.S. Satellite Broadcasting venture which directly broadcasts television programming by satellite to viewers in the U.S. having 18-inch dish antennas linked to special home receivers.

     Dow Jones also has other investments including DJA Partners, a joint venture with Aegon USA to develop and market a comprehensive on-line commercial real estate information service, Teleres; Mediatex Communications Corp., publisher of Texas Monthly magazine; Nation Publishing Group, a Bangkok, Thailand, publisher of English and Thai-language magazines and newspapers; AmericaEconomia, a Spanish-language business magazine in South America; VWD-Vereinigte Wirtschaftsdienste GmbH, a German news agency specializing in business and economic news and information; Minex Corporation, a minority-owner of Electronic Broking Service, a provider of a foreign exchange trading service; HB-Dow Jones S.A., a part-owner of a publishing company in the Czech Republic; Optimark Technologies, Inc, a developer of a new trading system for stock exchanges; Delta Clearing Corp., an option clearing service; and newsprint mills in the United States and Canada.


Raw Materials
-------------

     The primary raw material used by the company is newsprint. In 1996, approximately 252,000 metric tons were consumed. Newsprint was purchased principally from 14 suppliers. F.F. Soucy, Inc. & Partners, L.P., Riviere du Loup, Quebec, Canada, and Bear Island Paper Company, Richmond, Virginia, furnished 16.2% and 18.4%, respectively, of total newsprint requirements. The company is a limited partner in both ventures and has signed long-term contracts with both for a substantial portion of its annual newsprint requirements. For many years the available sources of newsprint have been adequate to supply the company's needs.


Research and Development
------------------------

     Research and development expenses were $73,974,000 in 1996, $66,710,000 in 1995 and $52,522,000 in 1994.


Competition
-----------

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

     The Interactive Publishing group competes with various business information services, including divisions of Reed Elsevier PLC and Knight-Ridder, Inc. which have greater market share. The Interactive Publishing group also competes with various on-line services offered via the Internet. Information services that were formerly available to only a few research professionals in business are now readily available to many due to the expansion of the Internet's World Wide Web. Competition to meet the growing demand for fast access to business and personal finance information is intense and technologies to disseminate this information are rapidly changing.

     The company believes that Reuters Holdings PLC ("Reuters"), a company headquartered in London, whose shares are publicly traded in the United States and the UK, is its most significant competitor currently providing, on a worldwide basis, financial information display services closely comparable to those furnished by Dow Jones Markets although other companies, primarily Bloomberg L.P., Automated Data Processing Corporation, Telesphere Corporation, ILX Systems, Inc., Bridge Information Services, Inc., McGraw-Hill, Inc. and Quick Corporation of Japan are also in the business of providing financial information displayed on video screens to customers.
The company believes that Reuters has more subscribers and video screens displaying its information than the company on a worldwide basis. The company believes that Bloomberg L.P. is its primary competitor in the fixed income segment of the financial services market, particularly in the United States.

     The company's worldwide television initiatives are in highly competitive markets. The company believes its major direct global competitor is CNBC, which also provides full-length business programming. International satellite networks which specialize in general news also provide business programming. Also, individual television stations, networks and cable channels in each country broadcast programming that competes for advertising and the attention of viewers in their respective markets.

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

     Dow Jones occupies two major leased facilities in New York City, including 400,000 square feet at the World Financial Center, which primarily houses editorial and executive staff, and 89,000 square feet at a separate location for advertising sales staff. The company also leases other business and editorial offices in numerous locations around the world, including 50,000 square feet in two locations in Hong Kong.

     Dow Jones Markets leases approximately 45,000 square feet at two locations in New York City, 375,000 in Jersey City, New Jersey, 140,000 at five locations in London, England, 135,000 at four locations in Toronto, Ontario, 53,000 at three locations in Singapore and 39,000 at five locations in Hong Kong. In addition, Dow Jones Markets leases space around the world for its operations.

     Ottaway Newspapers operates in 26 locations, including a 24,000 square foot administrative headquarters in Campbell Hall, New York. These facilities are located in Sun City, Arizona; Santa Cruz, California; Danbury, Connecticut; Ashland, Kentucky; Beverly, Hyannis, New Bedford, Gloucester, Nantucket, Peabody, Salem and Newburyport, Massachusetts; Traverse City, Michigan; Mankato, Minnesota; Joplin, Missouri; Exeter, New Hampshire; Middletown, Oneonta, Plattsburgh and Port Jervis, New York; Medford, Oregon; and Grove City, Sharon, Stroudsburg and Sunbury, Pennsylvania. Local printing facilities, which include office space, total approximately 1.2 million square feet. All facilities are owned in fee except the office space in Salem, which is leased.

     The company believes that its current facilities are suitable and adequate, well maintained and in good condition. Older facilities have been modernized and expanded to meet present and anticipated needs. It is estimated that between 65% and 80% of the capacity of the company's existing production facilities is being utilized.

ITEM 3.  Legal Proceedings.

     MMAR GROUP, INC. V. DOW JONES & COMPANY, INC. AND LAURA JERESKI is a libel case brought by a defunct bond brokerage firm against the company and one of its reporters in October 1994 in the United States District Court for the Southern District of Texas. The plaintiff alleged that it had gone out of business as a result of an October 1993 article in The Wall Street Journal that sought to describe MMAR's business and its dealings with the Louisana State Employees Retirement System. On March 20, 1997, a federal district court jury in Houston, Texas returned a verdict against the company and Ms. Jereski for $22.7 million in compensatory damages, $200 million in punitive damages against the company and $20,000 in punitive damages against Ms. Jereski. On March 27, 1997, the company and Ms. Jereski filed motions with the trial court seeking judgment in favor of the company as a matter of law and for a new trial. If any portion of the verdict remains subsequent to the court's ruling on these motions, Dow Jones and Ms. Jereski anticipate that they will pursue their right to appeal to the United States Court of Appeals for the Fifth Circuit.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.


Executive Officers of the Registrant
------------------------------------

     Each executive officer is elected annually to serve at the pleasure of the Board of Directors.

     All executive officers named below have been employed by the company for more than five years.

     Peter R. Kann, age 54, Chairman of the Board since July 1991, Chief Executive Officer since January 1991 and Publisher of The Wall Street Journal since January 1989, served as President from July 1989 to July 1991 and Chief Operating Officer from July 1989 to December 1990, Executive Vice President from 1985 to 1989 and Associate Publisher of The Wall Street Journal from 1979 to 1988.

     Kenneth L. Burenga, age 52, President of the company and President of The Wall Street Journal since July 1991, Chief Operating Officer since January 1991 and Chief Executive Officer of Dow Jones Markets since July 1996, served as Executive Vice President from January 1991 to July 1991 and Senior Vice President from 1986 thru 1990, and General Manager from January 1989 thru December 1990, as Chief Financial and Administrative Officer from 1986 to 1988 and Vice President/Circulation of The Wall Street Journal from 1980 to 1986.

     James H. Ottaway Jr., age 59, Senior Vice President since 1986, President of Magazines since February 1988, Chairman of Ottaway Newspapers, Inc. since 1979, served as President of the International Group from February 1988 to January 1995, as Vice President/Community Newspapers from 1980 to 1985 and as President of Ottaway Newspapers, Inc. from 1970 to 1985 and its Chief Executive from 1976 to January 1989.

     Peter G. Skinner, age 52, Senior Vice President since November 1989, General Counsel and Secretary since 1985 and President, Television since January 1995, served as Vice President from 1985 to November 1989.

     Carl M. Valenti, age 58, President and Publisher of Dow Jones Newswires since July 1996 and Senior Vice President of the company since July 1989, President and Publisher of Dow Jones Markets from May 1990 to July 1996, served as Vice President of the company and President/Information Services Group from 1987 to 1990 and as Vice President/Information Services Group from 1980 to 1987.

     Kevin J. Roche, age 62, Vice President/Finance since 1986 and Chief Financial Officer since January 1989, served as Comptroller from 1977 to 1987.

     Thomas G. Hetzel, age 41, Comptroller since October 1993, served as Associate Comptroller from 1992 to 1993 and Assistant Comptroller from 1988 to 1992.

PART II.

ITEM 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

     The company's common stock is listed on the New York Stock Exchange. The class B common stock is not traded. The approximate number of stockholders of record as of January 31, 1997, was 12,500 for common stock and 4,800 for class B common stock. The company paid $.96 per share in dividends in 1996 and $.92 per share in 1995. The dividend payout ratio was 48.9% in 1996 and 47.0% in 1995.

============================================================================
               Market Price 1996                 Market Price 1995
               -----------------                 -----------------
Quarters                         Dividends                         Dividends
Ended             High       Low Paid 1996          High       Low Paid 1995
----------------------------------------------------------------------------
March 31       $41       $38          $.24       $38 1/2   $30 5/8      $.23
June 30         41 7/8    34 3/4       .24        37 7/8    33 1/2       .23
September 30    41 7/8    37           .24        37 7/8    34 1/2       .23
December 31     37 3/4    31 7/8       .24        40 1/8    34 1/8       .23
============================================================================

ITEM 6.  Selected Financial Data.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that affect the comparability of the information reflected in this table.

The following table shows selected financial data for the most recent five years:
============================================================================
(in thousands except
 per share amounts)     1996        1995        1994        1993        1992
----------------------------------------------------------------------------
Revenues          $2,481,592  $2,283,761  $2,090,977  $1,931,816  $1,817,870
Income before
  cumulative effect
  of accounting
  changes           $189,969    $189,572    $181,180    $147,547    $118,391
Net income          $189,969    $189,572    $178,173    $147,547    $107,586
----------------------------------------------------------------------------
Per Share Amounts:
Income before
  cumulative effect
  of accounting
  changes              $1.96       $1.96       $1.83       $1.48       $1.17
Net income             $1.96       $1.96       $1.80       $1.48       $1.06
Dividends              $ .96       $ .92       $ .84       $ .80       $ .76
----------------------------------------------------------------------------
Average shares
  outstanding         96,703      96,907      99,002      99,773     101,150
Total assets      $2,759,631  $2,598,700  $2,445,766  $2,349,539  $2,372,035
Long-term debt,
  incl. current
  portion           $337,618    $259,253    $300,870    $266,391    $340,036
----------------------------------------------------------------------------
Operating income
  as a percent of
  revenues              13.6%       13.3%       17.1%       16.4%       15.4%
Net income as a
  percent of
  revenues               7.7%        8.3%        8.5%        7.6%        5.9%
Net income as a
  percent of stock-
  holders' equity       11.6%       11.8%       12.0%        9.9%        7.4%
============================================================================

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Net income in 1996 of $190 million, or $1.96 per share, was flat compared with 1995 earnings. Included in 1996 was a gain of nine cents per share from the sale of the company's minority position in Press-Enterprise Company. In 1995 net income included a net enhancement of one cent per share consisting of a six-cents-per-share gain on the sale of 80% of SportsTicker and a five-cents-per-share loss on an operating lease. Excluding these nonrecurring items, net income would have declined 4% in 1996. Strong operating earnings gains from Print Publications were offset by a downturn in the financial information services segment, continued investments in television and a drop-off in equity results from newsprint mill partnerships.

     Operating income in 1996 advanced $32.9 million, or 10.8%, to $337 million. The operating margin rose slightly to 13.6% from 13.3% in 1995. Excluding an $8.4 million loss on an operating lease in 1995, operating income would have risen 7.8%. Revenues in 1996 of $2.5 billion rose $197.8 million, or 8.7%, with roughly two-thirds of the increase attributable to higher advertising revenue. The jump in advertising revenue was driven by a 13.9% advertising linage gain at The Wall Street Journal, which represented the largest year-to-year percentage increase in Journal linage in the past quarter century. On a consolidated basis, domestic revenues, which were about 70% of total revenues, grew 10%, while revenues from foreign operations gained 5.5%. Expenses of $2.1 billion increased $164.9 million, or 8.3%, in part due to enhanced news content, additional selling efforts and continued investment in product initiatives at the company's Dow Jones Markets, Interactive Publishing and Television units.

     In 1995 net income of $189.6 million increased $11.4 million, or 6.4%, from 1994. Earnings in 1994 included a $3 million after-tax charge for a change in accounting. Exclusive of nonrecurring items in both 1995 and 1994, net income would have increased $7.6 million, or 4.2%. The increase was largely attributable to lower income tax expense and improved equity earnings from newsprint mill affiliates. Operating income in 1995 declined $54.3 million, or 15.1%, reflecting a drop-off in business publishing segment profits, which were negatively affected by significantly higher newsprint costs and the start-up of European Business News, the company's television operation in Europe.

     Net income in 1994 of $178.2 million, or $1.80 per share, increased $30.7 million, or 20.8%, from 1993. Operating income grew $41.9 million, or 13.2%. The operating margin of 17.1% rose from 1993's 16.4%.


SEGMENT DATA

     A summary of the results of operations for each of the company's principal business segments as well as financial data by geographic area is displayed in Note 16 to the financial statements.

     Dow Jones' business operations are aligned into the following three segments: business publishing, financial information services and community newspapers.

     Business publishing contains the company's Print Publications, and the Dow Jones Interactive Publishing (formerly known as Business Information Services) and Television groups. Business publishing, which serves the corporate business consumer and private investor marketplaces, accounted for almost half of the company's revenues in 1996. This segment's operating margin was 13.1% in 1996 versus 9.1% in 1995 and 16.4% in 1994.

     Financial information services includes Dow Jones Markets (formerly known as Dow Jones Telerate) and Dow Jones' financial newswires, such as the Dow Jones News Service, the AP-Dow Jones newswires and Federal Filings.
This segment primarily serves the worldwide financial services industry -- including traders and brokers -- with real-time business and financial news, quotes, trading systems and analytical tools. Financial information services comprised about 40% of the company's revenues in 1996. This segment's operating margins over the last three years were as follows:
15.9% in 1996, 20.5% in 1995, and 20.9% in 1994.

     The community newspapers segment consists of the company's Ottaway Newspapers, Inc. subsidiary, which publishes 19 daily newspapers as well as various weekly publications in communities throughout the United States.
The community newspapers segment, which contributes about 10% of companywide revenues, achieved operating margins of 15.2% in 1996, 12.1% in 1995, and 14.3% in 1994.


BUSINESS PUBLISHING

     Operating income in 1996 grew $63.9 million, or 66.9%, to $159.4 million, buoyed by double-digit growth in advertising volume at The Wall Street Journal and Barron's. This significant rise in operating profits followed a decline of $61.9 million, or 39.3%, in 1995 and a dip of $2.7 million, or 1.6%, in 1994.

     The sharp decline in 1995 operating income reflected the substantial rise in the price of newsprint, the start-up of the company's television operation in Europe and an $8.4 million loss on an operating lease.

     In 1996 business publishing segment revenues grew $164.9 million, or 15.7%, to just over $1.2 billion, while expenses increased $101 million, or 10.6%, to $1.1 billion.

     Print Publications, the largest component of this segment, had a revenue increase of 15.2% in 1996. Wall Street Journal advertising linage increased 13.9%. Journal ad linage was up 2.2% in 1995 after a 1.2% decline in 1994.

     All three principal Journal advertising categories posted linage gains in 1996. Financial advertising, which represented about one-third of Journal linage, was particularly robust, growing 33.5%. The jump in financial advertising in 1996 stemmed from increased advertising by investment and trading firms and a rise in security offerings. The financial advertising gain in 1996 followed declines of 3.1% and 9.9% in 1995 and 1994, respectively. General linage, which constituted just over half of total Journal linage, rose 6.1% in 1996 compared with increases of 5.1% in 1995 and 3.1% in 1994. General linage includes such categories as travel, computers and corporate image advertising. Classified and other linage rose 2.2% in 1996 after gains of 2.7% in 1995 and 4.8% in 1994.

     Advertising linage for The Asian Wall Street Journal increased 7.6% in 1996. However, linage at The Wall Street Journal Europe dipped 3.8%. Barron's national advertising pages, which are largely dependent on financial advertising, climbed 31.6% in 1996 after a drop of 17.5% in 1995 and a 2.4% gain in 1994. At the Far Eastern Economic Review, advertising pages dropped 4.7% in 1996.

     Average circulation for the domestic Wall Street Journal increased to 1,807,000 in 1996 from 1,796,000 in 1995. Circulation was 1,809,000 in
1994. Circulation for the international editions of The Wall Street Journal continued to grow with Europe and Asia, combined, posting average 1996 circulation of 116,000, up about 5% from a year earlier and up roughly 11% from 1994. Barron's average circulation in 1996 was 294,000, up 5% from 1995.

     Expenses for the Print Publications group rose 8% in 1996, partially due to a rise in costs related to advertising volume including sales incentives, newsprint and delivery charges. Newsprint expense increased 7% in 1996, reflecting a 10% increase in tons consumed. In 1995 Print Publications expenses were up 12.2%, with nearly half of the rise due to a 44% jump, on average, in newsprint prices.

     At Dow Jones Interactive Publishing, the revenue advance of 13.8% was outpaced by a 21.6% rise in expenses. The revenue increase was attributable to volume gains for an enriched Dow Jones News/Retrieval and DowVision, as well as advertising and subscription revenue for The Wall Street Journal Interactive Edition. Delivery over the Internet of the Interactive Journal was limited to paying subscribers in the latter part of 1996. At the end of 1996, this edition had roughly 50,000 subscribers. Also, the Interactive Journal had approximately 90 advertisers in 1996, up from roughly a dozen advertisers in 1995. Expenses for Interactive Publishing rose chiefly due to an increase in content costs, WSJ Interactive operations and spending on expanding delivery of other products and services via the Internet.

     Within the business publishing segment, operating losses from the company's Television group, which is largely comprised of European Business News (EBN), increased $2.5 million in 1996 after a sharp increase in 1995 related to the start-up of EBN.

     Global television initiatives, including equity losses from television ventures in Asia and the U.S., and operations in Europe less the noncontrolling partner's share of losses, posted a pretax loss of $48 million in 1996 versus losses of $38 million in 1995 and $19 million in 1994.

     The number of full-time employees for the business publishing segment at the end of 1996 was up 4.9% from a year earlier, chiefly due to expanded operations at Dow Jones Interactive Publishing and an increase in staffing at the Asian and domestic Journals.

FINANCIAL INFORMATION SERVICES

     Operating income for the financial information services segment fell $41.2 million, or 20.9%, to $155.8 million in 1996. Revenues of $979.7 million increased only $18.3 million, or 1.9%, while expenses of $823.9 million climbed $59.5 million, or 7.8%. Excluding the effect of foreign exchange rate fluctuations, revenues and expenses were up 1.4% and 8.2%, respectively, and operating income declined $48.8 million, or 24.8%.

     Dow Jones Markets, which represented about 85% of this segment's revenues, posted a one percent revenue increase in 1996. Dow Jones' financial newswires, which is the other component of this segment, generated 7% revenue growth in 1996. Segment revenues from foreign operations rose 2.6%, while domestic revenues were up just 0.8%. Modest revenue gains for European operations, achieved from sales of trading room systems, were partially offset by a slight revenue decline in the Asia/Pacific region. Financial information services expenses increased as a result of additional spending on acquiring third-party content, heightened sales efforts and higher costs for trading room systems.

     The slow growth of Dow Jones Markets revenue in 1996 was in part the result of strong competitive pressures as well as cost containment measures by major customers and consolidations in the financial services industry. During 1996, this unit's overall market share decreased moderately relative to its primary competitors. The traditional strengths of Dow Jones Markets have been its real-time U.S. Treasury information and its wide range of third-party value-added services. However, to be more competitive in the worldwide financial services marketplace, the company believes it must provide not only real-time tradeable prices, but also a wider array of historical information and analytics across all market segments. Additionally, information technology managers in the financial services industry prefer to work with a limited number of information providers to service all of their information and trading needs in order to reduce costs. Technical limitations of Dow Jones Markets' current page-based delivery system have hampered the company's ability to respond rapidly to the marketplace's changing needs. However, the company is addressing this business unit's current shortcomings with a revitalization plan which is outlined in the Outlook section of this Management's Discussion and Analysis.

     In 1995 operating income for the financial information services segment increased $13.9 million, or 7.6%, from the $183.1 million earned in 1994. The increase in 1995 followed an operating income gain of $42.1 million, or 30%, in 1994. Revenues in 1995 at this segment grew $84 million, or 9.6%, and expenses increased $70.1 million, or 10.1%. Financial information services revenues in 1995 from foreign operations grew 13.4%, while revenues
from domestic operations advanced 4%.   The rise in expenses was caused
chiefly by increases in the cost of acquiring third-party content, product development and costs of expanded news coverage. Additionally, sales costs rose mainly due to the marketing of the Dow Jones Workstation which was introduced in early 1995.

     The number of full-time employees in the financial information services segment at December 31, 1996 was up 10.1% from a year earlier, as Dow Jones Markets continued the expansion of its worldwide news, sales and product development staffs.

COMMUNITY NEWSPAPERS

     Community newspapers segment profits rose $10.8 million, or 32.7%, to $43.8 million in 1996. Revenues of $287.5 million advanced $14.6 million, or 5.4%, primarily due to rate increases. Advertising revenue grew 5% despite a 1.2% drop in advertising linage, and circulation revenue advanced 6.4%. Average daily circulation was 574,000, down slightly from 576,000 in 1995. Expenses increased just $3.8 million, or 1.6%. The expense increase was tempered by a decline in newsprint prices, strict cost controls and efficiencies achieved from consolidating three operations in Essex County, Massachusetts in the second half of 1995. Newsprint expense for this segment was down roughly 2% in 1996.

     In 1995 operating income of $33 million declined $3.2 million, or 8.8%, from 1994. Revenues grew $20.7 million, or 8.2%; however, expenses climbed $23.9 million, or 11.1%. The acquisition of Salem (Mass.) Evening News in early 1995 contributed to the higher revenue and expense levels. Additionally, newsprint price hikes had a severe impact in 1995, accounting for roughly half of the $23.9 million increase in expenses. Operating income in 1994 rose $3.6 million, or 11.1%.


STAFFING COSTS

     At December 31, 1996, the company employed 11,844 full-time employees, up 5.4% from 11,232 at year-end 1995 and up 15.4% from the 10,265 employees at year-end 1994. Approximately one-quarter of these employees are based outside the United States. Salaries and wages were 31% of total operating expenses in 1996, compared with 30% in 1995 and 31% in 1994. Salaries and wages increased 9.5% in 1996, following increases of 12.3% and 5.8% in 1995 and 1994, respectively. The increase in the number of employees since the end of 1994 was largely due to the launch in 1995 of European Business News, and the expansion of the staffs at Dow Jones Markets and Dow Jones Interactive Publishing.


OTHER INCOME/DEDUCTIONS

     In 1996 the company's share of losses from associated companies was $5.4 million, which was a negative swing of $19.6 million from equity earnings of $14.2 million in 1995 but was equivalent to the $5.4 million loss in 1994. The decline in 1996 represented a fall-off in earnings at the company's newsprint mill affiliates as well as additional losses from television partnerships and Teleres, a commercial real estate on-line service. Equity results in 1996 included initial costs for WBIS+, a New York television station jointly-owned with ITT Corp. This station began airing its business and sports programming on January 21, 1997. The improvement in equity results in 1995 was attributable to a $24 million hike in earnings from newsprint mill affiliates, the result of rising newsprint prices during 1995.

     Other income in 1996 was $14.2 million, compared with income of $17.6 million in 1995 and a loss of $2.9 million in 1994. Included in 1996 was a pretax gain of $14.3 million from the sale of the company's minority interest in Press-Enterprise Company, a general-interest newspaper publisher in Riverside, California. Other income in 1995 benefited from a $13.4 million pretax gain on the sale of 80% of the company's interest in SportsTicker, a real-time sports news and information company.


INCOME TAXES

     The effective income tax rate edged up to 44.6% in 1996 from 43.3% in 1995. The effective rate was 46.6% in 1994. The increase in the effective tax rate in 1996 primarily resulted from a reduction in research and development tax credits. The lower effective rate in 1995, relative to 1994, was attributable to favorable settlements of state and local tax issues and beneficial changes in tax laws.


INVESTMENTS

     During 1996, businesses and investments acquired totaled $145.1 million. Investments mainly consisted of the acquisition with equal partner ITT Corp. of WNYC-TV, renamed WBIS+, for $207 million in total. Also, the company made additional investments in its television venture in Asia, Asia Business News; DJA Partners (Teleres); and Minex, a minority partner in Electronic Broking Service, a provider of a foreign exchange trading service.

     In 1995 the company invested a total of $74.2 million principally for the following business acquisitions: The Salem Evening News, an Essex County, Massachusetts daily that expanded the community newspapers segment's franchise along Boston's North Shore; Charter Financial Publishing Corp., a magazine publisher serving financial professionals; a majority ownership in IDD Enterprises, L.P., a diversified publishing, database, software and consulting company; and additional funding for its joint ventures in Asia Business News and DJA Partners.


FINANCIAL POSITION

     Cash provided by operations reached $405.2 million in 1996, up $33.3 million from 1995's $371.9 million and $2.1 million more than the $403.1 million generated in 1994. The increase in 1996 from 1995 was in a large part due to the $32.9 million gain in operating income. During 1996 the company, using cash from operations, paid dividends of $93 million and funded capital expenditures of $232.2 million. Investments of $145.1 million were funded mainly by issuing commercial paper. The company also repurchased 2.4 million shares of its common stock for $88.7 million. The company can repurchase an additional 2.1 million shares under the current authorization from the company's Board of Directors. These additional shares may be acquired as market and other conditions warrant.

     Long-term debt, including current maturities, at December 31, 1996 was $337.6 million, up $78.3 million from the year-earlier level of $259.3 million. The debt-to-equity ratio at December 31, 1996 increased to 20.5% from 16.2% in 1995. The working capital ratio, excluding unearned revenue, was 1.1 to 1 in both 1996 and 1995.

     The company's liquidity requirements that exceed cash provided by operations are regularly funded through the issuance of commercial paper, which is supported by a $400 million revolving credit agreement with several banks through November 1999. Currently, the company has authorization from its Board of Directors to borrow up to $700 million. Borrowings may be in the form of commercial paper, bank borrowings, or long-term notes under a $300 million shelf registration statement filed with the Securities and Exchange Commission. At December 31, 1996, commercial paper of $161 million and long-term notes of $150 million due December 1, 2000 were outstanding.


OUTLOOK

     In 1997 Dow Jones, with the unanimous approval of its Board of Directors, embarked on a multiyear investment program to revitalize and expand its Dow Jones Markets business unit. The investment program is expected to total up to $650 million in capital expenditures and increased development and operating expenses over the next three to four years. Dow Jones Markets intends to build a more flexible distribution infrastructure based on standard Internet protocols and content-rich historical databases as well as greatly broaden its current array of products and services.
After giving effect to this investment program and to the expected continuing near-term decline in Dow Jones Markets' operating results, consolidated earnings in 1997 and 1998 are anticipated to be in the range of $1.20 to $1.40 per share.

     The company expects cash provided by consolidated operations to fund most of this investment program as well as its normal recurring operating commitments, capital expenditures and dividends. The company's capital expenditures are expected to total roughly $300 million in 1997, including approximately $80 million in equipment and capitalized software development costs related to the reinvestment program. Capital spending in 1997 also is expected to include upgrading printing facilities, continued enhancement of Interactive Publishing distribution capabilities, computer equipment for customers and the construction of new office space. Any funding requirements not covered by operating cash flows will likely be met by the issuance of commercial paper or other debt instruments.

     Revenues for the financial information services segment are expected to be flat in 1997 while expenses, after taking into consideration the investment program, are expected to rise substantially. Operating income for this segment is anticipated to fall considerably in 1997. New products and services will be introduced over the coming years; however, significant incremental revenues are not expected in 1997. Also in 1997, revenue flows from Japan are expected to fall about $15 million mainly as a result of less favorable foreign currency exchange forward contract rates attributable to a stronger U.S. dollar.

     Business publishing revenues are expected to be up modestly in 1997. Revenue growth is anticipated mainly from advertising and circulation rate increases, and volume gains at Dow Jones Interactive Publishing. On January 1, 1997, advertising rates at The Wall Street Journal and Barron's were raised about 5%. Additionally, the Journal's annual subscription price, which was last increased in January 1995, was raised 6.7% to $175. The overseas editions have raised advertising rates by an average of 7%.
Changes in the domestic Journal's advertising volume are highly unpredictable and are in a large part dependent on the U.S. economy and specifically, on the activity in financial markets. Expenses for this segment are expected to rise moderately in 1997. Newsprint expense is expected to decline in 1997 versus 1996, especially in the first half of the year. Newsprint prices at the end of 1996 were roughly 30% lower than at the end of 1995. On a consolidated basis, reductions in newsprint expense will be somewhat offset by worsening equity results at the newsprint mill partnerships.

     Global television pretax losses, including equity losses from television ventures in the U.S. and Asia, and operations in Europe, are expected to approximate the $48 million loss in 1996. Results from these television ventures are largely dependent on their ability to attract audiences and sell advertising at desired rates. Losses are expected in 1997 for the U.S. television venture, WBIS+, which began its business and sports programming in January 1997. In early 1997, ITT Corp., Dow Jones' partner in WBIS+, announced it may sell off its noncore assets, which include its interest in WBIS+ and Madison Square Garden, owner of the New York Knicks and Rangers sports teams. The sale of these noncore assets could result in a change in the WBIS+'s access to desired sports programming. Global television losses in 1997 will also likely include 100% of European Business News (EBN) losses because EBN's minority partner has met all of its contractual investment requirements and is not expected to fund further operations. However, these additional losses are expected to be offset by savings from discontinuing the Dow Jones Investor Network and improved operating results from EBN.

     Operating earnings from the community newspapers segment are expected to increase in 1997. Revenues are anticipated to rise in line with increases seen in recent years due to advertising and circulation rate increases. A decline in newsprint expense will likely hold this segment's expense growth to a moderate level.

     As of December 31, 1996, the company has identified a majority of its computer systems that are not "Year 2000" compliant. It is not expected that modifying or replacing these systems will have a material effect in 1997 on the company's financial statements taken as a whole.

     In February 1997 the company and its major union, representing roughly 20% of full-time employees, reached a tentative agreement to a contract that had expired in early 1996. This tentative agreement, which is subject to union membership approval, calls for annual salary increases of 3% to 4% over the term of the contract expiring on April 30, 1999. In January 1997 members of this union voted to affiliate with the Communication Workers of America.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis and other sections of this Form 10-K include forward-looking statements that reflect the company's current expectations concerning future results and events. The words "expects," "intends," "plans," "believes," "anticipates," "likely," "will," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Some important factors that might cause such a difference are described in Note 18 to the consolidated financial statements included on page 47 of this Form 10-K.

ITEM 8.  Financial Statements and Supplementary Data

                        CONSOLIDATED STATEMENTS OF INCOME
                            Dow Jones & Company, Inc.
              For the years ended December 31, 1996, 1995 and 1994

==============================================================================
(in thousands except per share amounts)           1996        1995        1994
------------------------------------------------------------------------------
REVENUES:
Information services                        $1,125,625  $1,092,002  $  976,800
Advertising                                    896,981     771,779     724,990
Circulation and other                          458,986     419,980     389,187
------------------------------------------------------------------------------
    Total revenues                           2,481,592   2,283,761   2,090,977
------------------------------------------------------------------------------
EXPENSES:
News, operations and development               820,564     748,945     642,184
Selling, administrative and general            831,270     764,161     681,244
Newsprint                                      164,766     157,047     107,178
Second class postage and carrier delivery      110,256     103,497      96,751
Depreciation and amortization                  217,756     206,070     205,303
------------------------------------------------------------------------------
    Operating expenses                       2,144,612   1,979,720   1,732,660
------------------------------------------------------------------------------
    Operating income                           336,980     304,041     358,317

OTHER INCOME (DEDUCTIONS):
Investment income                                4,249       5,379       4,884
Interest expense                               (18,755)    (18,345)    (16,858)
Equity in (losses) earnings of
  associated companies (Note 4)                 (5,408)     14,193      (5,434)
Other, net (Note 3)                             14,194      17,632      (2,884)
------------------------------------------------------------------------------
Income before income taxes and
  minority interests (Note 8)                  331,260     322,900     338,025
Income taxes (Note 8)                          147,728     139,878     157,632
------------------------------------------------------------------------------
Income before minority interests               183,532     183,022     180,393
Minority interests in losses of subsidiaries     6,437       6,550         787
------------------------------------------------------------------------------
Income before cumulative effect of
  accounting change                            189,969     189,572     181,180
Cumulative effect of accounting change
  (Note 11)                                                             (3,007)
------------------------------------------------------------------------------
NET INCOME                                  $  189,969  $  189,572  $  178,173
==============================================================================
PER SHARE (Note 13):
Income before cumulative effect of
  accounting change                              $1.96       $1.96       $1.83
Cumulative effect of accounting change                                    (.03)
Net income                                        1.96        1.96        1.80
Cash dividends                                     .96         .92         .84
==============================================================================
Weighted-average shares outstanding             96,703      96,907      99,002
==============================================================================
The accompanying notes are an integral part of the financial statements.

                                         PAGE 25

                               CONSOLIDATED BALANCE SHEETS
                                Dow Jones & Company, Inc.
                                December 31, 1996 and 1995

 ===============================================================================
 (dollars in thousands)                                      1996           1995
 -------------------------------------------------------------------------------
 ASSETS:
 Current Assets:
 Cash and cash equivalents                             $    6,769    $    13,667
 Accounts receivable -- trade, net of
  allowance for doubtful accounts of
  $16,234 in 1996 and $13,402 in 1995                     313,205        272,601
 Inventories (Note 5)                                      10,840         12,752
 Deferred income taxes (Note 8)                            18,369         18,989
 Prepaid expenses                                          26,442         24,142
 Other current assets                                      28,060         29,104
 -------------------------------------------------------------------------------
     Total current assets                                 403,685        371,255
 -------------------------------------------------------------------------------


 Investments in associated companies, at equity (Note 4)  215,478        122,587


 Other investments (Notes 6 & 17)                          99,587         71,777


 Plant and Property, at cost:
 Land                                                      26,319         26,206
 Buildings and improvements                               370,616        344,998
 Equipment                                              1,780,990      1,629,229
 Construction in progress                                  41,565         49,133
 -------------------------------------------------------------------------------
                                                        2,219,490      2,049,566
 Less, accumulated depreciation                         1,480,090      1,359,585
 -------------------------------------------------------------------------------
                                                          739,400        689,981

 Excess of cost over net assets of businesses
  acquired, less accumulated amortization of
  $368,873 in 1996 and $325,306 in 1995                 1,272,489      1,308,623


 Deferred income taxes (Note 8)                             7,914         11,786


 Other assets                                              21,078         22,691
 -------------------------------------------------------------------------------
     Total assets                                      $2,759,631     $2,598,700
 ===============================================================================
 The accompanying notes are an integral part of the financial statements.

                                         PAGE 26

                               CONSOLIDATED BALANCE SHEETS
                                Dow Jones & Company, Inc.
                                December 31, 1996 and 1995

 ==============================================================================
 (dollars in thousands)                                      1996          1995
 ------------------------------------------------------------------------------
 LIABILITIES:
 Current Liabilities:
 Accounts payable -- trade                             $  104,491    $  104,597
 Accrued wages, salaries and commissions                   70,453        61,121
 Profit sharing and other retirement plan
  contributions payable (Note 10)                          40,815        37,483
 Other payables                                            76,021        70,911
 Income taxes (Note 8)                                     63,868        67,940
 Unearned revenue                                         240,239       234,168
 Current maturities of long-term debt (Note 6)              5,318         5,318
 ------------------------------------------------------------------------------
     Total current liabilities                            601,205       581,538

 Long-term debt (Notes 6 & 17)                            332,300       253,935
 Deferred compensation, principally postretirement
  benefit obligation (Note 11)                            164,006       149,522
 Other noncurrent liabilities                              18,127        11,954
 ------------------------------------------------------------------------------
     Total liabilities                                  1,115,638       996,949
 ------------------------------------------------------------------------------

 STOCKHOLDERS' EQUITY:
 Common stock, par value $1 per share; authorized
  135,000,000 shares; issued 80,514,161 shares
  in 1996 and 80,266,177 shares in 1995                    80,514        80,266
 Class B common stock, convertible, par value $1
  per share; authorized 25,000,000 shares; issued
  21,666,860 shares in 1996 and 21,914,844 shares
  in 1995                                                  21,667        21,915
 ------------------------------------------------------------------------------
                                                          102,181       102,181
 Additional paid-in capital                               134,434       134,898
 Retained earnings                                      1,601,787     1,504,787
 Unrealized gain on investments (Note 17)                  12,353
 Cumulative translation adjustment                         (5,896)       (5,586)
 ------------------------------------------------------------------------------
                                                        1,844,859     1,736,280
 Less, treasury stock, at cost; 6,735,782 shares in
  1996 and 4,932,141 shares in 1995                       200,866       134,529
 ------------------------------------------------------------------------------
     Total stockholders' equity                         1,643,993     1,601,751
 ------------------------------------------------------------------------------
     Total liabilities and stockholders' equity        $2,759,631    $2,598,700
 ==============================================================================

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Dow Jones & Company, Inc.
                   For the years ended December 31, 1996, 1995 and 1994

 ======================================================================================
 (in thousands)                                              1996       1995       1994
 --------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
 Net income                                              $189,969   $189,572   $178,173
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation                                             174,189    163,051    164,383
 Amortization of excess of cost over net
  assets of businesses acquired                            43,567     43,019     40,920
 Gain on sale of businesses and investments               (14,315)   (13,557)    (3,097)
 Gain on disposition of plant and property                 (1,696)    (1,827)    (1,965)
 Write-down of investments                                                        3,582
 Loss on operating lease                                               8,412
 Minority interests in losses of subsidiaries              (6,437)    (6,550)      (787)
 Cumulative effect of accounting change                                           3,007
 Equity in losses (earnings) of associated
  companies, net of distributions                          21,289     (1,714)     8,812
 Changes in assets and liabilities:
   Accounts receivable - trade                            (40,099)   (36,423)   (35,604)
   Unearned revenue                                         6,808      7,863     14,376
   Inventories                                              1,912     (2,180)       147
   Other current assets                                    (2,998)    (8,563)     2,064
   Accounts payable and accrued liabilities                17,214     16,168     22,220
   Income taxes                                            (2,283)       952     12,948
   Deferred taxes                                          (3,994)    (1,377)   (16,867)
   Deferred compensation                                   14,484     15,271      9,387
   Other noncurrent liabilities                             7,900        115        355
 Other, net                                                  (353)      (345)     1,088
 --------------------------------------------------------------------------------------
     Net cash provided by operating activities            405,157    371,887    403,142
 --------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
 Additions to plant and property                         (232,178)  (218,765)  (222,434)
 Disposition of plant and property                         13,549     13,451     18,608
 Businesses and investments acquired, net of
  cash received                                          (145,145)   (74,186)   (47,327)
 Businesses and investments sold, net of cash given        23,877     22,066      5,218
 Return of capital by investees                             1,448         20        477
 Proceeds from guaranteed investment contract               5,318      5,318      5,318
 Loans to investees                                          (649)   (10,402)    (3,632)
 --------------------------------------------------------------------------------------
     Net cash used in investing activities               (333,780)  (262,498)  (243,772)
 --------------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
 Cash dividends                                           (92,969)   (89,131)   (83,360)
 Increase in long-term debt                               144,129    172,285    231,679
 Reduction of long-term debt                              (65,811)  (214,544)  (197,318)
 Proceeds from sales under stock purchase plans            21,259     17,430     17,001
 Purchase of treasury stock                               (88,704)             (118,219)
 Contributions from minority partner                        5,416      9,142
 --------------------------------------------------------------------------------------
     Net cash used in financing activities                (76,680)  (104,818)  (150,217)
 --------------------------------------------------------------------------------------

                                         PAGE 28

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (1,595)    (1,792)    (3,917)
 --------------------------------------------------------------------------------------
 (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (6,898)     2,779      5,236
 Cash and cash equivalents at beginning of year            13,667     10,888      5,652
 --------------------------------------------------------------------------------------
 Cash and cash equivalents at end of year                $  6,769   $ 13,667   $ 10,888
 ======================================================================================
 The accompanying notes are an integral part of the financial statements.

                                                     PAGE 29

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        Dow Jones & Company, Inc.
                            For the years ended December 31, 1996, 1995 and 1994
======================================================================================================================
                                       Class B  Additional                              Treasury Stock
(in thousands                 Common    Common    Paid-in    Retained      Other      -------------------
except shares)                 Stock     Stock    Capital    Earnings   Adjustments   Shares      Amount       Total
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993    $80,003   $22,178   $135,109  $1,309,533    $(4,889)  (2,396,573) $ (53,993)  $1,487,941
Net income - 1994                                              178,173                                         178,173
Dividends, $.84 per share                                      (83,360)                                        (83,360)
Translation adjustment                                                     (1,330)                              (1,330)
Conversion of class B common
 stock into common stock          159      (159)
Capital changes of investee                            157                                                         157
Sales under stock purchase
 plans                                              (1,249)                            621,734     19,498       18,249
Purchase of treasury stock                                                          (3,782,000)  (118,219)    (118,219)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994     80,162    22,019    134,017   1,404,346     (6,219)  (5,556,839)  (152,714)   1,481,611
Net income - 1995                                              189,572                                         189,572
Dividends, $.92 per share                                      (89,131)                                        (89,131)
Translation adjustment                                                        633                                  633
Conversion of class B common
 stock into common stock          104      (104)
Capital changes of investee                           (242)                                                       (242)
Sales under stock purchase
 plans                                               1,123                             624,698     18,185       19,308
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995     80,266    21,915    134,898   1,504,787     (5,586)  (4,932,141)  (134,529)   1,601,751
Net income - 1996                                              189,969                                         189,969
Dividends, $.96 per share                                      (92,969)                                        (92,969)
Unrealized gain on
 investments (Note 17)                                                     12,353                               12,353
Translation adjustment                                                       (310)                                (310)
Conversion of class B common
 stock into common stock          248      (248)
Capital changes of investee                            (37)                                                        (37)
Sales under stock purchase
 plans (Note 9)                                       (427)                            666,459     22,367       21,940
Purchase of treasury stock                                                          (2,470,100)   (88,704)     (88,704)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996    $80,514   $21,667   $134,434  $1,601,787    $ 6,457   (6,735,782) $(200,866)  $1,643,993
======================================================================================================================
The accompanying notes are an integral part of the financial statements.

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE CONSOLIDATED FINANCIAL STATEMENTS include the accounts of the company and its majority-owned subsidiaries. The equity method of accounting is used for companies and other investments in which the company's common stock ownership or partnership equity is at least 20% and not more than 50% (see Note 4). All significant intercompany transactions are eliminated in consolidation and all earnings or losses of subsidiaries that are attributable to minority owners are removed from consolidated earnings.

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

    INVESTMENTS in marketable equity securities, all of which are classified as available for sale, are carried at their market value in the consolidated balance sheets. The unrealized gains or losses of these investments are recorded directly to Stockholders' Equity, net of deferred taxes. Any decline in market value below the investment's original cost that is determined to be other than temporary as well as any realized gains or losses would be recognized in income (see Note 17).

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

    UNEARNED REVENUE is recognized in income as earned, pro rata on a monthly basis, over the life of subscriptions. Costs in connection with the procurement of subscriptions are charged to expense as incurred.

    DEFERRED INCOME TAXES are provided for temporary differences in bases between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at tax rates then in effect (see Note
8).

    FOREIGN CURRENCY TRANSLATION of assets and liabilities is determined at the appropriate year-end exchange rates, while results of operations are translated at the average rates of exchange in effect throughout the year. The resultant translation adjustments for subsidiaries whose functional currency is not the U.S. dollar are recorded directly to Stockholders' Equity. Gains or losses arising from translation of financial statements for foreign subsidiaries where the U.S. dollar is the functional currency as well as from all foreign currency transactions are included in income.

    FORWARD EXCHANGE CONTRACTS are entered into to hedge contractual revenue streams from foreign currency exchange rate fluctuations. As such, these nonspeculative forward exchange contracts are not recorded on the company's balance sheets. Also, unrealized gains or losses on these forward exchange contracts are deferred and recognized upon settlement of the related transactions. Accordingly, cash flows resulting from forward exchange contract settlements are classified as cash provided by operations as are the corresponding cash flows from the revenue streams being hedged (see Note
17).

    RESEARCH AND DEVELOPMENT expenditures are charged to expense as incurred. Research and development expenses were $73,974,000 in 1996, $66,710,000 in 1995 and $52,522,000 in 1994.

    AN ACCOUNTING CHANGE was adopted, effective January 1, 1994, in response to Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of this change in accounting was a charge against 1994 earnings of $3,007,000 (see
Note 11).

    USE OF ESTIMATES. The financial statements are prepared in accordance with generally accepted accounting principles which require reported amounts to be based on estimates. Actual results could differ from these estimates.


NOTE 2.  BUSINESS COMBINATIONS

    The company purchased the following businesses in the first quarter of 1995: Salem News Publishing Co., which publishes the Salem (Mass.) Evening News; Charter Financial Publishing Corp., publisher of Investment Advisor and Asset Management magazines and the Realty Stock Review newsletter; and a majority interest in IDD Enterprises, L.P., a diversified publishing, database, software and consulting company. In aggregate, the cost of these acquisitions, which were accounted for by the purchase method, was $44,679,000.

NOTE 3.  OTHER, NET

    Other, net includes gains/losses from asset sales and foreign currency exchange rate fluctuations, write-downs of investments and other miscellaneous non-operating income and expenses.

    The third quarter of 1996 included a gain of $14.3 million ($8.8 million after taxes) from the sale of the company's minority interest in Press-Enterprise Company, a newspaper publisher in Riverside, California.

    In the first quarter of 1995, the company recognized a gain of $13.4 million ($5.8 million after taxes) from the sale of 80% of its interest in SportsTicker, a real-time sports news and information company.

    Foreign exchange losses totaled $78,000 in 1996, $358,000 in 1995 and $3,812,000 in 1994.


NOTE 4.  INVESTMENTS IN ASSOCIATED COMPANIES, AT EQUITY

The operating results of the principal associated companies accounted for by the equity method have been included in the accompanying consolidated financial statements on the following bases:
============================================================================
                                                                   % of
                                                                 Ownership
----------------------------------------------------------------------------
Asia Business News (Singapore) Private (1)                           49
Bear Island Paper Company, L.P. (Bear Island Paper) (2)              35
Bear Island Timberlands Company, L.P.                                35
DJA Partners (3)                                                     50
F.F. Soucy, Inc. & Partners, L.P. (Soucy) (2)                        40
ITT-Dow Jones Television (4)                                         50
SmartMoney (5)                                                       50
============================================================================
NOTES:
(1)  A business and financial news television company broadcasting in Asia.
(2)  Bear Island Paper and Soucy are operators of newsprint mills located in
     Richmond, Virginia and Quebec, Canada, respectively.  Dow Jones &
     Company, as a limited partner in Bear Island Paper and Soucy, has signed long-term contracts with both covering a substantial portion of its annual newsprint requirements.  Operating expenses of the company include the cost of newsprint supplied by Bear Island Paper and Soucy of $55,926,000 in 1996, $55,375,000 in 1995 and $41,828,000 in 1994.
(3)  Joint venture between the company and Aegon USA to develop and market a comprehensive on-line commercial real estate information service.
(4)  Owns WBIS+, a television station located in New York City.  The station began broadcasting its business and sports programming to the New York metropolitan area on January 21, 1997.
(5)  Joint venture between the company and Hearst Corp. to publish
     SmartMoney magazine, a monthly publication serving the personal-
     investor market throughout the U.S. and Canada.

NOTE 5.  INVENTORIES

Inventories as of December 31 were composed of the following:
============================================================================
(in thousands)                                               1996       1995
----------------------------------------------------------------------------
Newsprint inventory                                       $ 9,329    $ 9,776
Equipment for resale                                          900      1,346
Other                                                         611      1,630
----------------------------------------------------------------------------
  Total inventories                                       $10,840    $12,752
============================================================================

     Newsprint inventory was determined by the last-in, first-out (LIFO) method. If newsprint inventory had been valued by the average cost method, it would have been approximately $7,355,000 and $12,567,000 higher in 1996 and 1995, respectively.


NOTE 6.  LONG-TERM DEBT

Long-term debt at December 31 was as follows:
============================================================================
(in thousands)                                               1996       1995
----------------------------------------------------------------------------
Commercial paper, 5.28% to 6.43% at December 31, 1996    $161,242   $ 77,606
Notes payable, 5.75%, due December 1, 2000                149,785    149,738
Note payable, Associated Press, 7.75%                      26,591     31,909
----------------------------------------------------------------------------
                                                          337,618    259,253
Less: current portion                                       5,318      5,318
----------------------------------------------------------------------------
  Total long-term debt                                   $332,300   $253,935
============================================================================

     Payments on long-term debt are due as follows: $5,318,000 in 1997 and in 1998, $166,560,000 in 1999, $155,104,000 in 2000 and $5,318,000 in 2001.
Interest payments were $18,916,000 in 1996, $16,679,000 in 1995 and
$21,989,000 in 1994.

     The company can borrow up to $400 million through November 16, 1999, under a revolving credit agreement with several banks. Borrowings may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, its C/D rate or the federal funds rate. An annual fee of 0.08% is payable on the commitment which the company may terminate or reduce at any time. Prepayment of borrowings may be made without penalty.
Although there were no borrowings under the agreement as of December 31, 1996, the company intends to maintain the commitment at least through December 31, 1997. Accordingly, commercial paper was classified as long term.

     The revolving credit agreement contains various restrictive covenants principally relating to net worth, liabilities and cash flows. At December 31, 1996, consolidated net worth exceeded the minimum by $894 million and total consolidated liabilities were $1.7 billion less than the maximum. The company's cash flow, as defined in the agreement, in 1996 far exceeded that required.

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


NOTE 8.  INCOME TAXES

The components of income before income taxes, minority interests and the cumulative effect of accounting change were as follows:
============================================================================
(in thousands)                                  1996        1995        1994
----------------------------------------------------------------------------
Domestic                                    $258,616    $208,173    $250,745
Foreign                                       72,644     114,727      87,280
----------------------------------------------------------------------------
                                            $331,260    $322,900    $338,025
============================================================================

The following is a reconciliation of income tax expense to the amount derived by multiplying income before income taxes, minority interests and the cumulative effect of accounting change by the statutory federal income tax rate of 35%.
============================================================================
                                       % of            % of             % of
                                     Income          Income           Income
                                     Before          Before           Before
(in thousands)                  1996  Taxes      1995 Taxes       1994 Taxes
----------------------------------------------------------------------------
Income before taxes
  multiplied by statutory
  federal income tax rate   $115,941   35.0  $113,015  35.0   $118,309  35.0
State and foreign taxes
  net of federal income
  tax benefit                 16,402    5.0    14,852   4.6     20,110   5.9
Amortization of excess of
  cost over net assets of
  businesses acquired         14,176    4.3    14,434   4.5     14,322   4.2
Research and development
  credits                     (2,550)  (0.8)   (6,113) (1.9)    (1,731) (0.5)
Other, net                     3,759    1.1     3,690   1.1      6,622   2.0
----------------------------------------------------------------------------
                            $147,728   44.6  $139,878  43.3   $157,632  46.6
============================================================================

Income tax expense was as follows:
============================================================================
(in thousands)                   Federal       State     Foreign      Total
----------------------------------------------------------------------------
1996:
Currently payable               $ 98,366     $25,319     $30,186    $153,871
Deferred                             750      (6,195)       (698)     (6,143)
----------------------------------------------------------------------------
  Total                         $ 99,116     $19,124     $29,488    $147,728
============================================================================

1995:
Currently payable               $ 95,681     $19,126     $32,977    $147,784
Deferred                          (3,040)     (3,845)     (1,021)     (7,906)
----------------------------------------------------------------------------
  Total                         $ 92,641     $15,281     $31,956    $139,878
============================================================================

1994:
Currently payable               $124,330     $26,223     $16,441    $166,994
Deferred                          (7,408)      1,911      (3,865)     (9,362)
----------------------------------------------------------------------------
  Total                         $116,922     $28,134     $12,576    $157,632
============================================================================

The company's combined current and noncurrent deferred taxes at December 31,
1996 and 1995 consisted of the following deferred tax assets and liabilities:
============================================================================
                                        Deferred Tax          Deferred Tax
                                           Assets              Liabilities
                                   -------------------    ------------------
(in thousands)                         1996       1995       1996       1995
----------------------------------------------------------------------------
Depreciation                                              $63,470    $63,019
Employee benefit plans, including
  deferred compensation            $ 81,121   $ 73,895      4,987      4,896
Sales and product allowances          3,524      3,180
Foreign tax credits                  13,945     13,123
Unrealized gain on investments                              8,436
All other                            10,170     10,001      5,584      1,509
----------------------------------------------------------------------------
Total deferred taxes               $108,760   $100,199    $82,477    $69,424
============================================================================

     The company has not established a deferred tax asset with respect to certain foreign operating loss carryforwards which are not expected to be realized.

     Income tax payments were $154,005,000 in 1996, $140,303,000 in 1995 and
$161,551,000 in 1994.


NOTE 9.  STOCK PURCHASE, STOCK OPTION AND EXECUTIVE INCENTIVE PLANS

     In late 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation." Under this statement the company has the option of either charging against income the estimated fair value of stock-based compensation; or in lieu of a direct charge, disclosing the effect on earnings and earnings per share as if the charge had been applied. The company elected to follow the disclosure-only alternative and to continue to account for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and its related Interpretations. Under APB 25, stock-based compensation charged to income with respect to the contingent stock rights and options granted under the executive incentive plan was $1,504,000 in 1996, $6,218,000 in 1995 and $943,000 in 1994.

     Had all stock-based compensation, including shares offered under the stock purchase plan and stock option plan, been determined by the fair-value based method of SFAS 123, the company's net income and earnings per share in 1996 and 1995 would have been the following pro-forma amounts:

                                              1996         1995
         Net income (in thousands):
               As reported                $189,969     $189,572
               Pro-forma                  $186,170     $188,635

         Earnings per share:
               As reported                   $1.96        $1.96
               Pro-forma                     $1.93        $1.95

     As indicated by SFAS 123, the pro-forma amounts include the effects of just options granted in 1995 and thereafter. Had the fair-value based method been applied to grants prior to 1995, pro-forma earnings in 1996 would have been $185,996,000, or $1.92 per share; while pro-forma earnings in 1995 would have been $185,848,000, or $1.92 per share.

The following table provides the estimated fair value at the day of grant of each option and stock-purchase right granted in 1996 and 1995, and the significant weighted-average assumptions used in their determination under the Black-Scholes option-pricing model.
============================================================================
                                Risk-Free
                                 Interest  Dividend   Expected
                  Fair Value       Rate      Yield      Life     Volatility
----------------------------------------------------------------------------
Stock Purchase
 Plan Right
   1996              $8.15         5.5%       2.4%    0.7 years     15.5%
   1995               7.15         5.7        2.4     0.6           15.5

Option under the
 Stock Option Plan
   1996              $8.44         6.0%       2.4%    6.0 years     20.0%
   1995               8.78         5.8        2.4     6.0           20.0

Option under the
 Executive Stock
 Option Plan
   1996              $8.44         6.0%       2.4%    6.0 years     20.0%
   1995               7.29         6.0        2.4     8.0           20.0
============================================================================

     The following is a description of the company's stock-based compensation plans.

     STOCK PURCHASE PLAN. Under the terms of the Dow Jones 1990 Employee Stock Purchase Plan, eligible employees may purchase shares of the company's common stock based on compensation through payroll deductions or lump-sum payment. The purchase price for payroll deductions is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. Lump-sum purchases are made during the offering period at the lower of 85% of the fair market value of the stock on the first day of the purchase period or the payment date.

                                   PAGE 38

The activity in the plan was as follows:
============================================================================
                                                    Shares Subscribed
                          Stock Purchase       -----------------------------
                              Prices              1996       1995       1994
----------------------------------------------------------------------------
Balance, January 1                             141,855    145,410    143,524
 Shares subscribed                             220,306    231,341    232,238
 Purchases              $23.70 to $32.64      (216,329)  (224,663)  (220,315)
 Terminated or canceled                         (8,725)   (10,233)   (10,037)
----------------------------------------------------------------------------
Balance, December 31                           137,107    141,855    145,410
============================================================================

     At December 31, 1996, there were 359,460 shares available for future offerings.

     STOCK OPTION PLAN. Under the Dow Jones 1991 Stock Option Plan, options for shares of common stock may be granted to key employees at not less than the fair market value of the common stock on the date of grant. Options granted in 1996 become exercisable in 1997 while all other options granted were exercisable at December 31, 1996. Options expire ten years from the date of grant.

The activity in the stock option plan was as follows (shares in thousands):
============================================================================
                             1996               1995              1994
                        ---------------    ---------------   ---------------
                              Weighted-          Weighted-         Weighted-
                                Average            Average           Average
                               Exercise           Exercise          Exercise
                        Shares    Price    Shares    Price   Shares    Price
----------------------------------------------------------------------------
Balance, January 1       3,360   $32.32     3,279   $31.33    3,118   $31.32
  Granted                  888    34.54       548    36.25      640    30.00
  Exercised               (430)   30.85      (401)   29.72     (395)   28.78
  Terminated/canceled      (27)   35.38       (66)   31.80      (84)   32.55
----------------------------------------------------------------------------
Balance, December 31     3,791   $32.98     3,360   $32.32    3,279   $31.33
============================================================================
Options exercisable
 at December 31          2,903   $32.51     2,812   $31.55    2,639   $31.66
============================================================================

     At December 31, 1996, there were 1,201,693 shares available for future grants.

     EXECUTIVE INCENTIVE PLAN. The Dow Jones 1992 Long Term Incentive Plan provides for the grant to key executives of stock options and contingent stock rights (collectively, "plan awards"). The plan is administered by the compensation committee of the Board of Directors, the members of which may not participate in the plan.

     Options for shares of common stock may be granted at not less than the fair market value of the common stock on the date of grant. Options granted in 1992 through 1995 were granted at 125% of the fair market value of the company's common stock on the date of grant. In 1996, options were granted at the fair market value of the common stock on the date of grant. An optionee may purchase shares upon exercise of an option or may surrender exercisable options in return for an amount equal to any excess of the market value over the option price on the day the option is surrendered. Payment to the optionee for such stock appreciation rights may be made in common stock, cash or a combination of both. Fifty percent of the options granted become exercisable in the year following the year of grant; the remaining fifty percent of the options granted become exercisable in the second year following the year of the grant. Options expire ten years from the date of grant.

The activity in the executive stock option plan was as follows (shares in thousands):
============================================================================
                             1996               1995              1994
                        ---------------    ---------------   ---------------
                              Weighted-          Weighted-         Weighted-
                                Average            Average           Average
                               Exercise           Exercise          Exercise
                        Shares    Price    Shares    Price   Shares    Price
----------------------------------------------------------------------------
Balance, January 1         966   $35.60       886   $34.28      812   $33.78
  Granted                  293    34.38       103    45.31       98    37.50
  Exercised                (27)   31.44       (12)   28.17      (14)   28.25
  Terminated/canceled       (2)   32.42        (1)   28.83       (2)   54.25
  Surrendered upon
   exercise of stock
   appreciation rights      (6)   32.04       (10)   28.83       (8)   27.25
----------------------------------------------------------------------------
Balance, December 31     1,224   $35.42       966   $35.60      886   $34.28
============================================================================
Options exercisable
 at December 31            879   $35.19       814   $34.25      738   $33.20
============================================================================

At December 31, 1996, stock options outstanding for both the stock option and the executive incentive plans are summarized as follows (shares in thousands):
============================================================================
                            Options Outstanding          Options Exercisable
                      ---------------------------------  -------------------
                                           Weighted-Avg
                             Weighted-Avg   Remaining           Weighted-Avg
  Range of                     Exercise     Contractual            Exercise
Exercise Prices       Shares     Price        life        Shares     Price
----------------------------------------------------------------------------
$26.00 to $30.00       1,483    $28.16      5.4 years      1,483    $28.16
$32.00 to $35.47       2,478     33.97      7.1            1,324     33.62
$36.25 to $41.09         746     37.12      8.3              719     37.02
$43.91 to $54.25         308     47.92      5.2              256     48.44
----------------------------------------------------------------------------
Balance,
 December 31, 1996     5,015    $33.58      6.7 years      3,782    $33.13
============================================================================

     Contingent stock rights entitle the participant to receive future payments in the form of common stock, cash or a combination of both. The compensation ultimately received will depend on the extent to which specific performance criteria are achieved during the four-year performance period, the participant's individual performance and other factors, as determined by the compensation committee. With respect to the 1992 and 1993 grants, compensation received could be less than or equal to that specified in the right, but not greater than 125% of that amount. With respect to the grants issued after 1993, compensation received could be less than or equal to that specified in the right, but cannot exceed the right.

A summary of contingent stock right activity follows:
============================================================================
                                   1996         1995          1994
----------------------------------------------------------------------------
Balance, January 1              522,900      417,100       281,200
  Granted                       117,000      124,100       135,900
  Awarded                       (80,300)      (8,789)
  Terminated/canceled            (1,000)      (9,511)
----------------------------------------------------------------------------
Balance, December 31            558,600      522,900       417,100
----------------------------------------------------------------------------
                               Number of
  Year of grant           Rights Outstanding
----------------------------------------------------------------------------
      1992                      100,800
      1993                       84,600
      1994                      132,100
      1995                      124,100
      1996                      117,000
----------------------------------------------------------------------------
Balance, December 31, 1996      558,600
============================================================================

     At December 31, 1996, there were 55,011 shares available for future grants under the executive incentive plan.


NOTE 10.  PROFIT SHARING AND PENSION PLANS

     The company has profit sharing retirement plans for a majority of employees who meet specified length of service requirements. The annual cost of the plans, which are funded currently, is based upon a percentage of compensation or consolidated net income, as defined, but is limited to the amount deductible for income tax purposes.

     Substantially all employees who are not covered by the above plans are covered by noncontributory defined benefit pension plans. These plans are not material in respect to charges to operations.

     Total profit sharing and pension plan expenses amounted to $54,543,000, $50,358,000 and $46,768,000 in 1996, 1995 and 1994, respectively.

NOTE 11.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, AND POSTEMPLOYMENT
          BENEFITS

     For a majority of its full-time employees, the company sponsors a defined benefit postretirement medical plan which provides lifetime health care benefits to retirees who meet specified length of service and age requirements, and their eligible dependents. The plan is unfunded. The company sponsors no additional postretirement benefit plans other than its profit sharing and pension plans (see Note 10).

The following sets forth the plan's status reconciled with amounts reported in the company's consolidated balance sheets at December 31.
============================================================================
(in thousands)                                             1996         1995
----------------------------------------------------------------------------
Accumulated postretirement benefit obligation (APBO):
  Retirees                                             $ 28,362     $ 25,321
  Fully eligible active plan participants                14,271       15,238
  Other active plan participants                         72,209       61,811
----------------------------------------------------------------------------
  Total APBO as of December 31                          114,842      102,370
Unrecognized net gain                                       828          543
----------------------------------------------------------------------------
Accrued postretirement benefit liability at
 December 31                                           $115,670     $102,913
============================================================================

Pretax postretirement benefit expense included the following components:
============================================================================
(in thousands)                                 1996        1995         1994
----------------------------------------------------------------------------
Service cost                                $ 7,316     $ 5,417      $ 5,482
Interest cost                                 7,547       7,318        5,944
----------------------------------------------------------------------------
  Net periodic postretirement benefit cost  $14,863     $12,735      $11,426
============================================================================

     An 11.5% annual rate of increase in the per capita costs of covered health care benefits was assumed for 1997, gradually decreasing to 5% by the year 2008 and remaining at that rate thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by $21.8 million and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1996 by $3.5 million. A discount rate of 7.5% was used to determine the accumulated postretirement benefit obligation as of December 31, 1996.

     At December 31, 1995, the company's accumulated postretirement benefit obligation was calculated using a discount rate of 7% and a health care cost trend rate of 11.5% for 1996 decreasing to 5% by the year 2008.

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

NOTE 12.  COMMITMENTS AND CONTINGENCIES

     Commitments for capital expenditures amounted to $63,083,000 at December 31, 1996.

Noncancelable leases require minimum rental payments through 2016 totaling
$513,389,000.  Payments required for the years 1997 through 2001 are as follows:
============================================================================
(in thousands)         1997       1998      1999        2000       2001
----------------------------------------------------------------------------
                    $86,050    $75,359   $62,417     $52,530    $45,983
============================================================================

     These leases are principally for office space and equipment and contain renewal and escalation clauses. Total rental expense amounted to $112,075,000 in 1996, $107,753,000 in 1995 and $90,286,000 in 1994.

     Rental expense in 1995 included a charge of $8.4 million, discounted at 6%, for the recognition of a loss on an operating lease, net of expected sublease rental income. The loss stemmed from vacating office space in which the company is obligated to rent until July 2001.

     At December 31, 1996, the company had loan guarantees outstanding of $13.4 million with remaining terms of up to six and one-half years for certain of its investees. The company views it as unlikely that its investees will fail to meet the terms of their obligations.

     The company is obligated to purchase the 40.8% interest in IDD
Enterprises, L.P. (IDD) that it does not already own upon the exercise of put options by IDD's noncontrolling partners. These options are exercisable in installments through the year 2001. The company's purchase obligation is approximately $14.2 million, but can vary based on certain performance criteria.

     Various libel actions, environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate outcome to the company and its subsidiaries as a result of legal proceedings is adequately covered by insurance, or if not covered, would not have a material effect on the company's financial statements taken as a whole.

     In January 1997, the company's Board of Directors approved a multiyear investment program to expand and revitalize the company's Dow Jones Markets business unit. This investment program is expected to total up to $650 million in capital expenditures and increased development and operating expenses over the next three to four years.



NOTE 13.  PER SHARE AMOUNTS

     Net income per share has been computed on the basis of the weighted average number of shares outstanding (96,703,000 shares in 1996, 96,907,000 shares in 1995 and 99,002,000 shares in 1994). The assumed exercise of outstanding options under the stock purchase, stock option and executive incentive plans at the December 31, 1996 market price or at the average market price for 1996 would not have a material dilutive effect on earnings per share.


NOTE 14.  RECLASSIFICATIONS

     Certain amounts for prior years have been reclassified for comparative purposes.


NOTE 15.  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The summary of unaudited 1996 and 1995 quarterly financial data shown on pages 50 and 51 of this report is incorporated herein by reference.



NOTE 16.  BUSINESS SEGMENTS


The company's operations by business segment and geographic area were as follows:

Financial Data by Business Segment
================================================================================================
                                             Financial
                             Business      Information     Community
(in thousands)             Publishing         Services    Newspapers    Corporate   Consolidated
------------------------------------------------------------------------------------------------
Revenues
  1996                     $1,214,336       $  979,745      $287,511                  $2,481,592
  1995                      1,049,462          961,398       272,901                   2,283,761
  1994                        961,417          877,392       252,168                   2,090,977

Operating income
  1996                        159,418          155,848        43,766     $(22,052)       336,980
  1995                         95,509          197,015        32,987      (21,470)       304,041
  1994                        157,429          183,135        36,166      (18,413)       358,317

Identifiable assets (1)
  1996                        635,615        1,607,971       223,860      292,185      2,759,631
  1995                        587,032        1,598,041       229,515      184,112      2,598,700
  1994                        482,633        1,608,538       198,985      155,610      2,445,766

Depreciation and
amortization expense
  1996                         57,695          144,181        15,880                     217,756
  1995                         50,434          141,226        14,410                     206,070
  1994                         43,002          148,065        14,236                     205,303

Capital expenditures
  1996                         91,194          131,658         9,326                     232,178
  1995                         89,054          113,296        16,415                     218,765
  1994                        100,512          110,443        11,479                     222,434

Investments in associated
companies, at equity (2)
  1996                        194,500
  1995                         91,442
  1994                         56,221

Equity in earnings (losses)
of associated companies (2)
  1996                          3,351
  1995                         19,494
  1994                         (2,702)
=================================================================================================
NOTES:
(1) Corporate assets include cash and cash equivalents, investments in associated companies, other investments and related deferred income taxes.
(2) Business publishing -- Asia Business News (Singapore) Private, Bear Island Paper Company,
    L.P., Bear Island Timberlands Co., L.P., F.F. Soucy, Inc. & Partners, L.P., ITT-Dow Jones
    Television and SmartMoney (see Note 4).

                                             PAGE 45

Financial Data by Geographic Area
==============================================================================================
                                      Europe
                         United  Middle East      Asia/        Other
(in thousands)           States       Africa    Pacific      Foreign   Corporate  Consolidated
----------------------------------------------------------------------------------------------
Revenues
  1996               $1,748,800     $408,434   $271,765     $ 52,593                $2,481,592
  1995                1,589,181      383,266    261,823       49,491                 2,283,761
  1994                1,489,014      329,699    225,143       47,121                 2,090,977

Operating income
  1996                  288,686       16,289     50,741        3,316    $(22,052)      336,980
  1995                  227,259       26,562     68,405        3,285     (21,470)      304,041
  1994                  283,178       36,681     54,198        2,673     (18,413)      358,317

Identifiable assets
  1996                1,622,808      473,653    256,635      114,350     292,185     2,759,631
  1995                1,570,852      468,882    256,547      118,307     184,112     2,598,700
  1994                1,453,132      453,409    258,536      125,079     155,610     2,445,766
==============================================================================================
Note:  Operating income by geographic area for 1995 and 1994 was restated to reflect a change in the allocation of expenses incurred in the United States that were beneficial to worldwide operations.

NOTE 17.  FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The fair value of the following financial instruments, as of December 31,
1996 and 1995, was determined primarily by reference to dealer markets and quoted market prices.
============================================================================
(in thousands)                                  Fair Value    Carrying Value
----------------------------------------------------------------------------
1996
Other Investments                                 $100,502          $ 99,587
Long-Term Debt                                     331,000           332,300
----------------------------------------------------------------------------
1995
Other Investments                                 $ 71,135          $ 71,777
Long-Term Debt                                     256,530           253,935
============================================================================

     Other investments include marketable equity securities, principally shares in United States Satellite Broadcasting Company, Inc. (USSB), which are carried at fair value. At December 31, 1996, the fair value of these investments was $50.7 million, yielding a gross unrealized gain of $20.8 million. The market value of the company's investment in USSB, a provider of direct satellite television programming, became readily determinable upon its initial public offering in February 1996.

     The carrying values of the company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

     The company enters into nonspeculative forward exchange contracts to insulate contractual revenue streams from foreign currency exchange rate fluctuations (see Note 1). Risk arises from movements in foreign currency exchange rates and from the possible inability of counterparties to meet the terms of their commitments, which the company views as unlikely.

     At December 31, 1996, the company had forward exchange contracts settling on various dates through January 1998 to sell 4.7 billion Japanese yen in exchange for $46 million. At the end of 1996, the fair value of these forward exchange contracts, which are not recorded on the company's consolidated balance sheets, was an unrealized gain of $4.7 million. At December 31, 1995, the fair value of forward exchange contracts then outstanding, which had contractual values totaling $75.5 million, was an unrealized gain of $12.6 million.

Concentrations of Credit Risk

     Financial instruments that potentially could subject the company to concentrations of credit risk consist largely of trade accounts receivables.

     The company sells print and electronic information products worldwide to a wide variety of customers in the financial, business and private investor marketplaces. The concentration of credit risk with respect to trade receivables is slight due to the large number and geographic dispersion of customers which comprise the company's customer base.

NOTE 18.  RISK FACTORS FOR FORWARD-LOOKING STATEMENTS

     Factors that may cause actual results to differ materially from those anticipated in the forward-looking statements included in the Management's Discussion and Analysis and other sections of this Form 10-K include, but are not limited to, the company's ability to achieve and implement the planned enhancements of Dow Jones Markets' products and services on a timely and cost-effective basis and customer acceptance of those products and services; rapid technological changes and frequent new product introductions prevalent in the financial information services and electronic publishing industries; product obsolescence due to advances in technology and shifts in market demand; competition from increased availability of financial information, including through the Internet, and resulting price pressures; business conditions (growth or consolidation) in the financial services and banking industries; economic and stock market conditions, particularly in the U.S., Europe and Japan, and their impact on advertising sales and sales of the company's products and services; cost of newsprint; adverse verdicts in legal proceedings, including libel actions; risks associated with the launch of new television channels in the U.S. and abroad in competitive markets, including the company's ability to produce or obtain desired programming, to sell advertising time at desired rates, to achieve sufficient distribution and to attract audiences; risks associated with foreign operations, including currency and political risks; and such other risk factors as may have been or may be included from time to time in the company's reports filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

     We have audited the accompanying consolidated balance sheets of Dow Jones & Company, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dow Jones & Company, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 11 to the consolidated financial statements, the company changed its method of accounting for postemployment benefits effective January 1, 1994.




                                                    COOPERS & LYBRAND L.L.P.


New York, New York
January 19, 1997

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

     Management has developed, and in 1996 continued to strengthen, a system of internal accounting and other controls for the company and its subsidiaries. Management believes these controls provide reasonable assurance that assets are safeguarded from loss or unauthorized use and that the company's financial records are a reliable basis for preparing the financial statements. Underlying the concept of reasonable assurance is the premise that the cost of control should not exceed the benefit derived. The company's system of internal controls is supported by written policies, a program of internal audits, including a periodic independent review of the Internal Audit Department, and by a program of selecting and training qualified staff.

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


                 QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                          Dow Jones & Company, Inc.
           For the fourth quarters ended December 31, 1996 and 1995

============================================================================
(in thousands except per share amounts)                     1996        1995
----------------------------------------------------------------------------
REVENUES:
Information services                                    $292,245    $282,704
Advertising                                              262,287     219,392
Circulation and other                                    116,718     109,994
----------------------------------------------------------------------------
    Total revenues                                       671,250     612,090
----------------------------------------------------------------------------
EXPENSES:
News, operations and development                         217,251     201,437
Selling, administrative and general                      217,972     198,321
Newsprint                                                 37,408      46,522
Second class postage and carrier delivery                 29,541      27,363
Depreciation and amortization                             55,414      47,977
----------------------------------------------------------------------------
    Operating expenses                                   557,586     521,620
----------------------------------------------------------------------------
    Operating income                                     113,664      90,470


OTHER INCOME (DEDUCTIONS):
Investment income                                          1,174       1,558
Interest expense                                          (6,072)     (4,365)
Equity in (losses) earnings
 of associated companies                                  (6,858)      4,637
Other, net                                                   388       2,450
----------------------------------------------------------------------------
Income before income taxes and minority interests        102,296      94,750
Income taxes                                              43,999      36,686
----------------------------------------------------------------------------
Income before minority interests                          58,297      58,064
Minority interests in losses of subsidiaries               1,346       1,917
----------------------------------------------------------------------------
NET INCOME                                              $ 59,643    $ 59,981
============================================================================
PER SHARE:
Net income                                                  $.62        $.62
Cash dividends                                               .24         .23
============================================================================
Weighted-average shares outstanding                       95,808      97,136
============================================================================

Note: Income tax expense included research and development tax credits of $1.2 million and $4.6 million in 1996 and 1995, respectively.

                                   PAGE 51

                     SUMMARY OF QUARTERLY FINANCIAL DATA
                                 (UNAUDITED)
                          Dow Jones & Company, Inc.

============================================================================
                                     Quarters Ended
(in thousands except     --------------------------------------
 per share amounts)      March 31   June 30  Sept. 30   Dec. 31         Year
----------------------------------------------------------------------------
1996   (1)
Revenues                 $584,834  $630,637  $594,871  $671,250   $2,481,592
Operating income           68,952    92,092    62,272   113,664      336,980
Net income                 37,625    52,025    40,676    59,643      189,969
Net income per share *        .39       .54       .42       .62         1.96
----------------------------------------------------------------------------
1995   (2)
Revenues                 $545,358  $577,043  $549,270  $612,090   $2,283,761
Operating income           74,356    83,825    55,390    90,470      304,041
Net income                 46,431    49,318    33,842    59,981      189,572
Net income per share          .48       .51       .35       .62         1.96
============================================================================
Notes:
(1) The third quarter of 1996 included a gain of nine cents per share from the sale of the company's minority interest in Press-Enterprise Company.

(2) The first quarter of 1995 included a net enhancement of one cent per share resulting from a six-cents-per-share gain from the sale of 80% of the company's interest in SportsTicker and a five-cents-per-share loss on an operating lease.



 * The sum of 1996 quarterly earnings per share does not equal earnings per share for the year due to rounding.


ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.

     Not applicable.


PART III.

ITEM 10.  Directors and Executive Officers of the Registrant.

      The information required by this item with respect to directors of the company is incorporated by reference to the tables, including the footnotes thereto, appearing on pages 8 to 9 of the 1997 Proxy Statement and to the material in footnote 5 on page 6 of the 1997 Proxy Statement. The information required by this item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material on page 22 of the 1997 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." For the information required by this item relating to executive officers, see Part I, page 12 of this 1996 Form 10-K.

ITEM 11.  Executive Compensation.

      The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the caption "Executive Compensation" on pages 11 to 14 of the 1997 Proxy Statement and to the material appearing in the first six paragraphs on page 10 of the 1997 Proxy Statement.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

      The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing on pages 2 to 6 of the 1997 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Management."


ITEM 13.  Certain Relationships and Related Transactions.

      The information required by this item is incorporated by reference to footnotes 6 and 8 on page 9 of the 1997 Proxy Statement.

PART IV.
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

14 (a) (1)  Financial Statements:

                                                                    Page
                                                                  Reference
                                                                  ---------
Included in Part II, Item 8 of this report:

     Consolidated statements of income for the years
       ended December 31, 1996, 1995 and 1994                         24

     Consolidated balance sheets, December 31, 1996 and 1995         25-26

     Consolidated statements of cash flows for the
       years ended December 31, 1996, 1995 and 1994                  27-28

     Consolidated statements of stockholders' equity for the
       years ended December 31, 1996, 1995 and 1994                   29

     Notes to financial statements                                   30-47

     Report of independent accountants                                48


   (a) (2)  Financial Statement Schedules:

Included in Part IV of this report:

     Report and consent of independent accountants                    58

       II - Valuation and qualifying accounts and reserves            59


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

   11     Computation of Earnings Per Share.

   21     List of Subsidiaries.

   23 Consent of Coopers & Lybrand, independent accountants, is contained on page 58 of this report.

*  27     Financial Data Schedule


* Securities and Exchange Commission and New York Stock Exchange copies only.

(b)     Reports on Form 8-K

          Form 8-K dated January 21, 1997

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


Dated: March 28, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                         Date
---------                       -----                         ----

Peter R. Kann
--------------------------      Chairman of the Board         March 28, 1997
                                Chief Executive Officer

Kenneth L. Burenga
--------------------------      President                     March 28, 1997
                                Chief Operating Officer

Kevin J. Roche
--------------------------      Vice President/Finance        March 28, 1997
                                Chief Financial Officer

Carl M. Valenti
--------------------------      Director                      March 28, 1997


James H. Ottaway Jr.
--------------------------      Director                      March 28, 1997

Signature                       Title                         Date
---------                       -----                         ----


Richard D. Wood
---------------------------     Director                      March 28, 1997


Irvine O. Hockaday Jr.
---------------------------     Director                      March 28, 1997


Jane C. MacElree
---------------------------     Director                      March 28, 1997


Donald E. Petersen
---------------------------     Director                      March 28, 1997


William C. Cox Jr.
---------------------------     Director                      March 28, 1997


James Q. Riordan
---------------------------     Director                      March 28, 1997


Christopher Bancroft
---------------------------     Director                      March 28, 1997


Warren H. Phillips
---------------------------     Director                      March 28, 1997


David K. P. Li
---------------------------     Director                      March 28, 1997


Rand V. Araskog
---------------------------     Director                      March 28, 1997


Vernon E. Jordan Jr.
---------------------------     Director                      March 28, 1997

      INDEPENDENT ACCOUNTANTS' REPORT ON FINANCIAL STATEMENT SCHEDULES
                           -----------------------

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

Our report on the consolidated financial statements of Dow Jones & Company, Inc. and its Subsidiaries is included on page 48 of this 1996 Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 53 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                            COOPERS & LYBRAND L.L.P.



New York, New York
January 19, 1997




                     CONSENT OF INDEPENDENT ACCOUNTANTS
                           -----------------------

We consent to the incorporation by reference in the Registration Statements on Form S-3 (File No. 333-2071) and Form S-8 (File Nos. 2-72684, 2-95540,
33-35211, 33-45962, 33-45963, 33-49311 and 33-55079) of Dow Jones & Company,
Inc. of our report dated January 19, 1997 appearing on page 48 of this 1996 Form 10-K. We also consent to the incorporation by reference of our report on the financial statement schedules, which appears above.




                                            COOPERS & LYBRAND L.L.P.



New York, New York
March 28, 1997

                                                               PAGE 59

                                                                                                             Schedule II
                                                      DOW JONES & COMPANY, INC.
                                                         and its Subsidiaries

                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         for the years ended December 31, 1996, 1995 and 1994

                                                            (in thousands)


                                                             Additions
                                                     ------------------------
                                        Balance at   Charged to     Charged                        Balance
                                        Beginning     Cost and      to Other                       at End
               Description              of Period     Expenses     Accounts(A)  Deductions(B)     of Period
               -----------              ---------    ---------     ----------   ------------      ---------
Year ended December 31, 1996:
  Reserves deducted from assets -
    allowance for doubtful accounts      $13,402        $8,827        $4,062       $10,057         $16,234
                                         =======        ======        ======       =======         =======


Year ended December 31, 1995:
  Reserves deducted from assets -
    allowance for doubtful accounts      $14,870        $6,176        $3,572       $11,216         $13,402
                                         =======        ======        ======       =======         =======

Year ended December 31, 1994:
  Reserves deducted from assets -
    allowance for doubtful accounts      $14,548        $7,169        $2,002       $ 8,849         $14,870
                                         =======        ======        ======       =======         =======


Notes:
  (A)  Recoveries of accounts previously written off and reductions of revenue.
  (B)  Accounts written off as uncollectible and credits issued to customers.