Form 10-Q
period 1997-03-31
DOW JONES & CO INC
filed 1997-05-14
CIK 29924

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997


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

     The number of shares outstanding of each of the issuer's classes of common stock on March 31, 1997: 74,111,983 shares of Common Stock and 21,632,787 shares of Class B Common Stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                           CONDENSED CONSOLIDATED
                            STATEMENTS OF INCOME

                          Dow Jones & Company, Inc.

                                                     Quarters Ended March 31
============================================================================
(in thousands except
per share amounts)                                      1997            1996
----------------------------------------------------------------------------
REVENUES:
Information services                                $265,977        $278,359
Advertising                                          228,472         193,479
Circulation and other                                111,514         112,996
----------------------------------------------------------------------------
  Total revenues                                     605,963         584,834
----------------------------------------------------------------------------
EXPENSES:
News, operations and development                     210,663         194,722
Selling, administrative and general                  212,945         195,923
Newsprint                                             33,619          44,904
Second class postage and carrier delivery             27,643          26,626
Depreciation and amortization                         58,931          53,707
----------------------------------------------------------------------------
  Operating expenses                                 543,801         515,882
----------------------------------------------------------------------------
  Operating income                                    62,162          68,952

OTHER INCOME (DEDUCTIONS):
Investment income                                        806           1,087
Interest expense                                      (4,801)         (3,744)
Equity in (losses) earnings of associated companies  (12,693)          1,666
Other, net                                             6,030             253
----------------------------------------------------------------------------
Income before income taxes and minority interests     51,504          68,214
Income taxes                                          26,009          32,346
----------------------------------------------------------------------------
Income before minority interests                      25,495          35,868
Minority interests in (earnings) losses
 of subsidiaries                                         (96)          1,757
----------------------------------------------------------------------------
NET INCOME                                          $ 25,399        $ 37,625
============================================================================
PER SHARE:
Net income                                              $.27            $.39
Cash dividends                                           .24             .24
============================================================================
Weighted-average shares outstanding                   95,570          97,435
============================================================================
See notes to condensed consolidated financial statements.

                                   PAGE 3

                           CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                          Dow Jones & Company, Inc.

                                                 Three Months Ended March 31
============================================================================
(in thousands)                                          1997            1996
----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                          $ 25,399        $ 37,625
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                         58,931          53,707
Changes in assets and liabilities                     31,180          16,144
Other, net                                             8,187           6,816
----------------------------------------------------------------------------
  Net cash provided by operating activities          123,697         114,292
----------------------------------------------------------------------------
INVESTING ACTIVITIES:
Additions to plant and property                      (66,207)        (49,138)
Businesses and investments acquired, net of
 cash received                                        (7,247)        (18,381)
Other, net                                             8,751           4,369
----------------------------------------------------------------------------
  Net cash used in investing activities              (64,703)        (63,150)
----------------------------------------------------------------------------
FINANCING ACTIVITIES:
Cash dividends                                       (22,926)        (23,385)
Reduction of long-term debt                          (32,900)        (46,843)
Other, net                                             8,172          11,041
----------------------------------------------------------------------------
  Net cash used in financing activities              (47,654)        (59,187)
----------------------------------------------------------------------------
Effect of exchange rate changes on cash                 (611)            258
----------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents      10,729          (7,787)
Cash and cash equivalents at beginning of year         6,769          13,667
----------------------------------------------------------------------------
Cash and cash equivalents at March 31               $ 17,498        $  5,880
============================================================================
See notes to condensed consolidated financial statements.

                                   PAGE 4

                           CONDENSED CONSOLIDATED
                               BALANCE SHEETS

                          Dow Jones & Company, Inc.
                                                    March 31     December 31
============================================================================
(in thousands)                                          1997            1996
----------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                         $   17,498      $    6,769
Accounts receivable--trade, net                      297,159         313,205
Inventories                                            9,152          10,840
Other current assets                                  85,868          72,871
----------------------------------------------------------------------------
  Total current assets                               409,677         403,685
----------------------------------------------------------------------------
Investments in associated companies,
 at equity                                           199,128         215,478
Other investments                                    105,780          99,587

Plant and property, at cost                        2,254,040       2,219,490
Less, accumulated depreciation                     1,507,165       1,480,090
----------------------------------------------------------------------------
                                                     746,875         739,400
Excess of cost over net assets of
 businesses acquired, less amortization            1,260,826       1,272,489
Other assets                                          28,018          28,992
----------------------------------------------------------------------------
  Total assets                                    $2,750,304      $2,759,631
============================================================================

LIABILITIES:
Accounts payable and accrued liabilities          $  264,685      $  291,780
Income taxes                                          76,200          63,868
Unearned revenue                                     261,786         240,239
Current maturities of long-term debt                   5,318           5,318
----------------------------------------------------------------------------
  Total current liabilities                          607,989         601,205
Long-term debt                                       299,412         332,300
Other noncurrent liabilities                         186,169         182,133
----------------------------------------------------------------------------
  Total liabilities                                1,093,570       1,115,638
----------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stocks                                        102,181         102,181
Additional paid-in capital                           134,712         134,434
Retained earnings                                  1,604,260       1,601,787
Unrealized gain on investments                        13,892          12,353
Cumulative translation adjustment                     (7,540)         (5,896)
----------------------------------------------------------------------------
                                                   1,847,505       1,844,859
Less, treasury stock, at cost                        190,771         200,866
----------------------------------------------------------------------------
  Total stockholders' equity                       1,656,734       1,643,993
----------------------------------------------------------------------------
  Total liabilities and stockholders' equity      $2,750,304      $2,759,631
============================================================================
See notes to condensed consolidated financial statements.

                        NOTES TO FINANCIAL STATEMENTS

                          Dow Jones & Company, Inc.


1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of March 31, 1997, and December 31, 1996, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 1997 and 1996. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. The first quarter of 1997 included a gain of four cents a share from the sale of the company's American Demographics subsidiary, a publisher of information products serving the marketing industry.

3. On March 20, 1997, a federal district court jury in Houston, Texas returned a verdict against the company and one of its reporters in a libel case entitled MMAR Group, Inc. v. Dow Jones and Company, Inc. and Laura Jereski for $22.7 million in compensatory damages, and $200 million in punitive damages against the company and $20,000 in punitive damages against Ms. Jereski. This verdict exceeds the company's libel insurance coverage of $45 million. The company filed motions on March 27, 1997 with the trial court seeking judgment in favor of the company as a matter of law and for a new trial. If any portion of the verdict remains subsequent to the court's ruling on these motions, Dow Jones and Ms. Jereski anticipate that they will pursue their right to appeal to the United States Court of Appeals for the Fifth Circuit. In the opinion of management, the ultimate outcome to the company as a result of this and all other legal proceedings that have arisen will not have a material effect on the company's financial statements taken as a whole.


4.  Supplementary cash flow data:

                                                Three Months Ended March 31
===========================================================================
(in thousands)                                         1997            1996
---------------------------------------------------------------------------
Interest payments                                   $ 1,641          $  440
Income tax payments                                  13,962           8,602
===========================================================================

5. Certain of the 1996 amounts have been reclassified for comparative purposes.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FOR THE FIRST QUARTERS ENDED MARCH 31, 1997 AND 1996

     First-quarter 1997 net income was $25.4 million, or $.27 per share, a decline of $12.2 million, or 32.5%, from $37.6 million, or $.39 per share, earned in the first quarter of 1996. Included in 1997's first quarter was a gain of four cents a share from the sale of the company's American Demographics subsidiary, a publisher of information products serving the marketing industry. Excluding this nonrecurring gain, net income declined 41.8%. Operating profits at the business publishing and community newspapers segments were more than double earnings in the first quarter of 1996; however, these advances were outweighed by a considerable downturn in financial information services segment results, continued investment in television initiatives and a fall-off in equity earnings from newsprint mill partnerships.

     First-quarter operating income of $62.2 million decreased $6.8 million, or 9.8%, from 1996's first quarter. The operating margin dipped to 10.3% from 11.8% in 1996. Revenues of $606 million in the 1997 first quarter were up $21.1 million, or 3.6%. A strong surge in advertising revenue, buoyed by a 21.7% advertising linage gain at The Wall Street Journal, was partially offset by a decline in Dow Jones Markets revenue.

     Consolidated operating expenses rose $27.9 million, or 5.4%, to $543.8 million, partially the result of higher content acquisition costs, increased advertising volume-related expenses and initial expenses attributable to the revitalization plan at Dow Jones Markets. Newsprint expense declined 25%, reflecting approximately a 30% drop in newsprint prices and a 6% jump in consumption. During the last nine months of 1996, newsprint prices declined in excess of 30% from their peak in 1996's first quarter. As 1997 unfolds, the rate of decline in newsprint expense, relative to 1996, will likely narrow due to the fall-off in newsprint prices in the last three quarters of 1996 coupled with a slight rise in prices initiated in March 1997. The company employed 11,954 full-time employees at March 31, 1997, up 4.1% from 11,486 a year earlier, primarily the result of expansion of staffs at Dow Jones Markets, Dow Jones Interactive Publishing and The Wall Street Journal.


SEGMENT DATA

     The company's operations are divided into the following three segments: business publishing, financial information services and community newspapers. Business publishing contains the company's Print Publications, as well as the Dow Jones Interactive Publishing (formerly Business Information Services) and Television groups. Business publishing serves the corporate business consumer and private investor marketplaces by providing news and information in a wide variety of print and electronic media. Business publishing accounted for just over half of the company's revenues in the first quarter of 1997.

     Financial information services includes Dow Jones Markets (formerly Dow Jones Telerate) and Dow Jones' financial newswires, such as the Dow Jones News Service, the AP-Dow Jones newswires and Federal Filings. This segment serves primarily the worldwide financial services industry - including traders and brokers - with real-time business and financial news, quotes, trading systems and analytical tools. Financial information services comprised about 38% of the company's revenues in the first quarter of 1997.

     The community newspapers segment consists of the company's Ottaway Newspapers Inc. subsidiary, which publishes 19 daily newspapers in communities throughout the United States. The community newspapers segment accounted for 11% of the company's first-quarter 1997 revenue.

     The following table compares revenues and operating income for these business segments for the 1997 and 1996 quarters ended March 31:

============================================================================
                                                                  % Increase
(in thousands)                                1997         1996    (Decrease)
----------------------------------------------------------------------------
Revenues:
Business publishing                       $309,295     $278,547         11.0
Financial information services             228,633      241,752         (5.4)
Community newspapers                        68,035       64,535          5.4
----------------------------------------------------------------------------
Operating Income:
Business publishing                       $ 50,441     $ 24,334        107.3
Financial information services               7,474       46,111        (83.8)
Community newspapers                         8,373        3,797        120.5
============================================================================

BUSINESS PUBLISHING

     First-quarter operating income of $50.4 million for the business publishing segment was more than twice earnings of $24.3 million in the comparable 1996 period. The strong gain was driven by a jump in advertising volume at The Wall Street Journal and a sharp drop in newsprint prices. The operating margin for this segment rose to 16.3% from 8.7% in 1996. Revenues for the segment of $309.3 million were $30.7 million, or 11%, more than the comparable 1996 period, while expenses of $258.9 million increased only $4.6 million, or 1.8%.

     Print Publications, which includes the results of The Wall Street Journal and its international editions in Europe and Asia, Barron's as well as other periodicals, achieved a revenue increase of 12.8%. Advertising revenue from Print Publications soared 21% benefiting from an advertising linage gain of 21.7% for The Wall Street Journal. Such a strong increase in advertising linage is not expected in subsequent quarters of 1997 due to more difficult comparisons. The Journal posted linage gains near 20% in each of the last three quarters of 1996 relative to 1995.

     In terms of total advertising volume, the company's first quarter historically is not the largest. Typically, advertising volume is greater in the second and fourth quarters.

     First-quarter 1997 advertising linage for The Wall Street Journal grew robustly across all three of its major categories. General advertising linage, which comprised slightly over half of total Wall Street Journal linage, advanced 23.9% in part due to increased advertising by the automotive and personal computer industries. Financial linage, which composed about one-third of total Journal linage, grew 20.5%. Classified and other Journal linage, which constituted 15% of Journal linage, gained 17% as a result of increased real estate advertising. Barron's national advertising pages were up 9.1%. Advertising revenue for international print publications, including the Asian and European Wall Street Journals and the Far Eastern Economic Review, grew 5.2%.

     Circulation revenue for Print Publications dipped 1.3% from the like 1996 quarter, largely due to one less Journal publishing day this quarter and a slight decline in its circulation. In January 1997, the annual subscription price for The Wall Street Journal was raised 6.7% to $175. However, the resultant revenue increase generally takes effect as subscription renewals occur throughout the year. The Journal's annual subscription price was last raised in January 1995. Average circulation in the first three months of 1997 for The Wall Street Journal was 1,827,000, down 0.7% from 1996's first quarter. Barron's average circulation of 301,000 for the first three months of 1997 was flat relative to its circulation in the comparable 1996 period. Combined circulation for the Asian and European Journals increased about 4% to 119,000. Print Publications expenses were held to a 1% increase as higher costs associated with advertising volume were tempered by a roughly 30% decline in newsprint prices.

     Dow Jones Interactive Publishing revenues grew 5.4%, largely the result of higher advertising and subscription revenues for The Wall Street Journal Interactive Edition. The Interactive Journal, which was limited to paying subscribers in the latter part of 1996, had some 90,000 subscribers at the end of March 1997. Expenses for the Dow Jones Interactive Publishing group rose 18.5% chiefly due to an increase in third-party content costs and Interactive Journal operations.

     Within the business publishing segment, operating losses from the Television group shrank by $2.5 million versus the first quarter of 1996. The improvement was largely attributable to discontinuing the Dow Jones Investor Network in January 1997. Total pretax losses due to worldwide television ventures, including equity losses from initiatives in the U.S. and Asia as well as operating losses from European Business News, were $18.9 million versus losses of $10.6 million a year earlier. The first quarter of 1997 was negatively affected by start-up losses of WBIS+, the company's half-owned New York television station.

     The number of full-time employees in the business publishing segment increased 3.9% from March 31, 1996 due to the expansion of Dow Jones Interactive Publishing and Wall Street Journal staffs.

FINANCIAL INFORMATION SERVICES

     In 1997's first quarter, financial information services segment operating income declined $38.6 million, or 83.8%, to $7.5 million. Excluding a $4.9 million adverse effect from foreign currency exchange rate fluctuations, operating income dropped 73.2%. The operating margin for this segment fell to 3.3% from 19.1% in the like 1996 quarter. Earnings for the quarter were negatively affected by a significant downturn in Dow Jones Markets results.

     In early 1997, the company launched a plan to revitalize Dow Jones Markets with a $650 million investment program over the next three to four years. The company plans on expanding and improving its news, real-time prices, historical data, analytical products and third-party services to become a more competitive vendor in the fixed income, equities, foreign exchange and commodities markets as well as the areas of transactional services and risk management. Additionally, the company is developing a distribution infrastructure based on standard Internet protocols which is expected to be more flexible than the current page-based system.

     Financial information services revenue decreased $13.1 million, or 5.4%, to $228.6 million, with more than half of the decline due to unfavorable swings in foreign exchange. A Dow Jones Markets revenue decline of 8.1%, or 4.5% excluding foreign exchange, more than offset a 9.1% revenue gain from the company's newswires. The decline in Dow Jones Markets revenue was in part the result of strong competitive pressures. Domestic revenues for this segment dipped 1.8%, and revenues from foreign operations fell 7.7%, or 2.8% excluding adverse changes in foreign currency exchange rates. The company anticipates segment revenue for the full year to be down modestly relative to 1996.

     Operating expenses for the financial information services segment of $221.1 million were up $25.5 million, or 13%, in the first quarter of 1997. Excluding the effect of foreign currency exchange rate fluctuations, operating expenses would have increased 14.2%. The rise was primarily due to an increase in third-party content costs, expanded news coverage, heightened sale efforts and expenses for the revitalization plan. At March 31, 1997, the number of full-time employees in this segment was up roughly 8% from a year earlier, largely due to expanded news, sales and development staffs.


COMMUNITY NEWSPAPERS

     First-quarter 1997 operating income at the community newspapers segment of $8.4 million more than doubled income of $3.8 million in the like 1996 quarter. The segment's operating margin rose to 12.3% from 5.9% a year ago. Community newspapers revenue of $68 million climbed $3.5 million, or 5.4%. Advertising revenue rose 6.7% due to modest rate increases and a 2.2% rise in advertising linage. Circulation revenue grew 3.2% from the first quarter of 1996 as a result of rate increases. Operating expenses of $59.6 million dropped $1 million, or 1.8%, from 1996's first quarter as a 27% decline in newsprint expense benefited this segment's first quarter 1997 results.

OTHER INCOME/DEDUCTIONS

     Interest expense in 1997's first three months increased $1.1 million, or 28.2%, from the first quarter of 1996. Long-term debt outstanding, including current maturities, at March 31, 1997, was $304.7 million compared with $212.4 million a year earlier and $337.6 million at year-end 1996. The debt-to-equity ratio at March 31, 1997 was 18.4% compared with 20.5% at the end of 1996.

     The company's share of losses from associated companies was $12.7 million in the first quarter of 1997, a negative swing of $14.4 million from earnings of $1.7 million a year earlier. A $6.3 million fall-off in earnings from newsprint mill partnerships, due to lower newsprint prices, and losses from WBIS+, the company's New York television station jointly owned with ITT Corp., contributed to the negative swing in equity results.

     Other income in 1997's first quarter was up $5.8 million from the first quarter of 1996. Other income for the first quarter of 1997 included a pretax gain of $6.2 million from the sale of the company's American Demographics subsidiary.


INCOME TAXES

     The effective income tax rate for the first quarter of 1997 was 50.5% compared with 47.4% a year earlier. The higher effective tax rate in 1997 was the result of the greater impact of nondeductible goodwill amortization on lower pretax earnings.


FINANCIAL POSITION

     In the first three months of 1997, funds provided by operations were $123.7 million, which was up $9.4 million from the $114.3 million generated in the comparable 1996 period. The increase was largely due to improved collections of accounts receivables. During 1997's first quarter, the company paid cash dividends of $22.9 million, funded capital expenditures of $66.2 million and invested $7.2 million in equity ventures. The company also paid down $32.9 million of its commercial paper debt.

     On May 12, 1997, the company and ITT Corp. entered into an agreement to sell WBIS+'s broadcast license and equipment to Paxson Communications Corp. ("Paxson") for $257.5 million. At least $250 million of the consideration will be paid in cash, while, at Paxson's discretion, $7.5 million may be paid in the form of Paxson common stock or cash. The sale, which is subject to obtaining necessary regulatory approvals, is anticipated to be finalized by the end of 1997. WBIS+ is expected to continue its business and sports programming up to June 29, 1997, after which Paxson will provide interim programming until the sale can be consummated.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis and other sections of this Form 10-Q include forward-looking statements that reflect the company's current expectations concerning future results and events. The words "expects," "intends," "plans," "believes," "anticipates," "likely," "will," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Some important factors that might cause such a difference include, but are not limited to, the company's ability to achieve and implement the planned enhancements of Dow Jones Markets' products and services on a timely and cost-effective basis and customer acceptance of those products and services; rapid technological changes and frequent new product introductions prevalent in the financial information services and electronic publishing industries; product obsolescence due to advances in technology and shifts in market demand; competition from increased availability of financial information, including through the Internet, and resulting price pressures; business conditions (growth or consolidation) in the financial services and banking industries; economic and stock market conditions, particularly in the U.S., Europe and Japan, and their impact on advertising sales and sales of the company's products and services; cost of newsprint; adverse verdicts in legal proceedings, including libel actions; risks associated with the development of television channels in competitive foreign markets, including the company's ability to produce or obtain desired programming, to sell advertising time at desired rates, to achieve sufficient distribution and to attract audiences; risks associated with foreign operations, including currency and political risks; and such other risk factors as may have been or may be included from time to time in the company's reports filed with the Securities and Exchange Commission.


PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     MMAR GROUP, INC. V. DOW JONES & COMPANY, INC. AND LAURA JERESKI is a libel case brought by a defunct bond brokerage firm against the company and one of its reporters in October 1994 in the United States District Court for the Southern District of Texas. The plaintiff alleged that it had gone out of business as a result of an October 1993 article in The Wall Street Journal that sought to describe MMAR's business and its dealings with the Louisiana State Employees Retirement System. On March 20, 1997, a federal district court jury in Houston, Texas returned a verdict against the company and Ms. Jereski for $22.7 million in compensatory damages, $200 million in punitive damages against the company and $20,000 in punitive damages against Ms. Jereski. On March 27, 1997, the company and Ms. Jereski filed motions with the trial court seeking judgment in favor of the company as a matter of law and for a new trial. If any portion of the verdict remains subsequent to the court's ruling on these motions, Dow Jones and Ms. Jereski anticipate that they will pursue their right to appeal to the United States Court of Appeals for the Fifth Circuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders on April 16, 1997, there were represented in person or by proxy 63,771,482 shares of Common Stock (carrying one vote per share) and 20,241,535 shares of Class B Common Stock (carrying ten votes per share). At the Annual Meeting:

     1) the holders of the Common Stock, voting separately as a class, elected as directors:

                                    FOR          VOTES WITHHELD

     Harvey Golub                60,635,295           3,136,187
     David K.P. Li               52,007,930          11,763,552
     William C. Steere, Jr.      60,322,585           3,448,897


     2) the holders of the Common Stock and the Class B Common Stock, voting together, elected as directors:

                                    FOR          VOTES WITHHELD

     Leslie Hill                255,945,503          10,241,329
     Jane C. MacElree           252,138,377          14,048,455
     Frank N. Newman            259,937,961           6,248,871
     James H. Ottaway, Jr.      255,018,236          11,168,596
     3) the holders of the Common Stock and the Class B Common Stock, voting together, approved the adoption of the Dow Jones 1997 Long Term Incentive Plan by a vote of 255,300,189 votes in favor; 10,546,284 votes against and 340,359 abstentions.

     4) the holders of the Common Stock and the Class B Common Stock, voting together, failed to approve a stockholder proposal to evaluate the performance of the chief executive officer by a vote of 229,923,721 votes against; 29,394,225 votes in favor; 1,333,854 abstentions and 5,535,032 broker non-votes.

     In addition, the following directors continued in office after the meeting: Rand V. Araskog, Christopher Bancroft, Kenneth L. Burenga, William
C. Cox, Jr., Irvine O. Hockaday, Jr., Vernon E. Jordan, Jr., Peter R. Kann and James Q. Riordan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits filed:

Exhibit
Number               Document
-------              --------

  10      Dow Jones 1997 Long Term Incentive Plan is hereby incorporated by reference to Appendix A to Dow Jones' 1997 Proxy Statement.

* 27      Financial Data Schedule

* Securities and Exchange Commission and New York Stock Exchange copies only.


    (b)  Reports on Form 8-K:

          On a Form 8-K, dated January 21, 1997, under Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, Dow Jones filed copies of two press releases that the company had issued on January 20, 1997.

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



                                              DOW JONES & COMPANY, INC.
                                              -------------------------
                                                    (Registrant)


Date:  May 14, 1997                          By    Thomas G. Hetzel
                                                 ----------------------
                                                      Comptroller
                                              (Chief Accounting Officer)