Form 10-Q
period 1997-06-30
DOW JONES & CO INC
filed 1997-08-11
CIK 29924

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997


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

     The number of shares outstanding of each of the issuer's classes of common stock on June 30, 1997: 74,346,756 shares of Common Stock and 21,607,145 shares of Class B Common Stock.

                                          PAGE 2
PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                                   CONDENSED CONSOLIDATED
                                    STATEMENTS OF INCOME

                                  Dow Jones & Company, Inc.

                                                  Quarters Ended          Six Months Ended
                                                         June 30                   June 30
==========================================================================================
(in thousands except
per share amounts)                               1997       1996           1997       1996
------------------------------------------------------------------------------------------
REVENUES:
Information services                         $269,162   $278,199     $  535,139 $  556,558
Advertising                                   256,626    238,315        485,098    431,794
Circulation and other                         114,956    114,123        226,470    227,119
------------------------------------------------------------------------------------------
  Total revenues                              640,744    630,637      1,246,707  1,215,471
------------------------------------------------------------------------------------------
EXPENSES:
News, operations and development              213,942    202,712        424,605    397,434
Selling, administrative and general           221,601    208,669        434,546    404,592
Newsprint                                      38,041     45,881         71,660     90,785
Second class postage and carrier delivery      28,426     27,343         56,069     53,969
Depreciation and amortization                  60,707     53,940        119,638    107,647
------------------------------------------------------------------------------------------
  Operating expenses                          562,717    538,545      1,106,518  1,054,427
------------------------------------------------------------------------------------------
  Operating income                             78,027     92,092        140,189    161,044

OTHER INCOME (DEDUCTIONS):
Investment income                                 954      1,012          1,760      2,099
Interest expense                               (5,151)    (3,733)        (9,952)    (7,477)
Equity in (losses) earnings
 of associated companies                       (4,794)     3,094        (17,487)     4,760
Other, net                                     (1,698)    (1,413)         4,332     (1,160)
------------------------------------------------------------------------------------------
Income before income taxes and
 minority interests                            67,338     91,052        118,842    159,266
Income taxes                                   32,264     40,847         58,273     73,193
------------------------------------------------------------------------------------------
Income before minority interests               35,074     50,205         60,569     86,073
Minority interests in
 (earnings) losses of subsidiaries               (168)     1,820           (264)     3,577
------------------------------------------------------------------------------------------
NET INCOME                                   $ 34,906   $ 52,025     $   60,305 $   89,650
==========================================================================================
PER SHARE:
Net income                                       $.36       $.54           $.63       $.92
Cash dividends declared                           .48        .48            .72        .72
==========================================================================================
Weighted-average shares outstanding            95,821     97,118         95,688     97,238
==========================================================================================
See notes to condensed consolidated financial statements.


                           CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                          Dow Jones & Company, Inc.


                                                   Six Months Ended June 30
===========================================================================
(in thousands)                                         1997            1996
---------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                         $ 60,305        $ 89,650
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                       119,638         107,647
Changes in assets and liabilities                    22,068         (20,109)
Other, net                                           16,001           1,721
---------------------------------------------------------------------------
  Net cash provided by operating activities         218,012         178,909
---------------------------------------------------------------------------
INVESTING ACTIVITIES:
Additions to plant and property                    (144,818)       (101,576)
Businesses and investments acquired,
 net of cash received                               (39,263)        (27,857)
Other, net                                           21,970           6,599
---------------------------------------------------------------------------
  Net cash used in investing activities            (162,111)       (122,834)
---------------------------------------------------------------------------
FINANCING ACTIVITIES:
Cash dividends                                      (45,914)        (46,771)
Increase in long-term debt                           32,310          44,707
Reduction of long-term debt                         (32,900)        (46,843)
Purchase of treasury stock                                          (26,699)
Other, net                                           16,101          18,280
---------------------------------------------------------------------------
  Net cash used in financing activities             (30,403)        (57,326)
---------------------------------------------------------------------------
Effect of exchange rate changes on cash                (322)           (238)
---------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents     25,176          (1,489)
Cash and cash equivalents at beginning of year        6,769          13,667
---------------------------------------------------------------------------
Cash and cash equivalents at June 30               $ 31,945        $ 12,178
===========================================================================
See notes to condensed consolidated financial statements.


                           CONDENSED CONSOLIDATED
                               BALANCE SHEETS

                          Dow Jones & Company, Inc.
                                                    June 30     December 31
===========================================================================
(in thousands)                                         1997            1996
---------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                        $   31,945      $    6,769
Accounts receivable--trade, net                     294,620         313,205
Inventories                                           7,642          10,840
Other current assets                                 76,659          72,871
---------------------------------------------------------------------------
  Total current assets                              410,866         403,685
---------------------------------------------------------------------------
Investments in associated companies,
 at equity                                          190,599         215,478
Other investments                                    98,348          99,587

Plant and property, at cost                       2,321,225       2,219,490
Less, accumulated depreciation                    1,545,985       1,480,090
---------------------------------------------------------------------------
                                                    775,240         739,400
Excess of cost over net assets of
 businesses acquired, less amortization           1,273,021       1,272,489
Other assets                                         34,188          28,992
---------------------------------------------------------------------------
  Total assets                                   $2,782,262      $2,759,631
===========================================================================

LIABILITIES:
Accounts payable and accrued liabilities         $  292,241      $  291,780
Income taxes                                         63,901          63,868
Unearned revenue                                    250,256         240,239
Current maturities of long-term debt                  5,318           5,318
---------------------------------------------------------------------------
  Total current liabilities                         611,716         601,205
Long-term debt                                      331,735         332,300
Other noncurrent liabilities                        192,634         182,133
---------------------------------------------------------------------------
  Total liabilities                               1,136,085       1,115,638
---------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stocks                                       102,181         102,181
Additional paid-in capital                          135,033         134,434
Retained earnings                                 1,593,149       1,601,787
Unrealized gain on investments                        6,595          12,353
Cumulative translation adjustment                    (6,991)         (5,896)
---------------------------------------------------------------------------
                                                  1,829,967       1,844,859
Less, treasury stock, at cost                       183,790         200,866
---------------------------------------------------------------------------
  Total stockholders' equity                      1,646,177       1,643,993
---------------------------------------------------------------------------
  Total liabilities and stockholders' equity     $2,782,262      $2,759,631
===========================================================================
See notes to condensed consolidated financial statements.

                        NOTES TO FINANCIAL STATEMENTS

                          Dow Jones & Company, Inc.


1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of June 30, 1997, and December 31, 1996, and the consolidated results of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and the consolidated cash flows for the six-month periods then ended. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. The first quarter of 1997 included a gain of four cents a share from the sale of the company's American Demographics subsidiary, a publisher of information products serving the marketing industry.

3. On June 17, 1997, the company purchased Indepth Data Inc., a provider of comprehensive historical and real-time information on fixed-income instruments.

4. In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" was issued and is effective for financial statements issued after December 15, 1997. SFAS 128 modifies the standards for computing and presenting earnings per share ("EPS"). The statement requires the dual presentation of a basic EPS, which is consistent with the company's current EPS calculation, and a diluted EPS on the face of the income statement. The company does not expect the adoption of SFAS 128 to have a material effect on EPS.

5.  Supplementary cash flow data:

                                                   Six Months Ended June 30
===========================================================================
(in thousands)                                         1997            1996
---------------------------------------------------------------------------
Interest payments                                   $ 9,622         $ 6,953
Income tax payments                                  60,964          70,724
===========================================================================

6. Certain of the 1996 amounts have been reclassified for comparative purposes.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Net income for the second quarter of 1997 was $34.9 million, or $.36 per share, a fall-off of 32.9% from the $52 million, or $.54 per share, earned in 1996's second quarter. A considerable downturn in financial information services profits, as well as a decline in equity results from newsprint mill affiliates and television partnerships, more than offset strong operating income advancements at the business publishing and community newspapers segments.

     In early 1997, the company launched a plan to revitalize its Dow Jones Markets business unit, which is the major component of the financial information services segment, with a $650 million investment program over a three to four year period. This revitalization program, coupled with worsening results from Dow Jones Markets, are expected to have a significant adverse effect on consolidated earnings in 1997 and 1998.

     For the first six months of 1997, net income of $60.3 million, or $.63 per share, was down $29.4 million, or 32.7%, from net income of $89.7 million, or $.92 per share, in 1996. Earnings in 1997 included a gain of four cents per share from the first quarter sale of the company's American Demographics subsidiary, a publisher of information products serving the marketing industry. Excluding this nonrecurring item, net income fell 36.7%.

     In the second quarter of 1997, operating income declined 15.3%, to $78 million from $92.1 million in the like 1996 period. The operating margin dipped to 12.2% from 14.6% a year ago. Revenues grew $10.1 million, or 1.6%, to $640.7 million. Higher advertising revenue, principally from The Wall Street Journal, and initial revenue for licensing Dow Jones equity indexes were partially offset by a decline in Dow Jones Markets revenues.

     Second-quarter 1997 operating expenses of $562.7 million increased $24.2 million, or 4.5%, as expenses attributable to the Dow Jones Markets revitalization program and increased content costs from information providers were tempered by a drop in newsprint prices. Newsprint expense was down $7.8 million, or 17.1%, reflecting a 19% decline in the average price per ton from the second quarter of 1996. Over the second half of this year, the rate of decline in newsprint expense, relative to 1996, will likely narrow due to a modest increase in prices in 1997 and significantly lower newsprint prices in the second half of 1996.

     Operating income of $140.2 million for the first half of 1997 declined 12.9% from the $161 million earned in the first half of 1996. A fall-off in financial information services results outweighed substantial operating income gains from the business publishing and community newspapers segments. Revenues of $1.25 billion grew $31.2 million, or 2.6%, while operating expenses increased $52.1 million, or 4.9%. The company employed 12,317 full-time employees at June 30, 1997, up 5.6% from 11,661 a year earlier, as a result of increased staffing at Dow Jones Markets, The Wall Street Journal and Dow Jones Interactive Publishing.

SEGMENT DATA

     The company's operations are divided into the following three segments: business publishing, financial information services and community newspapers. Business publishing contains the company's Print Publications, as well as the Dow Jones Interactive Publishing (formerly Business Information Services) and Television groups. Business publishing serves the corporate business consumer and private investor marketplaces by providing news and information in a wide variety of print and electronic media. Business publishing accounted for just over half of the company's revenues in the first six months of 1997.

     Financial information services includes Dow Jones Markets (formerly Dow Jones Telerate); Dow Jones' financial newswires, such as the Dow Jones News Service, the AP-Dow Jones newswires and Federal Filings; and the Dow Jones Global Indexes group. This segment serves primarily the worldwide financial services industry - including traders and brokers - with real-time business and financial news, quotes, trading systems and analytical tools. Financial information services comprised about 37% of the company's revenues in the first half of 1997.

     The community newspapers segment consists of the company's Ottaway Newspapers Inc. subsidiary, which publishes 19 daily newspapers in communities throughout the United States. The community newspapers segment accounted for 12% of the company's first-half 1997 revenues.

The following table compares revenues and operating income by business segment for the quarters and six months ended June 30, 1997 and 1996:

                                                      Quarters Ended June 30
============================================================================
                                                                  % Increase
(in thousands)                                1997         1996    (Decrease)
----------------------------------------------------------------------------
Revenues:
Business publishing                       $330,626     $312,553          5.8
Financial information services             233,123      244,226         (4.5)
Community newspapers                        76,995       73,858          4.2
----------------------------------------------------------------------------
Operating Income:
Business publishing                       $ 68,134     $ 44,234         54.0
Financial information services                 169       40,275        (99.6)
Community newspapers                        15,351       12,924         18.8
============================================================================

                                                    Six Months Ended June 30
============================================================================
Revenues:
Business publishing                       $639,845     $591,100          8.2
Financial information services             461,832      485,978         (5.0)
Community newspapers                       145,030      138,393          4.8
----------------------------------------------------------------------------
Operating Income:
Business publishing                       $119,344     $ 68,568         74.1
Financial information services               6,874       86,386        (92.0)
Community newspapers                        23,724       16,721         41.9
============================================================================

BUSINESS PUBLISHING

     Second-quarter operating income of $68.1 million grew $23.9 million, or 54%, from the comparable 1996 quarter. The rise was attributable to an advertising volume gain at The Wall Street Journal and a drop-off in newsprint prices. The operating margin jumped to 20.6% from 14.2% in 1996. Revenues of $330.6 million grew $18.1 million, or 5.8%, while operating expenses fell $5.8 million, or 2.2%.

     In the second quarter, Print Publications, which includes the results of The Wall Street Journal and its international editions in Europe and Asia, Barron's as well as other periodicals, achieved a revenue increase of 5.4%. Advertising revenue from Print Publications advanced 8.4%, largely the result of an 8.3% advertising linage gain at The Wall Street Journal. General advertising linage, which comprised about 60% of total Journal linage, grew 15.9%. Financial advertising linage, which composed about 27% of Journal linage, declined 6.6%. (Financial advertising in 1996's second quarter increased 47% over the like 1995 period.) Classified and other Journal linage was up 11%. Barron's national advertising pages fell 5%. Advertising revenue for international print publications, which include the Asian and European Journals and the Far Eastern Economic Review, grew 6.4%. Expenses for Print Publications fell 3.4%, as the group benefited from lower newsprint prices.

     Dow Jones Interactive Publishing revenues advanced 7.1% in the quarter, mainly due to increased advertising and subscription revenues for The Wall Street Journal Interactive Edition. The Interactive Journal, which was limited to paying subscribers in the latter part of 1996, had over 110,000 subscribers as of June 30, 1997. Expenses for the group rose 13.8%, reflecting higher content costs from third parties and increased expenses from Interactive Journal operations. Television operating losses within the business publishing segment fell $4.5 million, the result of discontinuing the Dow Jones Investor Network in January 1997 and improved operating results from European Business News.

     Business publishing six-month operating income of $119.3 million gained $50.8 million, or 74.1%, from the comparable 1996 period, largely driven by gains from Print Publications. Business publishing revenues of $639.8 million added $48.7 million, or 8.2%, from the first half of 1996, while expenses dipped $2.1 million, or 0.4%.

     Print Publications revenues grew 8.8% in the first half of 1997. Advertising revenue climbed 13.9%, with Wall Street Journal linage up 14.2% and Barron's national advertising pages increasing 1.5%. Advertising revenue for the international publications grew 5.9%. Circulation revenue for Print Publications was relatively flat versus the first half of 1996. Average circulation for The Wall Street Journal declined about 0.9%, to 1,803,000. Average combined circulation for the Asian and European Journals rose roughly 3%, to 120,000. Barron's average circulation slipped about 1.5%, to 298,000. Print Publications expenses decreased 1.5%, as lower newsprint costs more than offset higher costs related to advertising volume.

     For the first six months of 1997, total pretax losses due to worldwide television ventures, including operating losses from European Business News, and equity losses from ventures in Asia and the U.S., were $31 million compared with losses of $21.8 million in the first half of 1996. The first half of 1997 was negatively affected by start-up losses of WBIS+, the company's half-owned New York television station which the company and its partner ITT Corp. have agreed to sell to Paxson Communications Corp.

     The number of full-time employees in the business publishing segment increased 2.2% from June 30, 1996 due to the expansion of The Wall Street Journal and Dow Jones Interactive Publishing staffs.


 FINANCIAL INFORMATION SERVICES

     Financial information services segment second-quarter operating income declined $40.1 million, or 99.6%, to roughly break-even. Excluding the $5.2 million adverse effect of fluctuations in foreign currency exchange rates, operating income would have decreased $34.9 million, or 86.8%, from 1996's second quarter. Earnings for the quarter were negatively affected by a significant downturn in Dow Jones Markets results. In particular, Dow Jones Markets revenues fell 9.2% in the second quarter, in part the result of intensifying competitive pressures over recent years.

     To address such competitive pressures, in early 1997 the company launched a revitalization program for Dow Jones Markets that intends to expand and improve Dow Jones Markets news, real-time prices, historical data, analytical products and third-party services to make it a more competitive vendor in the fixed income, equities, foreign exchange and commodities markets as well as the areas of transactional services and risk management. Additionally, the company is developing a distribution infrastructure for Dow Jones Markets based on standard Internet protocols which is expected to be more flexible than its current page-based system.

     Financial information services revenues for the quarter slipped $11.1 million, or 4.5%, to $233.1 million. Excluding fluctuations in foreign currency exchange, revenues dipped 1.2%. A Dow Jones Markets revenue decline of 9.2%, or 5.2% excluding foreign exchange, more than offset a 7.7% revenue gain from the company's newswires and initial revenue for licensing Dow Jones equity indexes. Domestic revenues for the segment were up 4.5%, due to revenue gains from financial newswires and Dow Jones Global Indexes. Foreign revenues fell 10.1%, or 4.6% excluding foreign exchange.

     Second-quarter 1997 segment operating expenses of $232.9 million climbed $29 million, or 14.2%. Excluding the effect of foreign currency exchange fluctuations, operating expenses rose 15.7%. The rise was primarily due to expenses for the revitalization program, principally related to research and development.

     For the first six months of 1997, financial information services operating income of $6.9 million dropped $79.5 million, or 92%, from the first half of 1996. Revenues decreased $24.1 million, or 5%, while expenses rose $55.4 million, or 13.9%. Excluding the effect of foreign currency exchange fluctuations in 1997, operating income would have declined $69.5 million, or 80.4%, with revenues down 1.8% and operating expenses increasing 15.2%. Dow Jones Markets revenues fell 8.6% in the first half and are expected to be down in that range for the full year.

     At June 30, 1997, the number of full-time employees in this segment was up roughly 13.3% from a year earlier, largely due to expanded staffs for the revitalization program and the acquisition of Indepth Data Inc., a provider of comprehensive historical and real-time information on fixed-income instruments.


COMMUNITY NEWSPAPERS

     The community newspapers segment's second-quarter 1997 operating income of $15.4 million increased $2.4 million, or 18.8%, compared with the like 1996 quarter. Community newspapers revenues of $77 million grew $3.1 million, or 4.2%. Advertising revenue was up 4.9% due to rate increases. Advertising linage edged up 0.2%. Circulation revenue gained 2.6% from the year-ago quarter. Operating expenses of $61.6 million rose $0.7 million, or 1.2%.

     Community newspapers operating income for the first half of 1997 grew $7 million, or 41.9%, to $23.7 million. Revenues were up $6.6 million, or 4.8%, while operating expenses were flat. Community newspapers 1997 results benefited from a decline in newsprint prices, as newsprint expense was down close to 20% in both the second quarter and in the first six months of 1997, relative to their comparable 1996 periods.


OTHER INCOME / DEDUCTIONS

     Interest expense in 1997's second quarter increased $1.4 million, or 38%, from the second quarter of 1996. For the first half of 1997, interest expense was up $2.5 million, or 33.1%, primarily reflecting a higher average debt level in 1997.

     In the second quarter of 1997, the company's share of losses from associated companies was $4.8 million, which was a negative swing of $7.9 million from earnings of $3.1 million a year ago. For the first six months of 1997, the company's share of losses from associated companies totaled $17.5 million, a downturn of $22.3 million from earnings of $4.8 million a year earlier. The negative swing in equity results in 1997 was largely due to a fall-off in newsprint mill partnership earnings and additional losses from television ventures, primarily the company's New York television station, WBIS+.

     Other income for the first half of 1997 was up $5.5 million from the comparable period last year. The first quarter of 1997 included a pretax gain of $6.2 million from the sale of the company's American Demographics subsidiary.

INCOME TAXES

     The effective income tax rate for the second quarter of 1997 increased to 47.9% from 44.9% in the second quarter a year ago. For the first six months of 1997, the effective income tax rate was 49% compared with 46% in the comparable 1996 period. The higher effective tax rates in 1997 were chiefly the result of the greater impact of nondeductible goodwill amortization on substantially lower pretax earnings.


FINANCIAL POSITION

     In the first six months of 1997, funds provided by operations of $218 million advanced $39.1 million from the $178.9 million generated in the first half of 1996. The rise in cash from operations was largely the result
of increased collections of accounts receivables.   During 1997's first
half, the company paid cash dividends of $45.9 million and funded capital expenditures of $144.8 million. The company also made investments totaling $39.3 million, consisting of the purchase of Indepth Data Inc. and investments in various equity ventures.

     On May 12, 1997, the company and ITT Corp. entered into an agreement to sell WBIS+'s broadcast license and equipment to Paxson Communications Corp. ("Paxson") for $257.5 million. At least $250 million of the consideration will be paid in cash, while, at Paxson's discretion, $7.5 million may be paid in the form of Paxson common stock or cash. The sale, which is subject to obtaining necessary regulatory approvals, is anticipated to be finalized by the end of 1997. Since June 30, 1997, Paxson has been providing interim programming as part of a time brokerage agreement. The company expects to recognize a modest gain when the sale is consummated.


ACCOUNTING PRONOUNCEMENTS

     In 1997 in addition to issuing Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is described in Note 4 to the financial statements on page 5 of this Form 10-Q, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income," and No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information."

     SFAS 130 establishes standards for the reporting and display of comprehensive income as part of a full set of financial statements. For the company, comprehensive income would include net income plus any changes during the period in certain items that are recorded directly to stockholders' equity, specifically unrealized gains/losses on investments and foreign currency translation adjustments. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

     SFAS 131 modifies the standards for reporting operating segments of the company and information to be disclosed. At this time, the company does not expect the adoption of SFAS 131 will significantly change the company's segment reporting. The statement is effective for periods beginning after December 15, 1997.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis and other sections of this Form 10-Q include forward-looking statements that reflect the company's current expectations concerning future results and events. The words "expects," "intends," "plans," "believes," "anticipates," "likely," "will," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Some important factors that might cause such a difference include, but are not limited to, the company's ability to achieve and implement the planned enhancements of Dow Jones Markets' products and services on a timely and cost-effective basis and customer acceptance of those products and services; rapid technological changes and frequent new product introductions prevalent in the financial information services and electronic publishing industries; product obsolescence due to advances in technology and shifts in market demand; competition from increased availability of financial information, including through the Internet, and resulting price pressures; business conditions (growth or consolidation) in the financial services and banking industries; economic and stock market conditions, particularly in the U.S., Europe and Japan, and their impact on advertising sales and sales of the company's products and services; cost of newsprint; adverse verdicts in legal proceedings, including libel actions; adverse decisions by federal regulators, including failure to approve the sale of WBIS+'s broadcast license or the index-related products developed by licensees of the company's equity indexes; risks associated with the development of television channels in competitive foreign markets, including the company's ability to produce or obtain desired programming, to sell advertising time at desired rates, to achieve sufficient distribution and to attract audiences; risks associated with foreign operations, including currency and political risks; and such other risk factors as may have been or may be included from time to time in the company's reports filed with the Securities and Exchange Commission.


PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     MMAR GROUP, INC. V. DOW JONES & COMPANY, INC. AND LAURA JERESKI is a libel case brought by a defunct bond brokerage firm against the company and one of its reporters in October 1994 in the United States District Court for the Southern District of Texas. The plaintiff alleged that it had gone out of business as a result of an October 1993 article in The Wall Street Journal that sought to describe MMAR's business and its dealings with the Louisiana State Employees Retirement System. On March 20, 1997, a federal district court jury in Houston, Texas returned a verdict against the company and Ms. Jereski for $22.7 million in compensatory damages, $200 million in punitive damages against the company and $20,000 in punitive damages against Ms. Jereski. On May 23, the District Judge issued a judgment on the verdict accepting the jury's award of $22.7 million in compensatory damages against the company and Ms. Jereski and the $20,000 punitive damages award against Ms. Jereski, but rejecting the jury's award of punitive damages against the company in its entirety. The amount of the judgment, $22.72 million, plus pre- and post-judgment interest on that amount, is well below the company's libel insurance coverage of $45 million. The company filed a motion on June 7, 1997 with the trial court renewing its request for judgment in favor of the company as a matter of law, for a new trial, or for remittitur of the compensatory damages award to less than $2 million. If any portion of the verdict remains subsequent to the court's ruling on these motions, Dow Jones and Ms. Jereski anticipate that they will pursue their right to appeal to the United States Court of Appeals for the Fifth Circuit.


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



                                              DOW JONES & COMPANY, INC.
                                              -------------------------
                                                    (Registrant)



Date:  August 11, 1997                      By     Thomas G. Hetzel
                                                 ----------------------
                                                     Comptroller
                                               (Chief Accounting Officer)