Form 10-Q
period 1997-09-30
DOW JONES & CO INC
filed 1997-11-07
CIK 29924

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997


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

     The number of shares outstanding of each of the issuer's classes of common stock on September 30, 1997: 74,715,754 shares of Common Stock and 21,591,071 shares of Class B Common Stock.

                                          PAGE 2
PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements


                                   CONDENSED CONSOLIDATED
                                    STATEMENTS OF INCOME

                                  Dow Jones & Company, Inc.

                                                  Quarters Ended         Nine Months Ended
                                                    September 30              September 30
==========================================================================================
(in thousands except
per share amounts)                               1997       1996           1997       1996
------------------------------------------------------------------------------------------
REVENUES:
Information services                         $286,911   $276,822     $  822,050 $  833,380
Advertising                                   235,180    202,900        720,278    634,694
Circulation and other                         114,235    115,149        340,705    342,268
------------------------------------------------------------------------------------------
  Total revenues                              636,326    594,871      1,883,033  1,810,342
------------------------------------------------------------------------------------------
EXPENSES:
News, operations and development              225,841    205,879        650,446    603,313
Selling, administrative and general           223,219    208,706        657,765    613,298
Newsprint                                      36,485     36,573        108,145    127,358
Second class postage and carrier delivery      27,690     26,746         83,759     80,715
Depreciation and amortization                  62,097     54,695        181,735    162,342
------------------------------------------------------------------------------------------
  Operating expenses                          575,332    532,599      1,681,850  1,587,026
------------------------------------------------------------------------------------------
  Operating income                             60,994     62,272        201,183    223,316

OTHER INCOME (DEDUCTIONS):
Investment income                                 803        976          2,563      3,075
Interest expense                               (4,970)    (5,206)       (14,922)   (12,683)
Equity in (losses) earnings of
 associated companies                          (4,544)    (3,310)       (22,031)     1,450
Other, net                                       (712)    14,966          3,620     13,806
------------------------------------------------------------------------------------------
Income before income taxes and
 minority interests                            51,571     69,698        170,413    228,964
Income taxes                                   24,549     30,536         82,822    103,729
------------------------------------------------------------------------------------------
Income before minority interests               27,022     39,162         87,591    125,235
Minority interests in (earnings)
 losses of subsidiaries                          (144)     1,514           (408)     5,091
------------------------------------------------------------------------------------------
NET INCOME                                   $ 26,878   $ 40,676     $   87,183 $  130,326
==========================================================================================
PER SHARE:
Net income                                       $.28       $.42           $.91      $1.34
Cash dividends declared                                                     .72        .72
==========================================================================================
Weighted-average shares outstanding            96,124     96,725         95,836     97,054
==========================================================================================
See notes to condensed consolidated financial statements.


                           CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                          Dow Jones & Company, Inc.


                                             Nine Months Ended September 30
===========================================================================
(in thousands)                                         1997            1996
---------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                         $ 87,183       $ 130,326
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                       181,735         162,342
Changes in assets and liabilities                    62,232           2,862
Other, net                                           20,584          (8,081)
---------------------------------------------------------------------------
  Net cash provided by operating activities         351,734         287,449
---------------------------------------------------------------------------
INVESTING ACTIVITIES:
Additions to plant and property                    (246,701)       (168,482)
Businesses and investments acquired,
 net of cash received                               (55,288)       (134,154)
Disposition of businesses and investments             5,784          23,855
Other, net                                           18,299           9,744
---------------------------------------------------------------------------
  Net cash used in investing activities            (277,906)       (269,037)
---------------------------------------------------------------------------
FINANCING ACTIVITIES:
Cash dividends                                      (68,982)        (69,970)
Increase in long-term debt                           32,310         137,608
Reduction of long-term debt                         (41,711)        (65,811)
Purchase of treasury stock                                          (48,186)
Other, net                                           25,774          26,012
---------------------------------------------------------------------------
  Net cash used in financing activities             (52,609)        (20,347)
---------------------------------------------------------------------------
Effect of exchange rate changes on cash                 (30)           (662)
---------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents     21,189          (2,597)
Cash and cash equivalents at beginning of year        6,769          13,667
---------------------------------------------------------------------------
Cash and cash equivalents at September 30          $ 27,958        $ 11,070
===========================================================================
See notes to condensed consolidated financial statements.

                           CONDENSED CONSOLIDATED
                               BALANCE SHEETS

                          Dow Jones & Company, Inc.
                                               September 30     December 31
===========================================================================
(in thousands)                                         1997            1996
---------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                        $   27,958      $    6,769
Accounts receivable--trade, net                     280,808         313,205
Inventories                                          10,315          10,840
Other current assets                                 77,452          72,871
---------------------------------------------------------------------------
  Total current assets                              396,533         403,685
---------------------------------------------------------------------------
Investments in associated companies,
 at equity                                          194,821         215,478
Other investments                                    97,022          99,587

Plant and property, at cost                       2,399,905       2,219,490
Less, accumulated depreciation                    1,577,461       1,480,090
---------------------------------------------------------------------------
                                                    822,444         739,400
Excess of cost over net assets of
 businesses acquired, less amortization           1,266,962       1,272,489
Other assets                                         36,078          28,992
---------------------------------------------------------------------------
  Total assets                                   $2,813,860      $2,759,631
===========================================================================

LIABILITIES:
Accounts payable and accrued liabilities         $  290,552      $  291,780
Income taxes                                         60,038          63,868
Unearned revenue                                    254,393         240,239
Current maturities of long-term debt                  5,318           5,318
---------------------------------------------------------------------------
  Total current liabilities                         610,301         601,205
Long-term debt                                      322,936         332,300
Other noncurrent liabilities                        197,657         182,133
---------------------------------------------------------------------------
  Total liabilities                               1,130,894       1,115,638
---------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stocks                                       102,181         102,181
Additional paid-in capital                          135,387         134,434
Retained earnings                                 1,619,988       1,601,787
Unrealized gain on investments                        5,818          12,353
Cumulative translation adjustment                    (8,731)         (5,896)
---------------------------------------------------------------------------
                                                  1,854,643       1,844,859
Less, treasury stock, at cost                       171,677         200,866
---------------------------------------------------------------------------
  Total stockholders' equity                      1,682,966       1,643,993
---------------------------------------------------------------------------
  Total liabilities and stockholders' equity     $2,813,860      $2,759,631
===========================================================================
See notes to condensed consolidated financial statements.

                        NOTES TO FINANCIAL STATEMENTS

                          Dow Jones & Company, Inc.


1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of September 30, 1997, and December 31, 1996, and the consolidated results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the consolidated cash flows for the nine-month periods then ended. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. The first quarter of 1997 included a gain of four cents per share from the sale of the company's American Demographics subsidiary, a publisher of information products serving the marketing industry. Net income in the third quarter of 1997 included a net enhancement of 11 cents per share from certain one-time fees received from licensing The Dow Jones Averages.

3. On June 17, 1997, the company purchased Indepth Data Inc., a provider of comprehensive historical and real-time information on fixed-income instruments.

4.  Supplementary cash flow data:

                                             Nine Months Ended September 30
===========================================================================
(in thousands)                                         1997            1996
---------------------------------------------------------------------------
Interest payments                                  $ 11,441        $  9,354
Income tax payments                                  88,491         121,908
============================================================================

5. Certain of the 1996 amounts have been reclassified for comparative purposes.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Net income for the third quarter of 1997 was $26.9 million, or $.28 per share, a decline of 33.9% from the $40.7 million, or $.42 per share, earned in 1996's third quarter. Earnings in 1997's third quarter were enhanced $10.6 million, or 11 cents per share, from certain one-time fees received for licensing The Dow Jones Averages. The third quarter of 1996 included a gain of $8.8 million, or nine cents per share, from the sale of the company's interest in Press-Enterprise Co. Excluding these one-time items,
net income fell 49% from a year ago.   The drop in earnings is primarily due
to investment spending and declining operating results at Dow Jones Markets, partially offset by improved results in the business publishing segment.

     In early 1997, the company launched a $650 million investment program to revitalize Dow Jones Markets over a three to four year period. Expenses from this program, combined with declining results at Dow Jones Markets, are expected to have a substantial adverse effect on consolidated earnings in 1997 and 1998. The revitalization plan, and other alternatives, are subject to periodic review by management and the Board of Directors. A reassessment is currently underway in conjunction with the company's annual budget process.

     For the first nine months of 1997, net income of $87.2 million, or $.91 per share, was down $43.1 million, or 33.1%, from net income of $130.3 million, or $1.34 per share, in 1996. Earnings in 1997's first quarter included a gain of four cents per share from the sale of the company's American Demographics subsidiary, a publisher of information products serving the marketing industry.

     Third-quarter 1997 operating income slipped 2.1%, to $61 million. The operating margin fell to 9.6% from 10.5% a year ago. Revenues advanced $41.5 million, or 7%, to $636.3 million. Revenue growth was the result of an 18% advertising linage gain at The Wall Street Journal and upfront fees for licensing The Dow Jones Averages. Dow Jones Markets revenues declined 6.9%.

     Operating expenses in the third quarter of $575.3 million climbed $42.7 million, or 8%, primarily due to Dow Jones Markets revitalization program and rising content costs from information providers. By comparison, operating expenses through the first half of the year had increased only 4.9% from 1996, reflecting the impact of a drop in newsprint prices. Newsprint expense in the third quarter of 1997 approximated 1996's level as the gap in newsprint prices for the two corresponding periods narrowed and consumption increased.

     Operating income in the first nine months of 1997 was $201.2 million, down 9.9% from the like period last year. A substantial drop in earnings from financial information services exceeded significant operating income gains at the business publishing and community newspapers segments.
Revenues of $1.88 billion advanced $72.7 million, or 4%, while operating expenses increased $94.8 million, or 6%. The company employed 12,491 full-time employees at September 30, 1997, up 6.1% from 11,777 a year earlier, as a result of increased staffing at Dow Jones Markets and The Wall Street Journal.

SEGMENT DATA

     The company's operations are divided into the following three segments: business publishing, financial information services and community newspapers. Business publishing contains the company's Print Publications, as well as the Dow Jones Interactive Publishing group and some Television operations. Business publishing serves the corporate business consumer and private investor marketplaces by providing news and information in a wide variety of print and electronic media. Business publishing accounted for half of the company's revenues in the first nine months of 1997.

     Financial information services includes Dow Jones Markets (formerly Dow Jones Telerate); Dow Jones' financial newswires, such as the Dow Jones News Service, the AP-Dow Jones newswires and Federal Filings; and the Dow Jones Global Indexes group, which licenses The Dow Jones Averages. This segment primarily serves the worldwide financial services industry - including traders and brokers - with real-time business and financial news, quotes, trading systems and analytical tools. Financial information services composed 38% of the company's revenues in the first nine months of 1997.

     The community newspapers segment consists of the company's Ottaway Newspapers Inc. subsidiary, which publishes 19 daily newspapers in communities throughout the United States. The community newspapers segment accounted for 12% of the company's revenues through September 1997.

The following table compares revenues and operating income by business segment for the quarters and nine months ended September 30, 1997 and 1996:

                                                 Quarters Ended September 30
============================================================================
                                                                  % Increase
(in thousands)                                1997         1996    (Decrease)
----------------------------------------------------------------------------
Revenues:
Business publishing                       $310,660     $281,712         10.3
Financial information services             249,391      240,468          3.7
Community newspapers                        76,275       72,691          4.9
----------------------------------------------------------------------------
Operating Income:
Business publishing                       $ 47,682     $ 24,258         96.6
Financial information services               5,566       32,551        (82.9)
Community newspapers                        12,743       11,390         11.9
============================================================================

                                              Nine Months Ended September 30
============================================================================
Revenues:
Business publishing                       $950,505     $872,812          8.9
Financial information services             711,223      726,446         (2.1)
Community newspapers                       221,305      211,084          4.8
----------------------------------------------------------------------------
Operating Income:
Business publishing                       $167,026     $ 92,826         79.9
Financial information services              12,440      118,937        (89.5)
Community newspapers                        36,467       28,111         29.7
============================================================================

BUSINESS PUBLISHING

     Third-quarter operating income of $47.7 million grew $23.4 million, or 96.6%, from the comparable 1996 quarter. The rise was attributable to an 18% advertising volume gain at The Wall Street Journal. The operating margin jumped to 15.3% from 8.6% in 1996. Revenues of $310.7 million gained $28.9 million, or 10.3%, and operating expenses rose only $5.5 million, or 2.1%.

     In the third quarter, revenues from Print Publications, which includes the results of The Wall Street Journal and its international editions in Europe and Asia, Barron's as well as other periodicals, improved 11.4%. Advertising revenue advanced 19.4%, primarily the result of the advertising linage gain at The Wall Street Journal. General advertising linage, which was about 56% of total Journal linage, grew 22.6%. Financial advertising linage, which composed about 30% of Journal linage, climbed 14.9%. Classified and other Journal linage was up 8.6%. Barron's national advertising pages gained 19%. Advertising revenue for international print publications, which include the Asian and European Journals, the Far Eastern Economic Review and inserts such as The Wall Street Journal Americas, advanced 10.2%. Circulation revenue was flat compared with 1996's third quarter. Expenses for Print Publications increased 3.1%, reflecting higher costs associated with advertising volume and increased selling efforts to expand circulation.

     Dow Jones Interactive Publishing revenues rose 2.8% in the quarter. The Interactive Journal, which became a subscription service in the latter part of 1996, had over 142,000 subscribers as of September 30, 1997. Expenses for the group rose 4.8%, reflecting higher content costs from information providers and increased expenses from Interactive Journal operations. Television operating losses within the business publishing segment fell $3.3 million, the result of discontinuing the Dow Jones Investor Network in January 1997 and improved operating results from European Business News. Including equity losses, pretax television losses were $2.5 million less than the like period in 1996.

     Business publishing operating income for the nine months ended September 30, 1997 was $167 million, a gain of $74.2 million, or 79.9%, from the comparable 1996 period. Business publishing revenues of $950.5 million improved $77.7 million, or 8.9%, from the corresponding period in 1996, while expenses rose just $3.5 million, or 0.4%.

     Print Publications revenues grew 9.6% in the first nine months of 1997. Advertising revenue climbed 15.6%, with Wall Street Journal linage up 15.4% and Barron's national advertising pages increasing 6.7%. Advertising revenue for the international publications grew 7.3%. Circulation revenue for Print Publications was relatively flat versus the first nine months of 1996. Average circulation for the domestic Wall Street Journal slipped about 0.6%, to 1,788,000. Average combined circulation for the Asian and European Journals rose about 0.6% to 118,000. Barron's average circulation declined 0.8%, to approximately 296,000. Print Publications expenses were even with last year, as lower newsprint prices offset higher costs related to advertising volume and additional circulation selling expenses.

     For the nine months ended September 30, 1997, total pretax losses due to worldwide television ventures, including operating losses from European Business News, and equity losses from ventures in Asia and the U.S., were $40.2 million compared with losses of $33.6 million in the corresponding period in 1996. The current year was negatively affected by start-up losses of WBIS+, the company's half-owned New York television station. The company and its partner ITT Corp. have agreed to sell WBIS+ to Paxson Communications Corp, which assumed operations of the station on June 29, 1997.

     The number of full-time employees in the business publishing segment increased 2.1% from September 30, 1996 due to an expansion of The Wall Street Journal staff.


 FINANCIAL INFORMATION SERVICES

     Financial information services segment third-quarter operating income declined $27 million, or 82.9%, to $5.6 million. Excluding Dow Jones Global Indexes, the segment would have reported a loss of $12.4 million. Fluctuations in foreign currency exchange rates contributed $5.6 million to the decline in operating income from 1996's third quarter. A significant downturn at Dow Jones Markets negatively affected the segment's results for the quarter. Dow Jones Markets revenues fell 6.9% (or 1.6% excluding foreign exchange) in the third quarter.

     In early 1997 the company launched a revitalization program for Dow Jones Markets to expand and improve its competitive position in news, real-time prices, historical data, analytical products and third-party services. Dow Jones Markets is also developing a distribution infrastructure based on standard Internet protocols which is expected to be more flexible than its current page-based system. Reflecting the revitalization plan, Dow Jones Markets' expenses rose 17.1% in the third quarter. The company is currently reviewing the revitalization plan and other alternatives in conjunction with the company's annual budget process.

     Financial information services revenues for the quarter gained $8.9 million, or 3.7%, to $249.4 million. Excluding Global Indexes, segment revenue was down 4.6%. Dow Jones Markets revenue declined 6.9%, or 1.6% without the impact of foreign currency fluctuations. Revenues from the company's newswires improved 7.1%. Domestic revenues for the segment were up 22.6%, or 0.8% excluding Global Indexes. Foreign revenues fell 8%, or 0.9% excluding foreign exchange.

     To date, Global Indexes revenue has been almost entirely one-time fees from the licensing of The Dow Jones Averages. Prospectively, revenues will be dependent on fees generated from the trading of products based on these averages.

     Third-quarter 1997 segment operating expenses of $243.8 million climbed $35.9 million, or 17.3%. Excluding the effect of foreign currency exchange fluctuations, operating expenses rose 19.7%. The rise was primarily due to expenses for the revitalization program.

     For the first nine months of 1997, financial information services operating income was $12.4 million, a decline of $106.5 million, or 89.5%, from the like period in 1996. (Excluding Global Indexes, the segment's operating loss was $8.4 million.) Revenues decreased $15.2 million, or 2.1%, while expenses rose $91.3 million, or 15%. Dow Jones Markets revenues fell 8.1% in the first nine months and are expected to be down in that range for the full year. Excluding the effect of foreign currency exchange fluctuations in the first nine months of 1997, operating income would have declined $90.9 million, or 76.4%, with revenues up 1.5% and operating expenses increasing 16.7%.

     At September 30, 1997, the number of full-time employees in this segment was up approximately 14.5% from a year earlier, largely due to expanded staffs for the revitalization program and the acquisition of Indepth Data Inc., a provider of comprehensive historical and real-time information on fixed-income instruments.


COMMUNITY NEWSPAPERS

     The segment's third-quarter 1997 operating income of $12.7 million advanced $1.4 million, or 11.9%, compared with the like 1996 quarter. Community newspapers revenues of $76.3 million improved $3.6 million, or 4.9%. Advertising revenue grew 5.9%, with a linage increase of 2.1%. Circulation revenue rose 2.1% from the year-ago quarter. Operating expenses of $63.5 million gained $2.2 million, or 3.6%.

     Community newspapers operating income for the first nine months of 1997 advanced $8.4 million, or 29.7%, to $36.5 million. Revenues were up $10.2 million, or 4.8%, while operating expenses increased $1.9 million, or 1%. Current year results benefited from a decline in newsprint prices, as newsprint expense dropped 16.9% compared to the first nine months of 1996.


OTHER INCOME / DEDUCTIONS

     Interest expense in 1997's third quarter declined $0.2 million, or 4.5%, from the third quarter of 1996. For the first nine months of 1997, interest expense was up $2.2 million, or 17.7%, primarily reflecting a higher average debt level in the first half of 1997. Long-term debt as of September 30, 1997 was $323 million versus $332 million at June 30, 1997, and $326 million at September 30, 1996.

     In the third quarter of 1997, the company's share of losses from associated companies was $4.5 million, an increase of $1.2 million, or 37.3%, from the year ago loss. For the first nine months of 1997, the company's share of losses from associated companies totaled $22 million, a negative swing of $23.5 million from earnings of $1.5 million a year earlier. The downturn in equity results in 1997 was chiefly due to a drop in newsprint mill partnership earnings and additional losses from television ventures, primarily the company's New York television station, WBIS+.

     Other income for the first nine months of 1997 fell $10.2 million from the comparable period last year. First-quarter 1997 included a pretax gain of $6.2 million from the sale of the company's American Demographics subsidiary. Third-quarter 1996 included a $14.3 million pretax gain on the sale of the company's interest in Press-Enterprise Co.

INCOME TAXES

     The effective income tax rate for the third quarter of 1997 increased to 47.6% from 43.8% in the third quarter a year ago. For the first nine months of 1997, the effective income tax rate was 48.6% compared with 45.3% in the comparable 1996 period. The higher effective tax rates in 1997 resulted primarily from the greater impact of nondeductible goodwill amortization on substantially lower pretax earnings.


FINANCIAL POSITION

     In the first nine months of 1997, funds provided by operations were $351.7 million, an increase of $64.3 million from the $287.4 million generated in the like period last year. The increase in cash from operations resulted chiefly from improved collections of accounts
receivables.   In the first nine months of 1997, the company paid cash
dividends of $69 million and funded capital expenditures of $246.7 million. Investments totaled $55.3 million, consisting of the purchase of Indepth Data Inc. as well as investments in various equity ventures.

     On May 12, 1997, the company and ITT Corp. entered into an agreement to sell WBIS+'s broadcast license and equipment to Paxson Communications Corp. Regulatory approvals necessary to close the deal are pending, and are expected to be received prior to year-end. Since July, Paxson has been operating the station under a license agreement while awaiting approvals. The company expects to recognize a modest gain when the transaction is finalized.

     On September 30, 1997, Ottaway Newspapers, a wholly-owned subsidiary of the company, and Thomson Newspapers announced an agreement in principle to swap daily newspapers in Arizona and New Hampshire, respectively. Thomson will exchange ownership of the Portsmouth Herald for Ottaway Newspapers' News-Sun. The company anticipates completing this transaction in the fourth quarter of 1997.

     The company continues to sharpen its focus by disposing of nonstrategic assets. During the third quarter, the Teleres online real estate information service was closed. Also, on October 16, 1997, the company and the Washington Post Co. agreed to sell their 35% interests in Bear Island Paper Company, a newsprint mill, and Bear Island Timberlands Co. to Brant-Allen Industries, their partner in the Virginia-based concerns. The transaction is subject to Brant-Allen obtaining necessary financing, but is expected to close in the fourth quarter of 1997. The company anticipates recording a significant gain when the sale is consummated.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis and other sections of this Form 10-Q include forward-looking statements that reflect the company's current expectations concerning future results and events. The words "expects," "intends," "plans," "believes," "anticipates," "likely," "will," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Some important factors that might cause such a difference include, but are not limited to, the company's ability to develop and implement the planned enhancements of Dow Jones Markets' products and services on a timely and cost-effective basis and customer acceptance of those products and services; rapid technological changes and frequent new product introductions prevalent in the financial information services and electronic publishing industries; product obsolescence due to advances in technology and shifts in market demand; competition from increased availability of financial information, including through the Internet, and resulting price pressures; business conditions (growth or consolidation) in the financial services and banking industries; economic and stock market conditions, particularly in the U.S., Europe and Japan, and their impact on advertising sales and sales of the company's products and services; cost of newsprint; adverse verdicts in legal proceedings, including libel actions; adverse decisions by federal regulators, including failure to approve the sale of WBIS+'s broadcast license; risks associated with the development of television channels in competitive foreign markets, including the company's ability to produce or obtain desired programming, to sell advertising time at desired rates, to achieve sufficient distribution and to attract audiences; risks associated with foreign operations, including currency and political risks; and such other risk factors as may have been or may be included from time to time in the company's reports filed with the Securities and Exchange Commission.



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



                                              DOW JONES & COMPANY, INC.
                                              -------------------------
                                                    (Registrant)



Date:  November 7, 1997                      By     Thomas G. Hetzel
                                                 ----------------------
                                                       Comptroller
                                               (Chief Accounting Officer)