Form 10-K
period 1997-12-31
DOW JONES & CO INC
filed 1998-03-17
CIK 29924

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

           (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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
     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     Aggregate market value of common stock held by non-affiliates of the registrant at January 30, 1998 was approximately $2,480,000,000.

     The number of shares outstanding of each of the registrant's classes of common stock on January 30, 1998: 75,203,827 shares of Common Stock and 21,550,889 shares of Class B Common Stock.

PART I.
ITEM 1.  Business.


     Dow Jones & Company, Inc. (the company) is a global provider of business news and information. Its operations are divided into three industry segments: business publishing, financial information services and general-interest community newspapers. Financial information about industry segments and geographic areas is incorporated by reference to Note 16 to the Financial Statements on pages 45 and 46 of this report.

     The company currently has approximately 12,300 full-time employees. About one-quarter of these employees are based outside the United States. The company's principal executive offices are located at 200 Liberty Street, New York, New York, 10281.

     As discussed further in Management's Discussion and Analysis and shown in the financial statements and related footnotes, the company recorded a charge of $1.03 billion ($955.8 million after taxes) for the restructurings of Dow Jones Markets, IDD Enterprises, L.P. and television operations. The bulk of the charge represented a noncash write-down of goodwill and plant and property of Dow Jones Markets.

     During the fourth quarter of 1997, the company determined that the previously announced $650 million investment program of Dow Jones Markets would be substantially scaled back, while the company continued to review other alternatives for Dow Jones Markets. The company initiated a cost reduction program, which included the severance of 200-300 employees. Additionally, the company determined its carrying value of Dow Jones Markets was impaired and a write-down was necessary. At the time of this filing the company expects to sell its Dow Jones Markets subsidiary shortly.

     Separately in December 1997, the company and National Broadcasting Company (NBC) agreed to a worldwide business television alliance. As part of the agreement, the company's and CNBC's overseas operations merged, resulting in equally-owned ventures in Europe and Asia. In the U.S., Dow Jones entered into a multiyear license agreement to supply business news programming to CNBC.

     The company sold in 1997 its 35% interests in Bear Island Paper Company, L.P., a newsprint mill, and Bear Island Timberlands Company, L.P.; and the company's American Demographics subsidiary, a publisher of information products serving the marketing industry. In the latter half of 1997, the company and its partner in DJA Partners discontinued its commercial real estate online service. Also, in the first quarter of 1998, the company completed the sales of its half-owned New York City television station, WBIS+, and its minority interest in Mediatex Communications Corp., publisher of Texas Monthly magazine.

     In 1997, Dow Jones began licensing the Dow Jones Industrial Average as well as other indexes as the basis for the trading of options, futures, unit trusts, annuities, mutual funds and specialized structured products. In 1998, Dow Jones and the leading exchanges of France, Germany and Switzerland launched a series of indexes that will track the performance of certain European equities, including broad-based measures as well as gauging the market performance of countries that are expected to join the European Monetary Union.

Business Publishing
-------------------

     The business publishing segment contains the operations of the company's Print Publications, which include The Wall Street Journal as well as its international editions in Europe and Asia; Dow Jones Interactive Publishing and some of the company's television operations.

     Dow Jones' flagship publication, the domestic Wall Street Journal, is the country's largest daily newspaper with average circulation for 1997 of 1,802,000. The Wall Street Journal is edited in New York City at the company's executive offices. The Journal's three major regional editions are printed at 17 plants located across the United States. The Wall Street Journal offers advertisers the opportunity to focus their messages on readers served by 17 localized editions and the option of advertising in full color.

     Since 1993, the Journal has been expanding its business and economic trend regional coverage to select parts of the United States, including Texas, Florida, California and the Southeast. In 1997, the Journal launched specialized regional coverage for its readers in the New England market. These Journal editions appear as a four-page weekly section included in copies of The Wall Street Journal distributed in their respective markets each Wednesday. The Journal also provides weekend-oriented coverage every Friday, including Your Money Matters Weekend Report (an expanded personal-finance column), a sports page, a travel page and a residential real estate page. In 1998, this weekend-oriented coverage will be launched as a new fourth section of the Journal on Fridays. "Weekend Journal" will provide new editorial features and advertising. The Journal also publishes special reports coverage of specific business and consumer topics such as executive compensation, technology and personal finance.

     Production of the paper employs satellite transmission of page images to the outlying plants and other technologies designed to speed the delivery of editorial material to the presses and to reduce the steps taken in the printing process. The Wall Street Journal is delivered principally in two ways: by second-class postal service and through the company's National Delivery Service, Inc. subsidiary. In 1997 National Delivery Service on average delivered over one million of the Journal's subscription copies each publishing day. This system provides delivery earlier and more reliably than the Postal Service. Approximately 224,000 copies of the Journal are sold each business day at newsstands.

     The Wall Street Journal Europe is headquartered in Brussels and printed in Belgium, Switzerland, England and Germany. It is available on the day of publication in continental Europe, the United Kingdom, the Middle East and North Africa. The newspaper had average circulation in 1997 of 65,000. In February 1998, the Journal Europe introduced an edition tailored especially for the United Kingdom market.

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

     The Asian Wall Street Journal is headquartered and printed in Hong Kong and is transmitted by satellite to additional printing sites in Singapore, Japan, Thailand, Malaysia and beginning in 1997 to printing sites in Korea and Taiwan. The Asian Wall Street Journal had average circulation of 56,000 in 1997.

     All three print editions of the Journal draw on the resources of The Wall Street Journal's worldwide news staff. The Asian Journal provides the foundation for the company's Asian Wall Street Journal Weekly Edition, which is published in New York for North American readers with interests in Asia.

     The company began expanding its readership of Wall Street Journal news content by introducing The Wall Street Journal Americas in 1994 to Central and South America. Since then the company has broadened its delivery of Wall Street Journal news content to other parts of the world. These Special Editions are part of 34 newspapers in 29 countries. They are published in 11 different languages and serve a combined circulation in excess of seven million.

     Barron's, the Dow Jones Business and Financial Weekly, is a magazine that specializes in reporting and commentary on financial markets. The magazine, which had average circulation of 296,000 in 1997, uses some of the facilities employed in the production of the domestic Wall Street Journal. Barron's is edited in New York City and is delivered by second-class postal service and through National Delivery Service. About 130,000 copies are sold at newsstands weekly.

     Other business publications include the Far Eastern Economic Review, Asia's leading English-language newsweekly; the National Business Employment Weekly (NBEW), which contains career-related news features, job-related ads from the Journal's regional editions and NBEW-specific advertising; and The Wall Street Journal Classroom Edition, which is published nine times during the school year and is used in more than 3,600 schools nationwide.

     In early 1995 the company purchased Charter Financial Publishing Corp. of Shrewsbury, New Jersey. Renamed Dow Jones Financial Publishing, the unit is publisher of Dow Jones Investment Advisor and Dow Jones Asset Management magazines and the Realty Stock Review.

     SmartMoney, The Wall Street Journal Magazine of Personal Business, is published jointly with Hearst Corp. SmartMoney increased its advertising rate base to 700,000 copies effective with its January 1998 issue.

     Dow Jones Interactive Publishing is recognized as one of the nation's leading publishers of electronic business and financial news and information to financial professionals, private investors, corporate executives and managers, as well as to information specialists in corporate libraries.
This business unit serves its customers' needs by delivering its information products and services in a wide range of electronic media, including personal computers, facsimile machines and radio. This group's products include Dow Jones Interactive (the successor to Dow Jones News/Retrieval and DowVision), The Wall Street Journal Interactive Edition and two radio services. Also included in this unit are the operations of IDD Enterprises, L.P. (IDD).

     Dow Jones Interactive is available over the World Wide Web or through Windows or Macintosh software interfaces. Dow Jones Interactive provides its subscribers with a vast news library of over 5,000 publications, including the full-text archive of The Wall Street Journal and Dow Jones Newswires and roughly 1,200 non-U.S. sources. Additionally, Dow Jones Interactive provides access to all of the 50 largest U.S. newspapers, as well as the leading business magazines. World Reporter, a new online news database launched in 1997 in conjunction with the Financial Times and Dialog Corp., is available through Dow Jones Interactive and provides local and regional coverage from multiple sources around the world.

     Dow Jones Interactive Publishing has an alliance with Thomson Corp., in which Thomson's WESTLAW is the exclusive computer-assisted legal research service to offer integrated access to Dow Jones Interactive.

     The Wall Street Journal Interactive Edition was introduced in April 1996 on the Internet's World Wide Web. The Interactive Journal offers continuously updated news and market information from The Wall Street Journal's global editions and Dow Jones Newswires, supplemental information and access to Dow Jones Interactive's Publications Library. In 1997, the Interactive Journal also added the contents of Barron's Online and SmartMoney Interactive. The Interactive Journal began charging subscribers in the latter part of 1996. At the end of 1997, this edition had over 150,000 subscribers, compared with roughly 50,000 at the end of 1996.

     Dow Jones' radio products include two radio programs -- "The Wall Street Journal Report" on AM stations and "The Dow Jones Report" on FM stations. Together these programs are carried on about 145 stations and reach roughly 80% of the United States.

     At the end of 1997, IDD Enterprises' principal product was Tradeline, a historical equity database. As part of the company's restructuring of operations in 1997, IDD's print publishing business was sold and the company initiated a plan to dispose of other nonstrategic assets of IDD.

     Also included in this business segment is the domestic portion of the company's television group. As a result of the global business television alliance with NBC, the company's domestic operations will supply business news programming to CNBC as part of a multiyear license agreement. The company's overseas television ventures, which were merged with CNBC's overseas operations into equally-owned operations in Europe and Asia, will be included as part of Equity in Associated Companies. In early 1998, NBC and Dow Jones launched their business information channels in Europe and Asia as CNBC, a service of NBC and Dow Jones. The new overseas services are expected to reach in total nearly 25 million households on a full-time basis and over 80 million households on a part-time basis.

     Additionally as part of the television alliance with NBC, Dow Jones will join Microsoft Corp. and NBC in certain interactive initiatives, including supplying highlights of The Wall Street Journal Interactive Edition to the MSNBC internet site, and an ownership interest in MSNBC Business Video in the United States, renamed CNBC/Dow Jones Business Video. This service provides live and archived audio and video business and financial news events via the Internet's World Wide Web. In January 1997, the company discontinued its business video service, the Dow Jones Investor Network.


Financial Information Services
------------------------------

     The financial information services segment of Dow Jones comprises the operations of Dow Jones Markets, Dow Jones Newswires and the Dow Jones Indexes group. This segment primarily serves the global financial services industry.

     In 1997, Dow Jones Markets revenue fell 8.7%, after a 1% percent rise in 1996 and a 10% gain in 1995. This business has lost market share over recent years largely due to strong competitive pressures. A review of strategic alternatives for Dow Jones Markets has been under consideration. Dow Jones expects to sell its Dow Jones Markets subsidiary shortly.

     In 1997, as part of the investment program in Dow Jones Markets, the company acquired Indepth Data, Inc., a provider of comprehensive historical and real-time information on fixed-income instruments; entered into an exclusive license of "The Beast" analytics software from CastleNet LLC; and developed in cooperation with Microsoft Corp. the Active1 Workstation, which provides traders with a more flexible workstation environment, allowing customers to integrate their own programs and run multiple applications simultaneously. Also, Dow Jones Markets significantly enhanced its digital feed, delivering more individual data items.

     In the second quarter of 1997, the company forged an alliance with Nihon Keizai Shimbun, Inc. and Quick Corp. to develop Japan's largest and most comprehensive equities service. This joint venture expands on Dow Jones' global equities strategy, which includes a similar alliance with Primark Corp. in Europe in 1996.

     Dow Jones Markets is one of the largest suppliers of real-time market information and related services to financial professionals in over 90 countries around the world. Over two-thirds of Dow Jones Markets' revenues are generated by its foreign operations.

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

     The Dow Jones Digital Page Feed fills the needs of customers who prefer to receive any or all of Dow Jones Markets' data in the form of an electronic feed that can be incorporated into their own information systems. The digital feed offers these customers a highly reliable, timely and selective information feed which can be integrated with their internal distribution systems.

     Matrix is a DOS-based product which helps customers to build customized, full-color, market-specific pages using Dow Jones Markets data. Matrix has modules to analyze the fixed income and foreign exchange markets. This product is largely being phased out in favor of the Dow Jones Workstation or a direct digital feed.

     The Dow Jones Indexes group develops, maintains and markets Dow Jones' various index products. In 1997, the company began licensing the Dow Jones Industrial Average as well as other indexes as the basis for the trading of options, futures, unit trusts, annuities, mutual funds and specialized structured products. In 1998, Dow Jones and the leading exchanges of France, Germany and Switzerland launched a series of indexes that will track the performance of certain European equities, including broad-based measures as well as gauging the market performance of countries that are expected to join the European Monetary Union.

     In late 1996, the company and Primark Corp. formed a joint venture to establish a comprehensive equity service. The Primark/Dow Jones Equities service, which will be marketed to traders and investors in the United Kingdom and Ireland, will combine Primark's equities information on British companies with Dow Jones' global news and data.

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

     The Dow Jones Newswires, produced outside the United States in partnership with the Associated Press (AP), provide international economic, business and financial news to subscribers in 65 countries. In addition to two broad international newswires, the company and AP offer specialized wires dedicated to the coverage of European equities, banking and the markets in foreign exchange. Also other newswires provided in partnership with the AP include the World Equities Report newswire, which serves domestic institutions investing in international markets and State/Local Alert, which provides exclusive news about municipal bond markets.

     Dow Jones Markets' Emerging Markets Report provides information on the emerging capital markets of developing countries, with particular emphasis on Latin America, by combining Dow Jones Markets' live market prices with news from Dow Jones and the Associated Press, plus market commentary from Thomson Financial Services.

     The Dow Jones Asian Equities Report, launched in 1994, covers 15 Asian-Pacific stock markets and news of the companies traded on them.
Headquartered in Singapore, the service draws on the staffs of the Dow Jones Newswires, The Asian Wall Street Journal and Far Eastern Economic Review, as well as its own editors and reporters.

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

Community Newspapers
--------------------

     Community newspapers published at year-end 1997 by Ottaway Newspapers, Inc., a wholly-owned subsidiary, include 19 general-interest dailies in California, Connecticut, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, New Hampshire, New York, Oregon and Pennsylvania. Average circulation of the dailies during 1997 was approximately 572,000; Sunday circulation for 13 newspapers was approximately 524,000. The principal administrative office of Ottaway Newspapers is in Campbell Hall, New York. The primary delivery method for the newspapers is private delivery.


Other
-----

     Dow Jones' investments include a minority interest in United States Satellite Broadcasting Company, Inc., a provider of direct satellite programming; Nation Multimedia Group Public Co., Ltd., a Bangkok, Thailand, publisher of English and Thai-language magazines and newspapers; AmericaEconomia, a Spanish-language business magazine in South America; VWD-Vereinigte Wirtschaftsdienste GmbH, a German news agency specializing in business and economic news and information; Minex Corporation, a minority-owner of Electronic Broking Service, a provider of a foreign exchange trading service; HB-Dow Jones S.A., a part-owner of a publishing company in the Czech Republic; Optimark Technologies, Inc, a developer of trading systems for equities; Delta Clearing Corp., an option clearing service; and a newsprint mill in Canada.


Raw Materials
-------------

     The primary raw material used by the company is newsprint. In 1997 approximately 270,000 metric tons were consumed. Newsprint was purchased principally from 14 suppliers. F.F. Soucy, Inc. & Partners, L.P., Riviere du Loup, Quebec, Canada, and Bear Island Paper Company, Richmond, Virginia, furnished 14.5% and 17.1%, respectively, of total newsprint requirements. The company has signed long-term contracts with certain newsprint suppliers, including F.F. Soucy and Bear Island Paper Company, for a substantial portion of its annual newsprint requirements. The company is a limited partner in F.F. Soucy and was formerly a limited partner in Bear Island Paper Company. In December 1997, the company sold its 35% interest in Bear Island Paper Company. For many years the available sources of newsprint have been adequate to supply the company's needs.


Research and Development
------------------------

     Research and development expenses were $116,420,000 in 1997, $73,974,000 in 1996 and $66,710,000 in 1995.

Year 2000
---------

     The "Year 2000" presents significant issues for Dow Jones, because of the technology-intensive nature of its operations. In 1996, the company established a project team responsible for identifying and resolving Year 2000 issues. These efforts include, but are not limited to, identification and review of internal operating systems and applications, and customer products and services, as well as discussions with information providers and other key suppliers to the business. Remediation costs for problems identified thus far are not material to the financial statements taken as a whole. In some cases, modifying existing computer software is not cost beneficial, and the systems themselves are being replaced. The company has established a timetable for resolving Year 2000 issues so as not to interrupt ongoing operations.


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

     The Dow Jones Interactive Publishing group competes with various business information services, including Dialog Corp. and divisions of Reed Elsevier PLC which have greater market share. The Interactive Publishing group also competes with various online services offered via the Internet. Information services that were formerly available to only a few research professionals in business are now readily available to many due to the expansion of the Internet. Competition to meet the growing demand for fast access to business and personal finance information is intense and technologies to disseminate this information are rapidly changing.

     The company believes that Reuters Holdings PLC ("Reuters"), a company headquartered in London, whose shares are publicly traded in the United States and the UK, is its most significant competitor currently providing, on a worldwide basis, financial information display services closely comparable to those furnished by Dow Jones Markets although other companies, primarily Bloomberg L.P., Bridge Information Systems, Inc., Automated Data Processing Corporation, ILX Systems, Inc., McGraw-Hill, Inc. and Quick Corporation of Japan are also in the business of providing financial information displayed on video screens to customers. The company believes that Reuters has more subscribers and video screens displaying its information than the company on a worldwide basis. The company believes that Bloomberg L.P. is its primary competitor in the fixed income segment of the financial services market, particularly in the United States.

     Dow Jones' nascent index-licensing business competes with various organizations that develop and license indexes, including McGraw-Hill, Inc., Financial Times, Morgan Stanley and Capital International. Dow Jones competes with these organizations in developing benchmarks of equity market performance to which investable products may be linked.

     The company's overseas business television ventures compete with various international satellite networks that specialize in general news but also provide business programming. Also, individual television stations, networks and cable channels in each country broadcast programming that competes for advertising and the attention of viewers in their respective markets.

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

     Other facilities owned in fee with a total of approximately 870,000 square feet house news, sales, administrative, research, computer and operations staff. These facilities are located in South Brunswick, New Jersey, and Chicopee Falls, Massachusetts.

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

     Dow Jones Markets leases approximately 160,000 square feet at five locations in New York City, 375,000 in Jersey City, New Jersey, 140,000 at five locations in London, England, 94,000 at three locations in Toronto, Ontario, 53,000 at three locations in Singapore and 40,000 at five locations in Hong Kong. In addition, Dow Jones Markets leases space around the world for its operations.

     Ottaway Newspapers operates in 26 locations, including a 24,000 square foot administrative headquarters in Campbell Hall, New York. These facilities are located in Santa Cruz, California; Danbury, Connecticut; Ashland, Kentucky; Beverly, Hyannis, New Bedford, Gloucester, Nantucket, Peabody, Salem and Newburyport, Massachusetts; Traverse City, Michigan; Mankato, Minnesota; Joplin, Missouri; Exeter and Portsmouth, New Hampshire; Middletown, Oneonta, Plattsburgh and Port Jervis, New York; Medford, Oregon; and Grove City, Sharon, Stroudsburg and Sunbury, Pennsylvania. Local printing facilities, which include office space, total approximately 1.2 million square feet. All facilities are owned in fee except the office space in Salem, which is leased.

     The company believes that its current facilities are suitable and adequate, well maintained and in good condition. Older facilities have been modernized and expanded to meet present and anticipated needs. It is estimated that between 74% and 87% of the capacity of the company's existing production facilities is being utilized.


Item 3.  Legal Proceedings

         Not applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.


PART II.

ITEM 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

     The company's common stock is listed on the New York Stock Exchange. The class B common stock is not traded. The approximate number of stockholders of record as of January 30, 1998, was 12,100 for common stock and 4,600 for class B common stock. The company paid $.96 per share in dividends in 1997 and in 1996.


============================================================================
               Market Price 1997                 Market Price 1996
               -----------------                 -----------------
Quarters                         Dividends                         Dividends
Ended             High     Low   Paid 1997          High     Low   Paid 1996
----------------------------------------------------------------------------
March 31       $46 1/8   $33 3/8      $.24       $41       $38          $.24
June 30         42 1/4    37 5/8       .24        41 7/8    34 3/4       .24
September 30    50 3/8    40 1/16      .24        41 7/8    37           .24
December 31     55 7/8    42 13/16     .24        37 3/4    31 7/8       .24
============================================================================

ITEM 6.  Selected Financial Data.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that affect the comparability of the information reflected in this table.


The following table shows selected financial data for the most recent five years:
============================================================================
(in thousands except
 per share amounts)     1997        1996        1995        1994        1993
----------------------------------------------------------------------------
Revenues          $2,572,518  $2,481,592  $2,283,761  $2,090,977  $1,931,816

(Loss) income
  before
  cumulative
  effect of
  accounting
  changes          $(802,132)   $189,969    $189,572    $181,180    $147,547

Net (loss) income  $(802,132)   $189,969    $189,572    $178,173    $147,547
----------------------------------------------------------------------------
Per Share Amounts:

Basic:
(Loss) income before
  cumulative effect
  of accounting
  changes             $(8.36)      $1.96       $1.96       $1.83       $1.48
Net (loss) income     $(8.36)      $1.96       $1.96       $1.80       $1.48

Diluted:
(Loss) income before
  cumulative effect
  of accounting
  changes             $(8.36)      $1.95       $1.94       $1.82       $1.47
Net (loss) income     $(8.36)      $1.95       $1.94       $1.79       $1.47

Dividends             $  .96       $ .96       $ .92       $ .84       $ .80
----------------------------------------------------------------------------
Total assets      $1,919,734  $2,759,631  $2,598,700  $2,445,766  $2,349,539
Long-term debt,
  including
  current portion   $234,124    $337,618    $259,253    $300,870    $266,391
============================================================================

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In 1997, the company incurred a net loss of $802.1 million, or $8.36 per common share, compared with earnings in 1996 of $190 million, or $1.96 per common share. The loss in 1997 included charges totaling $1.03 billion ($955.8 million after taxes) for the impairment of value of Dow Jones Markets and other ("restructuring") charges. Gains of $52.6 million ($31.3 million after taxes) from the disposal of certain businesses and investments were also recorded in 1997. Net income in 1996 included a gain of nine cents per share from the sale of the company's interest in Press-Enterprise Company. Excluding the above nonrecurring items, earnings in 1997 fell 32%, to $122.4 million, or $1.27 per common share. A sharp decline in Dow Jones Markets operating results outweighed strong operating gains by the business publishing and community newspaper segments and initial licensing fees for the Dow Jones Averages.

     The restructuring charges of $1.03 billion included a $1 billion charge to operating expenses to reflect the impairment of value and restructuring at Dow Jones Markets and for the restructurings of IDD Enterprises, L.P. and domestic television operations. Additionally, the company recorded a $29.7 million charge to Equity in Losses of Associated Companies for the company's share of restructuring costs of its overseas television ventures. The charge to operating expenses, of which roughly 98% related to Dow Jones Markets, was composed of noncash write-downs of goodwill of $868.3 million and plant and property of $104 million, severance costs of $22.2 million and other costs totaling $6.7 million.

     In the first quarter of 1997, the company began a $650 million multiyear investment program to revitalize and expand its Dow Jones Markets business unit. The intent was to build a more flexible distribution infrastructure and add historical databases as well as broaden the number of products and services. In January 1997, the company's Board of Directors approved spending for 1997. As the project progressed, spending for subsequent years would be reviewed on an ongoing basis. During the year, management provided the Board of Directors with progress reports for its review. Spending on the investment program in 1997 totaled roughly $170 million, which included the acquisition of Indepth Data, Inc. and the licensing of "The Beast" analytics software from CastleNet LLC as well as the development of the Active1 Workstation and other non-product initiatives.

     During the fourth quarter of 1997, the company determined that while it had made progress in areas of product development, content enhancement and customer service, Dow Jones Markets' existing product revenues were declining at a faster pace than had been anticipated. Additionally, expected revenues in 1998 from Dow Jones Markets' new and emerging products were more modest than had been expected at the outset of the revitalization plan. Based on revised estimates, the long-term return on the revitalization plan was less compelling than at its outset, and the company decided to substantially scale back the plan, while continuing to review other alternatives for Dow Jones Markets. In the fourth quarter, the company initiated a cost reduction program, which included the reduction of 200-300 employees by early 1998.

     Additionally, in accordance with the company's accounting policies and practices, the company determined its carrying value in Dow Jones Markets was impaired and a write-down was necessary. The write-down, which reduced Dow Jones Markets carrying value to approximately $550 million, reflected the company's estimate of Dow Jones Markets' fair market value as of the date of the determination. Whether or not any additional write-down will be taken with respect to Dow Jones Markets will depend largely on the price and terms obtained in any sale of Dow Jones Markets. At the time of this filing, Dow Jones expects to sell its Dow Jones Markets subsidiary shortly.

     Separately in December 1997, the company and National Broadcasting Company (NBC) agreed to a worldwide business television alliance. As part of the agreement, the company's and CNBC's overseas television operations merged, resulting in equally-owned ventures in Europe and Asia. In the U.S., Dow Jones entered into a multiyear license agreement to supply business news programming to CNBC. The company's share of overseas television restructuring charges of $29.7 million comprised the bulk of its total television restructuring cost. This charge primarily related to certain operating lease redundancies.

     At the end of 1997, IDD Enterprises' principal product was Tradeline, a historical equity database. As part of the company's restructuring of operations in 1997, IDD's print publishing business was sold and the company initiated a plan to dispose of other nonstrategic assets of IDD. The restructuring charge for IDD principally reflected the write-down of goodwill.

     The consolidated operating loss in 1997 was $742 million, compared with operating income of $337 million a year ago. Excluding restructuring charges, operating income fell 23.1% from 1996. Revenues in 1997 grew $90.9 million, or 3.7%, to $2.57 billion, as higher advertising revenue from The Wall Street Journal and upfront licensing revenue from the Dow Jones Averages were tempered by an 8.7% decline in Dow Jones Markets revenue.
Wall Street Journal advertising linage was up 13.4% in 1997, which followed a 13.9% increase a year earlier. On a consolidated basis, domestic revenues, which composed 73% of total revenues, climbed 8.1%, while revenues from foreign operations fell 6.9%. Expenses, excluding restructuring costs, increased $168.6 million, or 7.9%, largely as a result of spending on the revitalization plan at Dow Jones Markets, and increased content acquisition and advertising-volume related costs.

     Net income in 1996 of $190 million was flat compared with 1995 earnings. In 1995, net income included a net enhancement of one cent per share consisting of a six-cents-per-share gain on the sale of 80% of SportsTicker and a five-cents-per-share loss on an operating lease. Excluding nonrecurring items, net income in 1996 dropped 4% from 1995 as a downturn at Dow Jones Markets, continued investments in television, and a fall-off in equity results from newsprint mill partnerships more than offset earnings gains from Print Publications. Operating income of $337 million in 1996 advanced $32.9 million, or 10.8%. Revenues in 1996 of $2.48 billion rose $197.8 million, or 8.7%, with roughly two-thirds of the increase attributable to higher advertising revenue. Expenses of $2.14 billion increased $164.9 million, or 8.3%, in part due to enhanced news content, additional selling efforts and continued investment in product initiatives at the company's Dow Jones Markets, Dow Jones Interactive Publishing and Television units.

     In 1995, net income of $189.6 million increased $11.4 million, or 6.4%, from 1994. Operating income in 1995 declined $54.3 million, or 15.1%, reflecting a drop-off in business publishing segment profits, which were negatively affected by a sharp rise in newsprint prices and the start-up of the company's television operation in Europe.


SEGMENT DATA

     A summary of the results of operations for each of the company's principal business segments as well as financial data by geographic area is displayed in Note 16 to the financial statements.

     Dow Jones' business operations are aligned into the following three segments: business publishing, financial information services and community newspapers.

     Business publishing contains the company's Print Publications, Dow Jones Interactive Publishing and some television operations. Business publishing, which serves the business consumer marketplace, accounted for over half of the company's revenue in 1997.

     Financial information services includes Dow Jones Markets, Dow Jones Newswires and the Dow Jones Indexes group. This segment primarily serves the worldwide financial services industry -- including traders and brokers -- with real-time business and financial news, quotes, trading systems and analytical tools. Financial information services comprised about 37% of the company's revenue in 1997.

     The community newspapers segment consists of the company's Ottaway Newspapers, Inc. subsidiary, which publishes 19 daily newspapers as well as various weekly publications in communities throughout the United States. The community newspapers segment contributed about 12% of companywide revenues.


BUSINESS PUBLISHING

     Operating income of $218.6 million in 1997 increased $59.2 million, or 37.1%. This segment's operating margin increased to 16.6% in 1997, from 13.1% in 1996 and 9.1% in 1995. Excluding restructuring charges of $21.8 million for IDD Enterprises, L.P. and domestic television operations, 1997 operating income advanced $81 million, or 51%. The strong rise in operating profits followed a $63.9 million, or 67%, gain in 1996 and a $61.9 million, or 39%, decline in 1995. This segment's growth in 1997 and 1996 was largely driven by double-digit advertising volume gains at The Wall Street Journal coupled with lower newsprint prices. In 1995, the segment was negatively affected by a substantial rise in the price of newsprint, the start-up of the company's television operation in Europe and an $8.4 million loss on an operating lease.

     In 1997, business publishing segment revenues grew $105.9 million, or 8.7%, to $1.32 billion, while expenses increased $46.7 million, or 4.4%, to $1.1 billion.

     Print Publications, which is the largest component of this segment and includes the results of The Wall Street Journal and its international editions in Europe and Asia, Barron's and other periodicals, had a revenue increase of 9.4% in 1997. The revenue increase was principally from increased advertising volume. Wall Street Journal advertising linage increased 13.4% in 1997, which followed gains of 13.9% in 1996 and 2.2% in 1995.

     All three principal Journal advertising categories achieved linage gains in 1997. General advertising, which composed 57% of total Journal linage, grew 17%, benefitting from increased advertising from technology companies and the automotive industry. General linage advanced 6.1% in 1996 and 5.1% in 1995. Financial advertising, which represented 30% of Journal linage and includes advertising from investment and trading firms and security offerings, grew 6.4% in 1997, after a 34% increase in 1996 and a decline of 3.1% in 1995. Classified and other linage rose 13% in 1997, after gains of 2.2% in 1996 and 2.7% in 1995.

     Advertising linage for the European and Asian Wall Street Journals grew 10.7% and 5.6% in 1997, respectively. Barron's national advertising pages, which are largely dependent on financial advertising, rose 6.8% in 1997, after a sharp rise of 31.6% in 1996 and a drop-off of 17.5% in 1995. The Far Eastern Economic Review's advertising volume fell 7.8% in 1997, following a decrease of 4.7% in 1996 and an increase of 15.3% in 1995.

     Average circulation for the domestic Wall Street Journal declined slightly to 1,802,000 in 1997 from 1,807,000 in 1996, but was up from circulation of 1,796,000 in 1995. Circulation for the international editions of The Wall Street Journal continued to grow with Europe and Asia, combined, posting average 1997 circulation of 121,000, up about 4% from a year earlier and up roughly 8% from 1995. Barron's average circulation in 1997 was 296,000, up from 294,000 in 1996 and 281,000 in 1995.

     Expenses for the Print Publications group rose just 2.5% in 1997, as higher costs related to advertising volume and increased selling efforts were somewhat mitigated by lower newsprint prices. Newsprint expense was down about 6.5% in 1997, reflecting a 13% decrease, on average, in prices and a 7% rise in tons consumed. In 1996, Print Publications expenses climbed 8%, in part the result of higher advertising-volume related expenses. Newsprint expense in 1996 was up 7%, due to a 10% increase in tons consumed with a 3% dip in prices.

     Dow Jones Interactive Publishing, which includes the results of Dow Jones Interactive (formerly, Dow Jones News/Retrieval), The Wall Street Journal Interactive Edition and IDD Enterprises, L.P. (IDD), had a revenue increase of 3.9% in 1997, largely due to increased advertising and subscription revenue from the Interactive Journal. At December 31, 1997, subscribers to the Interactive Journal totaled over 150,000, compared with roughly 50,000 a year earlier. Dow Jones Interactive Publishing operating expenses climbed 22%, largely reflecting the write-down of IDD's assets, principally goodwill, higher content acquisition costs and increased expenses from Interactive Journal operations. Excluding the IDD restructuring charge, expenses for Dow Jones Interactive Publishing rose 10.9%.

     Operating losses of the Television group contained within the business publishing segment were roughly 25% lower in 1997 compared with 1996. Excluding restructuring costs, the operating loss was 36% better than a year before. The improvement was largely the result of the discontinuation in January 1997 of the Dow Jones Investor Network and improved operating results of European Business News.

     Pretax losses from the company's worldwide television ventures, excluding restructuring costs, totaled $48 million in 1997, which approximated the loss incurred in 1996, but exceeded the $38 million loss in 1995.

     The number of full-time employees for the business publishing segment at the end of 1997 was down 2% from a year earlier, as expansion in Wall Street Journal staff was more than offset by reductions in television operations.


FINANCIAL INFORMATION SERVICES

     The restructuring charge for Dow Jones Markets was $979.5 million, of which 97% constituted a noncash write-down of goodwill and plant and property. After comparing the expected cash inflows attributable to Dow Jones Markets in relation to its carrying value, the company determined its carrying value in Dow Jones Markets was impaired and a write-down was necessary. The write-down reduced Dow Jones Markets carrying value to approximately $550 million. The remaining portion of the charge was principally composed of accrued severance costs. Including the restructuring charge, the financial information services segment recorded an operating loss of $993 million in 1997, compared with operating profits of $155.8 million in 1996. Excluding the restructuring charge, the segment posted a $13.5 million loss in 1997, largely resulting from an 8.7% decline in Dow Jones Markets revenue and increased costs from the revitalization program.

     Segment revenues in 1997 fell $28 million, or 2.9%, to $951.7 million. Dow Jones Markets revenue declined 8.7%, or 4.4% excluding foreign exchange, in part the result of price reductions of its products due to intensifying competitive pressures over recent years. The number of Dow Jones Markets terminals in the marketplace remained relatively unchanged from recent years, at about 94,000 terminals. Somewhat offsetting the Dow Jones Markets revenue decline in 1997 was a revenue increase of 7.6% for the company's newswires and $31 million in upfront one-time fees for licensing the Dow Jones Averages. Segment revenues from foreign operations were down 9.8%, or 3.8% excluding foreign exchange, with revenue declines in both Europe and Asia. Domestic revenues, including the upfront licensing revenue, were up 8.4%. Excluding the restructuring charge, financial information services expenses increased $141.3 million, or 17.1% with roughly half of the increase attributable to expenses for the Dow Jones Markets revitalization program.

     In 1996, operating income for the financial information services segment fell $41.2 million, or 20.9%, to $155.8 million. Revenues of $979.7 million increased $18.3 million, or 1.9%, while expenses of $823.9 million climbed $59.5 million, or 7.8%. Excluding the effect of foreign exchange rate fluctuations, revenues and expenses were up 1.4% and 8.2%, respectively; and operating income declined $48.8 million, or 24.8%.

     Dow Jones Markets posted a 1% revenue increase in 1996, while Dow Jones Newswires generated 7% revenue growth. Segment revenues from foreign operations rose 2.6%, while domestic revenues were up just 0.8%. Modest revenue gains for European operations, achieved from sales of trading room systems, were partially offset by a slight revenue decline in the Asia/ Pacific region. Financial information services expenses increased as a result of additional spending on acquiring third-party content, heightened sales efforts and higher costs for trading room systems.

     The number of full-time employees in the financial information services segment at December 31, 1997 was up 13.6% from a year earlier, largely due to expanded staffs for the company's newswires, staffing for the Dow Jones Markets revitalization program and the acquisition of Indepth Data Inc., a provider of comprehensive historical and real-time information on fixed-income instruments.


COMMUNITY NEWSPAPERS

     In 1997, community newspapers operating income of $50.6 million rose $6.8 million, or 15.6%, from $43.8 million earned a year earlier. Revenues of $300.6 million advanced $13.1 million, or 4.6%, largely as a result of rate increases. Advertising revenue grew 5%, with an advertising linage increase of 0.7%. Circulation revenue advanced 2.6%. Average daily circulation declined to 572,000, from 574,000 in 1996 and 576,000 in 1995. Segment expenses rose $6.3 million, or 2.6%, as increased employee compensation was softened by a 10.5% decline in newsprint expense.

     Community newspapers 1996 operating income increased $10.8 million, or 32.7%, to $43.8 million. Revenues of $287.5 million advanced $14.6 million, or 5.4%. Advertising revenue grew 5%, despite a 1.2% drop in advertising linage, and circulation revenue climbed 6.4%. Expenses increased just $3.8 million, or 1.6%, as the segment benefitted from a decline in newsprint prices, strict cost controls and efficiencies achieved from consolidating three operations in Essex County, Massachusetts in the second half of 1995. Newsprint expense for this segment was down roughly 2% in 1996.


STAFFING COSTS

     At December 31, 1997, the company employed 12,309 full-time employees, up 3.9% from 11,844 at year-end 1996 and up 9.6% from the 11,232 employees at year-end 1995. As previously stated, as part of the restructuring of operations in 1997, the company incurred severance costs of $22.2 million, principally associated with the work force reduction at Dow Jones Markets. Salaries and wages, including severance costs, increased 12.9% in 1997 (9.7% without severance), following increases of 9.5% and 12.3% in 1996 and 1995, respectively.

OTHER INCOME/DEDUCTIONS

     Equity in Losses of Associated Companies was $49.3 million in 1997, compared with a loss of $5.4 million in 1996 and earnings of $14.2 million in 1995. The loss in 1997 included a $29.7 million charge from restructuring overseas television ventures as a result of the global television alliance with NBC. Additionally, equity results since the end of 1995 have been adversely affected by an annual decline in earnings at the company's newsprint mill affiliates as well as incremental losses from television partnerships, including ITT-Dow Jones Television and Asia Business News; and from DJA Partners, a commercial online real estate service venture.

     On May 12, 1997, Dow Jones and ITT Corp. entered into an agreement to sell their television station, WBIS+, to Paxson Communications Corp. The sale of the station was completed on March 6, 1998. The company recorded a modest gain upon the sale. Additionally in the latter half of 1997, the company and its partner in DJA Partners discontinued the commercial real estate online service.

     Gains on the disposition of businesses and investments were $52.6 million in 1997, $14.3 million in 1996 and $13.6 million in 1995. Results in 1997 included a $6.2 million gain in the first quarter on the sale of the company's American Demographics subsidiary, a publisher of information products serving the marketing industry; and a $46.4 million gain in the fourth quarter from the sale of its interest in Bear Island Paper Company, L.P., a newsprint mill, and Bear Island Timberlands Company, L.P. In 1996, the $14.3 million gain resulted from the sale of the company's minority interest in Press-Enterprise Company, a general-interest newspaper in Riverside, California; while in 1995 the $13.6 million gain was largely the result of the sale of 80% of the company's interest in SportsTicker, a real-time sports news and information company.

     Included in Other, net in 1997 was a $6.4 million loss on foreign exchange, compared with foreign exchange losses of $78,000 in 1996 and $358,000 in 1995.


INCOME TAXES

     In 1997, the company recorded tax expense of $37.8 million on pretax losses of $763.9 million. The bulk of the restructuring charge in 1997 comprised a write-down of goodwill, which was largely nondeductible for tax purposes. In 1996, the effective income tax rate edged up to 44.6% from 43.3% in 1995. Excluding the effect of nondeductible goodwill in each year, the effective tax rate was 37.6% in 1997, 39.7% in 1996 and 38.4% in 1995. The lower 37.6% effective rate was in part due to the favorable settlement of certain tax issues.

INVESTMENTS

     The company invested a total of $79.6 million in businesses and investments in 1997, which included the purchase of Indepth Data, Inc., additional investments in television ventures in the U.S. and Asia, as well as investments in OptiMark Technologies, Inc., a developer of trading systems for equities.

     During 1996, businesses and investments acquired totaled $145.1 million. Investments mainly consisted of the acquisition with partner ITT Corp. of WNYC-TV, renamed WBIS+, from the city of New York. Also, the company made additional investments in Asia Business News, DJA Partners and Minex, a minority-partner in Electronic Broking Service, a provider of a foreign exchange trading service.


FINANCIAL POSITION

     Cash provided by operations was $459.8 million in 1997, up $54.6 million from 1996's $405.2 million, and $87.9 million more than the $371.9 million generated in 1995. The increase in cash from operations in 1997 versus 1996 was in part due to improved collections of accounts receivable. During 1997, principally using cash provided by operations, the company paid dividends of $92 million and funded capital expenditures of $348 million. Also in 1997, the company received $128.6 million from the disposal of certain investments and paid down debt by $103.5 million. At December 31, 1997 debt outstanding, including the current portion, was $234.1 million. At the end of 1997, the debt-to-equity ratio was 30%, versus 20.5% at the end of 1996. Stockholders' equity dropped to $781 million at December 31, 1997 from $1.64 billion at the end of 1996.

     In 1998, the company expects cash provided by operations to be sufficient to meet its normal recurring operating commitments, fund capital expenditures of approximately $175 million and pay dividends of roughly $92 million. Capital spending in 1998 will include upgrading printing facilities and electronic publishing infrastructure and continued construction of office space. Additionally in the first quarter of 1998, the company received about $127 million from investment sales, namely WBIS+ and Mediatex Communications Corp., publisher of Texas Monthly magazine.

     The company can repurchase 2.1 million shares under the current authorization from the company's Board of Directors. These additional shares may be acquired as market and other conditions warrant.

     The company's liquidity requirements that exceed cash provided by operations are regularly funded through the issuance of commercial paper, which is supported by a $400 million revolving credit agreement with several banks through November 1999. Currently, the company has authorization from its Board of Directors to borrow up to $700 million. Borrowings may be in the form of commercial paper, bank borrowings, or notes under a $300 million shelf registration statement filed with the Securities and Exchange Commission. At December 31, 1997, commercial paper of $63 million and long-term notes of $150 million due December 1, 2000 were outstanding.

OUTLOOK

     The company has been exploring strategic alternatives for its Dow Jones Markets business unit and expects to sell that unit shortly. At this time, the company cannot determine with any certainty the effect of such a sale on consolidated results. Any additional write-down with respect to Dow Jones Markets will depend on the price and terms obtained in any sale, but it is likely that a significant additional write-down will be taken. However, earnings after such a sale will improve as losses from this business unit will be eliminated. Earnings exclusive of nonrecurring items are expected to improve moderately in 1998.

     The company anticipates an earnings enhancement from the business publishing segment and lower interest expense, due to a lower average debt level in 1998 relative to 1997. Additionally, 1998 results will benefit from the realignment of television operations and IDD Enterprises as well as discontinuing DJA Partners. Dow Jones Indexes licensing revenue, which included significant upfront fees in 1997, is expected to decline in 1998, as the fees earned become more dependent on the volume of transactions of products based on the Dow Jones Indexes.

     Business publishing revenues are expected to be up modestly in 1998. Revenue growth is anticipated to come mainly from advertising rate increases and volume gains at Dow Jones Interactive Publishing. On January 1, 1998, advertising rates at The Wall Street Journal and Barron's were raised about 4%. The overseas Journal editions raised ad rates by an average of 6%. Changes in the domestic Journal's advertising volume are unpredictable and are in large part dependent on the U.S. economy and specifically, on the activity in financial markets. Expenses in 1998 for this segment are expected to increase modestly over its 1997 level, as higher Print Publications expenses due to newsprint rate hikes are expected to be cushioned by lower television operating expenses. As part of the business television alliance with NBC, the company's European television venture, in which the company held a majority interest, became a 50/50 partnership and will be included as part of Equity in Associated Companies in 1998. Newsprint prices at the end of 1997 were roughly 18% higher than at 1996's year-end.

     Global television pretax losses are expected to fall significantly from 1997's television loss of $48 million, excluding restructuring costs. The company expects to benefit from the television alliance with NBC as well as a favorable comparison with 1997. The first half of 1997 included start-up losses from Dow Jones' and ITT Corp.'s New York television station, WBIS+, which has been sold.

     Operating earnings from the community newspapers segment are expected to be constrained in 1998, as the segment is adversely affected by higher newsprint prices. Revenues are anticipated to rise in line with increases seen in recent years due to advertising and circulation rate increases.

     The "Year 2000" presents significant issues for Dow Jones, because of the technology-intensive nature of its operations. In 1996, the company established a project team responsible for identifying and resolving Year 2000 issues. These efforts include, but are not limited to, identification and review of internal operating systems and applications, and customer products and services, as well as discussions with information providers and other key suppliers to the business. Remediation costs for problems identified thus far are not material to the financial statements taken as a whole. In some cases, modifying existing computer software is not cost beneficial, and the systems themselves are being replaced. The company has established a timetable for resolving Year 2000 issues so as not to interrupt ongoing operations.


INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis and other sections of this Form 10-K include forward-looking statements that reflect the company's current expectations or beliefs concerning future results and events. The words "expects," "intends," "believes," "anticipates," "likely," "will," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the timing, price and terms of any sale of Dow Jones Markets; rapid technological changes and frequent new product introductions prevalent in the financial information services and electronic publishing industries; product obsolescence due to advances in technology and shifts in market demand; competition from increased availability of financial information, including through the Internet, and resulting price pressures; business conditions (growth or consolidation) in the financial services and banking industries; economic and stock market conditions, particularly in the U.S., Asia and Europe, and their impact on advertising sales and sales of the company's products and services; cost of newsprint; adverse verdicts in legal proceedings, including libel actions; adverse decisions by federal regulators; risks associated with the development of television channels in competitive foreign markets, including the ability to produce or obtain desired programming, to sell advertising time at desired rates, to achieve sufficient distribution and to attract audiences; risks associated with foreign operations, including currency and political risks; the cost of resolving the company's Year 2000 software issues or untimely resolution of its Year 2000 issues; and such other risk factors as may have been or may be included from time to time in the company's reports filed with the Securities and Exchange Commission.


ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The company believes that its financial instruments as shown in Footnote 17 on page 47 of this Form 10-K are not subject to material market risk.

ITEM 8.  Financial Statements and Supplementary Data

                    CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                            Dow Jones & Company, Inc.
              For the years ended December 31, 1997, 1996 and 1995

==============================================================================

(in thousands except per share amounts)           1997        1996        1995
------------------------------------------------------------------------------
REVENUES:
Information services                        $1,101,696  $1,125,625  $1,092,002
Advertising                                  1,011,864     896,981     771,779
Circulation and other                          458,958     458,986     419,980
------------------------------------------------------------------------------
    Total revenues                           2,572,518   2,481,592   2,283,761
------------------------------------------------------------------------------
EXPENSES:
News, operations and development               899,868     820,564     748,945
Selling, administrative and general            895,707     831,270     764,161
Newsprint                                      152,478     164,766     157,047
Second class postage and carrier delivery      114,442     110,256     103,497
Depreciation and amortization                  250,734     217,756     206,070
Restructuring (Note 2)                       1,001,263
------------------------------------------------------------------------------
    Operating expenses                       3,314,492   2,144,612   1,979,720
------------------------------------------------------------------------------
    Operating (loss) income                   (741,974)    336,980     304,041

OTHER INCOME (DEDUCTIONS):
Investment income                                3,473       4,249       5,379
Interest expense                               (19,367)    (18,755)    (18,345)
Equity in (losses) earnings of
  associated companies (Notes 2 & 4)           (49,311)     (5,408)     14,193
Gain on disposition of businesses and
  investments (Note 3)                          52,595      14,315      13,557
Other, net                                      (9,300)       (121)      4,075
------------------------------------------------------------------------------
(Loss) income before income taxes and
  minority interests (Note 8)                 (763,884)    331,260     322,900
Income taxes (Note 8)                           37,796     147,728     139,878
------------------------------------------------------------------------------
(Loss) income before minority interests       (801,680)    183,532     183,022
Minority interests in (earnings) losses
  of subsidiaries                                 (452)      6,437       6,550
------------------------------------------------------------------------------
NET (LOSS) INCOME                           $ (802,132) $  189,969  $  189,572
==============================================================================
PER SHARE (Note 13):
Basic:
Net (loss) income                               $(8.36)      $1.96       $1.96
Weighted-average shares outstanding             95,993      96,703      96,907
------------------------------------------------------------------------------
Diluted:
Net (loss) income                               $(8.36)      $1.95       $1.94
Weighted-average shares outstanding             95,993      97,371      97,675
------------------------------------------------------------------------------
Cash Dividends                                  $  .96       $ .96       $ .92
==============================================================================
The accompanying notes are an integral part of the financial statements.

                               CONSOLIDATED BALANCE SHEETS
                                Dow Jones & Company, Inc.
                                December 31, 1997 and 1996

 ===============================================================================

 (dollars in thousands)                                      1997           1996
 -------------------------------------------------------------------------------
 ASSETS:
 Current Assets:
 Cash and cash equivalents                             $   23,763     $    6,769
 Accounts receivable -- trade, net of
  allowance for doubtful accounts of
  $16,445 in 1997 and $16,234 in 1996                     295,250        313,205
 Inventories (Note 5)                                      13,104         10,840
 Deferred income taxes (Note 8)                            16,565         18,369
 Prepaid expenses                                          25,991         26,442
 Other current assets                                      29,091         28,060
 Investment in associated company,
   held for disposal (Note 4)                             102,789
 -------------------------------------------------------------------------------
     Total current assets                                 506,553        403,685
 -------------------------------------------------------------------------------


 Investments in associated companies, at equity (Note 4)   46,064        215,478


 Other investments (Notes 6 & 17)                          85,290         99,587


 Plant and property, at cost (Note 2):
 Land                                                      26,234         26,319
 Buildings and improvements                               394,646        370,616
 Equipment                                              1,970,903      1,780,990
 Construction in progress                                  59,806         41,565
 -------------------------------------------------------------------------------
                                                        2,451,589      2,219,490
 Less, accumulated depreciation                         1,667,552      1,480,090
 -------------------------------------------------------------------------------
                                                          784,037        739,400

 Excess of cost over net assets of businesses
  acquired, less write-down of $868,333 in 1997 and
  accumulated amortization of $407,405 in 1997
  and $368,873 in 1996 (Note 2)                           387,787      1,272,489

 Deferred income taxes (Note 8)                            93,045          7,914


 Other assets                                              16,958         21,078
 -------------------------------------------------------------------------------
     Total assets                                      $1,919,734     $2,759,631
 ===============================================================================
 The accompanying notes are an integral part of the financial statements.





 ===============================================================================

 (dollars in thousands)                                       1997          1996
 -------------------------------------------------------------------------------
 LIABILITIES:
 Current liabilities:
 Accounts payable -- trade                              $  147,378    $  104,491
 Accrued wages, salaries and commissions                    70,011        70,453
 Profit sharing and other retirement plan
  contributions payable (Note 10)                           45,913        40,815
 Other payables                                             97,048        76,021
 Income taxes (Note 8)                                      53,895        63,868
 Unearned revenue                                          252,832       240,239
 Current maturities of long-term debt (Note 6)               5,318         5,318
 -------------------------------------------------------------------------------
     Total current liabilities                             672,395       601,205

 Long-term debt (Notes 6 & 17)                             228,806       332,300
 Deferred compensation, principally postretirement
  benefit obligation (Note 11)                             179,798       164,006
 Other noncurrent liabilities                               57,913        18,127
 -------------------------------------------------------------------------------
     Total liabilities                                   1,138,912     1,115,638
 -------------------------------------------------------------------------------



 STOCKHOLDERS' EQUITY:
 Common stock, par value $1 per share; authorized
  135,000,000 shares; issued 80,621,254 shares
  in 1997 and 80,514,161 shares in 1996                     80,621        80,514
 Class B common stock, convertible, par value $1
  per share; authorized 25,000,000 shares; issued
  21,559,767 shares in 1997 and 21,666,860 shares
  in 1996                                                   21,560        21,667
 -------------------------------------------------------------------------------
                                                           102,181       102,181
 Additional paid-in capital                                136,398       134,434
 Retained earnings                                         707,539     1,601,787
 Unrealized gain on investments (Note 17)                    3,396        12,353
 Cumulative translation adjustment                          (9,540)       (5,896)
 -------------------------------------------------------------------------------
                                                           939,974     1,844,859
 Less, treasury stock, at cost; 5,511,285 shares in
  1997 and 6,735,782 shares in 1996                        159,152       200,866
 -------------------------------------------------------------------------------
     Total stockholders' equity                            780,822     1,643,993
 -------------------------------------------------------------------------------
     Total liabilities and stockholders' equity         $1,919,734    $2,759,631
 ===============================================================================


                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Dow Jones & Company, Inc.
                   For the years ended December 31, 1997, 1996 and 1995

 ======================================================================================

 (in thousands)                                              1997       1996       1995
 --------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
 Net (loss) income                                      $(802,132)  $189,969   $189,572
 Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
 Write-down of goodwill                                   868,333
 Write-down of plant and property                         104,040
 Depreciation                                             205,525    174,189    163,051
 Amortization of excess of cost over net
  assets of businesses acquired                            45,209     43,567     43,019
 Gain on disposition of businesses and investments        (52,595)   (14,315)   (13,557)
 Gain on disposition of plant and property                   (840)    (1,696)    (1,827)
 Loss on operating lease                                                          8,412
 Minority interests in earnings (losses)
  of subsidiaries                                             452     (6,437)    (6,550)
 Equity in losses (earnings) of associated
  companies, net of distributions                          55,525     21,289     (1,714)
 Changes in assets and liabilities:
   Accounts receivable - trade                             15,132    (40,099)   (36,423)
   Unearned revenue                                        20,329      6,808      7,863
   Inventories                                             (2,409)     1,912     (2,180)
   Other current assets                                     2,216     (2,998)    (8,563)
   Accounts payable and accrued liabilities                63,519     17,214     16,168
   Income taxes                                            (5,470)    (2,283)       952
   Deferred taxes                                         (76,111)    (3,994)    (1,377)
   Deferred compensation                                   15,792     14,484     15,271
   Other noncurrent liabilities                             2,279      7,900        115
 Other, net                                                   969       (353)      (345)
 --------------------------------------------------------------------------------------
     Net cash provided by operating activities            459,763    405,157    371,887
 --------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
 Additions to plant and property                         (347,797)  (232,178)  (218,765)
 Disposition of plant and property                          9,580     13,549     13,451
 Businesses and investments acquired, net of
  cash received                                           (79,616)  (145,145)   (74,186)
 Disposition of businesses and investments                128,621     23,877     22,066
 Return of capital by investees                                        1,448         20
 Proceeds from guaranteed investment contract               5,318      5,318      5,318
 Loans to investees                                        (1,047)      (649)   (10,402)
 --------------------------------------------------------------------------------------
     Net cash used in investing activities               (284,941)  (333,780)  (262,498)
 --------------------------------------------------------------------------------------


 FINANCING ACTIVITIES:
 Cash dividends                                           (92,116)   (92,969)   (89,131)
 Increase in long-term debt                                32,310    144,129    172,285
 Reduction of long-term debt                             (135,854)   (65,811)  (214,544)
 Proceeds from sales under stock purchase plans            38,100     21,259     17,430
 Purchase of treasury stock                                          (88,704)
 Contributions from minority partner                                   5,416      9,142
 --------------------------------------------------------------------------------------
     Net cash used in financing activities               (157,560)   (76,680)  (104,818)
 --------------------------------------------------------------------------------------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (268)    (1,595)    (1,792)
 --------------------------------------------------------------------------------------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          16,994     (6,898)     2,779
 Cash and cash equivalents at beginning of year             6,769     13,667     10,888
 --------------------------------------------------------------------------------------
 Cash and cash equivalents at end of year               $  23,763   $  6,769   $ 13,667
 ======================================================================================
 The accompanying notes are an integral part of the financial statements.

                                                     PAGE 29
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        Dow Jones & Company, Inc.
                            For the years ended December 31, 1997, 1996 and 1995
======================================================================================================================
                                       Class B  Additional                              Treasury Stock
(in thousands                 Common    Common    Paid-in    Retained      Other      -------------------
except shares)                 Stock     Stock    Capital    Earnings   Adjustments   Shares      Amount       Total
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994    $80,162   $22,019   $134,017  $1,404,346    $(6,219)  (5,556,839) $(152,714)  $1,481,611
Net income - 1995                                              189,572                                         189,572
Dividends, $.92 per share                                      (89,131)                                        (89,131)
Translation adjustment                                                        633                                  633
Conversion of class B common
 stock into common stock          104      (104)
Capital changes of investee                           (242)                                                       (242)
Sales under stock purchase
 plans                                               1,123                             624,698     18,185       19,308
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995     80,266    21,915    134,898   1,504,787     (5,586)  (4,932,141)  (134,529)   1,601,751
Net income - 1996                                              189,969                                         189,969
Dividends, $.96 per share                                      (92,969)                                        (92,969)
Unrealized gain on
 investments                                                               12,353                               12,353
Translation adjustment                                                       (310)                                (310)
Conversion of class B common
 stock into common stock          248      (248)
Capital changes of investee                            (37)                                                        (37)
Sales under stock purchase
 plans                                                (427)                            666,459     22,367       21,940
Purchase of treasury stock                                                          (2,470,100)   (88,704)     (88,704)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996     80,514    21,667    134,434   1,601,787      6,457   (6,735,782)  (200,866)   1,643,993
Net loss - 1997                                               (802,132)                                       (802,132)
Dividends, $.96 per share                                      (92,116)                                        (92,116)
Unrealized loss on
 investments (Note 17)                                                     (8,957)                              (8,957)
Translation adjustment                                                     (3,644)                              (3,644)
Conversion of class B common
 stock into common stock          107      (107)
Capital changes of investee                           (223)                                                       (223)
Sales under stock purchase
 plans (Note 9)                                      2,187                           1,224,497     41,714       43,901
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997    $80,621   $21,560   $136,398  $  707,539    $(6,144)  (5,511,285) $(159,152)  $  780,822
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

     THE EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED (GOODWILL) is amortized using the straight-line method over various periods, principally forty years. The company evaluates annually whether there has been a permanent impairment in the value of goodwill. Any impairment would be recognized when the sum of expected undiscounted cash flows derived from the acquired business is less than its carrying value. If such an impairment occurred, the amount of the impairment would be based on the fair value of the acquired business as determined by the market value of comparable companies or the present value of expected cash flows. In the fourth quarter of 1997, the company determined the carrying value of goodwill attributable to its Dow Jones Markets subsidiary was impaired and recorded a significant charge to consolidated results of operations. (see Note 2)

     DEFERRED INCOME TAXES are provided for temporary differences in bases between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at tax rates then in effect (see Note
8).

     FOREIGN CURRENCY TRANSLATION of assets and liabilities is determined at the appropriate year-end exchange rates, while results of operations are translated at the average rates of exchange in effect throughout the year. The resultant translation adjustments for subsidiaries whose functional currency is not the U.S. dollar are recorded directly to Stockholders' Equity. Gains or losses arising from translation of financial statements for foreign subsidiaries where the U.S. dollar is the functional currency as well as from all foreign currency transactions are included in income. Foreign exchange losses included in Other, net in the income statement totaled $6,391,000 in 1997, $78,000 in 1996 and $358,000 in 1995.

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

     REVENUE from subscriptions to the company's print publications and information services is recognized in income as earned, pro rata on a monthly basis, over the subscription period. Costs in connection with the procurement of subscriptions are charged to expense as incurred. Revenue from licensing the Dow Jones Averages includes both certain upfront one-time fees and ongoing revenues. The one-time fees, which totaled $31 million in 1997, are recorded to income when received. Ongoing licensing revenue is recognized in income as earned over the license period.

     RESEARCH AND DEVELOPMENT expenditures are charged to expense as incurred. Research and development expenses were $116,420,000 in 1997, $73,974,000 in 1996 and $66,710,000 in 1995.

     USE OF ESTIMATES: The financial statements are prepared in accordance with generally accepted accounting principles which require certain reported amounts to be based on estimates. Actual results could differ from these estimates.

NOTE 2.  RESTRUCTURING CHARGES

     The company recorded a charge to operating expenses of $1 billion ($936.5 million after taxes) in 1997's fourth quarter, reflecting the write-down of goodwill and plant and property, severance and other costs. Substantially all of the charge related to restructuring Dow Jones Markets; however, a small portion of the charge, roughly 2%, was attributable to restructurings of IDD Enterprises, L.P. and certain television operations in the U.S.

     During the fourth quarter of 1997, the company reviewed its previously announced $650 million multiyear revitalization plan of Dow Jones Markets. It was concluded that the plan would be substantially scaled back, while the company continued to review other alternatives for Dow Jones Markets. The company further concluded that the carrying value of its investment in Dow Jones Markets was impaired and a write-down should be recorded. Additionally, the company commenced a plan to reduce its Dow Jones Markets work force by 200-300 employees by early 1998. The reduction of staff will be largely in worldwide Dow Jones Markets technical, administrative and sales positions.

     As the table below indicates, the main component of the restructuring charge was a noncash write-down of goodwill and plant and property. After measuring the carrying value of Dow Jones Markets against its projected cash inflows, it was determined the aggregate of future cash inflows was insufficient to recover the company's carrying value of Dow Jones Markets. The write-down reflects the company's assessment of Dow Jones Markets' fair market value.

The restructuring charge was composed of the following:
============================================================================

(in thousands)
----------------------------------------------------------------------------
Write-down of goodwill                                            $  868,333
Write-down of plant and property                                     104,040
Severance                                                             22,154
Other                                                                  6,736
----------------------------------------------------------------------------
  Total restructuring                                             $1,001,263
============================================================================

     Separately in December 1997, the company and National Broadcasting Corp. (NBC) agreed to a worldwide business television alliance. As part of the agreement, the company's and CNBC's overseas television operations merged, resulting in equally-owned ventures in Europe and Asia. In the U.S., Dow Jones entered into a multiyear license agreement to supply business news programming to CNBC.

     In the fourth quarter of 1997, Dow Jones recorded a charge of $29.7 million ($19.3 million after taxes) for its share of restructuring costs for its overseas television ventures. This charge, which principally related to operating lease redundancies, was included in Equity in Losses of Associated Companies.

NOTE 3.  ACQUISITIONS AND DISPOSITIONS

     In the second quarter of 1997, the company purchased Indepth Data Inc., a provider of comprehensive historical and real-time information on fixed-income instruments for $23.5 million in cash. The acquisition was accounted for by the purchase method.

     The first quarter of 1997 included a gain of $6.2 million ($3.6 million after taxes) from the sale of the company's American Demographics subsidiary, a publisher of information products serving the marketing industry. In the fourth quarter of 1997, the company recognized a gain of $46.4 million ($27.7 million after taxes) from the sale of its 35% interests in Bear Island Paper Company, L.P., a newsprint mill, and Bear Island Timberlands Company, L.P.

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


NOTE 4.  INVESTMENTS IN ASSOCIATED COMPANIES, AT EQUITY

     At December 31, 1997, the principal components of investments in associated companies, at equity were the following: a 40% interest in F.F. Soucy, Inc. & Partners, L.P., an operator of a newsprint mill located in Quebec, Canada; a 31% interest in Mediatex Communications Corp., publisher of Texas Monthly magazine; a 42% ownership in HB-Dow Jones S.A., a part-owner of a publishing company in the Czech Republic; a 50% interest in Business News (Asia) Private, a business and financial news television company broadcasting in Asia; and a 50% interest in SmartMoney, a joint venture with The Hearst Corporation to publish SmartMoney magazine, a monthly publication serving the personal-investor market throughout the U.S. and Canada.

     In addition to the above investments held at December 31, 1997, investments in associated companies at December 31, 1996 included 35% interests in Bear Island Paper Company, L.P. and Bear Island Timberlands, L.P., which were sold in 1997's fourth quarter (see Note 3); a 50% interest in DJA Partners, a developer of an online real estate service which was discontinued in the latter half of 1997; and a half-interest in ITT-Dow Jones Television, which owns a television station in New York City. On May 12, 1997, Dow Jones and ITT Corp. entered into an agreement to sell the station to Paxson Communications Corp. At year-end 1997, the sale of the station was pending regulatory approval, which is expected in 1998. Accordingly, the company's investment in this venture has been classified as current on the consolidated balance sheet. The company expects to record a modest gain upon consummation of the sale.

     Dow Jones & Company has entered long-term contracts with Bear Island Paper Company, L.P. and F.F. Soucy, Inc & Partners, L.P. covering a substantial portion of its annual newsprint requirements. Operating expenses of the company include the cost of newsprint supplied by Bear Island Paper of $25,095,000 in 1997, $29,509,000 in 1996 and $30,022,000 in
1995 and F.F. Soucy of $21,598,000 in 1997, $26,417,000 in 1996 and
$25,353,000 in 1995.


NOTE 5.  INVENTORIES

Inventories as of December 31 were composed of the following:
============================================================================
(in thousands)                                               1997       1996
----------------------------------------------------------------------------
Newsprint inventory                                       $11,590    $ 9,329
Other, principally equipment for resale                     1,514      1,511
----------------------------------------------------------------------------
  Total inventories                                       $13,104    $10,840
============================================================================

     Newsprint inventory was determined by the last-in, first-out (LIFO) method. If newsprint inventory had been valued by the average cost method, it would have been approximately $9,240,000 and $7,355,000 higher in 1997 and 1996, respectively.


NOTE 6.  LONG-TERM DEBT

Long-term debt at December 31 was as follows:
============================================================================
(in thousands)                                               1997       1996
----------------------------------------------------------------------------
Commercial paper, 5.95% to 6.15% at December 31, 1997    $ 63,015   $161,242
Notes payable, 5.75%, due December 1, 2000                149,836    149,785
Note payable, Associated Press, 7.75%                      21,273     26,591
----------------------------------------------------------------------------
                                                          234,124    337,618
Less: current portion                                       5,318      5,318
----------------------------------------------------------------------------
  Total long-term debt                                   $228,806   $332,300
============================================================================

     Payments on long-term debt are due as follows: $5,318,000 in 1998, $68,334,000 in 1999, $155,154,000 in 2000 and $5,318,000 in 2001. Interest
payments were $18,386,000 in 1997, $18,916,000 in 1996 and $16,679,000 in
1995.

     The company can borrow up to $400 million through November 16, 1999, under a revolving credit agreement with several banks. Borrowings may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, its C/D rate or the federal funds rate. An annual fee of 0.08% is payable on the commitment which the company may terminate or reduce at any time. Prepayment of borrowings may be made without penalty.
Although there were no borrowings under the agreement as of December 31, 1997, the company intends to maintain the commitment at least through December 31, 1998. Accordingly, commercial paper was classified as long-term.

     The company and the banks amended certain restrictive covenants contained in the revolving credit agreement, including restrictions on net worth. At December 31, 1997, with respect to restrictive covenants then in effect, consolidated indebtedness was approximately $900 million less than the maximum borrowing allowed and the company's cash flow, as defined in the agreement, far exceeded that required.

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


NOTE 8.  INCOME TAXES

The components of (loss) income before income taxes and minority interests were as follows:
============================================================================
(in thousands)                                   1997       1996        1995
----------------------------------------------------------------------------
Domestic                                    $(118,627)  $258,616    $208,173
Foreign                                      (645,257)    72,644     114,727
----------------------------------------------------------------------------
                                            $(763,884)  $331,260    $322,900
============================================================================

                                   PAGE 36

The following is a reconciliation of income tax expense (benefit) to the amount derived by multiplying (loss) income before income taxes and minority interests by the statutory federal income tax rate of 35%.
============================================================================
                                       % of            % of             % of
                                       Loss          Income           Income
                                     Before          Before           Before
(in thousands)                  1997  Taxes      1996 Taxes       1995 Taxes
----------------------------------------------------------------------------
(Loss) income before taxes
  multiplied by statutory
  federal income tax rate  $(267,359) (35.0) $115,941  35.0   $113,015  35.0
Write-down of nondeductible
  goodwill                   326,807   42.8
State and foreign taxes,
  net of federal income
  tax effect                 (31,377)  (4.1)   14,454   4.4     12,864   4.0
Amortization of
  nondeductible goodwill      15,969    2.0    16,124   4.9     16,422   5.1
Research and development
  credits                     (4,456)  (0.6)   (2,550) (0.8)    (6,113) (1.9)
Other, net                    (1,788)  (0.2)    3,759   1.1      3,690   1.1
----------------------------------------------------------------------------
                           $  37,796    4.9  $147,728  44.6   $139,878  43.3
============================================================================

Income tax expense was as follows:
============================================================================
(in thousands)                   Federal       State     Foreign       Total
----------------------------------------------------------------------------
1997
Currently payable               $ 79,086    $ 21,405     $15,685    $116,176
Deferred                         (62,961)    (12,120)     (3,299)    (78,380)
----------------------------------------------------------------------------
  Total                         $ 16,125    $  9,285     $12,386    $ 37,796
============================================================================
1996
Currently payable               $ 98,366    $ 25,319     $30,186    $153,871
Deferred                             750      (6,195)       (698)     (6,143)
----------------------------------------------------------------------------
  Total                         $ 99,116    $ 19,124     $29,488    $147,728
============================================================================
1995
Currently payable               $ 95,681    $ 19,126     $32,977    $147,784
Deferred                          (3,040)     (3,845)     (1,021)     (7,906)
----------------------------------------------------------------------------
  Total                         $ 92,641    $ 15,281     $31,956    $139,878
============================================================================

                                   PAGE 37

The company's combined current and noncurrent deferred taxes at December 31,
1997 and 1996 consisted of the following deferred tax assets and liabilities:
============================================================================
                                       Deferred Tax          Deferred Tax
                                          Assets              Liabilities
                                   -------------------    ------------------
(in thousands)                         1997       1996       1997       1996
----------------------------------------------------------------------------
Depreciation                                              $59,418    $63,470
Employee benefit plans, including
  deferred compensation            $ 80,174   $ 81,121      4,312      4,987
Foreign tax credits                  15,393     13,945
Restructuring charges                56,987
Sales and product allowances          3,799      3,524
Unrealized gain on investments                              2,314      8,436
All other                            22,582     10,170      3,281      5,584
----------------------------------------------------------------------------
Total deferred taxes               $178,935   $108,760    $69,325    $82,477
============================================================================

     The company has not established a deferred tax asset with respect to certain foreign operating loss carryforwards which are not expected to be realized. Income tax payments were $119,377,000 in 1997, $154,005,000 in 1996 and $140,303,000 in 1995.


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

The activity in the plan was as follows:
============================================================================
                                                    Shares Subscribed
                          Stock Purchase       -----------------------------
                              Prices              1997       1996       1995
----------------------------------------------------------------------------
Balance, January 1                             137,107    141,855    145,410
 Shares subscribed                             258,635    220,306    231,341
 Purchases               $34.16 to $34.54     (241,243)  (216,329)  (224,663)
 Terminated/canceled                           (13,042)    (8,725)   (10,233)
----------------------------------------------------------------------------
Balance, December 31                           141,457    137,107    141,855
============================================================================

        At December 31, 1997, there were 113,867 shares available for future offerings.

        STOCK OPTION PLAN: Under the Dow Jones 1991 Stock Option Plan, options for shares of common stock may be granted to key employees at not less than the fair market value of the common stock on the date of grant. Options granted in 1997 become exercisable in equal annual installments over three years from the date of grant. All other options outstanding at December 31, 1997 were exercisable. Options expire ten years from the date of grant.

The activity in the stock option plan was as follows:
============================================================================
                            1997               1996              1995
                       ----------------  -----------------  ----------------
                              Weighted-          Weighted-         Weighted-
                                Average            Average           Average
                       Shares  Exercise   Shares  Exercise  Shares  Exercise
                       ('000)     Price   ('000)     Price  ('000)     Price
----------------------------------------------------------------------------
Balance, January 1      3,791    $32.98    3,360    $32.32   3,279    $31.33
  Granted               1,019     50.19      888     34.54     548     36.25
  Exercised              (909)    32.08     (430)    30.85    (401)    29.72
  Terminated/canceled    (156)    44.58      (27)    35.38     (66)    31.80
----------------------------------------------------------------------------
Balance, December 31    3,745    $37.22    3,791    $32.98   3,360    $32.32
============================================================================
Options exercisable
 at December 31         2,726    $32.41    2,903    $32.51   2,812    $31.55
============================================================================

        At December 31, 1997, there were   256,393 shares available for
future grants.

        EXECUTIVE INCENTIVE PLAN: In 1997 stockholders approved the Dow Jones 1997 Long Term Incentive Plan which provides for the grant to key executives of stock options and contingent stock rights (collectively, "plan awards"). The plan is administered by the compensation committee of the Board of Directors, the members of which may not participate in the plan. Under the 1997 incentive plan, up to two million shares of common stock may be granted for plan awards through December 31, 2001.

        Options for shares of common stock may be granted at not less than the fair market value of the common stock on the date of grant. Options granted in 1992 through 1995 were granted at 125% of the fair market value of the company's common stock on the date of grant, while options granted after 1995 were granted at the fair market value of the common stock on the date of grant. In April 1997, the company rescinded all of the outstanding stock appreciation rights of its plan participants. Options granted in 1997 become exercisable in equal annual installments over three years from the date of grant. Fifty percent of options granted in 1996 become exercisable in 1998. All other options granted prior to 1997 and outstanding at December 31, 1997 were exercisable. Options expire ten years from the date of grant.

The activity with respect to options under the executive incentive plan was as follows:
============================================================================
                            1997               1996              1995
                       ----------------  -----------------  ----------------
                              Weighted-          Weighted-         Weighted-
                                Average            Average           Average
                       Shares  Exercise   Shares  Exercise  Shares  Exercise
                       ('000)     Price   ('000)     Price  ('000)     Price
----------------------------------------------------------------------------
Balance, January 1      1,224    $35.42      966    $35.60     886    $34.28
  Granted                 222     50.75      293     34.38     103     45.31
  Exercised              (135)    30.29      (27)    31.44     (12)    28.17
  Terminated/canceled     (24)    54.25       (2)    32.42      (1)    28.83
  Surrendered upon
   exercise of
   stock appreciation
   rights                  (1)    32.50       (6)    32.04     (10)    28.83
----------------------------------------------------------------------------
Balance, December 31    1,286    $38.30    1,224    $35.42     966    $35.60
============================================================================
Options exercisable
 at December 31           919    $35.78      879    $35.19     814    $34.25
============================================================================

Options outstanding at the end of 1997 for both the stock option and executive incentive plans are summarized as follows:
============================================================================
                           Options outstanding           Options exercisable
                     ----------------------------------  -------------------
                             Weighted-    Weighted-Avg.            Weighted-
                               Average     Remaining                 Average
  Range of           Shares   Exercise     Contractual   Shares     Exercise
Exercise Prices      ('000)      Price       life        ('000)        Price
----------------------------------------------------------------------------
$26.00 to $30.00      1,072     $28.09     4.4 years      1,072       $28.09
$32.00 to $35.47      1,909      34.10     6.6            1,762        34.07
$36.25 to $41.09        627      37.27     7.3              607        37.14
$43.91 to $50.75      1,423      49.61     9.5              203        44.62
----------------------------------------------------------------------------
Balance,
 December 31, 1997    5,031     $37.60     7.0 years      3,644       $33.41
============================================================================

        Contingent stock rights entitle the participant to receive future payments in the form of common stock, cash or a combination of both. The compensation ultimately received will depend on the extent to which specific performance criteria are achieved during the four-year performance period, the participant's individual performance and other factors, as determined by the compensation committee. With respect to 1993 grants, compensation received could be less than or equal to that specified in the right, but not greater than 125% of that amount. With respect to the grants issued after 1993, compensation received could be less than or equal to that specified in the right, but cannot exceed the right.

                                   PAGE 40

A summary of contingent stock right activity follows:
============================================================================
                                        1997            1996            1995
----------------------------------------------------------------------------
Balance, January 1                   558,600         522,900         417,100
  Granted                             88,600         117,000         124,100
  Awarded                            (58,482)        (80,300)         (8,789)
  Terminated/canceled                (75,537)         (1,000)         (9,511)
----------------------------------------------------------------------------
Balance, December 31                 513,181         558,600         522,900
============================================================================

                                       Year of Grant
                      ---------------------------------------------
                        1993      1994      1995      1996     1997  Balance
----------------------------------------------------------------------------
Rights outstanding    78,200   118,775   116,906   110,700   88,600  513,181
============================================================================

     At December 31, 1997, there were 1,765,237 shares available for future grants under the executive incentive plan.

     The company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25) and its related Interpretations. Under APB 25, stock-based compensation charged to income was $3,400,000 in 1997, $1,504,000 in 1996 and $6,218,000 in 1995.

Had the company's stock-based compensation been determined by the fair-value based method of SFAS 123, "Accounting for Stock-Based Compensation," the
company's net (loss) income and (loss) earnings per share would have been the following pro forma amounts:
============================================================================
                                                1997         1996       1995
----------------------------------------------------------------------------
Net (loss) income (in thousands):
        As reported                        $(802,132)    $189,969   $189,572
        Pro forma                           (807,509)     186,170    188,635
----------------------------------------------------------------------------
  Per share - basic:
        As reported                           $(8.36)       $1.96      $1.96
        Pro forma                              (8.41)        1.93       1.95
============================================================================

The following table provides the estimated fair value under the Black-
Scholes option-pricing model of each option and stock-purchase right granted in years 1995 through 1997, and the significant weighted-average assumptions used in their determination.
============================================================================
                                Risk-Free
                                 Interest  Dividend   Expected
                  Fair Value       Rate      Yield      Life     Volatility
----------------------------------------------------------------------------
Stock Purchase
 Plan Right
   1997             $ 8.27         5.6%       2.4%    0.5 years     24.7%
   1996               8.15         5.5        2.4     0.7           15.5
   1995               7.15         5.7        2.4     0.6           15.5

Option under the
 Stock Option Plan
   1997             $11.87         5.6%       2.4%    5.0 years     22.5%
   1996               8.44         6.0        2.4     6.0           20.0
   1995               8.78         5.8        2.4     6.0           20.0

Option under the
 Executive Incentive
 Plan
   1997             $11.98         5.6%       2.4%    5.0 years     22.5%
   1996               8.44         6.0        2.4     6.0           20.0
   1995               7.29         6.0        2.4     8.0           20.0
============================================================================



NOTE 10.  PROFIT SHARING/RETIREMENT AND PENSION PLANS

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

        Total profit sharing and pension plan expenses amounted to $60,082,000, $54,543,000 and $50,358,000 in 1997, 1996 and 1995,
respectively.


NOTE 11.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

        For a majority of its full-time employees, the company sponsors a defined benefit postretirement medical plan which provides lifetime health care benefits to retirees who meet specified length of service and age requirements, and their eligible dependents. The plan is unfunded. The company sponsors no additional postretirement benefit plans other than its profit sharing/retirement and pension plans (see Note 10).

The following sets forth the plan's status reconciled with amounts reported in the company's consolidated balance sheets at December 31.
============================================================================
(in thousands)                                              1997        1996
----------------------------------------------------------------------------
Accumulated postretirement benefit obligation (APBO):
  Retirees                                              $ 32,148    $ 28,362
  Fully eligible active plan participants                 17,759      14,271
  Other active plan participants                          83,580      72,209
----------------------------------------------------------------------------
  Total APBO as of December 31                           133,487     114,842
Unrecognized net (loss) gain                              (4,519)        828
----------------------------------------------------------------------------
Accrued postretirement benefit liability at
 December 31                                            $128,968    $115,670
============================================================================

Pretax postretirement benefit expense included the following components:
============================================================================
(in thousands)                                  1997        1996        1995
----------------------------------------------------------------------------
Service cost                                 $ 7,889     $ 7,316     $ 5,417
Interest cost                                  8,728       7,547       7,318
----------------------------------------------------------------------------
  Net periodic postretirement benefit cost   $16,617     $14,863     $12,735
============================================================================

     A 9.5% annual rate of increase in the per capita costs of covered health care benefits was assumed for 1998, gradually decreasing to 5% by the year 2006 and remaining at that rate thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997, by $25 million and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1997 by $4 million. A discount rate of 7% was used to determine the accumulated postretirement benefit obligation as of December 31, 1997.

     At December 31, 1996, the company's accumulated postretirement benefit obligation was calculated using a discount rate of 7.5% and a health care cost trend rate of 11.5% for 1997, decreasing to 5% by the year 2008.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

     Commitments for capital expenditures amounted to $80,868,000 at December 31, 1997.

Noncancelable leases require minimum rental payments through 2018 totaling
$438,288,000.  Payments required for the years 1998 through 2002 are as follows:
============================================================================
(in thousands)              1998       1999       2000       2001       2002
----------------------------------------------------------------------------
                         $79,975    $67,699    $56,974    $46,057    $40,945
============================================================================

     These leases are principally for office space and equipment and contain renewal and escalation clauses. Total rental expense amounted to $120,011,000 in 1997, $112,075,000 in 1996 and $107,753,000 in 1995.

     Rental expense in 1995 included a charge of $8.4 million, discounted at 6%, for the recognition of a loss on an operating lease, net of expected sublease rental income. The loss stemmed from vacating office space in which the company is obligated to rent until July 2001.

     At December 31, 1997, the company had loan guarantees outstanding of $4.3 million with remaining terms of up to four years for certain of its investees. The company views it as unlikely that its investees will fail to meet the terms of their obligations.

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


NOTE 13.  PER SHARE AMOUNTS

     In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" was issued. The statement, which is effective for financial statements issued after December 15, 1997, modifies the standards for computing and presenting earnings per share (EPS). SFAS 128 requires the dual presentation of a basic EPS and a diluted EPS on the face of the income statement.

     Basic (loss) earnings per share was $(8.36) in 1997 and $1.96 in both 1996 and 1995. The per share amounts have been computed on the basis of the weighted-average number of shares outstanding (95,993,000 shares in 1997, 96,703,000 shares in 1996 and 96,907,000 shares in 1995).


Diluted (loss) earnings per share have been computed as follows:
===========================================================================
(in thousands except
 per share amounts)                   1997 (1)       1996 (2)      1995 (2)
---------------------------------------------------------------------------
Net (loss) income                $(802,132)      $189,969      $189,572

Weighted-average shares
 outstanding - basic                95,993         96,703        96,907
Stock options                            0            551           539
Other, principally contingent
 stock rights                            0            117           229
                                    ------         ------        ------
Weighted-average shares
 outstanding  - diluted             95,993         97,371        97,675

Diluted (loss) earnings
 per share                          $(8.36)         $1.95         $1.94
============================================================================
(1) Options and contingent stock rights outstanding at December 31, 1997, as shown in Note 9 to the financial statements beginning on page 37 of this
Annual Report, have been excluded from the diluted loss per share in 1997 because to include such securities would be antidilutive.

(2) Options to purchase 290,000 shares in 1996 and 302,000 shares in 1995 at ranges of $41.09 to $54.25 were excluded from the diluted earnings per share calculation because the options' exercise prices were greater than the average market prices for 1996 and for 1995. The diluted average shares outstanding were determined by assuming the proceeds from the exercise of outstanding options were used to acquire treasury stock at the average market value of the stock during the year.

NOTE 14.  RECLASSIFICATIONS

     Certain amounts for prior years have been reclassified for comparative purposes.


NOTE 15.  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The summary of unaudited 1997 and 1996 quarterly financial data shown on pages 50 and 51 of this report is incorporated herein by reference.

                                             PAGE 45
NOTE 16.  BUSINESS SEGMENTS

The company's operations by business segment and geographic area were as follows:

Financial Data by Business Segment
================================================================================================
                                            Financial
                             Business     Information     Community
(in thousands)             Publishing        Services    Newspapers     Corporate  Consolidated
-----------------------------------------------------------------------------------------------
Revenues
  1997                     $1,320,187      $  951,720      $300,611                  $2,572,518
  1996                      1,214,336         979,745       287,511                   2,481,592
  1995                      1,049,462         961,398       272,901                   2,283,761

Operating (loss) income (1)
  1997                        218,596        (992,965)       50,584      $(18,189)     (741,974)
  1996                        159,418         155,848        43,766       (22,052)      336,980
  1995                         95,509         197,015        32,987       (21,470)      304,041

Identifiable assets (2)
  1997                        676,646         776,292       222,609       244,187     1,919,734
  1996                        635,615       1,607,971       223,860       292,185     2,759,631
  1995                        587,032       1,598,041       229,515       184,112     2,598,700

Depreciation and
amortization expense
  1997                         68,359         165,821        16,554                     250,734
  1996                         57,695         144,181        15,880                     217,756
  1995                         50,434         141,226        14,410                     206,070

Capital expenditures
  1997                        108,043         227,129        12,625                     347,797
  1996                         91,194         131,658         9,326                     232,178
  1995                         89,054         113,296        16,415                     218,765

Investments in associated
companies (3)
  1997                        124,838
  1996                        194,500
  1995                         91,442

Equity in (losses) earnings
of associated companies (3)
  1997                        (41,347)
  1996                          3,351
  1995                         19,494
================================================================================================
NOTES:
(1) Includes restructuring costs in 1997 as follows (in thousands):
          Business publishing                      $   21,761
          Financial information services              979,502
                                                    ---------
                                                   $1,001,263
(2) Corporate assets include cash and cash equivalents, investments in associated companies, other investments and related deferred income taxes.
(3) Business publishing -- Business News (Asia) Private; F.F. Soucy, Inc. & Partners, L.P.; ITT-
    Dow Jones Television and SmartMoney.  On December 1, 1997, the company sold its interest in
    Bear Island Paper Company, L.P. and Bear Island Timberlands Co., L.P.  Equity losses in 1997 include television restructuring charges.


Financial Data by Geographic Area
==============================================================================================
                                      Europe
                         United  Middle East      Asia/        Other
(in thousands)           States       Africa    Pacific      Foreign   Corporate  Consolidated
----------------------------------------------------------------------------------------------
Revenues
  1997               $1,890,457     $372,813   $254,002     $ 55,246                $2,572,518
  1996                1,748,800      408,434    271,765       52,593                 2,481,592
  1995                1,589,181      383,266    261,823       49,491                 2,283,761

Operating (loss) income
  1997                 (117,047)    (349,914)  (169,960)     (86,864)   $(18,189)     (741,974)
  1996                  288,686       16,289     50,741        3,316     (22,052)      336,980
  1995                  227,259       26,562     68,405        3,285     (21,470)      304,041

Identifiable assets
  1997                1,318,905      195,327    121,939       39,376     244,187     1,919,734
  1996                1,622,808      473,653    256,635      114,350     292,185     2,759,631
  1995                1,570,852      468,882    256,547      118,307     184,112     2,598,700
==============================================================================================
Note:  Operating loss in 1997 includes restructuring charges as follows (in thousands):

          United States                    $  463,084
          Europe/Middle East/Africa           294,593
          Asia/Pacific                        163,492
          Other Foreign                        80,094
                                            ---------
                                           $1,001,263

NOTE 17.  FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The carrying values of the company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value.  The fair value of the following financial instruments, as of December 31, 1997 and 1996, was determined primarily by reference to dealer markets and quoted market prices.
============================================================================
(in thousands)                                  Fair Value    Carrying Value
----------------------------------------------------------------------------
1997
Other investments                                 $ 85,985          $ 85,290
Long-term debt                                     228,136           228,806
----------------------------------------------------------------------------
1996
Other investments                                 $100,502          $ 99,587
Long-term debt                                     331,000           332,300
============================================================================

    Other investments include marketable equity securities, namely shares in United States Satellite Broadcasting Company, Inc. (USSB), a provider of direct satellite television programming, and Nation Multimedia Group Public Co., Ltd, a media company in Thailand, which are carried at their fair value. At December 31, 1997, the fair value of these investments was $35.5 million, representing a gross unrealized gain of $10 million on the USSB investment and a gross unrealized loss of $4.3 million on the investment in Nation Multimedia Group. At December 31, 1996, the fair value of marketable equity securities was $50.7 million, yielding a gross unrealized gain of $20.8 million.

    The company enters into nonspeculative forward exchange contracts to insulate contractual revenue streams from foreign currency exchange rate fluctuations (see Note 1). Risk arises from movements in foreign currency exchange rates and from the possible inability of counterparties to meet the terms of their commitments, which the company views as unlikely. At December 31, 1997, the company had a forward exchange contract outstanding which settled in January 1998 to sell 350 million Japanese yen in exchange for $3.4 million. At December 31, 1997, the fair value of this contract was insignificant. At December 31, 1996, the fair value of forward exchange contracts then outstanding, which had contractual values totaling $46 million, was an unrealized gain of $4.7 million.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

    We have audited the accompanying consolidated balance sheets of Dow Jones & Company, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dow Jones & Company, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                    COOPERS & LYBRAND L.L.P.


New York, New York
January 29, 1998

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

    Management has developed, and in 1997 continued to strengthen, a system of internal accounting and other controls for the company and its subsidiaries. Management believes these controls provide reasonable assurance that assets are safeguarded from loss or unauthorized use and that the company's financial records are a reliable basis for preparing the financial statements. Underlying the concept of reasonable assurance is the premise that the cost of control should not exceed the benefit derived. The company's system of internal controls is supported by written policies, a program of internal audits, including a periodic independent review of the Internal Audit Department, and by a program of selecting and training qualified staff.

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

                                   PAGE 50

              QUARTERLY CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                                 (UNAUDITED)
                          Dow Jones & Company, Inc.
           For the fourth quarters ended December 31, 1997 and 1996

============================================================================
(in thousands except per share amounts)                     1997        1996
----------------------------------------------------------------------------
REVENUES:
Information services                                  $  279,646    $292,245
Advertising                                              291,586     262,287
Circulation and other                                    118,253     116,718
----------------------------------------------------------------------------
    Total revenues                                       689,485     671,250
----------------------------------------------------------------------------
EXPENSES:
News, operations and development                         249,422     217,251
Selling, administrative and general                      237,942     217,972
Newsprint                                                 44,333      37,408
Second class postage and carrier delivery                 30,683      29,541
Depreciation and amortization                             68,999      55,414
Restructuring                                          1,001,263
----------------------------------------------------------------------------
    Operating expenses                                 1,632,642     557,586
----------------------------------------------------------------------------
    Operating (loss) income                             (943,157)    113,664


OTHER INCOME (DEDUCTIONS):
Investment income                                            910       1,174
Interest expense                                          (4,445)     (6,072)
Equity in losses of associated companies                 (27,280)     (6,858)
Gain on disposition of businesses
 and investments                                          46,416
Other, net                                                (6,741)        388
----------------------------------------------------------------------------
(Loss) income before income taxes
 and minority interests                                 (934,297)    102,296
Income tax (benefit)                                     (45,026)     43,999
----------------------------------------------------------------------------
(Loss) income before minority interests                 (889,271)     58,297
Minority interests in (earnings) losses
 of subsidiaries                                             (44)      1,346
----------------------------------------------------------------------------
NET (LOSS) INCOME                                     $ (889,315)   $ 59,643
============================================================================
PER SHARE:
Basic:
Net (loss) income                                         $(9.22)       $.62
Weighted-average shares outstanding                       96,465      95,808
----------------------------------------------------------------------------
Diluted:
Net (loss) income                                         $(9.22)       $.62
Weighted-average shares outstanding                       96,465      96,234
----------------------------------------------------------------------------
Cash Dividends                                            $  .24        $.24
============================================================================

                                   PAGE 51

                     SUMMARY OF QUARTERLY FINANCIAL DATA
                                 (UNAUDITED)
                          Dow Jones & Company, Inc.

============================================================================
                                     Quarters Ended
(in thousands except     ---------------------------------------
 per share amounts)      March 31   June 30  Sept. 30    Dec. 31        Year
----------------------------------------------------------------------------
1997   (1)
Revenues                 $605,963  $640,744  $636,326  $ 689,485  $2,572,518
Operating (loss) income    62,162    78,027    60,994   (943,157)   (741,974)
Net (loss) income          25,399    34,906    26,878   (889,315)   (802,132)
Per Share:
  Basic                       .27       .36       .28      (9.22)      (8.36)
  Diluted                     .26       .36       .28      (9.22)      (8.36)
----------------------------------------------------------------------------
1996   (2)
Revenues                 $584,834  $630,637  $594,871  $ 671,250  $2,481,592
Operating income           68,952    92,092    62,272    113,664     336,980
Net income                 37,625    52,025    40,676     59,643     189,969
Per Share:
  Basic                       .39       .54       .42        .62        1.96
  Diluted                     .38       .53       .42        .62        1.95
============================================================================
(1) Gains on the disposal of businesses and investments in 1997 included a first-quarter gain of four cents per share from the sale of the company's American Demographics subsidiary and a fourth-quarter gain of
    29 cents per share from the disposal of the company's interests in Bear
    Island Paper Company, L.P. and Bear Island Timberlands Company, L.P.
    Additionally, the third quarter of 1997 included a net enhancement of 11 cents per share from certain one-time fees received from licensing the
    Dow Jones Averages.

    The fourth quarter and year-to-date 1997 operating losses include restructuring costs of $1 billion.

(2) The third quarter of 1996 included a gain of nine cents per share from the sale of the company's minority interest in Press-Enterprise Company.


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

     Peter R. Kann, age 55, Chairman of the Board since July 1991, Chief Executive Officer since January 1991 and Publisher of The Wall Street Journal since January 1989, served as President from July 1989 to July 1991 and Chief Operating Officer from July 1989 to December 1990, Executive Vice President from 1985 to 1989 and Associate Publisher of The Wall Street Journal from 1979 to 1988. Karen Elliott House, President/International Group of the company is the spouse of Mr. Kann.

     Kenneth L. Burenga, age 53, President of the company and President of The Wall Street Journal since July 1991, Chief Operating Officer since January 1991 and Chief Executive Officer of Dow Jones Markets since July 1996, served as Executive Vice President from January 1991 to July 1991 and Senior Vice President from 1986 thru 1990, and General Manager from January 1989 thru December 1990, as Chief Financial and Administrative Officer from 1986 to 1988 and Vice President/Circulation of The Wall Street Journal from 1980 to 1986.

     James H. Ottaway Jr., age 60, Senior Vice President since 1986, Chairman of Ottaway Newspapers, Inc. since 1979, served as President of the International Group from February 1988 to January 1995, as Vice President/ Community Newspapers from 1980 to 1985 and as President of Ottaway Newspapers, Inc. from 1970 to 1985.

     Peter G. Skinner, age 53, Senior Vice President since November 1989, General Counsel and Secretary since 1985 and President, Television from January 1995 to December 1997, served as Vice President from 1985 to November 1989.

     Carl M. Valenti, age 59, will retire in early 1998, after serving as President and Publisher of Dow Jones Newswires from July 1996 and Senior Vice President of the company since July 1989. Mr. Valenti also served as President and Publisher of Dow Jones Markets from May 1990 to July 1996, Vice President of the company and President/Information Services Group from 1987 to 1990 and as Vice President/Information Services Group from 1980 to 1987.

     Kevin J. Roche, age 63, Vice President/Finance since 1986 and Chief Financial Officer since January 1989, served as Comptroller from 1977 to 1987. Mr. Roche will be retiring in 1998.

     Thomas G. Hetzel, age 42, Comptroller since October 1993, served as Associate Comptroller from 1992 to 1993 and Assistant Comptroller from 1988 to 1992.


Directors of the Registrant
---------------------------

     The information required by this item relating to directors, including positions with the company and business experience during the past five years, is as follows.

     Rand V. Araskog, age 66, member of the Corporate Governance and Executive Committees, has been a director of the company since 1981. Mr. Araskog is a director of various corporations and prior to March 1998, Chairman and Chief Executive Officer of ITT Corporation (hotel and gaming company). Mr. Araskog is a director of Alcatel Alsthom, Rayonier Inc., Shell Oil Company, The Hartford Financial Services Group, Inc., ITT Industries, Inc. and ITT Educational Services, Inc.

     Christopher Bancroft, age 46, member of the Compensation Committee, has been a director of the company since 1996. Mr. Bancroft is first cousin of Mr. Cox and Mrs. MacElree.

     William C. Cox, Jr., age 67, member of the Corporate Governance and Executive Committees, has been a director of the company since 1976. Prior to July, 1997, Mr. Cox was Executive Director/Client Relations of the company. Mr. Cox is the brother of Mrs. MacElree and first cousin of Mr. Bancroft.

     Harvey Golub, age 59, member of the Audit and Corporate Governance Committees, has been a director of the company since 1997. Mr. Golub has been Chairman and Chief Executive Officer, American Express Company since August 1993 and served as President from 1991 to 1993 of American Express Company (travel and financial services company). Mr. Golub is a director of Campbell Soup Company.

     Leslie Hill, age 44, member of the Corporate Governance Committee, has been a director of the company since 1997. Ms. Hill is a pilot for American Airlines and is the daughter of Mrs. MacElree.

     Irvine O. Hockaday, Jr., age 61, member of the Compensation and Executive Committees, has been a director of the company since 1990. Mr. Hockaday is President and Chief Executive Officer, Hallmark Cards, Inc. (greeting card manufacturer) and a director of Ford Motor Company, Sprint Corporation and UtiliCorp United, Inc.

     Vernon E. Jordan, Jr., age 62, member of the Executive Committee, has been a director of the company since 1982. Senior Partner at Akin, Gump, Strauss, Hauer & Feld, attorneys, and prior to 1982 was President and Chief Executive Officer, National Urban League, Inc. Mr. Jordan is a director of American Express Company, Bankers Trust Company, Bankers Trust New York Corporation, Callaway Golf Company, Chancellor Media Corporation, J.C. Penney Company, Inc., Revlon, Inc., Ryder Systems, Inc., Sara Lee Corporation, Union Carbide Corporation and Xerox Corporation.

     David K.P. Li, age 59, member of the Audit and Corporate Governance Committees, has been a director of the company since 1993. Mr. Li is Chief Executive Officer, The Bank of East Asia, Limited. Mr. Li is also a director of CBS, Campbell Soup Company, Hong Kong Telecommunications Limited, The Bank of East Asia, Limited, The Hong Kong & China Gas Company Limited, Sime Darby Hong Kong Limited and South China Morning Post (Holdings) Limited.

     Jane C. MacElree, age 68, member of the Compensation and Corporate Governance Committees, has been a director of the company since 1996. Mrs. MacElree is the mother of Ms. Hill and first cousin of Mr. Bancroft.

     Frank N. Newman, age 55, member of the Audit and Corporate Governance Committees, has been a director of the company since 1997. Mr. Newman is Chairman, President and Chief Executive Officer of Bankers Trust New York Corporation and Bankers Trust Company. Prior to September 1995, Mr. Newman was Deputy Secretary of the United States Treasury and prior to February 1993, Vice Chairman and Chief Financial Officer of BankAmerica Corporation.

     James Q. Riordan, age 70, member of the Audit, Executive and Compensation Committees, has been a director of the company since 1970 and is retiring from the Board in 1998. Mr. Riordan is director of various corporations. Prior to May 1992, he was President and Chief Executive Officer of Bekaert Corp. (steel wire manufacturer) and prior to October 1989, Vice Chairman and Chief Financial Officer, Mobil Corporation (petroleum). Mr. Riordan is a director of The Brooklyn Union Gas Company and The Houston Exploration Company, and a director/trustee of the mutual funds in the Seligman Group of investment companies.

     William C. Steere, Jr., age 61, member of the Compensation and Corporate Governance Committees, has been a director of the company since 1997. Mr. Steere is Chairman and Chief Executive Officer, Pfizer Inc. (pharmaceuticals). Mr. Steere is also a director of Minerals Technologies Inc. and Texaco Inc.

     M. Peter McPherson, age 57, is being nominated for director of the company. Mr. McPherson is President of Michigan State University and prior to October 1993, was Group Executive Vice President of Bank of America.

     The following executive officers of the company are also directors:
Peter R. Kann, member of the Executive Committee and director since 1987; Kenneth L. Burenga, member of the Executive Committee and director since 1990; and James H. Ottaway Jr., director since 1987.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the company's executive officers and directors, and persons who own more than ten percent of the outstanding Common Stock or Class B Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Such persons are also required by SEC regulation to furnish the company with copies of all
Section 16(a) reports they file.

     In 1991, the SEC completed an extensive revision of its rules in this area. In addition to increasing the number and kind of reports to be filed, the SEC has obliged companies to report in their proxy statements failures to file reports on a timely basis. The company believes that the failures to file listed below were inadvertent.

     Based solely on its review of the copies of such forms received by the company, or written representations from certain reporting persons that no Form 5 annual reports were required for those persons, the company believes that during 1997, all filing requirements under Section 16(a) of the Exchange Act applicable to its executive officers, directors, and greater than ten-percent beneficial owners were complied with except that Mr. William C. Cox, Jr., Ms. Leslie Hill and Mrs. Jane C. MacElree each filed a late Form 5 annual report reporting the deferred stock equivalents which they were credited during 1997.

ITEM 11.  Executive Compensation.

The following tables and report provide information as to the cash and noncash compensation paid to, earned by or granted to each of the five most highly compensated senior policy making executives of the company.

                         Summary Compensation Table

===========================================================================
                        Annual Compensation        Long-Term Compensation
                      ------------------------  ---------------------------
                                                Awards   Payouts
                                                ------- ---------
                                                        Long-term All other
  Name and                                              Incentive   Compen-
  Principal                                     Options   Payouts    sation
  Position            Year    Salary     Bonus    (1)       (2)       (3)
---------------------------------------------------------------------------
Peter R. Kann,        1997  $735,000  $190,000   31,800  $282,562  $180,017
 Chairman of the
 Board, Chief         1996  $715,000  $380,000   40,000  $234,525  $210,850
 Executive Officer
 and Director         1995  $680,000  $445,000   14,800  $507,938  $220,207
---------------------------------------------------------------------------
Kenneth L. Burenga,   1997  $590,000  $140,000   16,900  $190,088  $113,472
 President, Chief
 Operating Officer    1996  $550,000  $270,000   22,500  $198,750  $156,999
 and Director
                      1995  $520,000  $310,000   10,200  $358,313  $161,548
---------------------------------------------------------------------------
Carl M. Valenti,      1997  $453,000  $130,000    9,000  $128,438  $112,081
 Senior Vice
 President            1996  $440,000  $155,000   12,900  $135,150  $112,940

                      1995  $422,000  $220,000    7,300  $255,938  $124,166
---------------------------------------------------------------------------
Peter G. Skinner,     1997  $435,000  $153,000   10,700  $148,988  $113,074
 Senior Vice
 President            1996  $410,000  $165,000   14,200  $147,075  $109,023

                      1995  $381,000  $205,000    7,300  $220,500  $113,032
---------------------------------------------------------------------------
James H. Ottaway      1997  $391,000  $178,000   10,300  $128,438  $109,300
 Jr., Senior
 Vice President       1996  $376,000  $160,000   12,900  $135,150  $101,386
 and Director
                      1995  $361,000  $160,000    5,500  $196,875  $100,107
===========================================================================

(1) In addition to stock option grants, the indicated executives were granted contingent stock rights under the Dow Jones 1997 Long Term Incentive Plan. The contingent stock rights granted during the most recently completed fiscal year are reported in the long-term incentive plan table on page 59 of this Form 10-K.

(2) The payouts shown in the table for 1997 reflect the fair market value as of January 21, 1998 of the Final Awards made to the indicated executives under the Dow Jones 1992 Long Term Incentive Plan in respect of the four-year performance period 1994-1997. The payouts shown in the table for 1996 reflect the fair market value as of January 15, 1997 of the Final Awards made to the indicated executives under the Dow Jones 1992 Long Term Incentive Plan in respect of the four-year performance period 1993-1996. The payouts shown in the table for 1995 reflect the fair market value as of January 17, 1996 of the Final Awards made to the individual executives under the Dow Jones 1992 Long Term Inventive Plan in respect of the four-year performance period 1992-1995. The 1992 Long Term Incentive Plan was replaced in 1997 by the Dow Jones 1997 Long Term Incentive Plan.

(3) The amounts referred to in the table above under "All Other Compensation" consist of the aggregate amounts contributed to the accounts of the indicated executives under the Dow Jones Profit Sharing Retirement Plan and the related Supplementary Benefit Plan in respect of the years indicated. With respect to amounts contributed in 1997, the Internal Revenue Code limits the allocation of the annual company contribution for the benefit of any individual account under a qualified profit sharing plan to the amount which would be contributed to such individual account based on maximum annual compensation of $160,000, but permits under a supplemental plan an additional allocation by the company to such individual equal to the additional amount which would otherwise have been allocated to him or her under the qualified plan had there been no limits. Executive officers may elect to have the amounts allocated to their accounts under the Supplementary Benefit Plan deemed to be invested in shares of Common Stock. With respect to 1997, such amounts were deemed to be invested at the closing price of the Common Stock on the first business day of 1998. With respect to 1997, the company has allocated the following amounts to the accounts of the indicated executives under the Profit Sharing Retirement Plan: Mr. Kann - $28,303; Mr. Burenga - $28,303; Mr. Valenti - $28,303; Mr. Skinner - $28,303; Mr. Ottaway - $28,303. The
company has also allocated the following amounts to the accounts of the indicated executives under the Supplementary Benefit Plan with respect to 1997: Mr. Kann - $151,714; Mr. Burenga - $85,169; Mr. Valenti - $83,778;
Mr. Skinner - $84,771; Mr. Ottaway - $80,997.

                                             PAGE 58

                                      Option Grants in 1997

================================================================================================
                                    Individual Grants
                    ------------------------------------------------
                     Number of  % of Total                            Potential Realizable Value
                    Securities   Options     Exercise                   at Assumed Annual Rates
                    Underlying  Granted to      or                          of Stock Price
                       Options  Employees   Base Price                  Appreciation over Stock
                       Granted  In Fiscal    ($/Share)    Expiration         Option Term (3)
  Name                   (1)       Year          (2)         Date           5%           10%
------------------------------------------------------------------------------------------------
Peter R. Kann           31,800     2.6%        $50.75      11/26/07     $1,015,056    $2,571,984
Kenneth L. Burenga      16,900     1.4%        $50.75      11/26/07     $  539,448    $1,366,872
Carl M. Valenti          9,000     0.7%        $50.75      11/26/07     $  287,280    $  727,920
Peter G. Skinner        10,700     0.9%        $50.75      11/26/07     $  341,544    $  865,416
James H. Ottaway Jr.    10,300     0.8%        $50.75      11/26/07     $  328,776    $  833,064
================================================================================================

(1) One-third of the stock options will become exercisable on November 26, 1998, another one-
third will become exercisable on November 26, 1999, and the remainder will become exercisable on
November 26, 2000.

(2) The exercise price of the stock options is $50.75 per share, the fair market value of the
Common Stock on November 26, 1997, the date on which the stock options were granted.

(3) These amounts represent gains based on assumed rates of appreciation over the entire ten-year period.  Actual gains, if any, on stock option exercises are dependent on the future performance of the company's Common Stock and the continued employment of the optionee through the vesting period.

                               Aggregated Option Exercises in 1997
                                    And Year-End Option Values

================================================================================================
                                               Total Number of           Value of Unexercised
                                           Unexercised Options at       In-the-Money Options at
                                              December 31, 1997         December 31, 1997 (*)
                    Shares                --------------------------  --------------------------
                  Acquired on     Value
  Name              Exercise   Realized   Exercisable  Unexercisable  Exercisable  Unexercisable
------------------------------------------------------------------------------------------------
Peter R. Kann         1,969     $21,413     153,385        51,800      $2,878,276     $479,663
Kenneth L. Burenga      -           -       103,368        28,150      $1,929,197     $266,910
Carl M. Valenti         -           -        71,641        15,450      $1,315,507     $151,004
Peter G. Skinner      1,422     $13,510      62,230        17,800      $1,164,069     $168,550
James H. Ottaway Jr.  3,266     $54,706      63,699        16,750      $1,219,470     $154,822
================================================================================================
(*) This represents the difference between the closing price of the company's Common Stock on
December 31, 1997 ($53.6875) and the exercise price of the options.

                                  PAGE 59

                  Long-Term Incentive Plan--Awards in 1997

===========================================================================
                                                     Performance or Other
                        Number of Shares, Units     Period Until Maturation
   Name                   or Other Rights (*)             or Payout
---------------------------------------------------------------------------
Peter R. Kann                   12,500                    1998-2001
Kenneth L. Burenga               6,625                    1998-2001
Carl M. Valenti                  3,550                    1998-2001
Peter G. Skinner                 4,225                    1998-2001
James H. Ottaway Jr.             4,050                    1998-2001
===========================================================================

(*) The long-term incentive plan awards are contingent stock rights granted under the Dow Jones 1997 Long Term Incentive Plan. Each contingent stock right gives the holder the contingent right to receive up to the number of shares of Common Stock specified in the right (the "Initial Award") following completion of a 4-year performance period. The number of shares ultimately received (the "Final Award") will depend on the extent to which the performance criteria are achieved during the 4-year performance period, the participant's individual performance and other factors. Participants may elect, subject to the approval of the Compensation Committee, to receive all or a portion of their Final Awards in cash, or Common Stock, or a combination of both. If a participant elects to receive all or a portion of the Final Award in cash, the amount of cash will equal the closing price of the Common Stock on the date of the Final Award multiplied by the number of shares of Common Stock as to which the election is being made.

     During the performance period relating to each right, the Compensation Committee may adjust the performance criteria and otherwise modify the terms and provisions of the right. Also during the performance period, the holder is entitled to receive as "dividend equivalents" an amount equal to the cash dividends that the holder would have received if the holder had owned the number of shares of Common Stock covered by the Initial Award during the entire performance period.

     At December 31, 1997, Mr. Kann held contingent stock rights covering a total of 66,800 shares; Mr. Burenga - 41,725 shares; Mr. Valenti - 27,950 shares; Mr. Skinner - 26,625 shares; and Mr. Ottaway - 23,650 shares. At December 31, 1997, the fair market value of the Common Stock subject to such rights was as follows: Mr. Kann - $3,586,325; Mr. Burenga - $2,240,111; Mr. Valenti - $1,500,566; Mr. Skinner - $1,429,430; and Mr.
Ottaway - $1,269,709.

     The Final Award ultimately received may be less than or equal to the numbers set forth above. It is expected that fully satisfactory competitive performance (as judged by the Compensation Committee in its discretion at the time of the payouts) would be competitively rewarded if the Final Award approximated 80% of the amounts set forth above. Exceptional performance would support a Final Award in excess of 80% of the amounts set forth above but in no event more than 100% of such amounts.

Carl M. Valenti Retirement Agreement
------------------------------------

     Mr. Valenti will retire from the company, effective March 31, 1998, and has agreed to provide consulting services to the company during the period from April 1, 1998 through December 31, 1999. He has also agreed to refrain from engaging in any business activity that is competitive with the business of the company and its subsidiaries. In consideration for performance of his consulting and non-competition obligations, the company will pay Mr. Valenti an aggregate of $792,750 in 21 equal monthly installments of $37,750 commencing on April 1, 1998 and ending on December 1, 1999. In addition, the company will credit Mr. Valenti's deferred compensation account with an amount equal to the amounts he would have received under the Dow Jones Profit Sharing Retirement Plan and the related Supplementary Benefit Plan had he been an employee of the company and continued to receive a salary at his 1997 rate between April 1, 1998 and December 31, 1999.


Compensation of Directors
-------------------------

     During 1997 the Board of Directors met eight times, the Executive Committee met three times, the Audit Committee met four times, the Compensation Committee met five times and the Corporate Governance Committee met two times. In 1997 the fee for each Board meeting attended was $1,200; the fee for each committee meeting attended was $1,000; and the annual fee for each committee chairman was $3,000.

     At its November 1996 meeting the Board of Directors terminated the retirement plan for non-employee directors, effective immediately after the 1997 Annual Meeting. In order to begin to increase the proportion of directors' stock-based compensation, the Board of Directors at the same meeting lowered the cash component of the annual director's fee from $26,000 to $20,000 and adopted a deferred stock equivalent compensation plan for non-employee directors so as to provide a means to grant compensation based on shares of Common Stock ("stock equivalents") (and also to keep total directors' compensation competitive in light of the elimination of retirement benefits). All of these changes became effective immediately after the 1997 Annual Meeting. In 1998, the cash component of the annual director's fee and the fees for attending Board and committee meetings and for serving as a committee chairman will remain the same as in 1997.

     Under the directors' deferred stock equivalent compensation plan, each non-employee director is credited with $20,000 worth of stock equivalents per year. Such stock equivalents are credited quarterly (since the 1997 Annual Meeting), and the number thereof are determined at the market price of the company's Common Stock on the last business day of the quarter in question.

     From time to time Board members are invited to attend meetings of Board committees of which they are not members; in such cases, such Board members receive a committee meeting fee. Employees of the company or its subsidiaries who are directors do not receive director's, committee or committee chairman's fees.

     Directors may elect to defer receipt, in whole or in part, of any of their fees payable in cash. Deferred amounts will, at the electing director's option, either be credited to an interest bearing account or be deemed to be invested in shares of Common Stock (i.e., stock equivalents) at the market price on the last business day of the month in which the deferred amount in question would have otherwise been received. Deferred cash amounts will be paid in cash, in a lump sum or in the form of annuity, as the director may elect. Deferred stock equivalent amounts will be paid in cash (in a lump sum or in the form of an annuity) or shares of Common Stock (in up to fifteen annual installments), or a combination of cash and Common Stock, as the director may elect.

     Non-employee directors who retired at or prior to the 1997 Annual Meeting will continue to receive benefits under the company's retirement program for directors. Any such director who served for five years or more is entitled to receive an annual amount equal to the annual fee payable at the time of retirement. The fee will be payable for the lesser of 15 years or the number of years the director served. Upon the death of an eligible director, 75% of the annual amount is payable to his or her estate or designated beneficiary for the remaining payment term. Amounts previously accrued under the retirement plan by directors who continued to serve on the Board after the 1997 Annual Meeting were added to such directors' deferred compensation accounts and credited to cash or stock equivalent accounts as specified by the individual directors.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners


The following table sets forth information, as of January 22, 1998, with respect to the number of shares of Common Stock and Class B Common Stock owned by the only persons who were known by the company to own beneficially more than 5% of the outstanding Common Stock or Class B Common Stock.
===========================================================================
                                              Shares                Percent
                                            Beneficially               of
Name and Address of Beneficial Owner          Owned(a)               Class
---------------------------------------------------------------------------
Christopher Bancroft                   Common   4,797,405(b)           6.4%
  c/o Holme Roberts & Owen LLC         Class B  3,820,360(b)          17.7%
  1700 Lincoln Street
  Denver, Colorado 80203
---------------------------------------------------------------------------
Barclays Bank PLC                      Common   4,491,629(c)           6.0%
  54 Lombard Street
  London, England EC3P 3AH
---------------------------------------------------------------------------
Capital Research & Management Co.      Common   4,771,300(d)           6.3%
  333 South Hope Street
  Los Angeles, California 90071
---------------------------------------------------------------------------
Judson W. Detrick                      Common   3,402,772(e)           4.5%
  Holme Roberts & Owen LLC             Class B  2,266,261(e)          10.5%
  1700 Lincoln Street
  Denver, Colorado 80203
---------------------------------------------------------------------------

===========================================================================
                                              Shares                Percent
                                            Beneficially               of
Name and Address of Beneficial Owner          Owned(a)               Class
---------------------------------------------------------------------------
Michael B. Elefante                    Common   3,012,309(e)           4.0%
  Hemenway & Barnes                    Class B  1,689,981(e)           7.8%
  60 State Street
  Boston, Massachusetts 02109
---------------------------------------------------------------------------
Timothy F. Fidgeon                     Common   1,999,015(e)           2.7%
  Hemenway & Barnes                    Class B  2,163,083(e)          10.0%
  60 State Street
  Boston, Massachusetts 02109
---------------------------------------------------------------------------
Franklin Mutual Advisers, Inc.         Common   3,818,100(f)           5.1%
  51 John F. Kennedy Parkway
  Short Hills, New Jersey 07078
---------------------------------------------------------------------------
Roy A. Hammer                          Common  11,780,020(e)          15.6%
  Hemenway & Barnes                    Class B  8,454,534(e)          39.2%
  60 State Street
  Boston, Massachusetts 02109
---------------------------------------------------------------------------
Paul D. Holleman                       Common   3,403,372(e)           4.5%
  Holme Roberts & Owen LLC             Class B  2,266,211(e)          10.5%
  1700 Lincoln Street
  Denver, Colorado 80203
---------------------------------------------------------------------------
Jane C. MacElree                       Common   6,507,784(g)           8.6%
  c/o Hemenway & Barnes                Class B  3,892,016(g)          18.1%
  60 State Street
  Boston, Massachusetts 02109
---------------------------------------------------------------------------
Rod B. MacLeod                         Common   2,689,448(e)           3.6%
  MacLeod & McGinness                  Class B  1,380,196(e)           6.4%
  1800 Second Street, Suite 971
  Sarasota, Florida 34236
---------------------------------------------------------------------------
James H. Ottaway, Sr.                  Common   2,817,451(h)           3.7%
Ruth B. Ottaway                        Class B  1,679,014(h)           7.8%
James H. Ottaway, Jr.
David B. Ottaway
Ruth Ottaway Sherer
  c/o Ottaway Newspapers, Inc.
  Post Office Box 401
  Campbell Hall, New York 10916
---------------------------------------------------------------------------
Lawrence T. Perera                     Common   4,510,550(e)           6.0%
  Hemenway & Barnes                    Class B  3,477,000(e)          16.1%
  60 State Street
  Boston, Massachusetts 02109
---------------------------------------------------------------------------

                                  PAGE 63

===========================================================================
                                              Shares                Percent
                                            Beneficially               of
Name and Address of Beneficial Owner          Owned(a)               Class
---------------------------------------------------------------------------
Michael J. Puzo                        Common   1,292,674(e)           1.7%
  Hemenway & Barnes                    Class B  1,899,488(e)           8.8%
  60 State Street
  Boston, Massachusetts 02109
---------------------------------------------------------------------------
Thomas A. Richardson                   Common   3,126,672(e)           4.1%
  Holme Roberts & Owen LLC             Class B  1,928,331(e)           8.9%
  1700 Lincoln Street
  Denver, Colorado 80203
---------------------------------------------------------------------------
George T. Shaw                         Common     914,232(e)           1.2%
  Hemenway & Barnes                    Class B  1,083,025(e)           5.0%
  60 State Street
  Boston, Massachusetts 02109
---------------------------------------------------------------------------
State Street Bank & Trust Company      Common   6,017,075(i)           8.0%
  225 Franklin Street                  Class B  3,230,763(i)          15.0%
  Boston, Massachusetts 02110
---------------------------------------------------------------------------
Elizabeth Steele                       Common   3,912,624(e)           5.2%
  c/o Hemenway & Barnes                Class B  2,146,210(e)          10.0%
  60 State Street
  Boston, Massachusetts 02109
---------------------------------------------------------------------------
Bayne Stevenson                        Common   3,320,565(e)           4.4%
  c/o Hemenway & Barnes                Class B  1,739,191(e)           8.1%
  60 State Street
  Boston, Massachusetts 02109
===========================================================================

(a) Except as otherwise indicated, the beneficial owner has sole voting and investment power.

(b) Includes 4,510,000 shares of Common Stock and 3,477,000 shares of Class B Common Stock held by Mr. Bancroft as trustee, as to which he shares voting and investment power with other trustees, including Messrs. Hammer and Perera. Also includes 287,405 shares of Common Stock and 343,360 shares of Class B Common Stock held by Mr. Bancroft as trustee of a revocable trust, as to which he shares voting and investment power with other trustees, including Messrs. Holleman, Richardson and Detrick. Mr. Bancroft could acquire sole voting and investment power over such shares if he were to revoke the trust.

(c) As of December 31, 1997, which is the most recent date as of which the company has such information, Barclays Bank PLC held all of these shares as an investment advisor or broker-dealer and had sole voting power as to 4,278,017 of these shares and shared investment power over all of these shares with non-affiliated persons.

(d) As of December 31, 1997, which is the most recent date as of which the company has such information, Capital Research & Management Co. held all of these shares as an investment adviser and had sole investment power over all of these shares and no voting power over any of these shares.

(e) Includes shares held as trustee, as to which voting and investment power is shared with other trustees (including other persons named above), by the following persons, each of whom disclaims beneficial ownership of such shares: Mr. Detrick - 3,402,772 shares of Common Stock and 2,266,211 shares of Class B Common Stock; Mr. Elefante - 3,012,309 shares of Common Stock and 1,689,981 shares of Class B Common Stock; Mr. Fidgeon - 1,999,015 shares of Common Stock and 2,163,083 shares of Class B Common Stock; Mr. Hammer - 11,780,020 shares of Common Stock and 8,454,534 shares of Class B Common Stock; Mr. Holleman - 3,402,772 shares of Common Stock and 2,266,211 shares of Class B Common Stock; Mr. MacLeod - 2,689,448 shares of Common Stock and 1,380,196 shares of Class B Common Stock; Mr. Perera - 4,510,550 shares of Common Stock and 3,477,000 shares of Class B Common Stock; Mr. Puzo - 1,292,674 shares of Common Stock and 1,899,488 shares of Class B Common Stock; Mr. Richardson - 3,126,672 shares of Common Stock and 1,928,331 shares of Class B Common Stock; Mr. Shaw - 914,232 shares of Common Stock and 1,083,025 shares of Class B Common Stock; Ms. Steele - 3,912,624 shares of Common Stock and 2,146,210 shares of Class B Common Stock; Mr. Stevenson - 3,301,134 shares of Common Stock and 1,730,393 shares of Class B Common Stock. Also includes 600 shares of Common Stock held by Mr. Holleman as trustee, as to which Mr. Holleman has sole voting and investment power.

(f) As of December 31, 1997, which is the most recent date as of which the company has such information, Franklin Mutual Advisers, Inc. held all of these shares as an investment adviser and had sole voting and investment power over all of these shares.

(g) Includes 5,531,471 shares of Common Stock and 3,348,848 shares of Class B Common Stock held by Mrs. MacElree as trustee, as to which she shares voting and investment power with other trustees, including Mr. Elefante with respect to 2,745,000 shares of Common Stock and 1,440,250 shares of Class B Common Stock; Mr. Hammer with respect to 2,739,400 shares of Common Stock and 1,746,733 shares of Class B Common Stock; Mr. Puzo with respect to 46,900 shares of Common Stock and 161,800 shares of Class B Common Stock; Mr. Shaw with respect to 14,400 shares of Common Stock and 394,683 shares of Class B Common Stock. Also includes 819,015 shares of Common Stock and 541,583 shares of Class B Common Stock held by Mrs. MacElree as trustee of a revocable trust, as to which she shares voting and investment power with other trustees, including Messrs. Fidgeon and Shaw. Mrs. MacElree could acquire sole voting and investment power over such shares if she were to revoke the trust.

(h) All of these shares have been deposited in a voting trust by various Ottaway family trusts, individual members of the Ottaway family and a private investment company owned by members of the Ottaway family. The voting trustees under the voting trust are James H. Ottaway, Sr., his wife, Ruth B. Ottaway, and their adult children, James H. Ottaway, Jr., David B. Ottaway and Ruth Ottaway Sherer. The voting trust will remain in effect until January 27, 2003, but shares may be withdrawn from the voting trust prior thereto. As of January 22, 1998, each of James H. Ottaway, Sr., Ruth
B. Ottaway and David B. Ottaway beneficially owned 2,817,451 shares of Common Stock and 1,679,014 shares of Class B Common Stock. As of January 22, 1998, Ruth Ottaway Sherer beneficially owned 2,989,621 shares of Common Stock (4.0%) and 1,716,203 shares of Class B Common Stock (8.0%). As of January 22, 1998, James H. Ottaway, Jr. beneficially owned 2,886,226 shares of Common Stock (includes 63,699 shares subject to options) and 1,679,014 shares of Class B Common Stock. Each of the foregoing persons is deemed the beneficial owner of the shares held in the voting trust described above and, accordingly, each of the foregoing figures includes such shares. In addition, various other shares are also included more than once in the foregoing figures as a result of other shared ownership arrangements. Each of James H. Ottaway, Sr., Ruth B. Ottaway, James H. Ottaway, Jr., David B. Ottaway and Ruth Ottaway Sherer shares voting power over 2,817,451 shares of Common Stock and 1,679,014 shares of Class B Common Stock and investment power over 28,080 shares of Common Stock and 1,540 shares of Class B Common Stock. Ruth Ottaway Sherer has sole voting and investment power over 172,170 shares of Common Stock and 37,189 shares of Class B Common Stock.

(i) As of December 31, 1997, which is the most recent date as of which the company has such information, State Street Bank & Trust Company held all of these shares as trustee, disclaimed beneficial ownership of them and shared voting and investment power with persons named above as to 4,685,182 shares of Common Stock and 3,197,032 shares of Class B Common Stock.


Security Ownership of Directors and Management

The following table sets forth information as of January 22, 1998, with respect to the number of shares of Common Stock and Class B Common Stock owned by each director and nominee for director, the five most highly compensated executive officers, and all directors, nominees and executive officers as a group.

                                  PAGE 66

===========================================================================
                                      Shares         Percent
                                    Beneficially        of     Common Stock
                                       Owned          Class     Equivalents
   Name                                 (1)             (2)          (3)
---------------------------------------------------------------------------
Rand V. Araskog(4)                Common       8,000     *           27,073
                                  Class B        700     *
---------------------------------------------------------------------------
Christopher Bancroft(5)(6)(7)     Common   4,797,405     6.4%         1,128
                                  Class B  3,820,360    17.7%
---------------------------------------------------------------------------
Kenneth L. Burenga(4)             Common     127,987     *             -
                                  Class B      3,015     *
---------------------------------------------------------------------------
William C. Cox, Jr.(5)(6)(8)      Common     247,276     *              685
                                  Class B    639,061     3.0%
---------------------------------------------------------------------------
Harvey Golub                      Common       2,000     *            1,110
                                  Class B        -       *
---------------------------------------------------------------------------
Leslie Hill(5)(6)(9)              Common     117,437     *              504
                                  Class B     68,943     *
---------------------------------------------------------------------------
Irvine O. Hockaday, Jr.           Common       3,000     *            6,479
                                  Class B        -       *
---------------------------------------------------------------------------
Vernon E. Jordan, Jr.             Common         270     *            7,144
                                  Class B        105     *
---------------------------------------------------------------------------
Peter R. Kann(4)                  Common     230,923     *            5,505
                                  Class B      4,027     *
---------------------------------------------------------------------------
David K.P. Li                     Common       8,030     *            8,025
                                  Class B        -       *
---------------------------------------------------------------------------
Jane C. MacElree(5)(6)(10)        Common   6,507,784     8.6%           457
                                  Class B  3,892,016    18.1%
---------------------------------------------------------------------------
M. Peter McPherson                Common         -       *              -
                                  Class B        -       *
---------------------------------------------------------------------------
Frank N. Newman                   Common         200     *              457
                                  Class B        -       *
---------------------------------------------------------------------------
James H. Ottaway, Jr.(11)         Common   2,886,226     3.8%           -
                                  Class B  1,679,014     7.8%
---------------------------------------------------------------------------
Peter G. Skinner (4)              Common      72,070     *              -
                                  Class B        -       *
---------------------------------------------------------------------------
William C. Steere, Jr.            Common       1,000     *            1,238
                                  Class B        -       *
---------------------------------------------------------------------------

                                  PAGE 67

===========================================================================
                                      Shares         Percent
                                    Beneficially        of     Common Stock
                                       Owned          Class     Equivalents
   Name                                 (1)             (2)          (3)
---------------------------------------------------------------------------
Carl M. Valenti(4)                Common     105,860     *              -
                                  Class B      2,087     *
---------------------------------------------------------------------------
All directors and executive       Common  15,169,567    20.1%        60,466
 officers as a group              Class B 10,111,536    46.9%
 (19 persons)(12)
===========================================================================

(1) Except as otherwise indicated, the beneficial owner has sole voting and investment power. Includes shares of Common Stock subject to options exercisable within 60 days after January 22, 1998 held by: Mr. Burenga (103,368 shares), Mr. Cox (24,905 shares), Mr. Kann (153,385 shares), Mr.
Ottaway (63,699 shares), Mr. Skinner (62,230 shares) and Mr. Valenti (71,641 shares).

(2) For purposes of computing the percentages above, the number of shares of Common Stock outstanding includes any shares which may be acquired by the named person within 60 days after January 22, 1998. An asterisk under the column "Percent of Class" indicates that the named person beneficially owns less than one percent of the shares of Common Stock or Class B Common Stock outstanding.

(3) Under the directors' deferred stock equivalent compensation plan (see page 60), each non-employee director is credited with $20,000 worth of stock equivalents per year. Certain directors have elected to defer receipt of some or all of their fees payable in cash and have invested such deferred amounts in stock equivalents. Amounts previously accrued under the terminated retirement plan for non-employee directors by directors who continued to serve on the Board after the 1997 Annual Meeting, were added to such director's deferred compensation accounts and certain directors have elected to invest such accrued amount in stock equivalents. Also, certain executive officers have elected to have the amounts allocated to their accounts under the Supplementary Benefit Plan (see footnote (3) of the Summary Compensation Table on page 57) deemed to be invested in stock equivalents.

(4) Includes shares owned by, or jointly with, spouses, as follows: Mr. Burenga - 7,522 shares of Common Stock and 1,292 shares of Class B Common Stock owned by his spouse; Mr. Kann - 8,332 shares of Common Stock and 124 shares of Class B Common Stock owned by his spouse; Mr. Skinner - 2,762 shares of Common Stock owned jointly with his spouse; Mr. Valenti - 664 shares of Common Stock owned by his spouse and 409 shares of Common Stock owned jointly with his spouse. Includes, with respect to Messrs. Kann and Valenti, 32,686 and 19,190 shares of Common Stock, respectively, subject to options exercisable within 60 days after January 22, 1998 held by their respective spouses. Mr. Burenga shares voting and investment power with his spouse as to those shares owned by her. Messrs. Kann and Valenti disclaim beneficial ownership of the shares owned by their respective spouses. Mr. Skinner shares voting and investment power with his spouse as to those shares owned jointly.

(5) Mr. Cox is the brother of Mrs. MacElree. Mr. Cox and Mrs. MacElree are first cousins of Mr. Bancroft. Ms. Hill is the daughter of Mrs. MacElree.

(6) As of January 1, 1998, Mr. Cox, Mr. Bancroft, Mrs. MacElree and Ms. Hill, certain of their relatives, and certain trusts and charitable organizations established by them owned beneficially a total of 24,913,657 shares (33%) of the outstanding Common Stock and 17,359,716 shares (80%) of the outstanding Class B Common Stock. Such shares account for approximately 64% of the votes represented by the outstanding Common Stock and Class B Common Stock. Mr. Cox, Mr. Bancroft, Mrs. MacElree and Ms. Hill, trusts as to which they or certain of their relatives are trustees or have beneficial or reversionary interests, and the trustees of such trusts, may be considered in control of the company and therefore its "parent."

(7) Includes 287,405 shares of Common Stock and 343,360 shares of Class B Common Stock held by Mr. Bancroft as trustee of a revocable trust, as to which he shares voting and investment power with other trustees and as to which he could acquire sole voting and investment power if he were to revoke the trust. Also includes 4,510,000 shares of Common Stock and 3,477,000 shares of Class B Common Stock held by Mr. Bancroft as trustee, as to which he shares voting and investment power with other trustees.

(8) Includes 58,351 shares of Common Stock and 207,400 shares of Class B Common Stock held by a revocable trust for the benefit of Mr. Cox, as to which he could acquire sole voting and Investment power if he were to revoke the trust. Also includes 164,014 shares of Common Stock and 431,621 shares of Class B Common Stock, as to which Mr. Cox disclaims beneficial ownership, as follows: 85,514 shares of Common Stock and 379,791 shares of Class B Common Stock held by Mr. Cox as trustee, as to which he shares voting and investment power; 50,500 shares of Common Stock and 27,130 shares of Class B Common Stock held by trustees for Mr. Cox's spouse; and 29,000 shares of Common Stock and 24,700 shares of Class B Common Stock held by a foundation of which Mr. Cox is President.

(9) Includes 6,006 shares of Common Stock and 1,618 shares of Class B Common Stock owned by Ms. Hill's spouse and minor children.

(10) Includes 819,015 shares of Common Stock and 541,583 shares of Class B Common Stock held by Mrs. MacElree as trustee of a revocable trust, as to which she shares voting and investment power with other trustees and as to which she could acquire sole voting and investment power if she were to revoke the trust. Also includes 5,531,471 shares of Common Stock and 3,348,848 shares of Class B Common Stock held by Mrs. MacElree as trustee, as to which she disclaims beneficial ownership and shares voting and investment power with other trustees and 4,255 shares of Common Stock and 1,585 shares of Class B Common Stock owned by her spouse.

(11) See footnote (h) starting on page 65 of this Form 10-K for a description of Mr. Ottaway's ownership of Common Stock and Class B Common Stock.

(12) Includes 573,989 shares of Common Stock subject to options that may be exercised by executive officers and directors within 60 days after January 22, 1998. Also includes shares owned by or jointly with their spouses and by their children and relatives sharing their homes.

ITEM 13.  Certain Relationships and Related Transactions.

     During 1997, Akin, Gump, Strauss, Hauer & Feld, the law firm of which Mr. Jordan is a senior partner, rendered certain legal services to the company. The company expects that this law firm will continue to render legal services to the company in 1998.

     Karen Elliott House, President/International Group of the company and the spouse of Mr. Kann, received a salary and bonus in 1997 of $400,000.
An aggregate of $75,729 was contributed to Ms. House's account under the Dow Jones Profit Sharing Retirement Plan and the related Supplementary Benefit Plan in respect of 1997. Ms. House received a payout for 1997 of 1,400 shares of Common Stock with a fair market value as of January 21, 1998 of $71,925 under the Dow Jones 1992 Long Term Incentive Plan in respect of the four-year performance period 1994-1997. Ms. House also received contingent stock rights and stock options under the Dow Jones 1997 Long Term Incentive Plan. Ms. House's compensation is set by the Compensation Committee of the Board of Directors.

PART IV.
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

14 (a) (1)  Financial Statements:

                                                                    Page
                                                                  Reference
                                                                  ---------
Included in Part II, Item 8 of this report:

     Consolidated statements of (loss) income for the years
       ended December 31, 1997, 1996 and 1995                         24

     Consolidated balance sheets, December 31, 1997 and 1996         25-26

     Consolidated statements of cash flows for the
       years ended December 31, 1997, 1996 and 1995                  27-28

     Consolidated statements of stockholders' equity for the
       years ended December 31, 1997, 1996 and 1995                   29

     Notes to financial statements                                   30-47

     Report of independent accountants                                48


   (a) (2)  Financial Statement Schedules:

Included in Part IV of this report:

     Report and consent of independent accountants                    75

       II - Valuation and qualifying accounts and reserves            76


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

   10.8 Dow Jones 1997 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended March 31, 1997.

   10.9 Dow Jones Credit Agreement dated November 16, 1994 between the company and Chemical Bank is hereby incorporated by reference to
          Exhibit 10.9 to its Form 10-K for the year ended December 31, 1994.

  Exhibit
  Number                          Document
  -------                         --------

* 10.10 First Amendment to the Dow Jones Credit Agreement dated December 31, 1997 between the company and The Chase Manhattan Bank.

* 10.11 Retirement Agreement dated December 30, 1997 between the company and Mr. Valenti.

   21     List of Subsidiaries.

   23 Consent of Coopers & Lybrand, independent accountants, is contained on page 75 of this report.

*  27     Financial Data Schedule


* Securities and Exchange Commission and New York Stock Exchange copies only.

(b) Reports on Form 8-K

On a Form 8-K, dated November 19, 1997, under Item 5. Other Events and Item
7. Financial Statements, Pro Forma Financial Information and Exhibits, Dow Jones filed a copy of a press release that the company had issued on that date.

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


Dated: March 16, 1998



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                         Date
---------                       -----                         ----

Peter R. Kann
--------------------------      Chairman of the Board         March 16, 1998
                                Chief Executive Officer

Kenneth L. Burenga
--------------------------      President                     March 16, 1998
                                Chief Operating Officer

Kevin J. Roche
--------------------------      Vice President/Finance        March 16, 1998
                                Chief Financial Officer

Harvey Golub
--------------------------      Director                      March 16, 1998


James Q. Riordan
--------------------------      Director                      March 16, 1998

Signature                       Title                         Date
---------                       -----                         ----


Frank N. Newman
---------------------------     Director                      March 16, 1998


William C. Cox Jr.
---------------------------     Director                      March 16, 1998


Jane C. MacElree
---------------------------     Director                      March 16, 1998


Leslie Hill
---------------------------     Director                      March 16, 1998


Christopher Bancroft
---------------------------     Director                      March 16, 1998


William C. Steere Jr.
---------------------------     Director                      March 16, 1998


Irvine O. Hockaday Jr.
---------------------------     Director                      March 16, 1998


Vernon E. Jordan Jr.
---------------------------     Director                      March 16, 1998


James H. Ottaway Jr.
---------------------------     Director                      March 16, 1998


Rand V. Araskog
---------------------------     Director                      March 16, 1998

      INDEPENDENT ACCOUNTANTS' REPORT ON FINANCIAL STATEMENT SCHEDULES
                           -----------------------

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

     Our report on the consolidated financial statements of Dow Jones & Company, Inc. and its Subsidiaries is included on page 48 of this 1997 Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 70 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                                    COOPERS & LYBRAND L.L.P.



New York, New York
January 29, 1998




                     CONSENT OF INDEPENDENT ACCOUNTANTS
                           -----------------------

     We consent to the incorporation by reference in the Registration Statements on Form S-3 (File No. 333-2071) and Form S-8 (File Nos. 2-72684, 2-95540, 33-35211, 33-45962, 33-45963, 33-49311 and 33-55079) of Dow Jones &
Company, Inc. of our report dated January 29, 1998 appearing on page 48 of this 1997 Form 10-K. We also consent to the incorporation by reference of our report on the financial statement schedules, which appears above.




                                            COOPERS & LYBRAND L.L.P.



New York, New York
March 16, 1998

                                                               PAGE 76

                                                                                                Schedule II
                                                      DOW JONES & COMPANY, INC.
                                                         and its Subsidiaries

                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         for the years ended December 31, 1997, 1996 and 1995

                                                            (in thousands)


                                                             Additions
                                                     ------------------------
                                        Balance at   Charged to     Charged                        Balance
                                        Beginning     Cost and      to Other                       at End
               Description              of Period     Expenses     Accounts(A)  Deductions(B)     of Period
               -----------              ---------    ---------     ----------   ------------      ---------
Year ended December 31, 1997:
  Reserves deducted from assets -
    allowance for doubtful accounts      $16,234       $10,743        $4,134       $14,666         $16,445
                                         =======       =======        ======       =======         =======


Year ended December 31, 1996:
  Reserves deducted from assets -
    allowance for doubtful accounts      $13,402        $8,827        $4,062       $10,057         $16,234
                                         =======        ======        ======       =======         =======

Year ended December 31, 1995:
  Reserves deducted from assets -
    allowance for doubtful accounts      $14,870        $6,176        $3,572       $11,216         $13,402
                                         =======        ======        ======       =======         =======


Notes:
  (A)  Recoveries of accounts previously written off and reductions of revenue.
  (B)  Accounts written off as uncollectible and credits issued to customers.