Form 10-Q
period 1998-03-31
DOW JONES & CO INC
filed 1998-04-30
CIK 29924

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998


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

     The number of shares outstanding of each of the issuer's classes of common stock on March 31, 1998: 75,636,228 shares of Common Stock and 21,512,673 shares of Class B Common Stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                           CONDENSED CONSOLIDATED
                            STATEMENTS OF INCOME

                          Dow Jones & Company, Inc.

                                                    Quarters Ended March 31
===========================================================================
(in thousands except
per share amounts)                                          1998       1997
---------------------------------------------------------------------------
Revenues:
Information services                                    $267,383   $265,977
Advertising                                              244,666    228,472
Circulation and other                                    109,432    111,514
---------------------------------------------------------------------------
  Total revenues                                         621,481    605,963
---------------------------------------------------------------------------
Expenses:
News, operations and development                         217,508    210,663
Selling, administrative and general                      225,759    212,945
Newsprint                                                 39,855     33,619
Second class postage and carrier delivery                 28,268     27,643
Depreciation and amortization                             54,613     58,931
---------------------------------------------------------------------------
  Operating expenses                                     566,003    543,801
---------------------------------------------------------------------------
  Operating income                                        55,478     62,162

Other Income (Deductions):
Investment income                                            907        806
Interest expense                                          (2,682)    (4,801)
Equity in losses of associated companies                  (5,887)   (12,693)
Other, net                                                15,096      5,934
---------------------------------------------------------------------------
Income before income taxes                                62,912     51,408
Income taxes                                              28,214     26,009
---------------------------------------------------------------------------
Net Income                                              $ 34,698   $ 25,399
===========================================================================
Per Share:

Net income per share:
  - Basic                                                   $.36       $.27
  - Diluted                                                  .35        .26

Weighted-average shares outstanding:
  - Basic                                                 96,878     95,570
  - Diluted                                               98,248     96,267

Cash dividends                                              $.24       $.24
---------------------------------------------------------------------------
Comprehensive income                                     $38,884    $25,294
===========================================================================
See notes to condensed consolidated financial statements.

                           CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                          Dow Jones & Company, Inc.

                                                Three Months Ended March 31
===========================================================================
(in thousands)                                         1998            1997
---------------------------------------------------------------------------
Operating Activities:
Net income                                         $ 34,698        $ 25,399
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                        54,613          58,931
Changes in assets and liabilities                   (16,246)         31,180
Other, net                                           (6,152)          8,187
---------------------------------------------------------------------------
  Net cash provided by operating activities          66,913         123,697
---------------------------------------------------------------------------
Investing Activities:
Additions to plant and property                     (64,674)        (66,207)
Businesses and investments acquired,
 net of cash received                               (36,190)         (7,247)
Disposition of investments                          127,629
Other, net                                            1,802           8,751
---------------------------------------------------------------------------
  Net cash provided by (used in)
    investing activities                             28,567         (64,703)
---------------------------------------------------------------------------
Financing Activities:
Cash dividends                                      (23,227)        (22,926)
Reduction of long-term debt                         (63,016)        (32,900)
Other, net                                           16,444           8,172
---------------------------------------------------------------------------
  Net cash used in financing activities             (69,799)        (47,654)
---------------------------------------------------------------------------
Effect of exchange rate changes on cash                 938            (611)
---------------------------------------------------------------------------
Increase in cash and cash equivalents                26,619          10,729
Cash and cash equivalents at beginning of year       23,763           6,769
---------------------------------------------------------------------------
Cash and cash equivalents at March 31              $ 50,382        $ 17,498
===========================================================================
See notes to condensed consolidated financial statements.

                                   PAGE 4
                           CONDENSED CONSOLIDATED
                               BALANCE SHEETS
                         Dow Jones & Company, Inc.

                                                   March 31     December 31
===========================================================================
(in thousands)                                         1998            1997
---------------------------------------------------------------------------
Assets:
Cash and cash equivalents                        $   50,382      $   23,763
Accounts receivable--trade, net                     290,191         295,250
Inventories                                          11,995          13,104
Investment in associated company,
 held for disposal                                                  102,789
Other current assets                                 74,672          71,647
---------------------------------------------------------------------------
  Total current assets                              427,240         506,553
---------------------------------------------------------------------------
Investments in associated companies,
 at equity                                           39,303          46,064
Other investments                                    94,449          85,290

Plant and property, at cost                       2,488,327       2,451,589
Less, accumulated depreciation                    1,707,056       1,667,552
---------------------------------------------------------------------------
                                                    781,271         784,037
Excess of cost over net assets of
 businesses acquired, less amortization             387,786         387,787
Deferred income taxes                                89,192          93,045
Other assets                                         15,160          16,958
---------------------------------------------------------------------------
  Total assets                                   $1,834,401      $1,919,734
===========================================================================
Liabilities:
Accounts payable and accrued liabilities         $  291,128      $  360,350
Income taxes                                         59,906          53,895
Unearned revenue                                    270,747         252,832
Current maturities of long-term debt                  5,318           5,318
---------------------------------------------------------------------------
  Total current liabilities                         627,099         672,395
Long-term debt                                      165,803         228,806
Other noncurrent liabilities                        225,990         237,711
---------------------------------------------------------------------------
  Total liabilities                               1,018,892       1,138,912
---------------------------------------------------------------------------
Stockholders' Equity:
Common stocks                                       102,181         102,181
Additional paid-in capital                          137,181         136,398
Retained earnings                                   719,010         707,539
Accumulated other comprehensive income               (1,958)         (6,144)
---------------------------------------------------------------------------
                                                    956,414         939,974
Less, treasury stock, at cost                       140,905         159,152
---------------------------------------------------------------------------
  Total stockholders' equity                        815,509         780,822
---------------------------------------------------------------------------
  Total liabilities and stockholders' equity     $1,834,401      $1,919,734
===========================================================================
See notes to condensed consolidated financial statements.

                       NOTES TO FINANCIAL STATEMENTS
                         Dow Jones & Company, Inc.

1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of March 31, 1998, and December 31, 1997, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 1998 and 1997. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. On March 17, 1998, the company agreed to sell its Dow Jones Markets subsidiary to Bridge Information Systems, Inc. ("Bridge"). The sale, which is subject to obtaining regulatory approvals and Bridge obtaining financing, is expected to close during the second quarter of 1998. The company expects to record a significant charge upon the consummation of the sale.

3. The first quarter of 1998 included a gain of 11 cents a share from the sales of the company's interests in WBIS+ TV (eight cents a share) and Mediatex Communications Corp., publisher of Texas Monthly magazine (three cents a share).

4. Diluted earnings per share have been computed as follows:
                                                Three Months Ended March 31
===========================================================================
(in thousands)                                         1998            1997
---------------------------------------------------------------------------
Net income                                          $34,698         $25,399

Weighted-average shares outstanding - basic          96,878          95,570
  Stock options                                       1,209             581
  Other, principally contingent stock rights            161             116
                                                     ------          ------
Weighted-average shares outstanding - diluted        98,248          96,267

Diluted earnings per share                             $.35            $.26
===========================================================================

5. Comprehensive income was computed as follows:
                                                Three Months Ended March 31
===========================================================================
(in thousands)                                         1998            1997
---------------------------------------------------------------------------
Net income                                          $34,698         $25,399

Foreign currency translation adjustments               (182)         (1,644)
Unrealized gain on investments                        4,368           1,539
                                                     ------          ------
Comprehensive income                                $38,884         $25,294
===========================================================================

6. Certain of the 1997 amounts have been reclassified for comparative purposes.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FOR THE FIRST QUARTERS ENDED MARCH 31, 1998 AND 1997

     Net income for the first quarter of 1998 was $34.7 million, or $.36 per basic share, an increase of $9.3 million, or 36.6%, from $25.4 million, or $.27 per basic share, earned in 1997's first quarter. Earnings in 1998 included an enhancement of 11 cents per share, consisting of an eight-cents-per-share gain from the sale of the company's interest in WBIS+ TV and a three-cents-per-share gain on the sale of its interest in Mediatex Communications Corp., publisher of Texas Monthly magazine. Earnings in the first quarter of 1997 included a gain of four cents per share from the sale of the company's American Demographics subsidiary, a publisher of information products serving the marketing industry. Excluding these nonrecurring gains, net income in 1998's first quarter rose 12%.

     The first quarter of 1998 benefitted from a reduction in television losses, a 4.8% advertising linage gain at the domestic Journal, improvements due to restructuring IDD Enterprises and discontinuing DJA Partners in the latter half of 1997, and lower interest expense. A continued decline in Dow Jones Markets results and higher newsprint prices partially offset these gains.

     On March 17, 1998, the company agreed to sell its Dow Jones Markets subsidiary to Bridge Information Systems, Inc. ("Bridge"). The purchase price is $510 million, consisting of $360 million in cash and $150 million of 5 year, 4% preferred stock of Bridge, which is convertible into 10% of Bridge's common equity. The sale, which is subject to obtaining regulatory approvals and Bridge obtaining financing, is expected to close during the second quarter of 1998. The company expects to record a significant charge against earnings upon the consummation of the sale.

     First-quarter operating income of $55.5 million fell $6.7 million, or 10.8%, from 1997's first quarter. The operating margin dipped to 8.9% from 10.3% in 1997. Revenues of $621.5 million in 1998 rose $15.5 million, or 2.6%, largely the result of higher advertising revenue for The Wall Street Journal. Dow Jones Markets revenue fell 7.5% in the quarter.

     Consolidated operating expenses rose $22.2 million, or 4.1%, to $566 million. Higher Print Publications expenses, chiefly due to increased newsprint charges and Wall Street Journal selling costs, as well as increased product development costs for Dow Jones Markets were somewhat offset by a decline in the amortization of goodwill attributable to Dow Jones Markets and a reduction in European business television operating expenses. As part of the global business television alliance entered into in December 1997 with National Broadcasting Company (NBC), the company's majority-held operation in Europe and CNBC's European operation merged into a 50/50 partnership. As a result, the company's share of the European partnership's results is no longer included in operating income, as it was in 1997, but rather is included in Equity in Losses of Associated Companies in 1998. Consolidated newsprint expense increased 18.5%, reflecting approximately a 13% rise in newsprint prices, on average, and a 4.5% increase in consumption. The company employed 12,087 full-time employees at March 31, 1998, up 1.1% from the 11,954 employees a year earlier, but was down 1.8% from the 12,309 employees at year-end 1997.

SEGMENT DATA

     The company's operations are divided into the following three segments: business publishing, financial information services and community newspapers. Business publishing contains the company's Print Publications, Dow Jones Interactive Publishing and some television operations. Business publishing serves the corporate business consumer and private investor marketplaces by providing news and information in a wide variety of print and electronic media. Business publishing accounted for just over half of the company's revenues in the first quarter of 1998.

     Financial information services includes Dow Jones Markets, Dow Jones Newswires and the Dow Jones Indexes groups. This segment serves primarily the worldwide financial services industry - including traders and brokers - with real-time business and financial news, quotes, trading systems and analytical tools. Financial information services comprised about 36% of the company's revenues in the first quarter of 1998.

     The community newspapers segment consists of the company's Ottaway Newspapers Inc. subsidiary, which publishes 19 daily newspapers in communities throughout the United States. The community newspapers segment accounted for 11% of the company's first-quarter 1998 revenues.

     The following table compares revenues and operating income (loss) for these business segments for the 1998 and 1997 quarters ended March 31:

============================================================================
                                                                  % Increase
(in thousands)                                1998         1997    (Decrease)
----------------------------------------------------------------------------
Revenues:
Business publishing                       $323,861     $309,219          4.7
Financial information services             226,723      228,709         (0.9)
Community newspapers                        70,897       68,035          4.2
----------------------------------------------------------------------------
Operating Income (Loss):
Business publishing                       $ 59,675     $ 51,210         16.5
Financial information services              (6,187)       6,705           -
Community newspapers                         8,155        8,373         (2.6)
============================================================================


BUSINESS PUBLISHING

     First-quarter operating income of $59.7 million was up $8.5 million, or 16.5%, from the $51.2 million earned a year earlier. The operating margin rose to 18.4% from 16.6% in 1997's first quarter. Revenues for the segment grew 4.7%, to $323.9 million; while expenses climbed 2.4%, to $264.2 million. The segment benefitted from a reduction in losses of IDD Enterprises and a drop-off in television losses, as the company's television losses in Europe are now included as part of Equity in Losses of Associated Companies.

     Print Publications, which includes the results of The Wall Street Journal and its international editions in Europe and Asia, Barron's and other periodicals, had a revenue increase of 5.7% in the quarter. Print Publications' advertising revenue grew 8.1%, largely on the strength of a 4.8% advertising linage gain at The Wall Street Journal. The Journal linage gain in 1998's first quarter followed a 21.7% increase a year earlier.

     General advertising linage, which comprised roughly 55% of total Wall Street Journal linage, climbed 10.7% in part due to increased advertising by the automotive and computer software industries. Financial linage, which composed about 30% of total Journal linage, dipped 5.4%. Classified and other Journal linage, which constituted 15% of Journal linage, gained 7.5% reflecting increased real estate advertising. Barron's national advertising pages were up 13.1%. Advertising revenue for international print publications, including the Asian and European Wall Street Journals and the Far Eastern Economic Review, grew 1%. Advertising revenue of the international publications was slowed in part due to softness in the Asian market.

     Circulation revenue for Print Publications was up less than 1% from the like 1997 quarter. Average circulation in the first three months of 1998 for The Wall Street Journal was 1,814,000, down 0.7% from 1997's first quarter. Barron's average circulation of 303,000 for the first three months of 1998 was up 0.7% from the comparable 1997 period. Combined circulation for the Asian and European Journals increased about 4% to 124,000. Print Publications expenses climbed 8.9%, largely the result of higher newsprint costs and expanded selling efforts.

     Dow Jones Interactive Publishing, which includes the results of Dow Jones Interactive, The Wall Street Journal Interactive Edition and IDD Enterprises (IDD), achieved a revenue gain of 3.9%; while expenses fell 8.1%, largely reflecting the restructuring of IDD in the latter part of 1997. Excluding the results of IDD from each year, revenues increased 11.5%, while expenses were up 6.8%. The revenue increase was mainly driven by subscription and advertising gains for The Wall Street Journal Interactive Edition and volume gains for Dow Jones Interactive. At the end of March 1998, subscribers to the Interactive Journal totaled approximately 200,000, more than double the level of a year ago. The expense increase of 6.8% excluding IDD was chiefly as a result of additional selling expenses.

     Including television partnerships reported in Equity in Losses of Associated Companies, total pretax television losses in 1998 were $10 million versus losses of $18.9 million a year earlier. The first quarter of 1997 was negatively affected by start-up losses of WBIS+, which was sold in the first quarter of 1998. Additionally, television results in 1998 relative to the first quarter of 1997 benefitted from the business television alliance with CNBC.

     The number of full-time employees in the business publishing segment was down about 2% from March 31, 1997, as reductions in television operations and at IDD Enterprises more than offset an expanded Wall Street Journal staff.

FINANCIAL INFORMATION SERVICES

     As previously mentioned, on March 17, 1998, the company agreed to sell its Dow Jones Markets unit, which accounted for over three-quarters of the segment's first-quarter 1998 revenues, to Bridge Information Systems, Inc. ("Bridge"). The sale, which is subject to obtaining regulatory approvals and Bridge obtaining financing, is expected to close during the second quarter of 1998.

     The financial information services segment, which includes Dow Jones Markets, Dow Jones Newswires and Dow Jones Indexes, reported an operating loss of $6.2 million in 1998's first quarter. The loss was a negative swing of $12.9 million from the $6.7 million earned in 1997's first quarter due to a decline in Dow Jones Markets results.

     Financial information services revenue slipped $2 million, or 0.9%, to $226.7 million. A Dow Jones Markets revenue decline of 7.5% more than offset a 22% revenue gain from the company's newswires, and increases in index-licensing revenue. The strong gain in Dow Jones Newswires revenue was due in part to a restructured agreement with the Associated Press (AP), which was extended through the end of 2004. Prior to 1998, the company recorded its 50% share of both revenues and expenses from the joint AP/Dow
Jones overseas newswires.   As part of the restructured agreement, Dow Jones
obtained sole editorial, sales and developmental control of these newswires, while the Associated Press gained a royalty stream through 2004. In 1998 and through the end of the contract period, Dow Jones will record 100% of revenue and expenses from these newswires.

     Operating expenses for the financial information services segment of $232.9 million were up $10.9 million, or 4.9%, in the first three months of 1998. Increased Dow Jones Newswires expenses, in part the result of the restructured AP agreement, and additional product development expenditures for Dow Jones Markets were tempered by lower goodwill amortization of Dow Jones Markets. At March 31, 1998, the number of full-time employees in this segment was up roughly 4.6% from a year earlier, however, employee levels were down 5.8% from the end of 1997, reflecting a reduction in Dow Jones Markets staffing.


COMMUNITY NEWSPAPERS

     First-quarter operating income of $8.2 million at the community newspapers segment declined $0.2 million, or 2.6%, from the comparable 1997 period. The segment's operating margin slipped to 11.5% from 12.3% from a year ago. Community newspapers revenue of $70.9 million advanced $2.9 million, or 4.2%. Rate increases drove a 4.3% gain in advertising revenue. Advertising linage was flat. Circulation revenue grew 3.1% from the first quarter of 1997 also as a result of rate increases. Operating expenses of $62.7 million climbed $3.1 million, or 5.2%. An 11% hike in newsprint expense and expanded selling efforts contributed to the rise in expenses.

OTHER INCOME/DEDUCTIONS

     Interest expense in 1998's first three months fell $2.1 million, or 44.1%, from the first quarter of 1997, principally due to a lower debt level. Long-term debt outstanding, including current maturities, at March 31, 1998, was $171.1 million, compared with $304.7 million a year earlier and $234.1 million at year-end 1997.

     The company's share of losses from associated companies was $5.9 million, compared with losses of $12.7 million a year earlier. The improvement was due to stronger results from the company's newsprint mill partnership in Canada as well as from favorable comparisons as losses from associated companies in 1997 included losses from WBIS+ TV and DJA Partners. The company's share of losses in 1998 from its European business television partnership with CNBC partially offset these enhancements.

     Other income in the first quarter of 1998 was $15.1 million versus $5.9 million a year prior. Included in Other, net in the first quarter of 1998 was a pretax gain of $15.4 million from the sales of WBIS+ and Mediatex Communications Corp., while 1997's first quarter included a gain of $6.2 million from the sale of the company's American Demographics subsidiary.


INCOME TAXES

     The effective income tax rate for the first quarter of 1998 was 44.8%, compared with 50.6% in 1997. The lower effective tax rate in 1998 was primarily the result of the reduction in nondeductible goodwill amortization in 1998. Excluding the effect of nondeductible goodwill in each year, the effective tax rate was 42.6% in 1998 and 42.3% in 1997.


FINANCIAL POSITION

     In the first three months of 1998, funds provided by operations were $66.9 million, compared with $123.7 million generated in the first three months of 1997. The decline in cash provided by operations, relative to the first quarter of 1997, was in part due to a reduction in current liabilities. As an additional source of funds during the quarter, the company received $127.6 million from its sales of WBIS+ and Mediatex Communications Corp. Using principally the above sources of cash, the company funded capital expenditures of $64.7 million, paid dividends of $23.2 million, invested $36.2 million in various businesses and investments and reduced debt by $63 million. At March 31, 1998, the balance of cash and cash equivalents was $50.4 million, up $26.6 million from year-end 1997.


YEAR 2000

     The company expects operating costs over the 1997-1999 period to modify its systems for the Year 2000 issue to total between $13 million and $20 million. Of this total, approximately $4 million was incurred in 1997.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis and other sections of this Form 10-Q include forward-looking statements that reflect the company's current expectations or beliefs concerning future results and events. The words "expects," "intends," "believes," "anticipates," "likely," "will," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the inability to consummate the sale of Dow Jones Markets, for any reason, including the failure to obtain any necessary regulatory approvals or the failure of Bridge to obtain financing; the timing of the sale of Dow Jones Markets; rapid technological changes and frequent new product introductions prevalent in the financial information services and electronic publishing industries; product obsolescence due to advances in technology and shifts in market demand; competition from increased availability of financial information, including through the Internet, and resulting price pressures; business conditions (growth or consolidation) in the financial services and banking industries; economic and stock market conditions, particularly in the U.S., Asia and Europe, and their impact on advertising sales and sales of the company's products and services; cost of newsprint; adverse verdicts in legal proceedings, including libel actions; adverse decisions by federal regulators; risks associated with the development of television channels in competitive foreign markets, including the ability to produce or obtain desired programming, to sell advertising time at desired rates, to achieve sufficient distribution and to attract audiences; risks associated with foreign operations, including currency and political risks; the cost of resolving the company's Year 2000 software issues or untimely resolution of its Year 2000 issues; and such other risk factors as may have been or may be included from time to time in the company's reports filed with the Securities and Exchange Commission.


PART II.   OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders on April 15, 1998, there were represented in person or by proxy 69,623,505 shares of Common Stock (carrying one vote per share) and 19,800,692 shares of Class B Common Stock (carrying ten votes per share). At the Annual Meeting:

     1) the holders of the Common Stock, voting separately as a class, elected as directors:

                                    FOR          VOTES WITHHELD

     Rand V. Araskog             64,383,990           5,239,515
     Vernon E. Jordan, Jr.       63,804,743           5,818,762

     2) the holders of the Common Stock and the Class B Common Stock, voting together, elected as directors:

                                   FOR          VOTES WITHHELD

     Kenneth L. Burenga         255,009,926          12,620,499
     William C. Cox, Jr.        256,386,053          11,244,372
     Irvine O. Hockaday, Jr.    256,646,233          10,984,192
     M. Peter McPherson         259,076,622           8,553,803

     3) the holders of the Common Stock and the Class B Common Stock, voting together, approved the adoption of the Dow Jones 1998 Employee Stock Purchase Plan by a vote of 251,689,062 votes in favor; 2,442,679 votes against; 6,080,900 abstentions and 7,417,784 broker non-votes.

     4) the holders of the Common Stock and the Class B Common Stock, voting together, approved the adoption of the Dow Jones 1998 Stock Option Plan by a vote of 243,896,148 votes in favor; 12,229,199 votes against; 4,087,295 abstentions and 7,417,783 broker non-votes.

     5) the holders of the Common Stock and the Class B Common Stock, voting together, approved the appointment of Coopers & Lybrand L.L.P., independent certified public accountants, as auditors for 1998 by a vote of 266,936,761 votes in favor; 580,938 votes against and 112,726 abstentions.

     6) the holders of the Common Stock and the Class B Common Stock, voting together, failed to approve a stockholder proposal to establish cumulative voting in the election of directors by a vote of 233,065,274 votes against; 24,806,066 votes in favor; 2,341,302 abstentions and 7,417,783 broker non-votes.

     7) the holders of the Common Stock and the Class B Common Stock, voting together, failed to approve a stockholder proposal to establish one-year terms for directors by a vote of 222,599,165 votes against; 36,791,034 votes in favor; 822,443 abstentions and 7,417,783 broker non-votes.


     In addition, the following directors continued in office after the meeting: Christopher Bancroft, Peter R. Kann, Leslie Hill, William C. Steere, Jr., Harvey Golub, David K.P. Li, Jane C. MacElree, Frank N. Newman and James H. Ottaway, Jr.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits filed:

Exhibit
Number               Document
-------              --------

  10.1 Dow Jones 1998 Employee Stock Purchase Plan is hereby incorporated by reference to Appendix A to Dow Jones' 1998 Proxy Statement.

  10.2 Dow Jones 1998 Stock Option Plan is hereby incorporated by reference to Appendix B to Dow Jones' 1998 Proxy Statement.

* 27      Financial Data Schedule

* Securities and Exchange Commission and New York Stock Exchange copies only.


    (b)  Reports on Form 8-K:

          On a Form 8-K, dated March 18, 1998, under Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, Dow Jones filed a copy of a press release that the company had issued on March 17, 1998.

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



                                              DOW JONES & COMPANY, INC.
                                              -------------------------
                                                    (Registrant)


Date:  April 30, 1998                        By    Thomas G. Hetzel
                                                 ----------------------
                                                      Comptroller
                                              (Chief Accounting Officer)