Form 10-Q
period 1998-06-30
DOW JONES & CO INC
filed 1998-08-12
CIK 29924

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998


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

	The number of shares outstanding of each of the issuer's classes of common stock on June 30, 1998: 72,381,137 shares of Common Stock and 21,347,558 shares of Class B Common Stock.

                                          PAGE 2
PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                                CONDENSED CONSOLIDATED
                             STATEMENTS OF (LOSS) INCOME

                               Dow Jones & Company, Inc.

                                        Quarters Ended          Six Months Ended
                                               June 30                   June 30
================================================================================
(in thousands except
per share amounts)                    1998       1997           1998       1997
--------------------------------------------------------------------------------
REVENUES:
Advertising                       $277,043   $256,626     $  521,709 $  485,098
Information services               209,782    269,162        477,165    535,139
Circulation and other              114,317    114,956        223,749    226,470
--------------------------------------------------------------------------------
  Total revenues                   601,142    640,744      1,222,623  1,246,707
--------------------------------------------------------------------------------
EXPENSES:
News, operations and development   186,575    213,942        404,083    424,605
Selling, administrative
 and general                       211,790    221,601        437,549    434,546
Newsprint                           43,028     38,041         82,883     71,660
Second class postage and
 carrier delivery                   29,639     28,426         57,907     56,069
Depreciation and amortization       44,246     60,707         98,859    119,638
--------------------------------------------------------------------------------
  Operating expenses               515,278    562,717      1,081,281  1,106,518
--------------------------------------------------------------------------------
  Operating income                  85,864     78,027        141,342    140,189

OTHER INCOME (DEDUCTIONS):
Investment income                    2,125        954          3,032      1,760
Interest expense                    (1,838)    (5,151)        (4,520)    (9,952)
Equity in losses
 of associated companies            (3,618)    (4,794)        (9,505)   (17,487)
(Loss) gain on disposition of
  businesses and investments      (136,387)                 (120,997)     6,179
Other, net                          (2,978)    (1,866)        (3,272)    (2,111)
--------------------------------------------------------------------------------
(Loss) income before income taxes  (56,832)    67,170          6,080    118,578
Income tax (benefit)                (5,135)    32,264         23,079     58,273
--------------------------------------------------------------------------------
Net (loss) income                 $(51,697)  $ 34,906      $ (16,999) $  60,305
================================================================================
PER SHARE:
Net (loss) income per share:
   - Basic                           $(.54)      $.36          $(.18)      $.63
   - Diluted                          (.54)       .36           (.18)       .63
Weighted-average shares outstanding:
   - Basic                          96,476     95,821         96,610     95,688
   - Diluted                        96,476     96,585         96,610     96,416
Cash dividends declared               $.48       $.48           $.72       $.72
================================================================================
Comprehensive (loss) income       $(46,175)   $28,158        $(7,291)   $53,452
================================================================================
See notes to condensed consolidated financial statements.

                                    PAGE 3

                            CONDENSED CONSOLIDATED
                           STATEMENTS OF CASH FLOWS

                          Dow Jones & Company, Inc.


                                                   Six Months Ended June 30
===========================================================================
(in thousands)                                            1998         1997
---------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net (loss) income                                     $(16,999)    $ 60,305
Adjustments to reconcile net (loss) income to
 net cash provided by operating activities:
Depreciation and amortization                           98,859      119,638
Loss (gain) on disposition of businesses
 and investments                                       120,997       (6,179)
Changes in assets and liabilities                     (101,892)      22,068
Other, net                                              18,003       22,180
---------------------------------------------------------------------------
  Net cash provided by operating activities            118,968      218,012
---------------------------------------------------------------------------
INVESTING ACTIVITIES:
Additions to plant and property                       (131,954)   	(144,818)
Businesses and investments acquired,
 net of cash received                                  (46,323)     (39,263)
Disposition of businesses and investments              465,964       18,284
Other, net                                               2,402        3,686
---------------------------------------------------------------------------
  Net cash provided by (used in)
   investing activities                                290,089     (162,111)
---------------------------------------------------------------------------
FINANCING ACTIVITIES:
Cash dividends                                         (46,630)     (45,914)
Increase in long-term debt                                           32,310
Reduction of long-term debt                            (63,015)	    (32,900)
Purchase of treasury stock                            (189,891)
Other, net                                              36,209       16,101
---------------------------------------------------------------------------
  Net cash used in financing activities               (263,327)     (30,403)
---------------------------------------------------------------------------
Effect of exchange rate changes on cash                   (658)        (322)
---------------------------------------------------------------------------
Increase in cash and cash equivalents                  145,072       25,176
Cash and cash equivalents at beginning of year          23,763        6,769
---------------------------------------------------------------------------
Cash and cash equivalents at June 30                  $168,835     $ 31,945
===========================================================================
See notes to condensed consolidated financial statements.

                                PAGE 4
                        CONDENSED CONSOLIDATED
                           BALANCE SHEETS
                       Dow Jones & Company, Inc.
===========================================================================
                                                  June 30       December 31
(in thousands)                                       1998              1997
---------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                      $  168,835        $   23,763
Accounts receivable--trade, net                   231,451           295,250
Inventories                                        10,379            13,104
Income taxes                                        6,418
Investment in associated company,
 held for disposal                                                  102,789
Other current assets                               42,363            71,647
---------------------------------------------------------------------------
  Total current assets                            459,446           506,553
---------------------------------------------------------------------------
Investments in associated companies,
 at equity                                         43,917            46,064
Other investments                                 215,862            85,290
Plant and property, at cost                     1,494,853         2,451,589
Less, accumulated depreciation                    921,736         1,667,552
---------------------------------------------------------------------------
                                                  573,117           784,037
Excess of cost over net assets of
 businesses acquired, less amortization            89,642           387,787
Deferred taxes                                     48,470            93,045
Other assets                                       11,418            16,958
---------------------------------------------------------------------------
  Total assets                                 $1,441,872        $1,919,734
===========================================================================
LIABILITIES:
Accounts payable and accrued liabilities       $  238,226        $  360,350
Income taxes                                                         53,895
Unearned revenue                                  235,289           252,832
Current maturities of long-term debt                                  5,318
---------------------------------------------------------------------------
  Total current liabilities                       473,515           672,395
Long-term debt                                    149,862           228,806
Other noncurrent liabilities                      253,298           237,711
---------------------------------------------------------------------------
  Total liabilities                               876,675         1,138,912
---------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stocks                                     102,181           102,181
Additional paid-in capital                        138,110           136,398
Retained earnings                                 621,410           707,539
Accumulated other comprehensive income             12,587            (6,144)
---------------------------------------------------------------------------
                                                  874,288           939,974
Less, treasury stock, at cost                     309,091           159,152
---------------------------------------------------------------------------
  Total stockholders' equity                      565,197           780,822
---------------------------------------------------------------------------
  Total liabilities and stockholders' equity   $1,441,872        $1,919,734
===========================================================================
See notes to condensed consolidated financial statements.

                        NOTES TO FINANCIAL STATEMENTS
                          Dow Jones & Company, Inc.

1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of June 30, 1998, and December 31, 1997, and the consolidated results of operations for the three-month and six-month periods ended June 30, 1998 and 1997, and the consolidated cash flows for the six-month periods then ended. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. On May 29, 1998, the company completed the sale of Telerate (formerly, Dow Jones Markets) to Bridge Information Systems, Inc. ("Bridge"). The purchase price consisted of $360 million in cash and $150 million of 5 year, 4% preferred stock of Bridge. In the second quarter of 1998, the company recorded a loss on the sale of Telerate of $136.4 million ($98 million after tax).

3. On June 4, 1998, the company repurchased four million shares of its common stock, or roughly 4.1% of the basic shares outstanding. The shares were purchased pursuant to a privately negotiated stock repurchase agreement with a financial institution, which borrowed the shares. The initial purchase price was $192.1 million, subject to a future market price adjustment.
Additionally, the company sold puts, which expire in three to nine months, covering an aggregate of one million shares of common stock. This transaction could obligate the company to repurchase up to $47.8 million of its common stock.

4. The first quarter of 1998 included a gain of 11 cents a share from the sales of the company's interests in WBIS+ TV (eight cents a share) and Mediatex Communications Corp., publisher of Texas Monthly magazine (three cents a share).

5.  Comprehensive (loss) income was computed as follows:
==============================================================================
                                       Quarters ended        Six months ended
(in thousands, except                         June 30                 June 30
 per share amounts)                    1998      1997          1998      1997
------------------------------------------------------------------------------
Net (loss) income                  $(51,697)  $34,906      $(16,999)  $60,305

Foreign currency translation
 adjustments                          8,643       549         8,461    (1,095)

Less: realized foreign currency
 translation adjustments
 included in net loss                (9,023)                 (9,023)

Unrealized gain (loss) on
 investments                          5,902    (7,297)       10,270    (5,758)
------------------------------------------------------------------------------
     Comprehensive (loss) income   $(46,175)  $28,158      $ (7,291)  $53,452
==============================================================================

                            Dow Jones & Company, Inc.


6.  Diluted earnings per share have been computed as follows:
==============================================================================
 (in thousands, except     Quarters ended June 30    Six months ended June 30
 per share amounts)                1998      1997             1998       1997
------------------------------------------------------------------------------
Net (loss) income              $(51,697)  $34,906         $(16,999)   $60,305
Weighted-average shares
 outstanding - basic             96,476    95,821           96,610     95,688
  Stock options                       0       632                0        598
  Other, principally
   contingent stock rights            0       132                0        130
------------------------------------------------------------------------------
Weighted-average shares
 outstanding - diluted           96,476    96,585           96,610     96,416

Diluted (loss) earnings
 per share                        $(.54)     $.36            $(.18)      $.63
==============================================================================

Options and contingent stock rights outstanding during 1998 have been excluded from the above computation of 1998 diluted loss per share because the effect of including such securities would be antidilutive. Including the dilution in 1998 from outstanding options and contingent stock rights would have resulted in weighted-average diluted shares outstanding of 97,677,000 for the 1998 second quarter and 97,920,000 for the first six months of 1998.

7. Certain of the 1997 amounts have been reclassified for comparative purposes.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
	     Results of Operations.

FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

	On May 29, 1998, Dow Jones completed the sale of its Telerate subsidiary to Bridge Information Systems, Inc. The company recorded a loss on the sale of $136.4 million ($98 million after tax). Including the loss on sale of Telerate, the company posted a consolidated net loss of $51.7 million, or 54 cents a diluted share, for the quarter, compared with earnings of $34.9 million, or 36 cents a share, a year earlier. (Excluding the loss, second quarter 1998 net income of $46.3 million advanced 33% from 1997's second quarter.) Consolidated operating income rose 10% to $85.9 million. Revenues and expenses for the quarter, which included two months of Telerate operations in the second quarter of 1998 versus three months in the second quarter of 1997, fell 6.2% and 8.4%, respectively.

	For the first six months of 1998, the company posted a consolidated net loss of $17 million, or 18 cents a diluted share. The first quarter of 1998 included a gain of $15.4 million ($10.1 million after tax) from the sale of the company's interests in WBIS+ TV and Mediatex Communications Corp., publisher of Texas Monthly magazine. The first quarter of 1997 included a gain of $6.2 million ($3.5 million after tax) from the sale of the company's American Demographics subsidiary, a publisher of information products serving the marketing industry. For the six months of 1998, consolidated revenues of $1.22 billion were down 1.9%, while consolidated expenses dropped 2.3% to $1.08 billion.

	Dow Jones' results of operations exclusive of Telerate operations and the loss on sale ("pro forma") have been presented on page 17 of this Form 10-Q. Pro forma second quarter 1998 net income of $54.7 million, or 56 cents per diluted share, was up 10.6% from comparable 1997 earnings. Pro forma results in 1998 benefited from a decline in television losses; improvements at Dow Jones Interactive Publishing, largely due to restructuring IDD Enterprises; discontinuing DJA Partners in the latter half of 1997 and lower interest costs. Higher newsprint costs and softness in advertising in Asian markets somewhat offset these improvements.

	Pro forma second quarter 1998 operating income of $98.1 million increased $3.4 million, or 3.6%, from the like 1997 period. Pro forma EBITDA in the second quarter was $120.6 million versus EBITDA of $115.5 million in the 1997 second quarter. Revenues grew $30.9 million, or 6.8%, to $486.7 million, mainly as a result of revenue gains for U.S. print publications, principally The Wall Street Journal. Advertising volume for The Wall Street Journal grew 6.5% in the quarter.

	Pro forma 1998 second quarter expenses of $388.7 million rose $27.5 million, or 7.6%. The increase was chiefly due to a rise in newsprint expense, expanded selling efforts and higher staffing levels. Total newsprint expense was up 13.1%, reflecting an increase in consumption of approximately 8% and a 5% increase in prices, on average. At June 30, 1998, the company employed 8,705 full-time employees, which was up 2.1% from the 8,529 full-time employees at December 31, 1997 excluding Telerate and 4.4% over June 1997 staffing, excluding Telerate, of 8,335 employees. The higher staffing levels were mainly due to expanded staffs for The Wall Street Journal and Dow Jones Newswires. Pro forma second quarter 1998 selling expenses, which were up 10.9%, reflect increased sales efforts throughout most of the company.

	Pro forma net income for the first half of 1998 was $104.3 million, or $1.07 per diluted share, an increase of 26.7% from pro forma earnings of $82.3 million for the first half of 1997. Excluding gains from asset sales, first half 1998 earnings of $94.2 million rose 19.6% from the comparable 1997 period.

	First half 1998 pro forma operating income of $174.6 million was up 7.1% as gains from Dow Jones Interactive Publishing and a favorable comparison for television operations more than offset a 4.9% decline in print publishing profits. Operating income in 1997 included losses for the company's European television operation, which merged with CNBC's European operation at 1997's year-end and whose 1998 results are now included as part of Equity in Losses of Associated Companies.


SEGMENT DATA

	The company realigned its operating segments in the 1998 second quarter. The company's business and financial news and information operations will hereafter be reported in the following two segments: print publishing and electronic publishing. The results of the company's Ottaway Newspapers subsidiary, which publishes 19 daily newspapers and 17 weekly newspapers in communities throughout the U.S., will continue to be reported in the community newspapers segment.

	Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations. (Results of the company's international television ventures are included in Equity in Losses of Associated Companies.) Print publishing accounts for roughly 63% of second quarter 1998 pro forma revenues. Approximately 10% of print publishing revenues are earned by international publications.

	Electronic publishing includes the operations of Dow Jones Newswires, Dow Jones Indexes and Dow Jones Interactive Publishing. Electronic publishing comprised 20% of second quarter 1998 pro forma revenues. The community newspapers segment accounted for 17% of second quarter 1998 pro forma revenues.

	The tables on the following two pages show the company's operations by business segment for the quarters and six months ended June 30, 1998 and 1997.

                                    PAGE 9
                             SEGMENT INFORMATION
                FOR THE QUARTERS ENDED JUNE 30, 1998 AND 1997

============================================================================
                                                                  % Increase
(in thousands)                                1998         1997    (Decrease)
----------------------------------------------------------------------------
REVENUES:
Print publishing                          $307,885     $288,651          6.7
Electronic publishing                       97,464       85,258         14.3
Community newspapers                        81,390       76,995          5.7
                                           -------      -------
     Segment revenues                      486,739      450,904          7.9
Divested/Joint Ventured Operations:
Print and television operations (1)                       4,904           -
                                           -------      -------
     Pro forma revenues                    486,739      455,808          6.8
Telerate                                   114,403      184,936        (38.1)
                                           -------      -------
     Consolidated revenues                $601,142     $640,744         (6.2)
----------------------------------------------------------------------------
OPERATING INCOME:
Print publishing                          $ 69,749      $73,700         (5.4)
Electronic publishing                       18,377       16,107         14.1
Community newspapers                        16,067       15,351          4.7
Corporate operating expenses                (6,118)      (5,627)         8.7
                                           -------      -------
     Segment operating income               98,075       99,531         (1.5)
Divested/Joint Ventured Operations:
Print and television operations                          (4,856)          -
                                           -------      -------
     Pro forma operating income             98,075       94,675          3.6
Telerate                                   (12,211)     (16,648)       (26.7)
                                           -------      -------
     Consolidated operating income         $85,864      $78,027         10.0
----------------------------------------------------------------------------
EBITDA: (2)
Print publishing                          $ 82,255      $84,753         (2.9)
Electronic publishing                       24,034       21,244         13.1
Community newspapers                        20,439       19,329          5.7
Corporate operating expenses                (6,118)      (5,627)         8.7
                                           -------      -------
     Segment EBITDA                        120,610      119,699          0.8
Divested/Joint Ventured Operations:
Print and television operations                          (4,194)          -
                                           -------      -------
     Pro forma EBITDA                      120,610      115,505          4.4
Telerate                                     9,500       23,229        (59.1)
                                           -------      -------
     Consolidated EBITDA                  $130,110     $138,734         (6.2)
============================================================================

(1) Divested/Joint Ventured print and television operations includes the results of European Business News, a television operation which merged with CNBC Europe 12/97; Dow Jones Investor Network, a multimedia product which was discontinued 1/97; American Demographics, Inc., (sold 3/97); and IDD Enterprises' print publishing unit (sold 11/97).

(2) EBITDA is computed as operating income excluding depreciation and amortization and restructuring costs.

                                    PAGE 10
                             SEGMENT INFORMATION
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

============================================================================
                                                                  % Increase
(in thousands)                                1998         1997    (Decrease)
----------------------------------------------------------------------------
REVENUES:
Print publishing                        $  589,389   $  553,428          6.5
Electronic publishing                      195,045      167,408         16.5
Community newspapers                       152,287      145,030          5.0
                                         ---------    ---------
     Segment revenues                      936,721      865,866          8.2
Divested/Joint Ventured Operations:
Print and television operations (1)                      10,678           -
                                         ---------    ---------
     Pro forma revenues                    936,721      876,544         6.9
Telerate                                   285,902      370,163       (22.8)
                                         ---------    ---------
     Consolidated revenues              $1,222,623   $1,246,707        (1.9)
----------------------------------------------------------------------------
OPERATING INCOME:
Print publishing                          $122,972     $129,286        (4.9)
Electronic publishing                       39,658       30,362        30.6
Community newspapers                        24,222       23,724         2.1
Corporate operating expenses               (12,283)      (9,753)       25.9
                                           -------      -------
     Segment operating income              174,569      173,619         0.5
Divested/Joint Ventured Operations:
Print and television operations                         (10,651)          -
                                           -------      -------
     Pro forma operating income            174,569      162,968         7.1
Telerate                                   (33,227)     (22,779)       45.9
                                           -------      -------
     Consolidated operating income        $141,342     $140,189         0.8
----------------------------------------------------------------------------
EBITDA: (2)
Print publishing                          $148,057     $151,317        (2.2)
Electronic publishing                       50,866       40,709        25.0
Community newspapers                        32,890       31,688         3.8
Corporate operating expenses               (12,283)      (9,753)       25.9
                                           -------      -------
     Segment EBITDA                        219,530      213,961         2.6
Divested/Joint Ventured Operations:
Print and television operations                          (9,292)          -
                                           -------      -------
     Pro forma EBITDA                      219,530      204,669         7.3
Telerate                                    20,671       55,158       (62.5)
                                           -------      -------
     Consolidated EBITDA                  $240,201     $259,827        (7.6)
============================================================================

(1) Divested/Joint Ventured print and television operations includes the results of European Business News, a television operation which merged with CNBC Europe 12/97; Dow Jones Investor Network, a multimedia product which was discontinued 1/97; American Demographics, Inc., (sold 3/97); and IDD Enterprises' print publishing unit (sold 11/97).

(2) EBITDA is computed as operating income excluding depreciation and amortization and restructuring costs.

PRINT PUBLISHING

	Second-quarter 1998 operating income of $69.7 million declined $4 million, or 5.4%, from the comparable 1997 quarter. Revenues of $307.9 million grew $19.2 million, or 6.7%, largely driven by advertising volume gains at The Wall Street Journal. Segment operating expenses, however, climbed $23.2 million, or 10.8%. The segment's EBITDA margin fell to 26.7% from 29.4% a year earlier.

	Advertising revenue for U.S. publications of $198.7 million advanced $17.5 million, or 9.7%, from the second quarter of 1997. Total advertising linage for The Wall Street Journal increased 6.5% in the quarter. General advertising linage, which comprised about 60% of total Journal linage, grew 5.4%. Financial advertising linage, approximating 27% of Journal linage, grew 5.5%. Classified and other Journal linage was up 12.9%. Barron's national advertising pages jumped 12.1%. Advertising revenue of $17.8 million for international publications, which include the Asian and European Journals and the Far Eastern Economic Review, fell 3.5%, largely reflecting softness in the Asian market.

	Second-quarter 1998 print publishing operating expenses of $238.1 rose $23.2 million, or 10.8%, the result of higher newsprint costs, additional staffing and a rise in circulation marketing expenditures. Newsprint expense was up 15%, reflecting a 10% increase in consumption and a 5% rise in prices. The number of full-time employees in the print publishing segment increased about 6% from June 30, 1997, mainly due to the expansion of news, technology and sales staffs.

	Print publishing six-month operating income of $123 million was down $6.3 million, or 4.9%, from the like 1997 period. Revenues were up $36 million, or 6.5%, while expenses climbed $42.3 million, or 10%. The EBITDA margin for the first six months of 1998 slipped to 25.1% from 27.3% last year.

	U.S. publications advertising revenue of $379.7 million grew $32.3 million, or 9.3%, in the first half of 1998, with Wall Street Journal linage up 5.7% and Barron's national advertising pages increasing 12.6%. Advertising revenue of $31.1 million for the international publications was essentially flat with the year before. In light of difficult comparisons for the U.S. Journal in the second half of the year and a 3% decline in linage in July, the company does not expect the 5.7% advertising linage increase posted in the first half of 1998 to repeat in the second half of the year. Journal linage in the third and fourth quarters of 1997 increased 18% and 9%, respectively, from the like 1996 periods.

	Circulation revenue for U.S. print publications was up roughly 1% versus the first half of 1997, mainly the result of 1998 benefiting from the full effect of 1997 rate increases. Average circulation for The Wall Street
Journal declined about 1%, to 1,786,000. Barron's average circulation gained about 1%, to 301,000. International circulation revenue slipped about 6% largely the result of a stronger U.S. dollar versus Asian currencies. Average combined circulation for the Asian and European Journals rose roughly 4%, to 125,000.

	Print Publishing expenses were up 10%, reflecting higher newsprint costs, increased circulation marketing and higher staffing levels. Print publishing newsprint expense was up 18% for the first six months of 1998, as a result of approximately 9% rise in newsprint prices, on average, and an 8% increase in tons consumed.


ELECTRONIC PUBLISHING

	Electronic publishing second-quarter 1998 operating income rose $2.3 million, or 14.1%, to $18.4 million, largely due to gains at Dow Jones Interactive Publishing. Segment revenue of $97.5 million advanced $12.2 million, or 14.3%, while expenses of $79.1 million increased $9.9 million, or 14.4%. Electronic publishing's EBITDA margin was in line with a year ago at 24.7%.

	The over-14% rise in both segment revenues and expenses was due in part to a restructured agreement with the Associated Press (AP), which was extended through the end of 2004. As part of the agreement the company obtained sole sales, marketing and product development control of the joint AP/Dow Jones overseas newswires, while the Associated Press gained a royalty stream through 2004. In 1998 and through the end of the contract period, Dow Jones will record 100% of revenues and expenses for these newswires. Prior to 1998, the company recorded its 50% share of both revenues and expenses from the joint newswires.

	Combined Dow Jones Newswires and Dow Jones Indexes revenues of $54.5 million rose 14.8% in the second quarter. Excluding the effect of the restructured AP agreement and $5 million in one-time index-licensing revenues in 1997's second quarter, combined newswires and index revenues rose 12.5%. Dow Jones Interactive Publishing, which includes the results of Dow Jones Interactive, The Wall Street Journal Interactive Edition and IDD Enterprises' electronic business unit (IDD), achieved a revenue gain of 13.7%, to $42.9 million. The 13.7% increase was led by strong corporate enterprise sales for Dow Jones Interactive, and both subscription and advertising gains for The Wall Street Journal Interactive Edition. At the end of June 1998, subscribers to the Interactive Journal totaled over 200,000, roughly double the number of subscribers a year earlier. Second quarter expenses for the segment climbed 14.4%, as the additional expenses from the restructured agreement with the AP, a higher staffing level and increased selling expenses outweighed savings from restructuring IDD Enterprises in the latter part of 1997.

	For the first six months of 1998, electronic publishing operating income of $39.7 million grew $9.3 million, or 30.6%, from the first half of 1997, largely due to improvements at Dow Jones Interactive Publishing, which benefited in part to restructuring IDD in the latter half of 1997. Revenues added $27.6 million, or 16.5%, while expenses rose $18.3 million, or 13.4%.
The first half 1998 EBITDA margin was 26.1% up from 24.3% in the first half of 1997.

COMMUNITY NEWSPAPERS

	In the second quarter of 1998, the community newspapers segment's operating income of $16.1 million increased $0.7 million, or 4.7%, compared with the like 1997 quarter. Community newspapers revenue of $81.4 million was up $4.4 million, or 5.7%. Advertising revenue advanced 6.3% mainly due to a linage increase of 4.7%. Circulation revenue gained 3.6%, as a result of rate increases. Operating expenses rose $3.7 million, or 6%, to $65.3 million reflecting a 6.4% rise in newsprint costs and expanded selling efforts. The segment's EBITDA margin was flat with a year earlier at 25.1%.

	On June 29, 1998, as part of a plan to increase this segment's margins, the company's Ottaway Newspapers subsidiary initiated a voluntary retirement plan for its employees. The plan was expected to reduce Ottaway's full-time staff by about 125, or roughly 5%. Actual employee acceptances of the early retirement were nearly double the targeted reduction. The company expects to record an after-tax charge of approximately $9.5 million, or 10 cents per diluted share, in the third quarter of 1998 for severance and related costs.

	Community newspapers operating income for the first half of 1998 was $24.2 million, compared with $23.7 million earned in 1997's first half. Revenues were up $7.3 million, or 5%, while operating expenses rose $6.8 million, or 5.6%. The EBITDA margin for the first six months of 1998 was 21.6%, versus 21.8% in 1997.


OTHER INCOME / DEDUCTIONS

	Net interest income of $0.4 million was $4.5 million better than net interest expense of $4.1 million in 1997's second quarter. The positive swing reflected a reduced debt level and an increase in interest income resulting from proceeds from asset sales. Long-term debt outstanding at June 30, 1998 was $149.9 million, compared with $337.1 million a year earlier and $228.8 at December 31, 1997. Net interest expense for the first half of 1998 was $6.7 million better than net interest expense of $8.2 million in the first half of 1997.

	The company's share of losses from associated companies in the 1998 second quarter was $3.6 million, compared with a loss of $4.8 million in the 1997's second quarter. For the first six months of 1998, the company's share of losses from associated companies totaled $9.5 million, compared with a loss of $17.5 million in the first half of 1997. The reduction in losses in 1998 versus 1997 was largely due to stronger results from the company's newsprint mill partnership in Canada, as well as a favorable comparison as 1997 included losses from WBIS+ TV and DJA Partners. The company's share of losses from its European business television partnership with CNBC partially offset these improvements.

TELEVISION

 	Total pretax losses from television ventures, which include income from U.S. television operations reported in the print publishing segment and losses from international television reported in equity results, was $5 million in the second quarter of 1998 compared with $12.2 million in 1997's second quarter. For the first six months of 1998, pretax television losses of $15 million were $16.1 million less than the comparable 1997 period. The first half of 1998 benefited from the company's worldwide alliance with CNBC, while the first half of 1997 was negatively affected by start-up losses from WBIS+ TV.


INCOME TAXES

	Including the loss on sale of Telerate and its operations, the company recorded an income tax benefit of $5.1 million in the second quarter of 1998 on pretax losses of $56.8 million. For the first six months of 1998, the company recorded income tax expense of $23.1 million on pretax income of $6.1 million. As a result of the sale of Telerate, the company may utilize up to $600 million of capital loss tax carryforwards over the next five years.
These income tax carryforwards are not reflected in the company's financial statements.

	The effective income tax rate on a pro forma basis for the second quarter of 1998 was 42% versus 41.9% in 1997's second quarter. The pro forma first half 1998 effective tax rate was 41.4%, compared with 42.6% in the like 1997 period.


FINANCIAL POSITION

	As previously mentioned, the company completed the sale of Telerate during 1998's second quarter. The purchase price consisted of $150 million of 5 year, 4% preferred stock of Bridge, which is included in other noncurrent investments, and $360 million in cash. Under the terms of the sales agreement, the purchase price is subject to possible post-closing adjustments, including working capital changes and indemnification, which at this time the company believes will be immaterial.

	The company's board of directors has authorized the repurchase of shares of the company's outstanding stock for up to $300 million. On June 4, 1998, the company repurchased four million shares of its common stock, or roughly
4.1% of basic shares outstanding. The shares were purchased pursuant to a privately negotiated stock repurchase agreement with a financial institution, which borrowed the shares. The initial purchase price was $192.1 million, subject to a future market price adjustment. Additionally, the company sold puts, which expire in three to nine months, covering an aggregate of one million shares of common stock. This transaction could obligate the company to repurchase up to $47.8 million of its common stock.

	In June 1998, the company launched a three-year program to expand color and page capacity for the U.S. print Wall Street Journal. The company expects capital expenditure funding for the program to total $232 million over this period, which will expand the Journal's page capacity from 80 pages to 96 pages and color page capacity from eight pages to 24 pages. Consolidated capital expenditures in 1998, including roughly $45 million for the Journal expansion project and about $55 million for Telerate prior to the sale, are expected to total $240 million.

	Funds provided by operations for the first half of 1998 was $119 million, compared with $218 million in the first half of 1997. The decline in cash provided by operations, relative to a year ago, was primarily due to changes in working capital, principally due to the timing of collections of trade accounts receivable of Telerate and payments of accounts payable and accrued liabilities, which included the payment of restructuring charges accrued at year-end 1997. In 1998, in addition to cash provided by operations the company received a total $466 million in cash from the disposition of Telerate, WBIS+ and Mediatex Communications Corp. During 1998's first half, the company funded capital expenditures of $132 million, repurchased 4 million shares of its stock, paid down debt by $63 million and invested $46.3 million in various business ventures. Cash and cash equivalents, which include highly-liquid investments with a maturity of three months or less, was $168.8 million at June 30, 1998, versus $23.8 million at the end of 1997.


ACCOUNTING PRONOUNCEMENT

	In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and disclosure requirements for derivative instruments and hedging activities. It requires the company to record all derivatives as either assets or liabilities and measure those instruments at fair value. The company currently does not hold any significant derivative instruments and does not expect the adoption of SFAS 133 to have a material effect on the company's financial statements taken as a whole.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

	Management's Discussion and Analysis and other sections of this Form 10-Q include forward-looking statements that reflect the company's current expectations or beliefs concerning future results and events. The words "expects," "intends," "plans," "believes," "anticipates," "likely," "will," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Some important factors that might cause such a difference include, but are not limited to, economic and stock market conditions, particularly in the U.S., Europe and Asia, and their impact on advertising sales and sales of the company's products and services; the inability to expand newspaper page capacity and/or server capacity for electronic publishing products on a timely basis to satisfy customer demands; cost of newsprint; rapid technological changes and frequent new product introductions prevalent in electronic publishing; product obsolescence due to advances in technology and shifts in market demand; any damage to or technical failure of the company's computer infrastructure or software that causes interruptions of operations; competition from increased availability of financial information, including through the Internet, and resulting price pressures; business conditions (growth or consolidation) in the financial services industry; adverse verdicts in legal proceedings, including libel actions; risks associated with the development of television channels in competitive foreign markets, including the ability to produce or obtain desired programming, to sell advertising time at desired rates, to achieve sufficient distribution and to attract audiences; risks associated with foreign operations, including currency and political risks; the cost of resolving the company's Year 2000 software issues or untimely resolution of its Year 2000 issues; and such other risk factors as may have been or may be included from time to time in the company's reports filed with the Securities and Exchange Commission.

PART II.   OTHER INFORMATION
ITEM 5.

                            PRO FORMA CONDENSED CONSOLIDATED
                                  STATEMENTS OF INCOME

                                Dow Jones & Company, Inc.

                                        Quarters Ended          Six Months Ended
                                               June 30                   June 30
================================================================================
(in thousands except
per share amounts)                    1998       1997           1998       1997
--------------------------------------------------------------------------------
REVENUES:
Advertising                       $277,043   $256,626       $521,709   $485,098
Information services                95,379     84,226        191,263    164,976
Circulation and other              114,317    114,956        223,749    226,470
--------------------------------------------------------------------------------
  Total revenues                   486,739    455,808        936,721    876,544
--------------------------------------------------------------------------------
EXPENSES:
News, operations and development   129,589    122,862        252,241    245,043
Selling, administrative
 and general                       163,873    150,974        324,160    299,103
Newsprint                           43,028     38,041         82,883     71,660
Second class postage and
 carrier delivery                   29,639     28,426         57,907     56,069
Depreciation and amortization       22,535     20,830         44,961     41,701
--------------------------------------------------------------------------------
  Operating expenses               388,664    361,133        762,152    713,576
--------------------------------------------------------------------------------
  Operating income                  98,075     94,675        174,569    162,968

OTHER INCOME (DEDUCTIONS):
Investment income                    1,795        224          2,096        346
Interest expense                    (1,351)    (4,342)        (3,597)    (8,602)
Equity in losses
 of associated companies            (3,618)    (4,794)        (9,505)   (17,487)
Gain on disposition of businesses
 and investments                                              15,390      6,179
Other, net                            (469)      (600)          (918)       (83)
--------------------------------------------------------------------------------
Income before income taxes          94,432     85,163        178,035    143,321
Income taxes                        39,686     35,681         73,687     61,063
--------------------------------------------------------------------------------
Net income                        $ 54,746   $ 49,482       $104,348   $ 82,258
================================================================================
PER SHARE:
Net income per share:
   - Basic                           $ .57       $.52          $1.08       $.86
   - Diluted                           .56        .51           1.07        .85
Weighted-average shares outstanding:
   - Basic                          96,476     95,821         96,610     95,688
   - Diluted                        97,677     96,585         97,920     96,416
================================================================================

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits filed:

		Financial Data Schedule (Exhibit 27) *

* Securities and Exchange Commission and New York Stock Exchange copies only.

    (b)  Reports on Form 8-K:

On a Form 8-K, dated May 29, 1998, under Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, Dow Jones filed, pursuant to the consummation of the sale of Telerate, a pro forma balance sheet as of March 31, 1998, a pro forma income statement for the year ended December 31, 1997 and a pro forma income statement for the three months ended March 31, 1998.

On a Form 8-K, filed July 17, 1998, under Item 5. Other Events and
Item 7. Financial Statements, Pro Forma Financial Information and
Exhibits, Dow Jones filed a copy of a press release that the company had issued on July 9, 1998.

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



                                              DOW JONES & COMPANY, INC.
                                              -------------------------
                                                    (Registrant)



Date:  August 12, 1998                      By  /s/ Thomas G. Hetzel
                                               ------------------------
                                                    Thomas G. Hetzel
                                        Vice President/Finance and Comptroller
                                               (Chief Accounting Officer)