Form 10-Q
period 1998-09-30
DOW JONES & CO INC
filed 1998-11-05
CIK 29924

                                 UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


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

	The number of shares outstanding of each of the issuer's classes of common stock on September 30, 1998: 72,951,312 shares of Common Stock and 20,905,349 shares of Class B Common Stock.

                                        PAGE 2

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements
                                 CONDENSED CONSOLIDATED
                                  STATEMENTS OF INCOME

                                Dow Jones & Company, Inc.

                                      Quarters Ended         Nine Months Ended
                                        September 30              September 30
==============================================================================
(in thousands except
per share amounts)                   1998       1997           1998       1997
------------------------------------------------------------------------------
REVENUES:
Advertising                      $231,457   $235,180     $  753,166 $  720,278
Information services               96,935    286,911        574,100    822,050
Circulation and other             115,233    114,235        338,982    340,705
------------------------------------------------------------------------------
  Total revenues                  443,625    636,326      1,666,248  1,883,033
------------------------------------------------------------------------------
EXPENSES:
News, operations and development  131,448    225,841        535,531    650,446
Selling, administrative
 and general                      161,588    223,219        599,137    657,765
Newsprint                          38,510     36,485        121,393    108,145
Second class postage
 and carrier delivery              28,612     27,690         86,519     83,759
Depreciation and amortization      22,577     62,097        121,436    181,735
Restructuring                      16,340                    16,340
------------------------------------------------------------------------------
  Operating expenses              399,075    575,332      1,480,356  1,681,850
------------------------------------------------------------------------------
  Operating income                 44,550     60,994        185,892    201,183

OTHER INCOME (DEDUCTIONS):
Investment income                   4,535        803          7,567      2,563
Interest expense                     (909)    (4,970)        (5,429)   (14,922)
Equity in losses
 of associated companies           (4,123)    (4,544)       (13,628)   (22,031)
(Loss) gain on disposition of
  businesses and investments                               (120,997)     6,179
Other, net                           (263)      (856)        (3,535)    (2,967)
------------------------------------------------------------------------------
Income before income taxes         43,790     51,427         49,870    170,005
Income taxes                       17,931     24,549         41,010     82,822
------------------------------------------------------------------------------
Net income                       $ 25,859   $ 26,878     $    8,860 $   87,183
==============================================================================
PER SHARE:
Net income per share:
   - Basic                           $.28       $.28           $.09       $.91
   - Diluted                          .27        .28            .09        .90
Weighted-average shares outstanding:
   - Basic                         93,928     96,124         95,825     95,836
   - Diluted                       95,113     97,060         97,125     96,821
Cash dividends                                                 $.72       $.72
==============================================================================
Comprehensive income              $13,157    $24,361         $5,866    $77,813
==============================================================================
See notes to condensed consolidated financial statements.

                                    PAGE 3

                            CONDENSED CONSOLIDATED
                           STATEMENTS OF CASH FLOWS

                           Dow Jones & Company, Inc.


                                             Nine Months Ended September 30
===========================================================================
(in thousands)                                            1998         1997
---------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                            $  8,860     $ 87,183
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                          121,436      181,735
Loss (gain) on disposition of businesses
 and investments                                       120,997       (6,179)
Changes in assets and liabilities                      (76,714)      62,232
Other, net                                              31,928       26,763
---------------------------------------------------------------------------
  Net cash provided by operating activities            206,507      351,734
---------------------------------------------------------------------------
INVESTING ACTIVITIES:
Additions to plant and property                       (175,658)    (246,701)
Businesses and investments acquired,
 net of cash received                                  (50,734)     (55,288)
Disposition of businesses and investments              465,983       18,284
Other, net                                               8,429        5,799
---------------------------------------------------------------------------
  Net cash provided by (used in)
   investing activities                                248,020     (277,906)
---------------------------------------------------------------------------
FINANCING ACTIVITIES:
Cash dividends                                         (69,195)     (68,982)
Increase in long-term debt                                           32,310
Reduction of long-term debt                            (63,015)     (41,711)
Purchase of treasury stock                            (201,193)
Proceeds from sales under stock compensation plans      50,874       25,774
---------------------------------------------------------------------------
  Net cash used in financing activities               (282,529)     (52,609)
---------------------------------------------------------------------------
Effect of exchange rate changes on cash                     78          (30)
---------------------------------------------------------------------------
Increase in cash and cash equivalents                  172,076       21,189
Cash and cash equivalents at beginning of year          23,763        6,769
---------------------------------------------------------------------------
Cash and cash equivalents at September 30             $195,839     $ 27,958
===========================================================================
See notes to condensed consolidated financial statements.

                                    PAGE 4

                            CONDENSED CONSOLIDATED
                                BALANCE SHEETS
                           Dow Jones & Company, Inc.
===========================================================================
                                             September 30       December 31
(in thousands)                                       1998              1997
---------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                      $  195,839        $   23,763
Accounts receivable--trade, net                   217,701           295,250
Inventories                                        12,674            13,104
Income taxes                                        3,907
Investment in associated company,
 held for disposal                                                  102,789
Other current assets                               44,792            71,647
---------------------------------------------------------------------------
  Total current assets                            474,913           506,553
---------------------------------------------------------------------------
Investments in associated companies,
 at equity                                         40,311            46,064
Other investments                                 194,783            85,290
Plant and property, at cost                     1,530,072         2,451,589
Less, accumulated depreciation                    941,051         1,667,552
---------------------------------------------------------------------------
                                                  589,021           784,037
Excess of cost over net assets of
 businesses acquired, less amortization            88,418           387,787
Deferred taxes                                     58,870            93,045
Other assets                                        5,497            16,958
---------------------------------------------------------------------------
  Total assets                                 $1,451,813        $1,919,734
===========================================================================
LIABILITIES:
Accounts payable and accrued liabilities       $  230,177        $  360,350
Income taxes                                                         53,895
Unearned revenue                                  230,162           252,832
Current maturities of long-term debt                                  5,318
---------------------------------------------------------------------------
  Total current liabilities                       460,339           672,395
Long-term debt                                    149,875           228,806
Other noncurrent liabilities                      257,848           237,711
---------------------------------------------------------------------------
  Total liabilities                               868,062         1,138,912
---------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stocks                                     102,181           102,181
Additional paid-in capital                        137,414           136,398
Retained earnings                                 647,204           707,539
Accumulated other comprehensive income               (115)           (6,144)
---------------------------------------------------------------------------
                                                  886,684           939,974
Less, treasury stock, at cost                     302,933           159,152
---------------------------------------------------------------------------
  Total stockholders' equity                      583,751           780,822
---------------------------------------------------------------------------
  Total liabilities and stockholders' equity   $1,451,813        $1,919,734
===========================================================================
See notes to condensed consolidated financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                           Dow Jones & Company, Inc.

1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of September 30, 1998, and December 31, 1997, and the consolidated results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and the consolidated cash flows for the nine-month periods then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. On May 29, 1998, the company completed the sale of Telerate (formerly, Dow Jones Markets) to Bridge Information Systems, Inc. ("Bridge"). The purchase price consisted of $360 million in cash and $150 million of 5 year, 4% preferred stock of Bridge. In the second quarter of 1998, the company recorded a loss on the sale of Telerate of $136.4 million ($98 million after taxes).

3. In the third quarter of 1998, the company recorded a restructuring charge of $16.3 million ($9.6 million after tax) pertaining to a staff reduction plan at the company's Ottaway Newspapers subsidiary. The charge reflects severance and related costs for employees who had accepted the terms of the voluntary retirement program.

4. In October 1998, the company's board of directors authorized the repurchase of up to $500 million of the company's common stock over the next two to three years. This is in addition to the $51 million (net of outstanding puts) that remained as of the end of September 1998 under a prior authorization from the company's board. In the first nine months of 1998, the company repurchased
4.3 million shares, at an aggregate cost of $204.5 million. Four million of these shares were purchased pursuant to a privately negotiated stock repurchase agreement with a financial institution, and are subject to a future market price adjustment. Additionally in the second quarter of 1998 the company sold puts covering an aggregate of one million shares of common stock. During the third quarter, one-third of these puts expired unexercised and were replaced. Outstanding puts could obligate the company to repurchase up to $44.6 million of its common stock (net of cumulative put premiums received) over the next eight months.

5. The first quarter of 1998 included a gain of 11 cents a share from the sales of the company's interests in WBIS+ TV (eight cents a share) and Mediatex Communications Corp., publisher of Texas Monthly magazine (three cents a share).

                           Dow Jones & Company, Inc.


6.  Comprehensive income was computed as follows:
==============================================================================
                                       Quarters ended       Nine months ended
(in thousands, except                    September 30            September 30
 per share amounts)                    1998      1997          1998      1997
------------------------------------------------------------------------------
Net income                         $ 25,859   $26,878      $  8,860   $87,183

Foreign currency translation
 adjustments                                   (1,740)        8,461    (2,835)

Less: realized foreign currency
 translation adjustments
 included in net income                                      (9,023)

Unrealized loss on investments      (12,702)     (777)       (2,432)   (6,535)
------------------------------------------------------------------------------
     Comprehensive income          $ 13,157   $24,361      $  5,866   $77,813
==============================================================================

7.  Diluted earnings per share have been computed as follows:
==============================================================================
                                       Quarters ended       Nine months ended
(in thousands, except                    September 30            September 30
 per share amounts)                    1998      1997         1998       1997
------------------------------------------------------------------------------
Net income                         $ 25,859   $26,878       $8,860    $87,183
Weighted-average shares
 outstanding - basic                 93,928    96,124       95,825     95,836
  Stock options                         908       784        1,034        835
  Other, principally
   contingent stock rights              277       152          266        150
------------------------------------------------------------------------------
Weighted-average shares
 outstanding - diluted               95,113    97,060       97,125     96,821

Diluted earnings per share             $.27      $.28         $.09       $.90
==============================================================================

One million shares under puts have been excluded from diluted earnings per share in 1998 because the price the company would be obligated to purchase shares under puts was less than the average market price for the periods. To include such securities would be antidilutive.

8. Certain of the 1997 amounts have been reclassified for comparative purposes.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
	     Results of Operations.

FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

	Third quarter 1998 net income was $25.9 million, or $.27 per diluted share, compared with $26.9 million, or $.28 per diluted share, a year earlier. For the first nine months of 1998, net income was $8.9 million, or nine cents per diluted share, versus $87.2 million, or $.90 per diluted share, for the like nine months of 1997.

	On May 29, 1998, Dow Jones completed the sale of its Telerate subsidiary to Bridge Information Systems, Inc. The company recorded a loss on the sale of $136.4 million ($98 million after taxes) in 1998's second quarter. Results exclusive of Telerate and the loss on sale ("pro forma") have been presented on page 20 of this Form 10-Q.

	Third quarter 1998 net income was $25.9 million, or $.27 per diluted share, compared with pro forma earnings of $45.8 million, or $.47 per diluted share, a year earlier. Third quarter 1998 results included a restructuring charge of $16.3 million ($9.6 million after taxes) pertaining to a staff reduction plan at the company's Ottaway Newspapers subsidiary while third quarter 1997 results were enhanced 11 cents per share from one-time index licensing fees. Excluding these items, 1998 earnings of $35.5 million, or $.37 per share, were up slightly from pro forma earnings of $35.1 million, or $.36 per share, a year ago. A reduction in television losses, improvements at Dow Jones Interactive Publishing and community newspapers (exclusive of the charge for the staff reductions) and a positive swing to net interest income were largely restrained by a decline in profits of both U.S. and international print publications.

	Third quarter 1998 operating income was $44.6 million, compared with pro forma operating income of $85.5 million in 1997's third quarter. Excluding the restructuring charge in 1998 and the one-time fees, net of expenses, in the 1997 period, third quarter 1998 operating income was down 9.8%. Third quarter 1998 EBITDA was $83.5 million excluding the restructuring charge versus pro forma EBITDA of $106.9 million a year earlier. (Pro forma third quarter 1997 EBITDA was $89 million excluding the one-time fees).

	Revenues of $443.6 million dipped $7.7 million, or 1.7%, from pro forma revenues of $451.4 million in the third quarter of 1997. Excluding the one-time index licensing fees in 1997, third quarter 1998 revenues grew 2.8%, as revenue gains from electronic publishing and U.S. television were dampened by an advertising volume decline at the U.S. Wall Street Journal and softness in the Asian market.

	Third quarter 1998 operating expenses of $399.1 million climbed $33.2 million, or 9.1%. Roughly half of the increase was the result of the Ottaway staff reduction charge with the remaining expense increase principally attributable to compensation, newsprint costs and electronic publishing marketing costs. Newsprint expense rose $2 million, or 5.6%, reflecting a 3% increase in average prices and a 2% rise in consumption. On September 1, 1998, roughly half of the company's newsprint suppliers put through a 7% rate hike. By July 1, 1998, newsprint prices were down about 3.5% from year-end 1997. It is uncertain whether the price increase will hold; however, assuming the rate hike remains, newsprint prices will be approximately 4% higher than their level in the fourth quarter of 1997.

	At September 30, 1998, the company employed 8,443 full-time employees, which was down approximately 1% from a year earlier excluding Telerate. The reductions reflect downsizing at Ottaway Newspapers, somewhat offset by expanded staffs at The Wall Street Journal and Dow Jones Newswires.

	On October 2, 1998, the company announced a voluntary separation incentive program for certain long-time employees who will be 55 years of age or older as of December 31, 1998 and have been employed with Dow Jones for at least 10 years. The program, which offers eligible employees one-year's salary plus retiree health benefits, is available to about 340 employees of the company. The annual salary associated with these employees is roughly $24.2 million. The amount of any charge as a result of this program will be determined in the fourth quarter of 1998 once employee elections are finalized.

	Pro forma net income for the first nine months of 1998 was $130.2 million, or $1.34 per diluted share, an increase of 1.7% from 1997 nine-month pro forma earnings of $128 million, or $1.32 per diluted share. 1998 results included the Ottaway Newspapers staff-reduction charge in the third quarter and a first-quarter 1998 after-tax gain of $10.1 million from the sales of the company's interest in WBIS+ TV and Mediatex Communications Corp., publisher of Texas Monthly magazine. 1997 results included one-time index licensing fees and a first-quarter 1997 after-tax gain of $3.5 million from the sale of the company's American Demographics subsidiary, a provider of information products serving the marketing industry. Pro forma earnings excluding these items were $129.6 million for the first nine months of 1998, up 15.5% versus pro forma earnings of $112.2 million in the comparable 1997 period

	First nine-month 1998 pro forma operating income of $219.1 million was down 11.8%. Excluding the Ottaway restructuring charge in 1998 and the one-time index-licensing fees, net of expenses, in 1997, pro forma operating income in 1998 was up 3.5% from 1997. Gains from Dow Jones Interactive Publishing, community newspapers and U.S. television operations largely offset a downturn in profits from print publications. Also, operating income in 1997 included losses for the company's European television operation, which merged with CNBC's European operation at 1997's year-end and whose 1998 results are now included as part of Equity in Losses of Associated Companies.


SEGMENT DATA

	The company realigned its operating segments in 1998's second quarter. The company's business and financial news and information operations are reported in the following two segments: print publishing and electronic publishing. The results of the company's Ottaway Newspapers subsidiary, which publishes 19 daily newspapers and 15 weekly newspapers in communities throughout the U.S., are reported in the community newspapers segment.

	Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations. (Results of the company's international television ventures are included in Equity in Losses of Associated Companies.) Print publishing accounted for close to 60% of third quarter 1998 revenues. Approximately 10% of print publishing revenues are earned by international publications. Revenues, particularly advertising, for the print publications are historically seasonal with the fourth quarter typically being the strongest in terms of total volume followed by the second quarter, then the first and finally the third quarter.

	Electronic publishing includes the operations of Dow Jones Newswires, Dow Jones Indexes and Dow Jones Interactive Publishing. Electronic publishing comprised 22% of third quarter 1998 revenues. The community newspapers segment accounted for 18% of third quarter 1998 revenues.

	The tables on the following two pages show the company's operations by business segment for the quarters and nine months ended September 30, 1998 and 1997.


                                    PAGE 10
                              SEGMENT INFORMATION
                FOR THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

============================================================================
                                                                  % Increase
(in thousands)                                1998         1997    (Decrease)
----------------------------------------------------------------------------
REVENUES:
Print publishing                          $263,604     $267,170         (1.3)
Electronic publishing (1)                   98,808      103,182         (4.2)
Community newspapers                        81,213       76,275          6.5
                                           -------      -------
     Segment revenues                      443,625      446,627         (0.7)
Divested/Joint Ventured Operations:
Print and television operations (2)                       4,740           -
                                           -------      -------
     Pro forma revenues                    443,625      451,367         (1.7)
Telerate                                                184,959           -
                                           -------      -------
     Consolidated revenues                $443,625     $636,326        (30.3)
----------------------------------------------------------------------------
OPERATING INCOME:
Print publishing                          $ 31,435     $ 48,888        (35.7)
Electronic publishing                       17,731       33,012        (46.3)
Community newspapers (3)                       968       12,743        (92.4)
Corporate operating expenses                (5,584)      (4,997)        11.7
                                           -------      -------
     Segment operating income               44,550       89,646        (50.3)
Divested/Joint Ventured Operations:
Print and television operations                          (4,180)          -
                                           -------      -------
     Pro forma operating income             44,550       85,466        (47.9)
Telerate                                                (24,472)          -
                                           -------      -------
     Consolidated operating income        $ 44,550     $ 60,994        (27.0)
----------------------------------------------------------------------------
EBITDA: (4)
Print publishing                          $ 43,661     $ 59,790        (27.0)
Electronic publishing                       23,685       38,706        (38.8)
Community newspapers                        21,705       16,951         28.0
Corporate operating expenses                (5,584)      (4,997)        11.7
                                           -------      -------
     Segment EBITDA                         83,467      110,450        (24.4)
Divested/Joint Ventured Operations:
Print and television operations                          (3,513)          -
                                           -------      -------
     Pro forma EBITDA                       83,467      106,937        (21.9)
Telerate                                                 16,154           -
                                           -------      -------
     Consolidated EBITDA                  $ 83,467     $123,091        (32.2)
============================================================================

                                    PAGE 11
                             SEGMENT INFORMATION
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

============================================================================
                                                                  % Increase
(in thousands)                                1998         1997    (Decrease)
----------------------------------------------------------------------------
REVENUES:
Print publishing                        $  852,993   $  820,598         3.9
Electronic publishing (1)                  293,853      270,590         8.6
Community newspapers                       233,500      221,305         5.5
                                         ---------    ---------
     Segment revenues                    1,380,346    1,312,493         5.2
Divested/Joint Ventured Operations:
Print and television operations (2)                      15,418          -
                                         ---------    ---------
     Pro forma revenues                  1,380,346    1,327,911         3.9
Telerate                                   285,902      555,122       (48.5)
                                         ---------    ---------
     Consolidated revenues              $1,666,248   $1,883,033       (11.5)
----------------------------------------------------------------------------
OPERATING INCOME:
Print publishing                        $  154,407   $  178,174       (13.3)
Electronic publishing                       57,389       63,374        (9.4)
Community newspapers (3)                    25,190       36,467       (30.9)
Corporate operating expenses               (17,867)     (14,750)       21.1
                                         ---------    ---------
     Segment operating income              219,119      263,265       (16.8)
Divested/Joint Ventured Operations:
Print and television operations                         (14,831)         -
                                         ---------    ---------
     Pro forma operating income            219,119      248,434       (11.8)
Telerate                                   (33,227)     (47,251)      (29.7)
                                         ---------    ---------
     Consolidated operating income      $  185,892   $  201,183        (7.6)
----------------------------------------------------------------------------
EBITDA: (4)
Print publishing                        $  191,718   $  211,107        (9.2)
Electronic publishing                       74,551       79,415        (6.1)
Community newspapers                        54,595       48,639        12.2
Corporate operating expenses               (17,867)     (14,750)       21.1
                                         ---------    ---------
     Segment EBITDA                        302,997      324,411        (6.6)
Divested/Joint Ventured Operations:
Print and television operations                         (12,805)         -
                                         ---------    ---------
     Pro forma EBITDA                      302,997      311,606        (2.8)
Telerate                                    20,671       71,312       (71.0)
                                         ---------    ---------
     Consolidated EBITDA                $  323,668   $  382,918       (15.5)
============================================================================

(1) Electronic publishing revenue in the first nine months of 1997 included $25 million in one-time fees for licensing the Dow Jones Averages, approximately 80% of which occurred in the third quarter.
(2) Divested/Joint Ventured print and television operations includes the results of European Business News, a television operation which merged with CNBC Europe 12/97; Dow Jones Investor Network, a multimedia product which was discontinued 1/97; American Demographics, Inc. (sold 3/97); and IDD Enterprises' print publishing unit (sold 11/97).

(Notes to segment tables continued)

(3) Community newspapers 1998 results include a $16.3 million restructuring charge pertaining to a staff reduction plan.

(4) EBITDA is computed as operating income excluding depreciation and amortization and restructuring costs.



PRINT PUBLISHING

	Third quarter 1998 operating income of $31.4 million fell $17.5 million, or 35.7%, from the comparable 1997 quarter. Segment EBITDA slipped to $43.7 million from $59.8 million in the 1997 third quarter. The segment's EBITDA margin fell to 16.6% from 22.4% a year earlier.

	Third quarter 1998 revenues of $263.6 million dipped $3.6 million, or 1.3%, largely the result of a drop-off in advertising revenue at the U.S. Wall Street Journal and in Asia. Advertising revenue for U.S. publications of $156.6 million fell $6.5 million, or 4%, from the third quarter of 1997. International advertising revenue fell $1.3 million, or 7.5%, to $15.6 million. Advertising linage at the U.S. Wall Street Journal was down 6.8%, while linage at the Asian Journal decreased 18.7%. The drop in volume-related advertising from these publications was partially offset by a 14% linage gain for The Wall Street Journal Europe, modest rate increases and a rise in U.S. television revenue.

	At the end of September 1998, the company experienced unanticipated softness in advertising. Looking ahead to the fourth quarter, the Journal is faced with difficult comparisons and an uncertain advertising market. October 1997 and the 1997 fourth quarter were the highest advertising revenue month and quarter, respectively, in the Journal's history. Wall Street Journal linage in October 1998, relative to October 1997, will be down at a similar rate, based on a like number of publishing days, as the 1998 third quarter. The impact on earnings per share of a one-percentage point change in fourth quarter Wall Street Journal linage is approximately one cent per share, assuming all other factors being constant. The effect of a one-percentage point change in quarterly linage varies slightly depending on the advertising volume of that quarter. Traditionally, the Journal's largest advertising quarter is the fourth quarter, followed by the second, first and third quarters.

	The third quarter 1998 decline in U.S. Journal linage reflected a 10% drop in general advertising linage, which comprised about 54% of total Journal linage; and an 8.4% fall in financial linage, approximating 29% of Journal linage. Classified and other Journal linage was up 8.4%. The decrease in general linage was in part the result of a fall-off in computer hardware and software advertising and corporate image advertising, while financial advertising suffered from a decline in security offerings and contractions in advertising from institutional investment and trading firms. The increase in classified and other linage was driven by growth in real estate advertising.

	Third quarter 1998 segment operating expenses grew $13.9 million, or 6.4%, mainly the result of additional staffing and higher newsprint costs. Newsprint expense was up 6.4%, reflecting an even split between average rate increases and higher consumption. The number of full-time employees in the print publishing segment increased about 4% from September 30, 1997, due to the expansion of news, technology and sales staffs during the fourth quarter of 1997 and the first half of 1998.

	Nine-month operating income of $154.4 million was down $23.8 million, or 13.3%, from the like 1997 period. Segment EBITDA slipped 9.2%, to $191.7 million. Revenues added $32.4 million, or 3.9%, but were outpaced by an expense increase of $56.2 million, or 8.7%. The EBITDA margin for the first nine months of 1998 was 22.5% versus 25.7% a year earlier.

	U.S. publications advertising revenue of $536.3 million gained $25.8 million, or 5%, in the first nine months of 1998, with Wall Street Journal linage up 1.7% and Barron's national advertising pages increasing 4.8%. Advertising revenue for the international publications slowed to $46.7 million from $48.5 million the year before, as depressed revenues in Asia were somewhat offset by growth in Europe.

	Circulation revenue for U.S. print publications was up 0.7% versus the first nine months of 1997, principally the result of 1998 benefiting from the full effect of 1997 rate increases. Average circulation for The Wall Street Journal declined about 1.6%, to 1,762,000. Barron's average circulation was flat at 296,000. International circulation revenue slipped about 3%, largely the result of a stronger U.S. dollar versus Asian currencies. Average combined circulation for the Asian and European Journals rose roughly 5%, to 125,000.

	Print Publishing expenses in the first nine months of 1998 were up 8.7%, reflecting higher staffing levels, additional newsprint costs and increased circulation marketing. Print publishing newsprint expense was up 13.9% for the first nine months of 1998, as a result of approximately a 7% rise in average prices and a 6% increase in tons consumed.


ELECTRONIC PUBLISHING

	Electronic publishing third quarter 1998 operating income of $17.7 million rose $2.7 million, or 17.7%, from 1997 operating income of $15 million excluding one-time index licensing fees, net of expenses. The gain largely reflected an improvement at Dow Jones Interactive Publishing. Segment EBITDA was $23.7 million compared with EBITDA of $38.7 million in 1997, which includes the one-time fees. The EBITDA margin was 24.0%, compared with third quarter 1997 EBITDA margin of 37.5% including the one-time fees, and 25.0% exclusive of the one-time fees.

	Third quarter 1998 revenues of $98.8 million advanced $15.6 million, or 18.8%, from revenues of $83.2 million excluding one-time index licensing revenue of $20 million in 1997's third quarter. Segment expenses excluding expenses related to the one-time fees grew 19% in 1998's third quarter. Part of the increase in both segment revenues and expenses was due to a restructured agreement with the Associated Press (AP), which was extended through the end of 2004. As part of the agreement the company obtained sole sales, marketing and product development control of the joint AP/Dow Jones overseas newswires, while the Associated Press gained a royalty stream through 2004. In 1998 and through the end of the contract period, Dow Jones will record 100% of revenues and expenses for these newswires. Prior to 1998, the company recorded its 50% share of both revenues and expenses from the joint newswires.

	Excluding the effect of the restructured AP agreement in 1997's third quarter, Dow Jones Newswires revenues rose 7.1%. As of September 30, 1998, the number of terminals displaying Dow Jones Newswires totaled 287,000, up 16% from a year earlier. On October 10, 1998, the company entered into an agreement with Reuters Group PLC to market Dow Jones Newswires as an optional service to the users of Reuters terminals. Also in the third quarter, Dow Jones signed a similar agreement with Bloomberg L.P. to market Dow Jones Newswires to its users. Prior to the sale of the company's Telerate subsidiary, essentially all of the international distribution of Dow Jones Newswires' products was distributed exclusively by Telerate.

	Dow Jones Interactive Publishing, which includes the results of Dow Jones Interactive, The Wall Street Journal Interactive Edition and IDD Enterprises' electronic business unit (IDD), posted a revenue gain of 7.3%, to $43.1 million. (The revenue gain excluding IDD was 11.7%.) The revenue increase was driven by strong corporate enterprise sales for Dow Jones Interactive, and both subscription and advertising gains for The Wall Street Journal Interactive Edition. At the end of September 1998, subscribers to the Interactive Journal totaled approximately 256,000, up about 78% from a year ago.

	Expenses for the segment in the third quarter rose 15.5%, as the additional expenses from the restructured agreement with the AP, a higher staffing level and increased selling expenses outweighed savings from restructuring IDD Enterprises in the latter part of 1997.

	For the first nine months of 1998, electronic publishing operating income was $57.4 million, compared with $63.4 million in 1997 including the one-time fees and $42.6 million excluding one-time fees in 1997's second and third quarters. Excluding the one-time fees, the year-over-year improvement was mainly due to gains at Dow Jones Interactive Publishing, which benefited in part to restructuring IDD in the latter half of 1997. Revenues were up 19.7% excluding one-time fees, 8.6% including such fees. Expenses rose 14.1%, driven by the same factors as in the third quarter. The nine-month 1998 EBITDA margin was 25.4%, compared with 1997 EBITDA margin of 29.3%, or 23.9% excluding one-time index licensing fees.

COMMUNITY NEWSPAPERS

	Community newspapers segment's third quarter 1998 operating income was $1 million, which included a $16.3 million charge from a staff reduction plan. Excluding the charge, community newspapers third quarter 1998 operating income of $17.3 million was up $4.6 million, or 35.8%, from income of $12.7 million in the 1997 third quarter. Revenue of $81.2 million advanced $4.9 million, or 6.5%, while expenses exclusive of the $16.3 million charge were held relatively flat. Employee compensation expense was down 2.4% in the third quarter, reflecting savings from the staff reduction plan. Advertising revenue increased $4.1 million, or 7.7%, with a linage increase of 3.8%. Circulation revenue gained 5%, as a result of rate increases.

	On June 29, 1998, as part of a plan to increase this segment's margins, the company's Ottaway Newspapers subsidiary initiated a voluntary retirement plan for its employees. Approximately 240 employees accepted the early retirement plan. The number of acceptances was higher than the company targeted and some of the staff reductions as a result of the plan will have to be replaced. Of the $16.3 million charge, just over half reflected an increase in pension and other postretirement-related costs with the remainder principally attributable to paid severance. The number of full-time employees at this segment was down about ten percent from year-ago and year-end 1997 levels.

	Community newspapers operating income for the first nine months of 1998 was $25.2 million, compared with $36.5 million earned in the like 1997 period. Revenues were up $12.2 million, or 5.5%, largely from advertising. Operating expenses rose $23.5 million, or 12.7%, as a result of the staff-reduction charge and a 6% rise in newsprint expense. Excluding the staff-reduction charge, operating income was up 13.9% and operating expenses grew 3.9%.


OTHER INCOME / DEDUCTIONS

	Net interest income of $3.6 million was $7.8 million better than net interest expense of $4.2 million in 1997's third quarter. For the first nine months, net interest income of $2.1 million was an improvement of $14.5 million from net interest expense of $12.4 million in the comparable 1997 period. The positive swing reflected a reduced debt level and an increase in interest income resulting from proceeds from asset sales. Long-term debt outstanding at September 30, 1998 was $149.9 million, compared with $328.3 million a year earlier and $234.1 at December 31, 1997.

	The company's share of losses from associated companies in the 1998 third quarter was slightly better at $4.1 million, compared with a loss of $4.5 million in the 1997 quarter. For the first nine months of 1998, the company's share of losses from associated companies totaled $13.6 million, compared with a loss of $22 million in 1997. The reduction in year-to-date losses in 1998 versus 1997 was largely due to stronger results from the company's newsprint mill partnership in Canada, as well as a favorable comparison as 1997 included losses from WBIS+ TV and DJA Partners. The company's share of losses from its European business television partnership with CNBC partially offset these improvements.

TELEVISION

 	Total pretax losses from television ventures, which include income from U.S. television operations reported in the print publishing segment and losses from international television reported in equity results, was $2.8 million in the third quarter of 1998, compared with $9.3 million in the third quarter of 1997. For the first nine months of 1998, pretax television losses were $17.9 million, down $22.5 million from the like period a year earlier. 1998's television results have benefited from the company's worldwide alliance with CNBC, while the first half of 1997 was negatively affected by start-up losses from WBIS+ TV.

INCOME TAXES

	The effective income tax rate in the third quarter of 1998 was 40.9%, versus a pro forma third quarter 1997 rate of 40.5% and 47.7% including Telerate operations. The higher 47.7% rate was due to a higher amount of nondeductible goodwill amortization. For the first nine months of 1998, including the Telerate operating losses and loss on sale, the company recorded income tax expense of $41 million on pretax income of $49.9 million. The effective income tax rate on a pro forma basis for the first nine months of 1998 was 41.3% versus 41.9% in 1997.

	As a result of the sale of Telerate, the company has available up to $600 million of capital loss tax carryforwards over the next five years. These income tax carryforwards are not reflected in the company's financial statements.

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

	As mentioned in Note 4 on page 5 of this Form 10-Q, in October 1998 the company's board of directors authorized the repurchase of up to $500 million of the company's common stock over the next two to three years. This is in addition to the $51 million that remained as of the end of September 1998 under a prior authorization from the company's board. During the third quarter of 1998 the company repurchased 258,000 shares of its common stock at an aggregate price of $12.4 million, bringing to 4.3 million the number of shares repurchased in 1998.

	Funds provided by operations for the first nine months of 1998 was $206.5 million, compared with $351.7 million in the first nine months of 1997. The decline in cash provided by operations, relative to a year ago, was primarily due to changes in working capital, principally due to the timing of collections of trade accounts receivable of Telerate and payments of accounts payable and accrued liabilities, which included the pay-out of restructuring charges accrued at year-end 1997. In 1998, in addition to cash provided by operations the company received a total $466 million in cash principally from the disposition of Telerate, WBIS+ and Mediatex Communications Corp. The company also received $50.9 million from sales under employee stock compensation plans.

	Through September 1998, the company funded capital expenditures of $175.7 million, repurchased 4.3 million shares of its stock, paid down debt by $63 million, paid dividends of $69.2 million and funded $50.7 million into various business ventures. Cash and cash equivalents, which include highly-liquid investments with a maturity of three months or less, was $195.8 million at September 30, 1998, versus $23.8 million at the end of 1997.


THREE-YEAR PLAN

	In September 1998, the company completed a planning process covering the 1999-2001 period. As part of that planning process, the company developed corporate objectives, the most significant of which include: to grow earnings per share at a compound rate of at least 10% over the long-term, and eventually achieve a corporate EBITDA margin of 26%, with segment EBITDA margins of 25% for print publishing, 27% for electronic publishing, and 27%
for community newspapers. A further objective is to migrate toward a 50/50 profit mix between print publishing versus community newspapers and electronic publishing, combined. Given this objective, it is expected that electronic publishing and community newspapers will achieve higher growth rates than print publishing during the plan period and they will contribute a significant amount to earnings growth. Over the 1988-1997 period, the average EBITDA margin for both print publishing and community newspapers was 20%. Over the 1995-1997 period, the average EBITDA margin for electronic publishing, excluding one-time fees, was 27%.

	The foregoing targets, goals and objectives are based on current information and certain assumptions about the future and accordingly, are not forecasts or predictions of actual future results. Information relating to such forward-looking statements is contained on page 19 of this Form 10-Q.


MANAGEMENT AND BOARD OF DIRECTOR CHANGES

	On October 21, 1998, Kenneth L. Burenga announced he would retire as the company's president and chief operating officer and as a member of the board of directors at the end of 1998. At this time, the company will not name a successor to the post of president or chief operating officer.

	As part of a realignment of senior executive responsibilities, Jerome E. Bailey, senior vice president and chief financial officer, was promoted to executive vice president and chief financial officer; Peter G. Skinner, senior vice president and general counsel, was promoted to executive vice president and general counsel; and L. Gordon Crovitz, vice president/planning and development was promoted to senior vice president/electronic publishing.

	Roy A. Hammer, a partner in the Boston law firm of Hemenway & Barnes and a trustee of numerous Bancroft family trusts, has been elected to the Dow
Jones board of directors, effective with the board's November 1998 meeting.
He will serve until the annual meeting of shareholders in the year 2000.

YEAR 2000

	The Year 2000 problem is essentially the inability of computer programs, whether to operate properly after January 1, 2000, as a result of the software programs using two digits rather than four digits to identify a year. The software could recognize "00" to be the year "1900" rather than year
"2000", which could cause interruptions of normal business operations.

	The company has completed its assessment of its Year 2000 problem. The company expects its efforts to modify existing software and the replacement of certain systems will be completed so as not to interrupt ongoing operations. Costs over the 1997-1999 period to modify the company's systems are expected to total between $13 million and $20 million. Of this total, approximately
$10 million has been incurred and expensed from the beginning of 1997 through September 1998.

	In 1996, Dow Jones established a project team responsible for identifying and resolving Year 2000 issues. These efforts include, but are not limited to, identification and review of internal operating systems and applications, and customer products and services, as well as formal discussions with information providers and other key suppliers to the business.

	Through September 1998, approximately one-third of the compliance surveys sent to the company's lessors and product/service providers have been returned. The company is in the process of determining which lessors or providers require follow-up action.

	The company has identified existing computer applications and categorized them into three categories: (1) Applications to be modified, (2) Applications to be replaced by Year 2000 compliant systems, and (3) Applications initially reported as Year 2000 compliant that have to be tested
to confirm their readiness.   Through September 1998, over one-third of the
applications requiring modification have been certified, roughly one-third of applications requiring replacement have been certified, and three-quarters of initially reported Year 2000 compliant applications have been confirmed.

	The company expects to have a majority of its applications Year 2000 compliant by December 31, 1998, with remaining applications compliant by mid-1999. In the first half of 1999, the company plans to perform "end-to-end" testing of its systems, excluding replacement systems which will be tested upon installation. During the fourth quarter of 1998, the company will begin contingency planning.

	While the company expects its Year 2000 efforts will be successful, if the modifications and replaced systems are not made compliant in a timely manner, it could result in a material effect on the company. Additionally, the company's products and services as well as the tools that Dow Jones uses to conduct its Year 2000 evaluation are dependent on technological components, equipment and software that were developed by third parties and that may not be Year 2000 compliant. Failure of such third party components, equipment or software to operate properly with regard to the Year 2000 could interrupt ongoing operations or require the company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the company's business and operating results.

METEOROID STORM

	The production of The Wall Street Journal uses satellite transmission of page images to outlying printing plants. In November 1998 and November 1999, there is expected to be a meteoroid storm that may damage satellites in orbit around the earth. The last major meteoroid storm occurred in the 1960s when there were few satellites in orbit. While the damage to satellites is expected to be minimal, the company has developed a contingency plan that it expects will ensure the continuous production of its print publications.


INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

	Management's Discussion and Analysis, including the section entitled "THREE-YEAR PLAN," and other sections of this Form 10-Q include forward-looking statements that reflect the company's current expectations or beliefs concerning future results and events. The words "expects," "intends," "plans," "believes," "anticipates," "likely," "will," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Some important factors that might cause such a difference include, but are not limited to, global economic and stock market conditions, and their impact on advertising sales and sales of the company's products and services; the inability to expand newspaper page capacity and/or production and service capacity for electronic publishing products on a timely basis to satisfy customer demands; the extent to which the company is able to achieve increased revenues/earnings from distribution of its Newswires services; the extent to which the company is able to achieve and maintain a more diversified advertising base for its print publications; cost of newsprint and labor; rapid technological changes and frequent new product introductions prevalent in electronic publishing; product obsolescence due to advances in technology and shifts in market demand; any damage to or technical failure of the company's computer infrastructure or software that causes interruptions of operations; increased competition in the markets for financial news and information and advertising resulting from the rise in popularity of the Internet, financial television programming and other new media; business conditions (growth or consolidation) in the financial services industry; adverse verdicts in legal proceedings, including libel actions; risks associated with the development of television channels in competitive foreign markets, including the ability to produce or obtain desired programming, to sell advertising time at desired rates, to achieve sufficient distribution and to attract audiences; risks associated with foreign operations, including currency and political risks; the cost of resolving the company's Year 2000 software issues or untimely resolution of its Year 2000 issues that results in business interruption or shutdown, financial loss, reputation loss, and/or legal liability; and such other risk factors as may have been or may be included from time to time in the company's reports filed with the Securities and Exchange Commission.

PART II.   OTHER INFORMATION
ITEM 5.

                         PRO FORMA CONDENSED CONSOLIDATED
                               STATEMENTS OF INCOME *

                            Dow Jones & Company, Inc.

                                      Quarters Ended         Nine Months Ended
                                        September 30              September 30
==============================================================================
(in thousands except
per share amounts)                   1998       1997           1998       1997
------------------------------------------------------------------------------
REVENUES:
Advertising                      $231,457   $235,180     $  753,166 $  720,278
Information services               96,935    101,952        288,198    266,928
Circulation and other             115,233    114,235        338,982    340,705
------------------------------------------------------------------------------
  Total revenues                  443,625    451,367      1,380,346  1,327,911
------------------------------------------------------------------------------
EXPENSES:
News, operations and development  131,448    126,877        383,689    371,920
Selling, administrative
 and general                      161,588    153,378        485,748    452,481
Newsprint                          38,510     36,485        121,393    108,145
Second class postage
 and carrier delivery              28,612     27,690         86,519     83,759
Depreciation and amortization      22,577     21,471         67,538     63,172
Restructuring                      16,340                    16,340
------------------------------------------------------------------------------
  Operating expenses              399,075    365,901      1,161,227  1,079,477
------------------------------------------------------------------------------
  Operating income                 44,550     85,466        219,119    248,434

OTHER INCOME (DEDUCTIONS):
Investment income                   4,535        143          6,631        489
Interest expense                     (909)    (4,424)        (4,506)   (13,026)
Equity in losses
 of associated companies           (4,123)    (4,544)       (13,628)   (22,031)
Gain on disposition of
  businesses and investments                                 15,390      6,179
Other, net                           (263)       298         (1,181)       215
------------------------------------------------------------------------------
Income before income taxes         43,790     76,939        221,825    220,260
Income taxes                       17,931     31,160         91,618     92,223
------------------------------------------------------------------------------
Net income                       $ 25,859   $ 45,779      $ 130,207  $ 128,037
==============================================================================
PER SHARE:
Net income per share:
   - Basic                           $.28       $.48          $1.36      $1.34
   - Diluted                          .27        .47           1.34       1.32
Weighted-average shares outstanding:
   - Basic                         93,928     96,124         95,825     95,836
   - Diluted                       95,113     97,060         97,125     96,821
==============================================================================
* Pro forma statements of income exclude Telerate results of operations and the loss on its sale.  Dow Jones completed the sale of Telerate on May 29,
1998.

The following tables have been presented for informational purposes only.

                         EBITDA RETURN ON NET ASSETS
                               (in thousands)

                            September        December       December
Net Assets: (1)                1998            1997           1996
----------                     ----            ----           ----
Print publishing             $246,698      $  202,848     $  146,938
Electronic publishing         125,219          92,498         90,544
Community newspapers (2)      188,624         189,052        193,511
                              -------       ---------      ---------
   Segment net assets         560,541         484,398        430,993

Cash and investments (3)      430,933         218,824        275,240
Divested/Joint Ventured
 operations (4)                   -           544,117      1,452,193
                              -------       ---------      ---------
Consolidated                 $991,474      $1,247,339     $2,158,426
                              =======       =========      =========

                          Nine Months   Nine Months
EBITDA:                       1998          1997         1997         1996
------                        ----          ----         ----         ----
Print publishing            $191,718     $211,107     $303,837     $225,328
Electronic publishing         74,551       79,415      101,285       81,167
Community newspapers          54,595       48,639       67,138       59,645
Corporate expenses           (17,867)     (14,750)     (18,189)     (22,052)
                             -------      -------      -------      -------
   Segment EBITDA            302,997      324,411      454,071      344,088

Divested/Joint Ventured
 operations                   20,671       58,507       55,952      210,648
                             -------      -------      -------      -------
Consolidated EBITDA         $323,668     $382,918     $510,023     $554,736
                             =======      =======      =======      =======

Pretax (EBITDA) Return     Nine Months  Nine Months
 on Net Assets (RONA): (5)      1998        1997 (6)     1997         1996
----------------------         -----        ----         ----         ----
Print publishing                77.7%      120.7%       149.8%       153.3%
Electronic publishing (7)       59.5%       86.8%       109.5%        89.6%
Community newspapers            28.9%       25.4%        35.5%        30.8%

   All Segments                 54.1%       70.9%        93.7%        79.8%

(1) Net assets are computed as total assets net of current liabilities.
(2) Net assets for community newspapers, relative to print publishing and electronic publishing, reflect higher excess of cost over net assets acquired (goodwill). Also, community newspapers relative to print publishing includes a lower amount of unearned subscription revenue, which is categorized as a current liability.
(3) Cash and investments are excluded from segment level net assets because income or losses from these assets are not reported as part of operating income.
(4) Divested/Joint Ventured operations include Telerate, European Business News, IDD Enterprises' print business and American Demographics, Inc.

(5) The annualization of nine-month returns is not indicative of twelve-month returns.
(6) An average of the net assets as of December 31, 1997 and 1996 was used to determine return on net assets for the first nine months of 1997.
(7) Electronic publishing return on net assets in 1997 includes one-time index licensing fees.





                             REVENUES BY SEGMENT*
                                  1997-1988
                                (in thousands)

                         Print          Electronic           Community
Year                Publishing          Publishing          Newspapers
----                ----------          ----------          ----------
1997                $1,143,395           $363,232             $300,611
1996                 1,044,261            312,561              287,511
1995                   902,312            287,983              272,901
1994                   857,398            240,762              252,168
1993                   820,893            212,164              244,591
1992                   769,506            187,572              234,730
1991                   732,010            181,366              227,114
1990                   745,049            180,922              234,704
1989                   749,231            177,635              238,605
1988                   754,312            173,197              231,744

* Excludes divested operations.

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



                                              DOW JONES & COMPANY, INC.
                                              -------------------------
                                                    (Registrant)



Date:  November 5, 1998                    By   /s/ Thomas G. Hetzel
                                               ------------------------
                                                    Thomas G. Hetzel
                                        Vice President/Finance and Comptroller
                                               (Chief Accounting Officer)