Form 10-K
period 1998-12-31
DOW JONES & CO INC
filed 1999-03-23
CIK 29924

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

             (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   YES   X   NO
	       ---     ---
Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of common stock held by non-affiliates of the registrant at January 29, 1999 was approximately $2,173,000,000.

The number of shares outstanding of each of the registrant's classes of common stock on January 29, 1999: 71,133,233 shares of Common Stock and
20,864,394 shares of Class B Common Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for 1999 Annual Meeting of Stockholders dated March 22, 1999: Part III.

PART I.
ITEM 1.  Business.


Dow Jones & Company, Inc. (the company) is a global provider of business news and information. Its operations are divided into three operating segments: print publishing, electronic publishing and general-interest community newspapers. Financial information about operating segments and geographic areas is incorporated by reference to Note 16 to the Financial Statements on pages 50 to 53 of this report.

At December 31, 1998, the company employed 8,253 full-time employees. The company's principal executive offices are located at 200 Liberty Street, New York, New York, 10281.

On May 29, 1998, the company sold its former subsidiary, Telerate, to Bridge Information Systems, Inc. As discussed further in Management's Discussion and Analysis results in 1998 and 1997 included significant charges relating to Telerate. Additionally, the company's results of operations since the end of 1996 were negatively affected by a sharp fall-off in Telerate results of operations.

As discussed further in Management's Discussion and Analysis, in 1998 the company formulated a three-year plan covering the 1999-2001 period with the objective of growing earnings per share and increasing margins. The company also restructured certain business units resulting in staff reduction and occupancy-related charges. Also in 1998, the company incurred charges for the write-down of certain technology, principally related to a print publishing news-editing system.

In addition to divesting Telerate in 1998, the company disposed of certain noncore investments including its share of WBIS+ TV and Mediatex Communication Corp, as well as a portion of its holdings in OptiMark Technologies, Inc.


Print publishing
----------------

The print publishing segment contains the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations. (Results of the company's international television ventures are included in Equity in Losses of Associated Companies.)

Dow Jones' flagship publication, The Wall Street Journal, is the country's largest daily newspaper with average circulation for 1998 of 1,773,000. The Wall Street Journal is edited in New York City at the company's executive offices. The Journal's three major regional editions are printed at 17 plants located across the United States. The Wall Street Journal offers advertisers the opportunity to focus their messages through 18 localized editions and the option of advertising in full color.

In 1998, the company launched a $232 million three-year program to expand color and page capacity for The Wall Street Journal. This project will expand the Journal's page capacity from 80 pages to 96 pages and color page capacity from eight pages to 24 pages and offers advertisers added flexibility with regard to the positioning of color advertising throughout the paper.

Since 1993, the Journal has been expanding its regional coverage of business and economic trends to select regions of the United States. In 1998, the Journal began publishing The Wall Street Journal/Northwest, adding to its already specialized regional coverage in Texas, Florida, California, the Southeast and the New England markets. These Journal editions appear every

Wednesday as four news and advertising pages in copies of The Wall Street Journal distributed in their respective markets.

The Journal also provides weekend-oriented coverage every Friday via a fourth section "Weekend Journal", which was launched in 1998. Weekend Journal includes expanded personal-finance coverage as well as pages devoted to travel, wines, sports, residential real estate and the arts. The Journal also publishes at various times of the year special reports on topics such as technology, personal finance and executive compensation, as well as demographically targeted editions devoted to subjects of retirement and small business.

Production of the paper employs satellite transmission of page images to the outlying plants and other technologies designed to speed the delivery of editorial material to the presses and to reduce the steps taken in the printing process. The Wall Street Journal is delivered principally in two ways: by second-class postal service and through the company's National Delivery Service, Inc. subsidiary. In 1998, the National Delivery Service on average delivered about 1.1 million of the Journal's subscription copies each publishing day. This system provides delivery earlier and more reliably than the Postal Service. Approximately 200,000 copies of the Journal are sold each business day at newsstands.

The Wall Street Journal Europe is headquartered in Brussels and printed in Belgium, Switzerland, England and Germany. It is available on the day of publication in continental Europe, the United Kingdom, the Middle East and North Africa. The newspaper had average circulation in 1998 of 68,000. In February 1998, the Journal Europe introduced an edition tailored especially for the United Kingdom market.

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

The Asian Wall Street Journal is headquartered and printed in Hong Kong and is transmitted by satellite to additional printing sites in Singapore, Japan, Thailand, Malaysia, Korea, Taiwan and beginning in 1998 to printing sites in the Philippines and Indonesia. The Asian Wall Street Journal had average circulation of 60,000 in 1998.

All three print editions of the Journal draw on the resources of The Wall Street Journal's worldwide news staff. The Asian Journal provides the foundation for the company's Asian Wall Street Journal Weekly Edition, which is published in New York for North American readers with interests in Asia.

The company began expanding its readership of Wall Street Journal news content by introducing The Wall Street Journal Americas in 1994 to Central and South America. Since then the company has broadened its delivery of Wall Street Journal news content to other parts of the world. These Special Editions are part of 30 newspapers in 26 countries. They are published in 10 different languages and serve a combined circulation in excess of four million.

Barron's, the Dow Jones Business and Financial Weekly, is a magazine that specializes in reporting and commentary on financial markets. The weekend magazine, which had average circulation of 296,000 in 1998, uses some of the facilities employed in the production of the domestic Wall Street Journal.

Barron's is edited in New York City and is delivered by second-class postal service and through National Delivery Service. About 125,000 copies are sold at newsstands weekly.

Other business publications include the Far Eastern Economic Review, Asia's leading English-language business newsweekly; the National Business Employment Weekly (NBEW), which contains career-related news features, job-related ads from the Journal's regional editions and NBEW-specific advertising; and The Wall Street Journal Classroom Edition, which is published nine times during the school year and is used in more than 3,900 middle-school and high-school classrooms throughout the United States.

In early 1995 the company purchased Charter Financial Publishing Corp. of Shrewsbury, New Jersey. Renamed Dow Jones Financial Publishing, the unit is publisher of Dow Jones Investment Advisor and Dow Jones Asset Management magazines and the Realty Stock Review.

SmartMoney, The Wall Street Journal Magazine of Personal Business, is published jointly with Hearst Corp. SmartMoney increased its advertising rate base to 725,000 copies effective with its January 1999 issue.

Also included in this segment is the domestic portion of the company's television group. As a result of the global business television alliance with NBC, the company's domestic operations provide business news programming to CNBC as part of a multiyear license agreement. The company's overseas television ventures, which were merged with CNBC's overseas operations into equally-owned operations in Europe and Asia, are included as part of Equity in Associated Companies. In early 1998, NBC and Dow Jones relaunched their business information channels in Europe and Asia as CNBC, a service of NBC and Dow Jones. The new overseas services reach in total nearly 38 million households on a full-time basis and over 55 million households on a part-time basis.

Additionally as part of the television alliance with NBC, Dow Jones joined Microsoft Corp. and NBC in certain interactive initiatives, including supplying highlights of The Wall Street Journal Interactive Edition to the MSNBC internet site, and an ownership interest in MSNBC Business Video in the United States, renamed CNBC/Dow Jones Business Video. This service provides live and archived audio and video business and financial news events via the Internet's World Wide Web. In January 1997, the company discontinued its business video service, the Dow Jones Investor Network.



Electronic publishing
---------------------

Electronic publishing includes the operations of Dow Jones Newswires, Dow Jones Interactive Publishing and Dow Jones Indexes.

Dow Jones Newswires is a global publisher of real-time business and financial news. Its various wires are displayed on approximately 290,000 terminals worldwide, providing users with real-time information on equities, fixed income, foreign exchange, commodities and energy. Dow Jones Newswires has a dedicated staff of over 750 business and financial journalists in addition to drawing on the resources of the global Journal and the Associated Press.

In 1998, in conjunction with the sale of Telerate, the company entered into a non-exclusive long-term agreement with Bridge Information Systems, Inc. to distribute the company's newswires over Bridge terminals. Also in 1998, the company entered into agreements with Reuters Group PLC and Bloomberg L.P. to market Dow Jones Newswires worldwide as an optional service to the roughly 550,000 users of their terminals. Prior to the sale of the company's Telerate subsidiary, essentially all of the international distribution of Dow Jones Newswires' products was handled exclusively by Telerate.


Dow Jones News Service, a 24-hour service, is North America's pre-eminent supplier of business and financial news to subscribers at brokerage firms, banks, investment companies and other businesses. Capital Markets Report is the company's newswire that covers fixed income and financial futures markets around the world.

The Dow Jones Newswires, produced outside the United States in partnership with the Associated Press (AP), provide international economic, business and financial news to subscribers in 65 countries. In addition to two broad international newswires, the company and AP offer specialized wires dedicated to the coverage of European and Asian equities, banking and the markets in foreign exchange. Also other newswires provided in partnership with the AP include the World Equities Report newswire, which serves domestic institutions investing in international markets.

The company's agreement with the AP, which began in 1967, was restructured effective January 1, 1998. As part of the agreement the company obtained sole sales, marketing and product development control of the joint AP/Dow Jones overseas newswires, while the Associated Press gained a royalty stream through 2004. In 1998 and through the end of the contract period, Dow Jones will record 100% of revenues and expenses for these newswires. Prior to 1998, the company recorded its 50% share of both revenues and expenses from the joint newswires.

The Dow Jones Asian Equities Report, launched in 1994, covers 15 Asian-Pacific stock markets and news of the companies traded on them. Headquartered in Singapore, the service draws on the staffs of the Dow Jones Newswires, The Asian Wall Street Journal and Far Eastern Economic Review, as well as its own editors and reporters.

Washington-based Federal Filings publishes newswires, newsletters and investment research based on its coverage of federal regulatory agencies, Capitol Hill and bankruptcy courts nationwide. Federal Filings' products include Federal Filings Business News, a real-time newswire covering SEC filings; Daily Bankruptcy Review, a compendium of large bankruptcy filings throughout the U.S.; and 13F Advance, which analyzes the equity portfolio changes of prominent money managers. In late 1998, a portion of Federal Filings' business (EDGAR Direct) was sold to Primark Corp.'s Disclosure Inc. unit.

Dow Jones Interactive Publishing is recognized as one of the nation's leading publishers of electronic business and financial news and information to financial professionals, private investors, corporate executives and managers, as well as to information specialists in corporate libraries. This group's principal products include Dow Jones Interactive and The Wall Street Journal Interactive Edition.

Dow Jones Interactive is available over the Internet or through Windows or Macintosh software interfaces. In 1999, the company plans to migrate all users from its proprietary retrieval system to the Web version, except certain high-volume users such as librarians. Dow Jones Interactive provides current-awareness news and on-line research to end-users at corporate desktops as well as the traditional market of information professionals. By focusing on Web-delivery of its content, Dow Jones Interactive finished 1998 with over 600,000 users.

Dow Jones Interactive provides its users with a vast news library of over 6,000 publications, including the full-text archive of The Wall Street Journal and Dow Jones Newswires and roughly 1,500 non-U.S. sources. Additionally, Dow Jones Interactive provides access to all of the 50 largest U.S. newspapers, as well as the leading business magazines. World Reporter, an online news database launched in 1997 in conjunction with the Financial Times and Dialog Corp., is available through Dow Jones Interactive and provides local and regional coverage from multiple sources around the world. Dow Jones Interactive Publishing has an alliance with Thomson Corp., in which Thomson's WESTLAW is the exclusive computer-assisted legal research service to offer integrated access to Dow Jones Interactive.

The Wall Street Journal Interactive Edition was introduced in April 1996 on the Internet. The Interactive Journal offers continuously updated news and market information from The Wall Street Journal's global editions and Dow Jones Newswires, supplemental information and access to Dow Jones Interactive's Publications Library. The Interactive Journal began charging subscribers in the latter part of 1996. At the end of 1998, this edition had about 266,000 subscribers.

Also included in Dow Jones Interactive Publishing are Dow Jones' radio products --"The Wall Street Journal Report" on AM stations and "The Dow Jones Report" on FM stations. Together these programs are approximately carried on about 160 stations and reach roughly 80% of the United States.

The Dow Jones Indexes group develops, maintains and markets Dow Jones' various index products. In 1997, the company began licensing the Dow Jones Industrial Average as well as other indexes as the basis for the trading of options, futures, unit trusts, annuities, mutual funds and specialized structured products. In 1998, Dow Jones and the leading exchanges of France, Germany and Switzerland entered into a joint venture, named STOXX Ltd. The venture launched a series of indexes that tracks the performance of certain European equities, including broad-based measures as well as gauging the market performance of countries that have joined the European Economic and Monetary Union.


Community Newspapers
--------------------

Community newspapers published at year-end 1998 by Ottaway Newspapers, Inc., a wholly-owned subsidiary, include 19 general-interest dailies in California, Connecticut, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, New Hampshire, New York, Oregon and Pennsylvania. Average circulation of the dailies during 1998 was approximately 568,000; Sunday circulation for 14 newspapers was approximately 538,000. Community newspapers also publishes 15 weekly publications, including four publications acquired in early 1998. The principal administrative office of Ottaway Newspapers is in Campbell Hall, New York. The primary delivery method for the newspapers is private delivery.

In 1998, Ottaway Newspapers implemented a three-year plan to increase its profit margins. An initial step in that process was its voluntary separation program, which reduced its workforce by about 10%.

Other
-----

Dow Jones' investments include a minority interest in United States Satellite Broadcasting Company, Inc. (USSB), a provider of direct satellite programming; Nation Multimedia Group Public Co., Ltd., a Bangkok, Thailand, publisher of English and Thai-language magazines and newspapers; AmericaEconomia, a Spanish and Portugese language business magazine in South America; VWD-Vereinigte Wirtschaftsdienste GmbH, a German news agency specializing in business and economic news and information; HB-Dow Jones S.A., a part-owner of a publishing company in the Czech Republic; OptiMark Technologies, Inc, a developer of trading systems for equities; and a newsprint mill in Canada.

Other investments of the company also include $150 million of 5 year, convertible, 4% preferred stock of Bridge Information Systems, Inc.

In December 1998, Hughes Electronics Corp., a unit of General Motors Corp., agreed to acquire USSB. The purchase, which is subject to regulatory approval, entitles shareholders of USSB consideration of .3775 shares of General Motors Class H stock (GMH) or its cash equivalent. The actual purchase price will be based on the weighted-average price of GMH shares during a 20-day period ending two days prior to closing.


Raw Materials
-------------

The primary raw material used by the company is newsprint. In 1998 approximately 278,000 metric tons were consumed. Newsprint was purchased principally from 14 suppliers. The company is a limited partner in F.F. Soucy, Inc. & Partners, L.P., Riviere du Loup, Quebec, Canada. F.F. Soucy furnished 14.5% of total newsprint requirements in 1998. The company has signed long-term contracts with certain newsprint suppliers, including F.F. Soucy, for a substantial portion of its annual newsprint requirements. For many years the available sources of newsprint have been adequate to supply the company's needs.


Research and Development
------------------------

Research and development expenses were $60,988,000 in 1998, $116,420,000 in 1997 and $73,974,000 in 1996. Excluding Telerate operations, R&D expenses totaled $32,029,000 in 1998, $31,887,000 in 1997 and $27,362,000 in 1996.


Competition
-----------

The print publications of the company are highly competitive. In its various news publishing activities, Dow Jones competes with a wide spectrum of other information media. All metropolitan general interest newspapers and many small city or suburban papers carry business and financial pages or sections, including securities quotations, as do many Internet-based publications and services. In addition, specialized magazines in the business and financial field, as well as general news magazines, publish substantial amounts of business-related material. Nearly all these publications seek to sell advertising space and much of this effort is directly or indirectly competitive with Dow Jones' publications. The Journal also competes for advertising with non-business publications, such as technology magazines, offering audiences of similar demographic quality. In addition,the Journal and the company's other business publications also compete with television and radio for advertisers.

The company's newswires compete with other global financial newswires including Reuters Holdings PLC, Bloomberg L.P. and Bridge Information Systems, Inc. as well as McGraw-Hill, Inc. The company's newswires maintain a stronger market position in North America than internationally. In 1998 in order to expand its market presence, especially internationally, the company entered into agreements with Reuters, Bloomberg and Bridge to distribute the company's newswires over their terminals.

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

Dow Jones' index-licensing business competes with various organizations that develop and license indexes, including the Standard & Poors unit of McGraw-Hill, Inc., Financial Times, and Morgan Stanley/Capital International. Dow Jones competes with these organizations in developing benchmarks of equity market performance to which investable products may be linked.

All of the community newspapers operating under Ottaway Newspapers, Inc. compete with metropolitan general interest newspapers, and most compete with other newspapers, local radio and television available in their respective sales areas.

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

Other facilities owned in fee with a total of approximately 870,000 square feet house news, sales, administrative, technology and operations staff. These facilities are located in South Brunswick, New Jersey, and Chicopee Falls, Massachusetts. Additionally, the company is near completion of an additional 450,000 square foot building at its South Brunswick, New Jersey location. The company plans to sublet some of this space upon completion.

Dow Jones occupies two major leased facilities in New York City, including 320,000 square feet at the World Financial Center, which primarily houses editorial and executive staff, and 89,000 square feet at a separate location for advertising sales staff. Results in 1998 included a charge relating to the reduction of roughly 80,000 square feet of leased space at the World Financial Center. The company also leases other business and editorial offices in numerous locations around the world, including 50,000 square feet in two locations in Hong Kong.

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

The company believes that its current facilities are suitable and adequate, well maintained and in good condition. Older facilities have been modernized and expanded to meet present and anticipated needs. It is estimated that between 72% and 96% of the capacity of the company's existing production facilities is being utilized.


Item 3.  Legal Proceedings

    	    Not applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Executive Officers of the Registrant
------------------------------------

Each executive officer is elected annually to serve at the pleasure of the Board of Directors.

All executive officers named below, with the exception of Mr. Bailey, have been employed by the company for more than five years.

Peter R. Kann, age 56, Chairman of the Board since July 1991, Chief Executive Officer since January 1991 and Publisher of The Wall Street Journal since January 1989, served as President from July 1989 to July 1991 and Chief Operating Officer from July 1989 to December 1990, Executive Vice President from 1985 to 1989 and Associate Publisher of The Wall Street Journal from 1979 to 1988.

Kenneth L. Burenga, age 54, retired from the company at the end of 1998. Mr. Burenga served as President of the company and President of The Wall Street Journal since July 1991, Chief Operating Officer since January 1991 and Chief Executive Officer of Telerate since July 1996, served as Executive Vice President from January 1991 to July 1991 and Senior Vice President from 1986 thru 1990, and General Manager from January 1989 thru December 1990, as Chief Financial and Administrative Officer from 1986 to 1988 and Vice President/Circulation of The Wall Street Journal from 1980 to 1986.

Jerome H. Bailey, age 46, joined the company in April 1998 as Senior Vice President and Chief Financial Officer, and in October 1998 was promoted to Executive Vice President and Chief Financial Officer. Prior to joining Dow Jones, Mr. Bailey was Chief Financial Officer for Salomon, Inc and Salomon Brothers from 1993 until Salomon was acquired by Travelers Group, Inc. in 1997.

Peter G. Skinner, age 54, Executive Vice President since October 1998 and General Counsel and Secretary since 1985, Senior Vice President from November 1989 to October 1998, President, Television from January 1995 to December 1997, served as Vice President from 1985 to November 1989.

James H. Ottaway Jr., age 61, Senior Vice President since 1986, President of Magazines since February 1988, Chairman of Ottaway Newspapers, Inc. since 1979, served as President of the International Group from February 1988 to January 1995, as Vice President/Community Newspapers from 1980 to 1985 and as President of Ottaway Newspapers, Inc. from 1970 to 1985 and its Chief Executive from 1976 to January 1989.

L. Gordon Crovitz, age 40, Senior Vice President/Electronic Publishing since October 1998, Vice President/Planning and Development from November 1997 to October 1998. Managing Director for Telerate's Asia/Pacific operation from September 1996 to November 1997. Editor and Publisher of Review Publishing Company from July 1993 to September 1996.

Thomas G. Hetzel, age 43, Vice President of Finance since July 1998, Comptroller from October 1993 to December 1998, served as Associate Comptroller from 1992 to 1993 and Assistant Comptroller from 1988 to 1992.

Lawrence K. Kinsella, age 42, Comptroller since December 1998, served as Associate Comptroller from October 1993 to December 1998, and Controller of Telerate from 1990 to May 1998.

PART II.
ITEM 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

The company's common stock is listed on the New York Stock Exchange. The class B common stock is not traded. The approximate number of stockholders of record as of January 29, 1999, was 11,750 for common stock and 4,380 for class B common stock. The company paid $.96 per share in dividends in 1998 and in 1997.

==================================================================================
                  Market Price 1998                        Market Price 1997
                  -----------------                        -----------------
Quarters                            Dividends                            Dividends
Ended                High      Low  Paid 1998             High       Low Paid 1997
----------------------------------------------------------------------------------
March 31         $56 3/16  $48 3/4       $.24          $46 1/8   $33 3/8      $.24
June 30           56        45 7/8        .24           42 1/4    37 5/8       .24
September 30      59        46 1/2        .24           50 3/8    40 1/16      .24
December 31       50 5/16   41 9/16       .24           55 7/8    42 13/16     .24
==================================================================================

ITEM 6.  Selected Financial Data.

See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that affect the comparability of the information reflected in this table.

The following table shows selected financial data for the most recent five years:
================================================================================
(in thousands except
 per share amounts)        1998        1997        1996        1995         1994
--------------------------------------------------------------------------------
Revenues             $2,158,106  $2,572,518  $2,481,592  $2,283,761   $2,090,977

Income (loss)
  before
  cumulative
  effect of
  accounting
  changes                $8,362   $(802,132)   $189,969    $189,572     $181,180

Net income (loss)        $8,362   $(802,132)   $189,969    $189,572     $178,173
--------------------------------------------------------------------------------
Per share amounts:
Basic:
Income (loss) before
  cumulative effect
  of accounting
  changes                  $.09      $(8.36)      $1.96       $1.96        $1.83
Net income (loss)          $.09      $(8.36)      $1.96       $1.96        $1.80

Diluted:
Income (loss) before
  cumulative effect
  of accounting
  changes                  $.09      $(8.36)      $1.95       $1.94        $1.82
Net income (loss)          $.09      $(8.36)      $1.95       $1.94        $1.79

Dividends                  $.96      $  .96       $ .96       $ .92        $ .84
--------------------------------------------------------------------------------
Total assets         $1,491,322  $1,919,734  $2,759,631  $2,598,700   $2,445,766
Long-term debt,
  including
  current portion      $149,889    $234,124    $337,618    $259,253     $300,870
================================================================================

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated net income in 1998 was $8.4 million, or $.09 per diluted share, compared with a net loss of $802.1 million, or $8.36 per diluted share, a year ago. Consolidated results in 1998 and 1997 included significant charges relating to Telerate (formerly, Dow Jones Markets), a former subsidiary of the company. On May 29, 1998, the company completed the sale of Telerate to Bridge Information Systems, Inc. As a result, the company recorded a loss on its sale of $150.3 million ($123 million after taxes). Results in 1997 included Telerate restructuring charges of $979.5 million ($922.5 after taxes), of which about 97% was attributable to an impairment in Telerate's carrying value with the remaining portion mainly attributed to severance costs. In addition to these charges, Telerate net losses from operations lowered consolidated results by $23.3 million in 1998 and $67 million in 1997. In 1996, Telerate contributed net income of $55.5 million to consolidated earnings.

The disposition of Telerate in 1998 as well as other special charges/gains have had a significant impact on the comparability of the company's financial statements. Excluding these items, 1998 net income was $185 million, or $1.92 per diluted share, in line with net income of $185.7 million, or $1.92 per diluted share, a year earlier. A reduction in television losses, improvements at Dow Jones Interactive Publishing and community newspapers and a positive swing to net interest income were offset by a decline in profits of U.S. and international print publications.

For the purpose of assisting the reader with comparability, the company has presented the table on the following page which reconciles reported results to income excluding these special items for 1998, 1997 and 1996. The term "special items" as used within the remainder of management's discussion and analysis refers to those items within the table.

                                     PAGE 14

                                   1998                    1997                      1996
(in millions, except          Income                Income/(Loss)                   Income
  per share amounts)    Operating   Net    EPS*   Operating    Net     EPS*   Operating   Net    EPS*
                        ---------   ---    ---    ---------    ---     ---    ---------   ---    ---

Reported                  $218.6  $  8.4  $ .09   $ (742.0) $(802.1) $(8.36)   $337.0   $190.0  $1.95

Adjusted to remove:
Telerate (loss) income     (33.2) (146.3) (1.51)  (1,064.4)  (989.5) (10.29)    105.3     55.5    .57

Included in
 operating income:

One-time index fees,
 net of expenses                                      26.5     15.6     .15

Divested operations **                               (18.3)   (12.0)   (.13)    (36.8)   (18.8)  (.19)

Restructuring charges:
Employee severance         (38.8)  (22.9)  (.24)
Real estate
 lease terminations        (20.0)  (12.2)  (.13)
Technology related         (17.3)  (10.3)  (.11)
Television                                            (4.7)    (2.8)   (.03)
IDD Enterprises                                      (17.1)   (11.1)   (.11)

Included in
 non-operating
 income:

International
 TV restructuring                   (4.2)  (.05)              (19.3)   (.20)

Investment gains:
OptiMark                             8.2    .09
EDGAR Direct                         1.0    .01
WBIS+                                7.4    .08
Mediatex                             2.7    .03
Bear Island                                                    27.7     .29
American Demographics                                           3.6     .04
Press-Enterprise                                                                           8.8    .09

Income excluding
 special items            $327.9  $185.0  $1.92     $336.0   $185.7   $1.92    $268.5   $144.5  $1.48

*  Diluted
** Divested operations include European Business News, Dow Jones Investor Network, American
   Demographics, Inc. and IDD Enterprises' print publishing unit.

The restructuring charge in 1998 included staff reduction and occupancy-related charges of $58.8 million ($38.8 million and $20 million, respectively). As part of an effort to grow earnings per share and improve the company's margins, Dow Jones offered two voluntary retirement plans and closed certain operations resulting in severance and other costs. In total, approximately
520 employees throughout the company received severance. Also, as a result of reduced occupancy requirements post-Telerate, the company agreed to give back about 20% of the leased space at its New York headquarters. Annual savings as a result of these actions are expected to be approximately $15 million pretax.

The $17.3 million technology charge primarily related to the write-off of certain modules of the company's U.S. news-editing technology system, the Global News Management System (GNMS). The company started to build the GNMS system in 1993 at a time when off-the-shelf external vendor solutions were not available. The system was intended to provide state-of-the-art electronic news writing and editing to support the company's print publishing operations. While GNMS added some increased functionality to the news staff's desktops, the system that was built was too complicated to effectively prepare the pages for printing. The company decided it was more cost beneficial to invest in a new pagination system using current off-the-shelf technology rather than to invest additional resources in fixing the GNMS system. In December 1998, after repeated systems instability, the decision was made to resume using prior in-place news-editing systems as an interim measure until a new pagination system can be selected and installed. The majority of the news editing and composing staffs migrated off the GNMS system in December to the prior news-editing systems. The remaining staff will be transferred by June 30, 1999. The company expects the new pagination system to be implemented over the next two years. The write-off will not lead to a reduction in annual depreciation expense. The depreciation charge for the GNMS modules still in use will be approximately the same as the full GNMS depreciation charge in 1998, as their useful lives have been shortened.

In addition to the charge to operating expenses, the company recorded a charge of $6.5 million ($4.2 million after taxes) to Equity in Losses of Associated Companies for additional costs related to redundant international television satellite leases as a result of establishing joint ventures with CNBC in 1997.

Reported operating income was $218.6 million in 1998, compared with an operating loss of $742 million in 1997. Excluding special items, 1998 operating income slipped 2.4%, to $327.9 million. EBITDA (defined here as operating income excluding depreciation and amortization and noncash write-downs) was $381.8 million in 1998, $481.1 million in 1997 and $554.7 million in 1996. Excluding other restructuring charges and divested operations as well, EBITDA was $416.5 million in 1998 versus $454.1 million in 1997 and $344.1 million in 1996. Revenues, excluding special items, of $1.87 billion increased 5.4% over comparable revenues in 1997. The revenue increase was largely driven by electronic publishing operations. Excluding special items, expenses rose $104 million, or 7.2%, primarily as a result of increased employee salaries and benefits and higher newsprint costs. Newsprint expense was up $10.7 million, or 7%, from 1997, with 60% of the increase due to an increase in average prices and 40% the result of higher consumption.

The reported net loss in 1997 was $802.1 million, or $8.36 per diluted share, significantly worse than reported earnings of $190 million, or $1.95 per diluted share, in 1996. Earnings in 1996 included a net gain of $8.8 million from the sale of the company's interest in Press-Enterprise Company. Excluding Telerate, 1997 restructuring charges, one-time index licensing fees and gains from asset sales, net income in 1997 was up 38% from 1996, largely the result of strong operating gains by the print publishing and community newspapers segments.

Restructuring costs in 1997, exclusive of Telerate, totaled $51.5 million consisting of a $21.8 million charge to operations relating to restructuring IDD Enterprises ($17.1 million) and U.S. television operations ($4.7 million), and a $29.7 million charge to Equity in Losses of Associated Companies for international television ventures. The IDD charge mainly reflected the write-down of goodwill, while the $29.7 million charge related to operating lease redundancies resulting from the merger of the company's international television operations with CNBC. In December 1997, the company and National Broadcasting Company (NBC) agreed to a worldwide business television alliance. As part of the agreement, the company and CNBC's overseas television operations merged, resulting in equally-owned ventures in Europe and Asia. In the U.S., Dow Jones entered into a multiyear license agreement to supply business news programming to CNBC.

The 1997 reported operating loss was $742 million, compared with operating income of $337 million in 1996. Reported revenues in 1997 grew $90.9 million, or 3.7%, to $2.57 billion, as higher advertising revenue from The Wall Street Journal and one-time index licensing revenue were tempered by an 8.7% decline in Telerate revenue. Wall Street Journal linage was up 13.4% in 1997, which followed a 13.9% increase in 1996. Excluding Telerate and the index licensing fees, revenues were up 7.9%. Expenses, excluding restructuring costs, increased $168.6 million, or 7.9%, largely the result of Telerate and advertising-volume related costs. Excluding Telerate and restructuring charges, expenses were up 3.5%.


SEGMENT DATA

A summary of the results of operations for each of the company's principal business segments as well as additional financial data is displayed in Note 16 to the financial statements.

In 1998's second quarter, the company re-aligned its operating segments. The company's business and financial news and information operations are reported in the following two segments: print publishing and electronic publishing.
The results of the company's Ottaway Newspapers subsidiary, which publishes 19 daily newspapers and 15 weekly newspapers in communities throughout the U.S., are reported in the community newspapers segment.

Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations. (Results of the company's international television ventures are included in Equity in Losses of Associated Companies.) Print publishing accounted for approximately 62% of 1998 continuing revenues. Approximately 10% of print publishing revenues are earned by international publications. Revenues, particularly advertising, for the print publications are historically seasonal with the fourth quarter typically being the strongest in terms of total volume followed by the second, the first and the third quarters. Within the print publishing segment, "U.S." revenue figures refer to all revenues, from whatever geographic source, for publications headquartered in the United States, while "International" revenue figures refer to all revenues, from whatever geographic source, for publications headquartered outside the United States.

Electronic publishing includes the operations of Dow Jones Newswires, Dow Jones Interactive Publishing and Dow Jones Indexes. Electronic publishing comprised 21% of 1998 continuing revenues, while the community newspapers segment accounted for the remaining 17% of 1998 continuing revenues.

Divested/joint ventured operations include Telerate and print and television operations, comprising European Business News, Dow Jones Investor Network, American Demographics, Inc. and IDD Enterprises' print publishing unit.

PRINT PUBLISHING

Operating income of $173.6 million in 1998 for the print publishing segment declined $73.6 million, or 29.8%, from 1997. Excluding restructuring charges of $49.9 million in 1998 and $4.7 million in 1997, print publishing operating income decreased $28.4 million, or 11.3%. This decline followed an increase in operating profits in 1997, relative to 1996, of 34.4%, or 37% excluding 1997 restructuring charges. Operating income in 1997 benefited from double-digit advertising volume gains at The Wall Street Journal coupled with lower newsprint prices, while 1998 reflected a decline of 1.1% in Journal advertising volume and a modest increase in average newsprint prices. This segment's EBITDA, which excludes restructuring costs, slipped to $272 million from $303.8 million a year earlier, but exceeded 1996's EBITDA of $225.3 million. The EBITDA margins were as follows: 23.4% in 1998, 26.6% in 1997 and 21.6% in 1996.

Print publishing 1998 revenues of $1.16 billion edged up $18.5 million, or 1.6%, from 1997 as modest advertising rate increases, advertising volume gains at The Wall Street Journal Europe and a rise in U.S. television revenue were somewhat restrained by declines in advertising volume in the U.S. and in Asia. Advertising revenue for U.S. publications of $729.9 million rose 1.4% from 1997, while circulation and other revenues in the U.S. rose 3.6%, to $319.3 million. International advertising revenue dropped 4.5%, to $67.8 million, reflecting a 10.5% drop in volume at The Asian Wall Street Journal tempered by a 9% rise in advertising volume for The Wall Street Journal Europe.

Wall Street Journal advertising linage ended 1998 down 1.1% from 1997 levels. Through the first half of 1998, total linage for the U.S. Journal was up 5.7%; however, the last half of 1998 experienced a sharp drop in financial advertising, which ranges from a quarter to a third of total Journal linage. Financial advertising, which includes advertising from investment and trading firms and other financial institutions as well as advertising for initial public offerings (IPO's), was off 8.4% for the third quarter and 32.8% for the fourth quarter, to end the year down 11.6% from 1997. This softness in financial advertising was largely the result of cost cutting by investment and commercial banks and low IPO levels. The company expects this softness to extend at least through the first half of 1999 due to tougher comparisons with the first half of 1998. General linage, which constituted 59% of total linage and includes advertising from the automotive and technology industries as well as corporate image advertising, rose 2.1% in 1998. Classified and other advertising, which comprised about 15% of Journal linage in 1998, advanced 8.9% from 1997 as a result of increased real estate advertising, partly via the Journal's Weekend section.

Circulation revenue for U.S. print publications was flat versus 1997, as volume declines were offset by 1998 benefiting from 1997 rate increases. Average circulation for the U.S. Wall Street Journal declined to 1,773,000 in 1998, from 1,802,000 in 1997. Barron's average circulation was flat with a year ago at 296,000. Circulation revenue in 1998 for international publications was level with 1997, as volume gains were offset by the impact of
foreign exchange.   Average circulation for the international editions of The
Wall Street Journal for 1998 was 128,000, combined, up 5.7% from 1997.

Print publishing 1998 expenses of $988.4 million climbed $92.2 million, or 10.3%, from 1997. Excluding restructuring costs, expenses rose $47 million, or 5.3%, due to higher employee compensation and an increase in newsprint costs. Newsprint expense was up 7.7%, reflecting an almost even split between average rate increases and higher consumption. At December 31, 1998, the number of full-time employees in the print publishing segment was down about 2% from its level at the end of 1997, largely reflecting the 1998 fourth quarter severance programs. However, the average staffing level in 1998 was 4.8% higher than in 1997.

Print publishing revenues in 1997 of $1.14 billion advanced $99.1 million, or 9.5%, from $1.04 billion in 1996. Advertising revenue of U.S. publications of $719.7 million jumped $98.3 million, or 15.8%, largely driven by an advertising linage gain of 13.4% at The Wall Street Journal. The linage gain by category was as follows: general was up 17% (57% of total), financial increased 6.4% (30% of total), and classified and other rose 13%. U.S. circulation and other revenue in 1997 was level with 1996 as gains from rate increases were offset by volume declines. Circulation for The Wall Street Journal in 1997 was down slightly from 1,807,000 in 1996.

International publications in 1997 had advertising revenue of $71 million, which was up $4.1 million, or 6.2%, reflecting gains in advertising linage of 10.7% for The Wall Street Journal Europe and 5.6% at The Asian Wall Street Journal. Circulation and other revenue in 1997 at the international publications slowed to $44.6 million, compared with $48.2 million in 1996, in part the result of a stronger U.S. dollar versus Asian currencies.

Total segment expenses in 1997 of $896.2 million increased $35.8 million, or 4.2% from 1996. Excluding restructuring charges, expenses rose 3.6%, as higher costs related to advertising volume and increased selling efforts were somewhat mitigated by lower newsprint prices. Newsprint expense was down about 6.5% in 1997, reflecting a 13% decline, on average, in prices and a 7% rise in tons consumed.


ELECTRONIC PUBLISHING

Electronic publishing's 1998 operating income of $56.1 million was down $5 million, or 8.2%, from 1997. Excluding the one-time index fees in 1997, and restructuring charges of $9.9 million in 1998 and $17.1 million in 1997, operating income in 1998 gained 27.6% from a year earlier. Operating income of $61.1 million in 1997 was 2.9% below 1996's level, or 17.9% lower compared with 1996 excluding special items. This segment's EBITDA was $88.4 million in 1998, $101.3 million in 1997 ($74.8 million excluding one-time index fees) and $81.2 million in 1996. The EBITDA margins were as follows: 22.5% in 1998, 27.9% in 1997 (22.5% excluding one-time index fees), and 26.0% in 1996.

Electronic publishing revenues in 1998 of $393.2 million increased $60.9 million, or 18.3%, from 1997 excluding the one-time fees. Segment expenses excluding special items were up 16.6% in 1998. Part of the increase in both segment revenues and expenses was due to a restructured agreement with the Associated Press (AP), which was extended through the end of 2004. As part of the agreement the company obtained sole control over sales, marketing and product development of the joint AP/Dow Jones overseas newswires, while the Associated Press gained a royalty stream through 2004. In 1998 and through the end of the contract period, Dow Jones will record 100% of revenues and expenses for these newswires. Prior to 1998, the company recorded its 50% share of both revenues and expenses from the joint newswires.

Revenues for Dow Jones Newswires and Dow Jones Indexes, combined, were up 7.3% in 1998. Excluding the effect of the restructured AP agreement, Dow Jones Newswires revenues rose 5.9% in 1998. As of the end of 1998, the number of terminals displaying Dow Jones Newswires totaled 290,000, up 12.8% from a year earlier. On October 10, 1998, the company entered into an agreement with Reuters Group PLC to market Dow Jones Newswires as an optional service to the users of Reuters terminals. Also in the third quarter, Dow Jones signed a similar agreement with Bloomberg L.P. to market Dow Jones Newswires to its users. In addition to Reuters and Bloomberg, Dow Jones Newswires is distributed over Bridge's terminals and other channels. Prior to the sale of the company's Telerate subsidiary, essentially all of the international distribution of Dow Jones Newswires' products was limited exclusively to Telerate terminals.

Dow Jones Indexes revenues including the one-time fees in 1997 fell in 1998, due to the tougher comparison. Revenues in 1998 and beyond are dependent on the volume of transactions of products based on the Dow Jones Indexes. At December 31, 1998, assets based on the Dow Jones Indexes were $19.9 billion compared with $8.4 billion in 1997.

Dow Jones Interactive Publishing, which includes the results of Dow Jones Interactive, The Wall Street Journal Interactive Edition and IDD Enterprises' electronic business unit (IDD), posted a revenue gain of 9.5%, to $174.4 million. (The revenue gain excluding IDD was 12.1%.) The revenue increase was driven by strong corporate enterprise sales for Dow Jones Interactive, and both subscription and advertising gains for The Wall Street Journal Interactive Edition. Dow Jones Interactive provides current-awareness news and on-line research to end-users at corporate desktops as well as the traditional market of information professionals. By focusing on Web-delivery of its content and on enterprise-wide sales, Dow Jones Interactive finished 1998 with over 600,000 users, up from 385,000 users at year-end 1997. The higher amount of users was largely attributable to an increase in users at corporate desktops. Average per-user revenues in the corporate desktop market are less than the average revenues in the information professional market. At the end of 1998, subscribers to the Interactive Journal totaled 266,000, up about 55% from a year ago. In November 1998, the annual subscription price for Wall Street Journal Interactive Edition subscribers who do not already subscribe to a print Journal was raised to $59 from $49. Subscriber renewal rates at the end of 1998 were about 80%.

Expenses for the segment rose 11.6%, to $337.1 million in 1998. Expenses in 1998 included a charge of $9.9 million for this segment's share of restructuring costs, while 1997 included a restructuring charge of $17.1 million, which principally reflected the write-down of goodwill in IDD. Excluding one-time items and the effect of the restructured AP agreement, expenses would have been up 7.6%, as a higher staffing level and increased selling expense outweighed savings from restructuring IDD Enterprises in the latter part of 1997. Full-time employee levels at December 31, 1998 were about 4% higher than the comparable 1997 level. On an average basis, the number of full-time employees was 7% higher than in 1997.

Electronic publishing revenues in 1997 of $363.2 million added $50.7 million, or 16.2%, from 1996. Excluding one-time index fees, revenues grew 6.3%. Dow Jones Newswires revenues climbed roughly 7%; while revenues at Dow Jones Interactive Publishing improved 4.2%, largely the result of increased advertising and subscription revenue from the Interactive Journal. Subscribers to the Interactive Journal totaled 172,000 at the end of 1997, up from the roughly 50,000 at the end of 1996. Excluding the IDD restructuring charge, expenses for the segment increased 14.2% reflecting higher content acquisition costs, increased expenses from Interactive Journal operations and higher staffing levels for the company's newswires.

COMMUNITY NEWSPAPERS

Community newspapers operating income for 1998 was $44.8 million, compared with $50.6 million earned in the like 1997 period. Operating income in 1998 included a third quarter charge of $16.3 million related to a voluntary severance program. Excluding this charge, operating income increased 20.8% from 1997. Operating income in 1997 rose $6.8 million, or 15.6%, from 1996. Community newspapers' EBITDA, which excludes the restructuring charge, was $78.6 million in 1998, $67.1 million in 1997 and $59.6 million in 1996. The EBITDA margins were as follows: 24.8% in 1998, 22.3% in 1997 and 20.7% in 1996.

Revenues in 1998 were up $16.5 million, or 5.5%, from 1997, largely on the strength of advertising revenue. Advertising linage for community newspapers gained 3.4% from 1997. Linage for the daily papers was flat with last year, while linage for the non-dailies rose 25.5%, largely the result of the acquisition of four publications in early 1998. Circulation and other revenue of $92.1 million advanced $3.2 million, or 3.5%, largely due to circulation rate increases. Average circulation in 1998 for its 19 dailies declined to 568,000 from 572,000 in 1997. Community newspapers expenses were up 8.9% in 1998. Excluding the restructuring charge, expenses were held to an increase of 2.3% from 1997. Employee compensation expense, which is the major cost component of the segment, was up 0.8% versus 1997, reflecting savings from the staff reduction plan. At the end of 1998, the number of full-time employees at community newspapers was down 10% from the end of 1997.

Revenues in 1997 of $300.6 million rose $13.1 million, or 4.6%, largely the result of rate increases. Advertising revenue grew 5%, with an advertising linage increase of 0.7%. Circulation and other revenue advanced $2.5 million, or 2.9%, to $88.9 million. Average daily circulation declined 0.3% from 574,000 in 1996. Segment expenses were higher by $6.3 million, or 2.6%, as increased employee compensation was softened by a 10.5% decline in newsprint expense.


STAFFING COSTS

At December 31, 1998, the company employed 8,253 full-time employees, which was down approximately 3.5% from a year earlier excluding Telerate, reflecting the retirement programs. The number of employees, excluding Telerate, peaked at about 8,800 in June 1998. The average number of employees for 1998 increased 2% over 1997. Employees salaries and benefits, on a consolidated basis, were approximately 31% of total operating expenses, excluding restructuring charges, in 1998, 1997 and 1996.


OTHER INCOME/DEDUCTIONS

Net interest income of $5.1 million was $21 million better than net interest expense of $15.9 million in 1997, and improved roughly $20 million over 1996. The positive swing reflected a reduced debt level and an increase in interest income resulting from proceeds from asset sales. Long-term debt outstanding at December 31, 1998 was $149.9 million, compared with $234.1 million at December 31, 1997 and $337.6 million at December 31, 1996.

The company's share of losses from associated companies in 1998 was $21.7 million, compared with a loss of $49.3 million in 1997 and $5.4 million in 1996. Excluding international television restructuring charges, Equity in Losses of Associated Companies was $15.2 million in 1998, versus $19.6 million in 1997 and $5.4 million in 1996. The reduction in losses in 1998 versus 1997 was largely due to stronger results from the company's newsprint mill partnership in Canada, as well as a favorable comparison as 1997 included losses from WBIS+ TV. The company's share of losses from its European business television partnership with CNBC partially offset these improvements. (Prior to the joint venture with CNBC, European television operations were included in operating income.)

The company recorded a loss of $126.1 million on the sale of businesses and investments in 1998. Somewhat lowering the loss on the Telerate sale of $150.3 million were gains of $24 million, principally from the sales of the company's interest in WBIS+ TV, Mediatex Communications Corp. and a portion of its holding in OptiMark Technologies, Inc.

Results in 1997 included a $6.2 million gain on the sale of the company's American Demographics subsidiary, and a $46.4 million gain from the sale of its interest in Bear Island Paper Company, L.P. and Bear Island Timberlands Company, L.P.

In 1996, the company recorded a gain of $14.3 million from the sale of the company's minority interest in Press-Enterprise Company.

Included in Other, net were losses on foreign exchange of $4.6 million in 1998, $6.4 million in 1997 and $0.1 million in 1996.


TELEVISION

Excluding special charges, total pretax losses from television ventures, which include income from U.S. television operations reported in the print publishing segment and losses from international television reported in equity results, were $20.8 million in 1998, compared with $48 million in both 1997 and 1996. 1998's television results have benefited from the company's worldwide alliance with CNBC, while the first half of 1997 was negatively affected by start-up losses from WBIS+ TV.


INCOME TAXES

The effective income tax rate in 1998 was 88%, versus a 1997 rate of 4.9% and 44.6% in 1996, largely reflecting the nondeductibility of the Telerate charges. Excluding Telerate, the effective tax rates were 39.8% in 1998, 39.1% in 1997 and 43.2% in 1996. As a result of the sale of Telerate, the company has available about $600 million of capital loss carryforwards over the next five years.

FINANCIAL POSITION

As previously mentioned, the company completed the sale of Telerate during 1998's second quarter. The purchase price consisted of $150 million of 5 year, convertible, 4% preferred stock of Bridge, which is included in other noncurrent investments, and $360 million in cash. Under the terms of the sales agreement, the purchase price is subject to possible post-closing adjustments, including for closing working capital changes and indemnification.

As mentioned in Note 7 on page 40 of this Form 10-K, the company repurchased
6.2 million shares of its common stock in 1998 at an aggregate cost of $295.2 million. Put options outstanding at December 31, 1998 may obligate the company to repurchase up to $44.6 million in the company's common stock in 1999. As of December 31, 1998, approximately $460.7 million remained under board authorization, after reserving for the possible exercise of outstanding puts.

Cash provided by operations for 1998 was $306.2 million, compared with $459.8 million in 1997 and $405.2 million in 1996. The decline in cash provided by operations, relative to 1997, was primarily due to changes in working capital and a decrease in operating income after adjusting for noncash items. The change in working capital was principally due to the timing of collections of trade accounts receivable of Telerate and payments of accounts payable and accrued liabilities, which included the pay-out of restructuring charges accrued at year-end 1997. Also, the bulk of the 1998 severance was paid in 1998. In 1998, in addition to cash provided by operations, the company received a total $478.6 million in cash, principally from the disposition of Telerate, WBIS+TV, Mediatex Communications Corp. and a portion of its holdings in OptiMark Technologies, Inc. The company also received $53 million from sales under employee stock compensation plans.

In 1998, the company funded capital expenditures of $225.8 million (about $170 million excluding Telerate), repurchased shares of its stock, paid down debt by $63 million, paid dividends of $91.7 million and funded $55.7 million into various investments, principally international television ventures. Cash and cash equivalents, which include highly-liquid investments with a maturity of three months or less, was $142.9 million at December 31, 1998, versus $23.8 million at the end of 1997 and $6.8 million at 1996's year-end.

In 1999, the company expects the cash balance and cash provided by operations to be sufficient to meet its normal recurring operating commitments, fund capital expenditures, fund the share repurchase program, and pay dividends of roughly $90 million. In June 1998, the company launched a three-year program to expand color and page capacity for the U.S. print Wall Street Journal. The company expects capital expenditure funding for the program to total $232 million over this period, of which $24 million was spent in 1998. This project will expand the Journal's page capacity from 80 pages to 96 pages and color page capacity from eight pages to 24 pages. Capital expenditures in 1999 will include spending of about $125 million as a result of this project, with other capital expenditures estimated at $100 to $125 million, bringing the total 1999 capital spending to roughly $225 to $250 million.

A source of liquidity in 1999 could result from the disposition of noncore investments. In December 1998, Hughes Electronics Corp., a unit of General Motors Corp., agreed to acquire United States Satellite Broadcasting, Inc.
(USSB). The purchase, which is subject to regulatory approval, entitles shareholders of USSB to .3775 shares of General Motors Class H stock (GMH) or its cash equivalent. The actual purchase price will be based on the weighted-average price of GMH shares during a 20-day period ending two days prior to closing. Dow Jones owns 4.4 million shares of USSB, which at the end of 1998 were valued at $60.7 million based on the December 31, 1998 closing market price of $13 3/4.

If necessary the company's liquidity requirements that exceed cash provided by operations and available cash in banks may be funded through the issuance of commercial paper, which is supported by a $400 million revolving credit agreement with several banks through November 1999. The company plans to extend the credit agreement prior to its expiration. Borrowings may be in the form of commercial paper or long-term notes under a $300 million shelf registration statement filed with the Securities and Exchange Commission. At December 31, 1998, long-term notes of $150 million, which are due December 1, 2000 and are not redeemable prior to maturity, were outstanding.


YEAR 2000

The Year 2000 problem is essentially the inability of computer programs to operate properly after January 1, 2000, as a result of the software programs using two digits rather than four digits to identify a year. The software may recognize "00" to be the year "1900" rather than year "2000", which could cause interruptions of normal business operations.

In 1996, Dow Jones established a project team responsible for identifying and resolving Year 2000 issues. The team includes staff of the company as well as outside consultants. Efforts through the end of 1998 include, but are not limited to, identification and review of internal operating systems and applications, and customer products and services, prioritizing the remediation or replacement of such; tracking the progress of systems being remediated and replaced; as well as formal discussions with information providers and other key suppliers to the business; reviewing test results for Year 2000 compliance and performing contingency planning specific to Year 2000 issues.

The company has completed its assessment of its Year 2000 problem. The company expects its efforts to modify existing software and the replacement of certain systems will be completed so as not to interrupt ongoing operations. Costs over the 1997-1999 period to modify the company's systems are expected to total between $13 million and $20 million. Of this total, approximately $12 million has been incurred and expensed from the beginning of 1997 through the end of 1998.

As of December 31, 1998, on a corporate-wide basis, approximately 72% of all computer applications have been fully remediated or replaced. The remaining 28% are in various stages of remediation and testing with full certification expected by July 1999. The company has identified existing computer applications and categorized them into three categories: (1) Applications to be modified, (2) Applications to be replaced by Year 2000 compliant systems, and (3) Applications initially reported as Year 2000 compliant that are required to be tested to confirm their readiness. Through 1998, about 70% of the applications requiring modification have been certified, over 60% of applications requiring replacement have been certified, and of the initially reported Year 2000 compliant applications over 85% have been confirmed.

As applications are remediated or replaced Year 2000 compliance is tested and documented at the application level. All systems will be subject to integration testing. Integration testing exercises compliant hardware, system software and application code in a simulated Year 2000 production environment. This provides additional assurance that components that may have been tested separately, interface properly with all compliant component levels in place.

The company has prepared an inventory of computer hardware and platforms, as well as production and communication equipment, in order to make an evaluation of such items for Year 2000 compliance. In general, manufacturers of equipment and software providers are contacted to determine the compliance status of these items.

The company is coordinating the evaluation of the Year 2000 readiness of significant suppliers and business partners. The individual business units have identified providers of goods and services that could inconvenience or disrupt the ability of Dow Jones to provide its products to customers or could impact the profitability or reputation of the company. These business partners have been contacted through correspondence in regard to their Year 2000 readiness. Their responses as well as non-responses are being evaluated and incorporated into the contingency planning. Certain significant business partners are being contacted directly (including newsprint and ink suppliers, as well as information providers) in order to better understand their Year 2000 readiness.

During 1999, the company will be reviewing business continuity plans with the various business units and developing contingency plans for mission critical processes that could likely be affected by the Year 2000 problem. This Year 2000 contingency planning will be done in conjunction with the evaluation of supply chain responses. The primary focus will be to plan for unprepared providers of goods and services, the potential for numerous simultaneous outages, facilities problems, and the potential for unforeseen internal and external failures of computer applications and hardware. In addition the company is ensuring the availability of employees and others at year-end.

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

OUTLOOK - THREE-YEAR PLAN

In September 1998, the company completed a planning process covering the 1999-2001 period. As part of that planning process, the company developed corporate objectives, the most significant of which include:
- To grow earnings per share at a compound rate of at least 10% over the long-term.
- Achieve a long-term average corporate EBITDA margin of 26%, with segment EBITDA margins of 25% for print publishing, 27% for electronic publishing, and 27% for community newspapers.
- Migrate toward a 50/50 profit mix between print publishing versus community newspapers and electronic publishing, combined. Given this objective, it is expected that electronic publishing and community newspapers will achieve higher growth rates than print publishing during the plan period and they will contribute a significant amount to earnings growth. Over the 1989-1998 period, the average EBITDA margin for both print publishing and community newspapers was 20%. Over the 1995-1998 period, the average EBITDA margin for electronic publishing, excluding one-time fees, was 26%.


OUTLOOK - 1999

While the company expects that 1999 will be a continued transition year, it is still committed to the 10% earnings growth target as part of the "Focus Forward" plan. In 1999, the company anticipates growing earnings per share, excluding nonrecurring items, largely on the strength of print publishing and community newspapers operating income gains, a further reduction in television losses and a result of the company's share repurchase program. Assuming no further share repurchases and no new employee-related issuances of stock, average shares outstanding in 1999 would be down 3% as a result of the 1998 share buyback program.

For the U.S. and international publications, we expect a challenging first half, with greater rates of growth in the second. There is a more volatile environment for The Wall Street Journal, which will require continued focus on margins. Although the Journal is experiencing softness in financial advertising, domestically and in some overseas markets, the company expects that advertising revenues will grow overall from 1998's base levels, largely through modest rate increases. Changes in advertising volume are unpredictable and are in a large part dependent on the U.S. economy, and specifically on the activity in financial markets. The Journal will be faced with tougher advertising linage comparisons in the first half of 1999, as Wall Street Journal linage was up 5.7% in the first half of 1998, compared with a decline of 7.4% in the second half of 1998. Lower newsprint prices may partially mitigate the expected decline in first half advertising linage. Average 1998 newsprint costs were about $590 per ton ($598 per ton in the first half of 1998); 1999 newsprint consumption is expected to increase by 2% to 3%.

While electronic publishing revenues are expected to grow in 1999 (particularly in the second half), margins (and potentially operating income) are expected to be lower reflecting the company's accelerated investment initiatives, principally directed at expanding its services internationally. Additionally, Dow Jones Interactive will have a reduction in revenues from a third-party licensing contract and from the continued migration of its customer base to its Web product. The company will be adding to this segment's staffing levels to further expand international content and international sales. Also, the company expects any benefit from its newswires agreements in 1998 with Bloomberg and Reuters to be seen toward the last half of 1999, as it will take time to expand selling efforts and launch commercial products.

Community newspapers operating earnings and margins are expected to grow in 1999. Revenues will likely advance as a result of rate increases, while expense growth will be marginal.

Pretax television losses in 1999 are expected to be reduced to less than half of the 1998 loss, driven by operating income improvement in the U.S. and a decline in losses in Europe. The company anticipates results from the Asian region will be even with 1998 results, exclusive of 1998 one-time charges.

Union contracts including wage scales for about 25% of the company's full-time employees will be renegotiated in 1999. Historically, the company and its major union have agreed to new contracts without work interruptions.

In 1998, Statement of Position 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued, which is effective beginning January 1, 1999. The accounting guidance standardizes the accounting treatment for internal-use software. The SOP requires companies to capitalize certain costs of developing software once certain criteria are met. The company does not expect the adoption of the SOP to have a material effect on the company's financial statements.

The foregoing targets, goals and objectives in the sections entitled "OUTLOOK
- THREE-YEAR PLAN" and "OUTLOOK - 1999" are based on current information and certain assumptions about the future and accordingly, are not forecasts or predictions of actual future results. Information relating to such forward-looking statements is contained on page 27 of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis, including the sections entitled "OUTLOOK -THREE-YEAR PLAN" and "OUTLOOK - 1999," and other sections of this Form 10-K include forward-looking statements that reflect the company's current expectations or beliefs concerning future results and events. The words "expects," "intends," "plans," "believes," "anticipates," "likely," "will," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Some important factors that might cause such a difference include, but are not limited to, global economic and stock market conditions, and their impact on advertising sales and sales of the company's products and services; the inability to expand newspaper page capacity and/or production and service capacity for electronic publishing products on a timely basis to satisfy customer demands; the extent to which the company is able to achieve increased revenues/earnings from distribution of its newswires services; the extent to which the company is able to achieve and maintain a more diversified advertising base for its print publications; cost of newsprint and labor; rapid technological changes and frequent new product introductions prevalent in electronic publishing; product obsolescence due to advances in technology and shifts in market demand; any damage to or technical failure of the company's computer infrastructure or software that causes interruptions of operations; increased competition in the markets for financial news and information and advertising resulting from the rise in popularity of the Internet, financial television programming and other new media; business conditions (growth or consolidation) in the financial services industry; the company's ability to negotiate collective bargaining agreements with its labor unions without work interruptions; adverse verdicts in legal proceedings, including libel actions; adverse developments relating to commitments and contingencies and/or investments held by the company; risks associated with the development of television channels in competitive foreign markets, including the ability to produce or obtain desired programming, to sell advertising time at desired rates, to achieve sufficient distribution and to attract audiences; risks associated with foreign operations, including currency and political risks; the cost of resolving the company's Year 2000 software issues or untimely resolution of its Year 2000 issues that results in business interruption or shutdown, financial loss, reputation loss, and/or legal liability; and such other risk factors as may have been or may be included from time to time in the company's reports filed with the Securities and Exchange Commission.



ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk

The company believes its financial instruments as shown in Footnote 17 on page 53 of this Form 10-K are not subject to material market risk.


ITEM 8.  Financial Statements and Supplementary Data

                     CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                              Dow Jones & Company
               For the years ended December 31, 1998, 1997 and 1996

==============================================================================
(in thousands except per share amounts)           1998        1997        1996
------------------------------------------------------------------------------
REVENUES:
Advertising                                 $1,031,210  $1,011,864  $  896,981
Information services                           670,441   1,101,696   1,125,625
Circulation and other                          456,455     458,958     458,986
------------------------------------------------------------------------------
    Total revenues                           2,158,106   2,572,518   2,481,592
------------------------------------------------------------------------------
EXPENSES:
News, operations and development               677,381     899,868     820,564
Selling, administrative and general            762,803     895,707     831,270
Newsprint                                      163,146     152,478     164,766
Second class postage and carrier delivery      117,649     114,442     110,256
Depreciation and amortization                  142,439     250,734     217,756
Restructuring (Note 3)                          76,115   1,001,263
------------------------------------------------------------------------------
    Operating expenses                       1,939,533   3,314,492   2,144,612
------------------------------------------------------------------------------
    Operating income (loss)                    218,573    (741,974)    336,980

OTHER INCOME (DEDUCTIONS):
Investment income  	                            12,266       3,473       4,249
Interest expense                                (7,193)    (19,367)    (18,755)
Equity in losses of associated
  companies (Notes 3 & 4)                      (21,653)    (49,311)     (5,408)
(Loss) gain on disposition of businesses
  and investments (Note 2)                    (126,085)     52,595      14,315
Other, net                                      (4,250)     (9,300)       (121)
------------------------------------------------------------------------------
Income (loss) before income taxes
  and minority interests (Note 8)               71,658    (763,884)    331,260
Income taxes (Note 8)                           63,083      37,796     147,728
------------------------------------------------------------------------------
Income (loss) before minority interests          8,575    (801,680)    183,532
Minority interests in (earnings) losses
  of subsidiaries                                 (213)       (452)      6,437
------------------------------------------------------------------------------
NET INCOME (LOSS)                           $    8,362  $ (802,132) $  189,969
==============================================================================
PER SHARE (Note 13):

Net income (loss) per share:
  Basic                                          $ .09      $(8.36)      $1.96
  Diluted                                          .09       (8.36)       1.95
Weighted-average shares outstanding:
  Basic                                         95,180      95,993      96,703
  Diluted                                       96,404      95,993      97,371
------------------------------------------------------------------------------
Cash dividends                                   $ .96      $  .96       $ .96
==============================================================================
The accompanying notes are an integral part of the financial statements.



                            CONSOLIDATED BALANCE SHEETS
                                Dow Jones & Company
                             December 31, 1998 and 1997
===============================================================================
(dollars in thousands)                                      1998           1997
-------------------------------------------------------------------------------
ASSETS:
Current Assets:
Cash and cash equivalents                             $  142,877     $   23,763
Accounts receivable -- trade, net of
 allowance for doubtful accounts of
 $6,641 in 1998 and $16,445 in 1997                      236,928        295,250
Inventories (Note 5)                                      11,386         13,104
Deferred income taxes (Note 8)                            13,992         16,565
Prepaid expenses                                          18,068         25,991
Other current assets                                      19,038         29,091
Investment in associated company,
  held for disposal                                                     102,789
-------------------------------------------------------------------------------
    Total current assets                                 442,289        506,553
-------------------------------------------------------------------------------

Investments in associated companies, at equity (Note 4)   40,479         46,064


Other investments (Notes 2, 6 & 17)                      223,785         85,290


Plant and property, at cost:
Land                                                      22,507         26,234
Buildings and improvements                               313,591        394,646
Equipment                                              1,118,131      1,970,903
Construction in progress                                 121,552         59,806
-------------------------------------------------------------------------------
                                                       1,575,781      2,451,589
Less, accumulated depreciation                           973,664      1,667,552
-------------------------------------------------------------------------------
                                                         602,117        784,037

Goodwill, less accumulated amortization
 of $58,610 in 1998 and $1,275,738 in 1997                86,554        387,787

Deferred income taxes (Note 8)                            67,171         93,045

Other assets                                              28,927         16,958
-------------------------------------------------------------------------------
    Total assets                                      $1,491,322     $1,919,734
===============================================================================
The accompanying notes are an integral part of the financial statements.




===============================================================================
(dollars in thousands)                                      1998           1997
-------------------------------------------------------------------------------
LIABILITIES:
Current liabilities:
Accounts payable -- trade                             $   75,974     $  147,378
Accrued wages, salaries and commissions                   52,028         70,011
Profit sharing and other retirement plan
 contributions payable (Note 10)                          43,596         45,913
Other payables (Note 2)                                  152,592         97,048
Income taxes (Note 8)                                     37,198         53,895
Unearned revenue                                         238,409        252,832
Current maturities of long-term debt (Note 6)                             5,318
-------------------------------------------------------------------------------
    Total current liabilities                            599,797        672,395

Long-term debt (Notes 6 & 17)                            149,889        228,806
Deferred compensation, principally postretirement
 benefit obligation (Note 11)                            198,089        179,798
Other noncurrent liabilities                              34,207         57,913
-------------------------------------------------------------------------------
    Total liabilities                                    981,982      1,138,912
-------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock, par value $1 per share; authorized
 135,000,000 shares; issued 81,315,638 shares
 in 1998 and 80,621,254 shares in 1997                    81,316         80,621
Class B common stock, convertible, par value $1
 per share; authorized 25,000,000 shares; issued
 20,865,383 shares in 1998 and 21,559,767 shares
 in 1997                                                  20,865         21,560
-------------------------------------------------------------------------------
                                                         102,181        102,181
Additional paid-in capital                               137,479        136,398
Retained earnings                                        624,239        707,539
Accumulated other comprehensive income:
  Unrealized gain on investments                          35,775          3,396
  Cumulative translation adjustment                           38         (9,540)
-------------------------------------------------------------------------------
                                                         899,712        939,974
Less, treasury stock, at cost; 10,211,733 shares in
 1998 and 5,511,285 shares in 1997                       390,372        159,152
-------------------------------------------------------------------------------
    Total stockholders' equity                           509,340        780,822
-------------------------------------------------------------------------------
    Total liabilities and stockholders' equity        $1,491,322     $1,919,734



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Dow Jones & Company
                For the years ended December 31, 1998, 1997 and 1996
=============================================================================
(in thousands)                                      1998       1997      1996
-----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Consolidated net income (loss)                  $  8,362  $(802,132) $189,969
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
Write-down of goodwill                                      868,333
Write-down of plant and property                  20,801    104,040
Depreciation                                     134,594    205,525   174,189
Amortization of goodwill                           7,845     45,209    43,567
Loss (gain) on disposition of businesses
 and investments                                 126,085    (52,595)  (14,315)
Gain on disposition of plant and property         (1,410)      (840)   (1,696)
Equity in losses of associated
 companies, net of distributions                  34,831     55,525    21,289
Changes in assets and liabilities:
  Accounts receivable                            (41,980)    15,132   (40,099)
  Inventories                                         87     (2,409)    1,912
  Accounts payable and accrued liabilities        (1,302)    63,519    17,214
  Deferred taxes                                 (22,261)   (76,111)   (3,994)
  Other current and noncurrent assets            (13,228)     2,216    (2,998)
  Other current and noncurrent liabilities        53,384     34,614    26,317
Other, net                                           418       (263)   (6,198)
-----------------------------------------------------------------------------
    Net cash provided by operating activities    306,226    459,763   405,157
-----------------------------------------------------------------------------
INVESTING ACTIVITIES:
Additions to plant and property                 (225,834)  (347,797) (232,178)
Disposition of plant and property                  9,210      9,580    13,549
Businesses and investments acquired, net of
 cash received                                   (55,663)   (79,616) (145,145)
Disposition of businesses and investments        478,574    128,621    23,877
Other, net                                          (626)     4,271     6,117
-----------------------------------------------------------------------------
    Net cash provided by (used in)
     investing activities                        205,661   (284,941) (333,780)
-----------------------------------------------------------------------------
FINANCING ACTIVITIES:
Cash dividends                                   (91,662)   (92,116)  (92,969)
Increase in long-term debt                                   32,310   144,129
Reduction of long-term debt                      (63,015)  (135,854)  (65,811)
Proceeds from sales under stock
 compensation plans                               52,951     38,100    21,259
Purchase of treasury stock, net of
 put premiums                                   (291,215)             (88,704)
Other                                                                   5,416
-----------------------------------------------------------------------------
    Net cash used in financing activities       (392,941)  (157,560)  (76,680)
-----------------------------------------------------------------------------
Effect of exchange rate changes on cash              168       (268)   (1,595)
-----------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents 119,114     16,994    (6,898)
Cash and cash equivalents at beginning of year    23,763      6,769    13,667
-----------------------------------------------------------------------------
Cash and cash equivalents at end of year        $142,877  $  23,763  $  6,769
=============================================================================
The accompanying notes are an integral part of the financial statements.



                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   Dow Jones & Company, Inc.
                                     For the years ended December 31, 1998, 1997 and 1996
====================================================================================================================
                                                                       Accumulated
                                      Class B  Additional                  Other         Treasury Stock
(in thousands,                Common   Common     Paid-in   Retained Comprehensive     -----------------
 except shares)                Stock    Stock     Capital   Earnings      Income       Shares     Amount   Total
=====================================================================================================================
Balance, December 31, 1995   $80,266  $21,915    $134,898 $ 1,504,787   $ (5,586)  (4,932,141) (134,529)   $1,601,751

Net income - 1996                                             189,969                                         189,969
Unrealized gain on investments,
 net of taxes of $8,436                                                   12,353                               12,353
Translation adjustment                                                      (310)                                (310)
                                                                                                              -------
  Comprehensive income                                                                                        202,012

Dividends, $.96 per share                                    (92,969)                                         (92,969)
Conversion of class B common
 stock into common stock         248     (248)
Capital changes of investee                           (37)                                                        (37)
Sales under stock
 compensation plans                                  (427)                            666,459     22,367        21,940
Purchase of treasury stock                                                         (2,470,100)   (88,704)      (88,704)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996    80,514   21,667     134,434   1,601,787      6,457   (6,735,782)  (200,866)    1,643,993

Net loss - 1997                                              (802,132)	                                       (802,132)
Unrealized loss on investments,
 net of taxes of $6,122                                                   (8,957)                               (8,957)
Translation adjustment                                                    (3,644)                               (3,644)
                                                                                                               -------
  Comprehensive loss                                                                                          (814,733)

Dividends, $.96 per share                                     (92,116)                                         (92,116)
Conversion of class B common
 stock into common stock          107     (107)
Capital changes of investee                           (223)                                                       (223)
Sales under stock
 compensation plans                                  2,187                           1,224,497     41,714       43,901
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997    $80,621  $21,560    $136,398 $  707,539   $ (6,144)   (5,511,285) $(159,152)  $  780,822



                                                           PAGE 33

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONT.)
                                                  Dow Jones & Company, Inc.
                                     For the years ended December 31, 1998, 1997 and 1996
=========================================================================================================================
                                                                           Accumulated
                                          Class B  Additional                  Other         Treasury Stock
(in thousands,                    Common   Common     Paid-in   Retained Comprehensive     -----------------
 except shares)                    Stock    Stock     Capital   Earnings      Income       Shares     Amount        Total
=========================================================================================================================
Balance, December 31, 1997       $80,621  $21,560    $136,398    $707,539    $(6,144)  (5,511,285) $(159,152)   $ 780,822

Net income - 1998                                                   8,362                                           8,362
Unrealized gain on investments                                                32,379                               32,379

Translation adjustment                                                           555                                  555
Adjustment for realized
 loss included in net income                                                   9,023                                9,023
                                                                                                                  -------
  Comprehensive income                                                                                             50,319

Dividends, $.96 per share                                         (91,662)                                        (91,662)
Conversion of class B common
 stock into common stock             695     (695)
Capital changes of investee                               655                                                         655
Premiums on puts                                        3,490                                                       3,490
Sales under stock
 compensation plans                                    (3,064)                          1,512,385     63,965       60,901
Purchase of treasury stock                                                             (6,212,833)  (295,185)    (295,185)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998       $81,316  $20,865    $137,479    $624,239	 $35,813    (10,211,733) $(390,372)   $ 509,340
=========================================================================================================================
The accompanying notes are an integral part of the financial statements.

                           NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE CONSOLIDATED FINANCIAL STATEMENTS include the accounts of the company and its majority-owned subsidiaries. The equity method of accounting is used for companies and other investments in which the company has significant influence, generally this represents common stock ownership or partnership equity of at least 20% and not more than 50% (see Note 4). All significant intercompany transactions are eliminated in consolidation. On May 29, 1998, the company completed the sale of Telerate (formerly, Dow Jones Markets), which was a significant subsidiary of the company. The disposition of this business has had a major impact on the comparability of the company's financial statements. To assist the reader of these financial statements and related notes with comparability, the company has disclosed certain financial information throughout the footnotes excluding the impact of Telerate.

CASH EQUIVALENTS are highly liquid investments with a maturity of three months or less when purchased.

INVENTORIES are stated at the lower of cost or market. The cost of newsprint, which is the principal component of inventories, is computed by the last-in, first-out (LIFO) method (see Note 5).

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

DEPRECIATION is computed using straight-line or declining-balance methods over the estimated useful lives of the respective assets or terms of the related leases. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are deducted from the respective accounts and the resulting gain or loss is included in income. The cost of construction of certain long-term assets includes capitalized interest, which is amortized over the life of the related assets. Interest capitalized in 1998 totaled $4.8 million, while the amount of capitalized interest for 1997 and for 1996 was insignificant. Maintenance and repairs are charged to expense as incurred. Major renewals, betterments and additions are capitalized.

GOODWILL is amortized using the straight-line method over various periods, principally forty years. The company evaluates annually whether there has been an other than temporary impairment in the value of goodwill. Any impairment would be recognized when the sum of expected undiscounted cash flows derived from the acquired business is less than its carrying value. If such an impairment occurred, the amount of the impairment would be based on the fair value of the acquired business as determined by the market value of comparable companies or the present value of expected cash flows.

DEFERRED INCOME TAXES are provided for temporary differences in bases between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at tax rates then in effect (see Note 8).

FOREIGN CURRENCY TRANSLATION of assets and liabilities is determined at the appropriate year-end exchange rates, while results of operations are translated at the average rates of exchange in effect throughout the year. The resultant translation adjustments for subsidiaries whose functional currency is not the U.S. dollar are recorded directly to Stockholders' Equity. Gains or losses arising from translation of financial statements for foreign subsidiaries where the U.S. dollar is the functional currency as well as from all foreign currency transactions are included in income. Foreign exchange losses included in Other, Net in the income statement totaled $4,616,000 in 1998, $6,391,000 in 1997 and $78,000 in 1996.

REVENUE from subscriptions to the company's print publications and information services is recognized in income as earned, pro rata on a monthly basis, over the subscription period. Costs in connection with the procurement of subscriptions are charged to expense as incurred. Revenue from licensing the Dow Jones Averages includes both upfront one-time fees, which were received and recorded to income in 1997, and ongoing revenues. One-time index-licensing revenue totaled $31 million in 1997. Ongoing licensing revenue is recognized in income as earned over the license period.

RESEARCH AND DEVELOPMENT expenditures are charged to expense as incurred. Research and development (R&D) expenses were $60,988,000 in 1998, $116,420,000 in 1997 and $73,974,000 in 1996. Excluding Telerate operations, R&D expenses totaled $32,029,000 in 1998, $31,887,000 in 1997 and $27,362,000 in 1996.

USE OF ESTIMATES: The financial statements are prepared in accordance with generally accepted accounting principles which require certain reported amounts to be based on estimates. Actual results could differ from these estimates.


NOTE 2. DISPOSITIONS OF BUSINESSES AND INVESTMENTS

In the second quarter of 1998, the company completed the sale of Telerate to Bridge Information Systems, Inc. (Bridge). The purchase price consisted of $150 million of 5 year, convertible, 4% Bridge preferred stock, which is included in other investments and cash of $360 million. In 1998, the company recorded a loss on the sale of Telerate of $150.3 million ($123 million after taxes, $98 million in the second quarter and an additional $25 million in the fourth quarter).

Included in Other Payables are liabilities from the sale of Telerate. These liabilities principally relate to long-term contracts the company had entered into when Telerate was a wholly-owned subsidiary.

Additionally in 1998, the company recorded a first quarter gain of $15.4 million ($10.1 million after taxes) on the disposition of the company's interests in WBIS+ TV and Mediatex Communications Corp., publisher of Texas Monthly magazine, and a fourth quarter after-tax gain of $9.2 million from the sale of a portion of its holding in OptiMark Technologies, Inc. and the company's EDGAR Direct business. Because of the capital loss resulting from the sale of Telerate, the company has not provided a tax provision on the OptiMark gain.

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

NOTE 3.  RESTRUCTURING CHARGES

Operating expenses in 1998 included charges associated with restructuring certain business units, collectively totaling $76.1 million ($45.4 million after taxes). Additionally, the company recorded a $6.5 million charge ($4.2 million after taxes) to Equity in Losses of Associated Companies for costs associated with international television joint ventures.

The 1998 pretax charge to operating expenses mainly consisted of employee severance-related costs of $38.8 million, a charge of $20 million pertaining to a reduction in leased office space and $17.3 million for write-downs of a U.S. news-editing technology system and other computer equipment.

In 1998, the company initiated two voluntary early retirement programs, one for its Ottaway Newspapers unit in the third quarter and the other in the fourth quarter for employees of its other business units. Also, the company shuttered some minor operations resulting in severance and other costs. In total, approximately 520 employees throughout the company received severance, principally via the voluntary retirement plans. The bulk of the severance was paid in 1998.

The $20 million charge for leased office space largely related to a reduction in the company's obligation on its principal leased space in New York City, which expires in 2005. The company has entered an agreement with its landlord to eliminate its obligation on roughly 20% of its leased space at this location, which will reduce its rent expense over the lease period. The charge primarily consists of a termination fee and the write-down of leasehold improvements. The termination fee will be paid in the first quarter of 1999.

The company wrote down the carrying value of its U.S. news-editing technology system, the Global News Management System (GNMS), in the fourth quarter of 1998. Because of repeated system instability, the company made the decision to abandon significant components (primarily the editing function) of GNMS. In the fourth quarter the vast majority of the editing function was taken off GNMS and switched to the prior news-editing system. Within six months from year-end 1998 the remaining editing done on GNMS will be transferred. In addition in 1999 the company began to implement a longer-term solution that will replace the components of GNMS still in use and will fully paginate The Wall Street Journal, a capability not available under GNMS. The implementation period is expected to take two years and the remaining carrying value of GNMS will be depreciated over that time period.

                                     PAGE 37

The restructuring charge in 1998 was composed of the following:
===============================================================================
(in thousands)
-------------------------------------------------------------------------------
Severance                                                               $23,572
Write-down of plant and property                                         20,801
Real estate lease terminations                                           18,264
Pension/postretirement benefit costs                                     11,721
Other                                                                     1,757
-------------------------------------------------------------------------------
     Total restructuring (*)                                            $76,115
===============================================================================

(*) The Ottaway Newspapers restructuring charge of $16.3 million was recorded in the third quarter. The rest of the charge was recorded in 1998's fourth quarter.

The $6.5 million charge to Equity in Losses of Associated Companies represented the company's share of additional losses associated with television satellite lease redundancies in Asia and Europe, as a result of establishing joint ventures in 1997 with CNBC. These charges are due to difficulties in subleasing satellites.

In 1997's fourth quarter, the company recorded a charge to operating expenses of $1 billion ($936.5 million after taxes) reflecting the write-down of goodwill and plant and property, severance and other costs. Substantially all of the charge related to restructuring Telerate; however, a small portion of the charge, roughly 2%, was attributable to restructurings of IDD Enterprises, L.P. and certain television operations in the U.S. The $1 billion charge was composed of write-downs of goodwill of $868.3 million and plant and property of $104 million, accrued severance costs of $22.2 million and other costs of $6.7 million.

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


NOTE 4.  INVESTMENTS IN ASSOCIATED COMPANIES, AT EQUITY

At December 31, 1998, the principal components of investments in associated companies, at equity were the following:
===============================================================================
Investment                     Ownership        Description of business
-------------------------------------------------------------------------------
Business News (Asia) Private       50%   Business and financial news television
                                         company broadcasting as CNBC Asia, in
                                         partnership with NBC

Business News (Europe) L.P.        50    Business and financial news television
                                         company broadcasting as CNBC Europe,
                                         in partnership with NBC

F.F. Soucy, Inc. & Partners, L.P.  40    Newsprint mill in Quebec, Canada

HB-Dow Jones S.A.                  42    A part-owner of a publishing company
                                         in the Czech Republic

Interactive Video LLC              33    Provides Internet delivery of live
                                         and archived audio and video business
                                         and financial news, in partnership
                                         with MSNBC as CNBC/Dow Jones Business
                                         Video

SmartMoney                         50    Publisher of SmartMoney magazine and
                                         SmartMoney.com, serving the private-
                                         investor market throughout the U.S.
                                         and Canada, in partnership with
                                         Hearst Corp.
===============================================================================

Dow Jones & Company has entered a long-term contract with F.F. Soucy, Inc. & Partners, L.P. covering a substantial portion of its annual newsprint requirements. Operating expenses of the company include the cost of newsprint supplied by F.F. Soucy of $22,325,000 in 1998, $21,598,000 in 1997 and
$26,417,000 in 1996.

Summarized financial information for 1998 of the company's equity-basis investments in associated companies, combined, was as follows. The majority of these investments are partnerships, which require the associated tax benefit or expense to be recorded by the parent.


===============================================================================
(in thousands)
-------------------------------------------------------------------------------
Income statement information:
Revenues                                                               $182,694
Operating loss                                                          (41,261)
Net loss                                                                (39,615)

Financial position information:
Current assets                                                           80,402
Noncurrent assets                                                       139,201
Current liabilities                                                      74,248
Noncurrent liabilities                                                   50,639
Net worth                                                                94,716
===============================================================================

                                     PAGE 39

<CAPTIONS>

NOTE 5.  INVENTORIES

Inventories as of December 31 were composed of the following:
===============================================================================
(in thousands)                                                 1998        1997
-------------------------------------------------------------------------------
Newsprint inventory                                         $11,386     $11,929
Other, principally Telerate equipment for resale                          1,175
-------------------------------------------------------------------------------
   Total inventories                                        $11,386     $13,104
===============================================================================

Newsprint inventory was determined by the last-in, first-out (LIFO) method. If newsprint inventory had been valued by the average cost method, it would have been approximately $8,557,000 and $9,240,000 higher in 1998 and 1997, respectively.


NOTE 6.  LONG-TERM DEBT

Long-term debt at December 31 was as follows:
===============================================================================
(in thousands)                                               1998          1997
-------------------------------------------------------------------------------
Commercial paper                                                       $ 63,015
Notes payable, 5.75%, due December 1, 2000               $149,889       149,836
Note payable, Associated Press, 7.75%                                    21,273
-------------------------------------------------------------------------------
                                                          149,889       234,124
Less: current portion                                                     5,318
-------------------------------------------------------------------------------
  Total long-term debt                                   $149,889      $228,806
===============================================================================

Interest payments were $10,970,000 in 1998, $18,386,000 in 1997 and $18,916,000
in 1996.

The note payable to the Associated Press as well as a guaranteed investment contract that matched the payments of interest and principal of the note were assumed by Bridge Information Systems, Inc. as part of the sale of Telerate.

The company can borrow up to $400 million through November 16, 1999, under a revolving credit agreement with several banks. Borrowings may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, its C/D rate or the federal funds rate. An annual fee of 0.08% is payable on the commitment which the company may terminate or reduce at any time. Prepayment of borrowings may be made without penalty. The company plans to extend the revolving credit agreement prior to its expiration.

The revolving credit agreement contains certain restrictive covenants, including restrictions on consolidated indebtedness and a minimum cash flow requirement. At December 31, 1998, with respect to restrictive covenants then in effect, consolidated indebtedness was approximately $600 million less than the maximum borrowing allowed and the company's cash flow, as defined in the agreement, far exceeded that required.In December 1995, the company sold $150 million of 5.75% notes due December 1, 2000. The notes are general unsecured obligations of the company and may not be redeemed prior to maturity.

NOTE 7.  CAPITAL STOCK
Common stock and class B common stock have the same dividend and liquidation rights. Class B common stock has ten votes per share, free convertibility into common stock on a one-for-one basis and can be transferred in class B form only to members of the stockholder's family and certain others affiliated with the stockholder.

In 1998, the company's board of directors authorized the repurchase of up to $800 million of the company's common stock. The company repurchased 6.2 million shares at an aggregate cost of $295.2 million. Additionally in 1998, as part of the company's stock repurchase program the company sold put options. As of December 31, 1998, one million shares under puts were outstanding at strike prices (net of put premiums received) ranging from $43.94 to $45.06 per share, with exercise dates in March, June and September 1999. In the event the puts are exercised, the contract allows the company, at its option, to repurchase the stock or deliver to the holder either cash or shares of the company equivalent to the difference between the put option's exercise price and the market price of the company's stock. As of December 31, 1998, approximately $460.7 million remained under board authorization, after reserving for the exercise of outstanding puts.


NOTE 8.  INCOME TAXES
The components of consolidated income (loss) before income taxes and minority interests were as follows:
===============================================================================
(in thousands)                                1998          1997           1996
-------------------------------------------------------------------------------
Domestic                                  $104,282     $(118,627)      $258,616
Foreign                                    (32,624)     (645,257)        72,644
-------------------------------------------------------------------------------
                                          $ 71,658     $(763,884)      $331,260
===============================================================================


The following is a reconciliation of income tax expense (benefit) to the amount derived by multiplying income (loss) before income taxes and minority interests by the statutory federal income tax rate of 35%.
===============================================================================
                                          % of            % of             % of
                                        Income            Loss           Income
                                        Before          Before           Before
(in thousands)                     1998  Taxes     1997  Taxes      1996  Taxes
-------------------------------------------------------------------------------
Income (loss) before taxes
  multiplied by statutory
  federal income tax rate       $25,080  35.0 $(267,359) (35.0) $115,941  35.0
Write-down of nondeductible
  goodwill                                      326,807   42.8
Nondeductible capital loss       26,186  36.5
State and foreign taxes,
  net of federal income
  tax effect                     12,276  17.1   (31,377)  (4.1)   14,454   4.4
Amortization of
  nondeductible goodwill          2,865   4.0    15,969    2.0    16,124   4.9
Research and development
  credits                        (5,067) (7.1)   (4,456)  (0.6)   (2,550) (0.8)
Other, net                        1,743   2.5    (1,788)  (0.2)    3,759   1.1
-------------------------------------------------------------------------------
                                $63,083  88.0 $  37,796    4.9  $147,728  44.6
===============================================================================

                                     PAGE 41

Consolidated income tax expense was as follows:
===============================================================================
(in thousands)                      Federal       State     Foreign       Total
-------------------------------------------------------------------------------
1998
Currently payable                  $ 71,765    $ 17,710     $11,684    $101,159
Income tax refund due *             (20,157)                            (20,157)
Deferred                            (13,651)     (3,573)       (695)    (17,919)
-------------------------------------------------------------------------------
  Total                            $ 37,957    $ 14,137     $10,989    $ 63,083
===============================================================================
1997
Currently payable                  $ 79,086    $ 21,405     $15,685    $116,176
Deferred                            (62,961)    (12,120)     (3,299)    (78,380)
-------------------------------------------------------------------------------
  Total                            $ 16,125    $  9,285     $12,386    $ 37,796
===============================================================================
1996
Currently payable                  $ 98,366    $ 25,319     $30,186    $153,871
Deferred                                750      (6,195)       (698)     (6,143)
-------------------------------------------------------------------------------
  Total                            $ 99,116    $ 19,124     $29,488    $147,728
===============================================================================
* Relates to a tax capital loss carryback resulting from the Telerate sale.


The company's combined current and noncurrent deferred taxes at December 31,
1998 and 1997 consisted of the following deferred tax assets and liabilities:
===============================================================================
	                                          Deferred Tax          Deferred Tax
                                               Assets             Liabilities
(in thousands)                            1998       1997       1998       1997
-------------------------------------------------------------------------------
Depreciation                                                 $64,048    $59,418
Employee benefit plans, including
  deferred compensation               $ 82,671   $ 80,174                 4,312
Foreign tax credits                      2,154     15,393
Restructuring charges                   44,577     56,987
Sales and product allowances             3,156      3,799      2,276
Capital loss carryforward              222,504
Valuation allowance                   (222,504)
Leases                                   9,010     10,704
All other                               11,760     11,878      5,841      5,595
-------------------------------------------------------------------------------
Total deferred taxes                  $153,328   $178,935    $72,165    $69,325
===============================================================================


The company may utilize the capital loss carryforward for up to five years. At this time the company has fully reserved the balance.

Income tax payments were $107,101,000 in 1998, $119,377,000 in 1997 and
$154,005,000 in 1996.


Exclusive of Telerate operations and the loss on sale, the components of income before income taxes and the reconciliation of tax expense were as follows:
===============================================================================
(in thousands)                                1998          1997          1996
-------------------------------------------------------------------------------
Domestic                                  $271,474      $357,151      $240,506
Foreign                                    (13,961)      (48,625)      (15,122)
-------------------------------------------------------------------------------
                                          $257,513      $308,526      $225,384
===============================================================================


===============================================================================
                                          % of            % of             % of
                                        Income          Income           Income
                                        Before          Before           Before
(in thousands)                     1998  Taxes     1997  Taxes      1996  Taxes
-------------------------------------------------------------------------------
Income before taxes
  multiplied by statutory
  federal income tax rate      $ 90,130  35.0  $107,984   35.0  $ 78,884  35.0
State and foreign taxes,
  net of federal income
  tax effect                     17,132   6.7    14,306    4.6    16,395   7.3
Utilization of capital loss
  benefit                        (4,290) (1.7)
Amortization of
  nondeductible goodwill          1,143   0.4     1,402    0.3     1,187   0.5
Research and development
  credits                        (1,980) (0.8)   (3,556)  (1.2)   (1,800) (0.8)
Other, net                          456   0.2       576    0.4     2,642   1.2
-------------------------------------------------------------------------------
                               $102,591  39.8  $120,712   39.1  $ 97,308  43.2
===============================================================================


NOTE 9.  EMPLOYEE STOCK COMPENSATION PLANS

STOCK PURCHASE PLAN: Under the terms of the Dow Jones 1998 Employee Stock Purchase Plan, eligible employees may purchase shares of the company's common stock based on compensation through payroll deductions or lump-sum payment. The purchase price for payroll deductions is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. Lump-sum purchases are made during the offering period at the lower of 85% of the fair market value of the stock on the first day of the purchase period or the payment date.



The activity in the plan was as follows:
===============================================================================
                                                        Shares Subscribed
                          Stock Purchase       --------------------------------
                              Prices                 1998       1997       1996
-------------------------------------------------------------------------------
Balance, January 1                                141,457    137,107    141,855
 Shares subscribed                                185,474    258,635    220,306
 Purchases               $34.54 to $48.08        (213,915)  (241,243)  (216,329)
 Terminated/canceled                              (14,238)   (13,042)    (8,725)
-------------------------------------------------------------------------------
Balance, December 31                               98,778    141,457    137,107
===============================================================================
At December 31, 1998, there were 1,817,560 shares available for future offerings.


STOCK OPTION PLAN: Under the Dow Jones 1998 Stock Option Plan, options for shares of common stock may be granted to key employees at not less than the fair market value of the common stock on the date of grant. Options granted in 1998 and 1997 become exercisable in equal annual installments over three years. All other options outstanding at December 31, 1998 were exercisable. Options expire ten years from the date of grant. At December 31, 1998, there were 2,618,543 shares available for future grants.


The activity with respect to options under the stock option plan was as follows:
===============================================================================
                                1998               1997              1996
                           ---------------    ---------------   ---------------
                                 Weighted-          Weighted-         Weighted-
                                   Average            Average           Average
                          Shares  Exercise   Shares  Exercise  Shares  Exercise
                          ('000)     Price    ('000)    Price   ('000)    Price
-------------------------------------------------------------------------------
Balance, January 1        3,745     $37.22    3,791    $32.98   3,360    $32.32
  Granted                   969      49.10    1,019     50.19     888     34.54
  Exercised              (1,073)     32.95     (909)    32.08    (430)    30.85
  Terminated/canceled      (332)     49.19     (156)    44.58     (27)    35.38
-------------------------------------------------------------------------------
Balance, December 31      3,309     $41.65    3,745    $37.22   3,791    $32.98
===============================================================================
Options exercisable
 at December 31           1,914     $36.24    2,726    $32.41   2,903    $32.51
===============================================================================

EXECUTIVE INCENTIVE PLAN: The Dow Jones 1997 Long Term Incentive Plan provides for the grant to key executives of stock options and contingent stock rights (collectively, "plan awards"). The plan is administered by the compensation committee of the Board of Directors, the members of which may not participate in the plan.

Options for shares of common stock may be granted at not less than the fair market value of the common stock on the date of grant. Options granted in 1998 and 1997 become exercisable in equal annual installments over three years from the date of grant. All other options outstanding at December 31, 1998 were exercisable. Options expire ten years from the date of grant.


The activity with respect to options under the executive incentive plan was as follows:
===============================================================================
                                1998               1997              1996
                           ---------------    ---------------   ---------------
                                 Weighted-          Weighted-         Weighted-
                                   Average            Average           Average
                          Shares  Exercise   Shares  Exercise  Shares  Exercise
                          ('000)     Price   ('000)     Price  ('000)     Price
-------------------------------------------------------------------------------
Balance, January 1         1,286    $38.26    1,224    $35.42     966    $35.60
  Granted                    319     49.45      222     50.75     293     34.38
  Exercised                 (218)    36.20     (135)    30.29     (27)    31.44
  Terminated/canceled        (19)    44.64      (24)    54.25      (2)    32.42
  Surrendered upon
   exercise of stock
   appreciation rights                           (1)    32.50      (6)    32.04
-------------------------------------------------------------------------------
Balance, December 31       1,368    $41.11    1,286    $38.26   1,224    $35.42
===============================================================================
Options exercisable
 at December 31              911    $36.71      919    $35.78     879    $35.19
===============================================================================


Options outstanding at the end of 1998 for both the stock option and executive incentive plans are summarized as follows:
===============================================================================
                               Options outstanding          Options exercisable
                         ---------------------------------  -------------------
                                                 Weighted-
                                  Weighted-        Average            Weighted-
                                    Average      Remaining              Average
Range of                   Shares  Exercise    Contractual     Shares  Exercise
Exercise Prices             ('000)    Price           Life      ('000)    Price
-------------------------------------------------------------------------------
$26.00 to $30.00              745    $28.02      3.4 years        745    $28.02
$32.50 to $35.47            1,220     34.18      5.8            1,220     34.18
$36.25 to $41.09              416     37.19      6.2              416     37.19
$43.91 to $48.94              195     45.33      6.7              160     44.66
$49.13 to $53.06            2,101     49.83      9.5              284     50.75
-------------------------------------------------------------------------------
Balance, December 31, 1998  4,677    $40.97      7.2 years      2,825    $35.26
===============================================================================


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



A summary of contingent stock right activity follows:
===============================================================================
                                           1998            1997            1996
-------------------------------------------------------------------------------
Balance, January 1                      513,181         558,600         522,900
  Granted                               180,225          88,600         117,000
  Awarded                               (42,495)        (58,482)        (80,300)
  Terminated/canceled                   (69,324)        (75,537)         (1,000)
-------------------------------------------------------------------------------
Balance, December 31                    581,587         513,181         558,600
===============================================================================

                                         Year of Grant
                           1994      1995      1996      1997     1998  Balance
-------------------------------------------------------------------------------
Rights outstanding      104,300   111,656   106,256    85,175  174,200  581,587
===============================================================================

At December 31, 1998, there were 1,211,725 shares available for future grants under the executive incentive plan.

The company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25) and its related Interpretations. Under APB 25, stock-based compensation charged to income was $1,564,000 in 1998, $3,400,000 in 1997 and $1,504,000 in 1996.

Had the company's stock-based compensation been determined by the fair-value based method of SFAS 123, "Accounting for Stock-Based Compensation," the company's net income (loss) and earnings (loss) per share would have been the following adjusted amounts:


===============================================================================
                                                 1998         1997      1996
-------------------------------------------------------------------------------
Net income (loss) (in thousands):
      Consolidated as reported                 $8,362    $(802,132)  189,969
      Consolidated adjusted for SFAS 123        5,765     (807,509)  186,170

Per share - diluted:
      Consolidated as reported                   $.09       $(8.36)    $1.95
      Consolidated adjusted for SFAS 123          .06        (8.41)     1.92
===============================================================================

The following table provides the estimated fair value under the Black-Scholes option-pricing model of each option and stock-purchase right granted in years 1996 through 1998, and the significant weighted-average assumptions used in their determination.


===============================================================================
                                Risk-Free
                                 Interest   Dividend    Expected
                   Fair Value        Rate      Yield        Life     Volatility
-------------------------------------------------------------------------------
Stock Purchase
 Plan Right
   1998                $12.39         5.2%       2.4%     0.6 years       24.2%
   1997                  8.27         5.6        2.4      0.5             24.7
   1996                  8.15         5.5        2.4      0.7             15.5

Option under the
 Stock Option Plan
   1998                $10.72         4.7%       2.4%     5.0 years       22.3%
   1997                 11.87         5.6        2.4      5.0             22.5
   1996                  8.44         6.0        2.4      6.0             20.0

Option under the
 Executive Incentive Plan
   1998                $10.74         4.7%       2.4%     5.0 years       22.3%
   1997                 11.98         5.6        2.4      5.0             22.5
   1996                  8.44         6.0        2.4      6.0             20.0
===============================================================================



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

Total profit sharing and pension plan expenses amounted to $55,607,000, $60,082,000 and $54,543,000 in 1998, 1997 and 1996, respectively. Excluding
Telerate, total profit sharing and pension plan expenses for 1998, 1997 and 1996 were as follows: $48,645,000, $43,815,000 and $38,283,000.







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

The following sets forth the plan's status reconciled with amounts reported in the company's consolidated balance sheets at December 31.



===============================================================================
(in thousands)                                                1998        1997
-------------------------------------------------------------------------------
Benefit obligation at January 1                           $133,487    $117,042
  Service cost                                               8,267       7,889
  Interest cost                                              9,293       8,728
  Special termination benefit                                7,309
  Plan amendments                                            3,144       3,275
  Actuarial loss (gain)                                      5,477        (522)
  Curtailment gain                                         (11,800)
  Benefits paid:
    Company contributions                                   (4,609)     (4,085)
    Plan participant contributions                           1,294       1,320
                                                             -----       -----
    Benefits paid                                           (3,315)     (2,765)
-------------------------------------------------------------------------------
Benefit obligation at December 31                          151,862     133,647
  Unrecognized prior service cost                           (6,302)     (1,540)
  Unrecognized net actuarial loss                           (2,765)     (3,139)
-------------------------------------------------------------------------------
Accrued postretirement benefit liability at December 31   $142,795    $128,968
===============================================================================

The special termination benefit resulted from acceleration of service cost for employees who elected to retire under the company's voluntary separation incentive program. A curtailment gain was recognized in conjunction with the sale of Telerate since its employees are no longer covered by the company's benefit plans.

Pretax postretirement benefit expense included the following components:


===============================================================================
(in thousands)                                     1998        1997        1996
-------------------------------------------------------------------------------
Service cost                                    $ 8,267     $ 7,889     $ 7,316
Interest cost                                     9,293       8,728       7,547
Special termination benefit                       5,183
Curtailment gain                                 (5,600)
-------------------------------------------------------------------------------
  Net periodic postretirement benefit cost      $17,143     $16,617     $14,863
===============================================================================

A 9% annual rate of increase in the per capita costs of covered health care benefits was assumed for 1999, gradually decreasing to 4.5% by the year 2006 and remaining at that rate thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1998, by $24.8 million and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1998 by $3.7 million. Conversely, a one percentage point decline in the assumed health care cost trend rates would lower the benefit obligation at the end of 1998 by $20.7 million and reduce the
aggregate of the service and interest cost by $3 million.   A discount rate of
6.75% was used to determine the accumulated postretirement benefit obligation as of December 31, 1998.

At December 31, 1997, the company's accumulated postretirement benefit obligation was calculated using a discount rate of 7% and a health care cost trend rate of 9.5% for 1998 decreasing to 5% by the year 2006.


NOTE 12.  COMMITMENTS AND CONTINGENCIES

Commitments for capital expenditures amounted to $47,020,000 at December 31, 1998.

Noncancelable leases require minimum rental payments through 2011 totaling $268,831,000. Payments required for the years 1999 through 2003 are as follows:


===============================================================================
(in thousands)                 1999       2000       2001        2002      2003
-------------------------------------------------------------------------------
                            $51,720    $45,025    $41,487     $33,695   $28,653
===============================================================================

These leases are principally for office space and equipment and contain renewal and escalation clauses. Total rental expense amounted to $89,391,000 in 1998, $120,011,000 in 1997 and $112,075,000 in 1996. Excluding Telerate, total rental expense was $76,320,000 in 1998, $85,755,000 in 1997 and  $81,377,000 in
1996.

The company has guaranteed payment under certain circumstances of certain annual minimum payments for data acquired by Telerate (now wholly owned by Bridge Information Systems, Inc.) from Cantor Fitzgerald Securities and Market Data Corporation under contracts entered into during the period when Telerate was a subsidiary of the company. The annual minimum payments average approximately $50 million per year through October 2006. Bridge has agreed to indemnify the company if the company is required to make any payments under the guarantee.

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

NOTE 13.  PER SHARE AMOUNTS

Basic earnings (loss) per share was $0.09 in 1998, $(8.36) in 1997 and $1.96 in 1996. The per share amounts have been computed on the basis of the weighted-average number of shares outstanding (95,180,000 shares in 1998, 95,993,000 shares in 1997 and 96,703,000 shares in 1996).



Diluted earnings (loss) per share have been computed as follows:
===============================================================================
(in thousands except
 per share amounts)                  1998 (2)          1997 (3)        1996 (4)
-------------------------------------------------------------------------------
Net income (loss)                    $ 8,362         $(802,132)        $189,969

Weighted-average shares
 outstanding - basic                  95,180            95,993           96,703
Stock options                            961                                551
Other, principally contingent
 stock rights                            263                                117
                                      ------            ------           ------
Weighted-average shares
 outstanding  - diluted (1)           96,404            95,993           97,371

Diluted earnings (loss) per share      $ .09            $(8.36)           $1.95
===============================================================================


(1) The diluted average shares outstanding have been determined by assuming the proceeds from the exercise of outstanding options were used to acquire treasury stock at the average market value of the stock during the year.

(2) Options to purchase 888,000 shares in 1998 at $50.75 were excluded from the diluted earnings per share calculation because the options' exercise price was greater than the average market price for 1998.

(3) Options and contingent stock rights outstanding at December 31, 1997, as shown in Note 9 to the financial statements beginning on page 42 of this Form 10-K, have been excluded from the diluted loss per share in 1997 because to include such securities would be antidilutive. Including the dilution from outstanding options and contingent stock rights would have resulted in weighted-average diluted shares outstanding of 96,947,000 for the year 1997.

(4) Options to purchase 290,000 shares in 1996 at ranges of $41.09 to $54.25 were excluded from the diluted earnings per share calculation because the options' exercise prices were greater than the average market price for 1996.


NOTE 14.  RECLASSIFICATIONS

Certain amounts for prior years have been reclassified for comparative purposes.



NOTE 15.  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The summary of unaudited 1998 and 1997 quarterly financial data shown on pages 57 and 58 of this report is incorporated herein by reference.

NOTE 16.  BUSINESS SEGMENTS

In 1998 the company realigned its operating segments. The company's business and financial news and information operations are reported in two segments: print publishing and electronic publishing, while the results of the company's Ottaway Newspapers subsidiary continues to be reported in the community newspapers segment.

Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations. Electronic publishing includes the operations of Dow Jones Newswires, Dow Jones Interactive Publishing and Dow Jones Indexes. Ottaway Newspapers publishes 19 daily newspapers and 15 weekly newspapers in communities throughout the U.S.

The company's operations by business segment and geographic area were as follows:


Financial Data by Business Segment
==============================================================================
(in thousands)                               1998          1997           1996
------------------------------------------------------------------------------
Revenues (1)
Print publishing                      $ 1,161,939   $ 1,143,395    $ 1,044,261
Electronic publishing (2)                 393,178       363,232        312,561
Community newspapers                      317,087       300,611        287,511
                                       ----------    ----------     ----------
  Segment revenues                      1,872,204     1,807,238      1,644,333
Divested/joint ventured operations:
 Print and television operations (3)                     21,091         20,822
 Telerate                                 285,902       744,189        816,437
                                       ----------    ----------     ----------
  Consolidated revenues               $ 2,158,106   $ 2,572,518    $ 2,481,592
------------------------------------------------------------------------------
Income (loss) before taxes and
 minority interests
Print publishing                      $   173,582   $   247,191    $   183,897
Electronic publishing                      56,060        61,089         62,900
Community newspapers                       44,760        50,584         43,766
Corporate                                 (22,602)      (18,189)       (22,052)
                                       ----------    ----------     ----------
  Segment operating income (4)            251,800       340,675        268,511
Divested/joint ventured operations:
 Print and television operations                        (18,239)       (36,798)
 Telerate                                 (33,227)   (1,064,410)       105,267
                                       ----------    ----------     ----------
  Consolidated operating income (loss)    218,573      (741,974)       336,980
Equity in losses of associated companies  (21,653)      (49,311)        (5,408)
(Loss) gain on sale of businesses and
  investments                            (126,085)       52,595         14,315
Other income (deductions), net                823       (25,194)       (14,627)
                                       ----------    ----------     ----------
Income (loss) before taxes and
 minority interests                   $    71,658   $  (763,884)   $   331,260
------------------------------------------------------------------------------



Financial Data by Business Segment (cont.)
==============================================================================
(in thousands)                               1998          1997           1996
------------------------------------------------------------------------------
EBITDA (5)

Print publishing                      $   272,005   $   303,837    $   225,328
Electronic publishing                      88,409       101,285         81,167
Community newspapers                       78,644        67,138         59,645
Corporate                                 (22,602)      (18,189)       (22,052)
                                       ----------    ----------     ----------
  Segment EBITDA                          416,456       454,071        344,088
Divested/joint ventured operations:
 Print and television operations                        (15,484)       (32,228)
 Telerate                                  20,671        71,436        242,876
                                       ----------    ----------     ----------
  Consolidated EBITDA                 $   437,127   $   510,023    $   554,736
------------------------------------------------------------------------------
Depreciation and amortization expense
Print publishing                      $    48,509   $    51,934    $    41,431
Electronic publishing                      22,488        23,147         18,267
Community newspapers                       17,544        16,554         15,879
                                       ----------    ----------     ----------
  Segment depreciation/
  amortization expense                     88,541        91,635         75,577
Divested/joint ventured operations:
 Print and television operations                          2,755          4,570
 Telerate                                  53,898       156,344        137,609
                                       ----------    ----------     ----------
  Consolidated depreciation/
  amortization expense                $   142,439   $   250,734    $   217,756
------------------------------------------------------------------------------
Assets at December 31, (6)
Print publishing                      $   667,422   $   571,527    $   507,410
Electronic publishing                     202,875       156,859        143,929
Community newspapers                      213,884       222,609        223,860
                                       ----------    ----------     ----------
  Segment assets                        1,084,181       950,995        875,199
Cash and investments                      407,141       218,824        275,240
Divested/joint ventured operations                      749,915      1,609,192
                                       ----------    ----------     ----------
  Consolidated assets                 $ 1,491,322   $ 1,919,734    $ 2,759,631
------------------------------------------------------------------------------
Capital expenditures
Print publishing                      $   120,699   $    78,342    $    78,738
Electronic publishing                      38,719        39,235         25,679
Community newspapers                       11,075        12,625          9,326
                                       ----------    ----------     ----------
  Segment capital expenditures            170,493       130,202        113,743
Divested/joint ventured operations         55,341       217,595        118,435
                                       ----------    ----------     ----------
  Consolidated capital expenditures   $   225,834   $   347,797    $   232,178
==============================================================================

                                     PAGE 52

Financial Data by Geographic Area
==============================================================================
(in thousands)                              1998           1997           1996
------------------------------------------------------------------------------
Revenues (7)
United States                        $ 1,786,861    $ 1,890,457    $ 1,748,800
International                            371,245        682,061        732,792
                                      ----------     ----------     ----------
  Consolidated revenues              $ 2,158,106    $ 2,572,518    $ 2,481,592
------------------------------------------------------------------------------
Plant and Property, net of
 accumulated depreciation
United States                        $   587,700    $   672,110    $   618,359
International                             14,417        111,927        121,041
                                      ----------     ----------     ----------
  Consolidated plant and
  property, net                      $   602,117    $   784,037    $   739,400
==============================================================================

Notes:
(1) Revenues shown represent revenues from external customers. Transactions between segments are not significant.
(2) Electronic publishing revenue in 1997 included $31 million in one-time fees for licensing the Dow Jones Averages.
(3) Divested/Joint Ventured print and television operations include the results of European Business News, a television operation which merged with CNBC Europe December 1997; Dow Jones Investor Network, a multimedia product which was discontinued January 1997; American Demographics, Inc. (sold March 1997); and IDD Enterprises' print publishing unit (sold November 1997).
(4) Included within segment operating income were restructuring charges as follows:


(in thousands)                  1998         1997

   Print publishing             $49,914      $ 4,712
   Electronic publishing          9,861       17,049
   Community newspapers          16,340
                                 ------       ------
       Total restructuring      $76,115      $21,761


   Approximately $20 million of the 1998 restructuring charge for the print publishing segment reflected a noncash write-down of plant and property. The 1997 charge for electronic publishing was largely the result of noncash write-downs as well.


Excluding restructuring charges, segment operating income was as follows:

(in thousands)                  1998         1997       1996

   Print publishing            $223,496     $251,903   $183,897
   Electronic publishing *       65,921       78,138     62,900
   Community newspapers          61,100       50,584     43,766
   Corporate                    (22,602)     (18,189)   (22,052)
                                -------      -------    -------
                               $327,915     $362,436   $268,511


* Includes one-time index licensing fees, net of expenses, of $26.5 million in 1997.

(5) EBITDA is computed by the company as operating income excluding depreciation and amortization and restructuring charges. EBITDA is a measure used by the company's management in determining a business unit's performance. EBITDA may be calculated differently by other companies and investors should not view the company's calculation of EBITDA as an alternative to GAAP measurements such as operating income, net income and cash flows provided by or used in operating, investing and financing activities.
(6) Net assets, computed as total assets net of current liabilities, by segment are shown below:


    (in thousands)                           1998          1997           1996

    Print publishing                    $ 257,086     $ 202,848      $ 146,938
    Electronic publishing                 124,859        92,498         90,544
    Community newspapers                  177,537       189,052        193,511
                                         --------      --------       --------
       Segment net assets *             $ 559,482     $ 484,398      $ 430,993

EBITDA return on net assets (RONA):
    Print publishing                        105.8%        149.8%         153.3%
    Electronic publishing                    70.8         109.5           89.6
    Community newspapers                     44.3          35.5           30.8

       All segments                          74.4%         93.7%          79.8%


* Segment level net assets exclude corporate net assets and net assets related to divested/joint ventured operations.



(7) Revenues excluding Telerate were the following:

    (in thousands)                          1998         1997        1996

              United States           $1,695,981   $1,665,483   $1,510,461
              International              176,223      162,846      154,694
                                       ---------    ---------    ---------
  Total revenues, excluding Telerate  $1,872,204   $1,828,329   $1,665,155



NOTE 17.  FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The carrying values of the company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The fair value of the following financial instruments, as of December 31, 1998 and 1997, was determined primarily by reference to dealer markets and market prices.


===============================================================================
(in thousands)                                     Fair Value    Carrying Value
-------------------------------------------------------------------------------
1998
Other investments                                    $275,858          $223,785
Long-term debt                                        151,673           149,889
-------------------------------------------------------------------------------
1997
Other investments                                    $ 85,985          $ 85,290
Long-term debt                                        228,136           228,806
===============================================================================

The increase in fair value over the 1998 carrying value primarily reflects the appreciation on the company's investment in OptiMark Technologies, Inc. based on the market price of fourth quarter 1998 sales.

Other investments include marketable equity securities, namely shares in United States Satellite Broadcasting Company, Inc. (USSB), a provider of direct satellite television programming, and Nation Multimedia Group Public Co., Ltd, a media company in Thailand, which are carried at their fair value. At the end of 1998, the fair value of these investments was $63.8 million, reflecting a gross unrealized gain of $35.7 million on the USSB investment and a gross unrealized loss of $3.1 million on the investment in Nation Multimedia Group. At December 31, 1997, the fair value of these investments was $35.5 million, representing a gross unrealized gain of $10 million on the USSB investment and a gross unrealized loss of $4.3 million on the investment in Nation Multimedia Group. Also included in other investments at December 31, 1998 was $150 million of 5 year, convertible, 4% Bridge preferred stock. The company has determined that there has been no diminution of carrying value of the Bridge stock at year end.

In December 1998, Hughes Electronics Corp., a unit of General Motors Corp., agreed to acquire USSB. The purchase, which is subject to regulatory approval, entitles shareholders of USSB consideration of .3775 shares of General Motors Class H stock (GMH) or its cash equivalent. The actual purchase price will be based on the weighted-average price of GMH shares during a 20-day period ending two days prior to closing.


Concentrations of Credit Risk

Financial instruments that potentially could subject the company to concentrations of credit risk consist largely of trade accounts receivables and the $150 million of 5 year, convertible, 4% preferred stock of Bridge.

With respect to trade accounts receivables, the company sells print and electronic information products worldwide to a wide variety of customers in the financial, business and private investor marketplaces. The concentration of credit risk with respect to trade receivables is slight due to the large number and geographic dispersion of customers that comprise the company's customer base.

STATEMENT OF MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Stockholders of Dow Jones & Company, Inc.:

Management has prepared and is responsible for the consolidated financial statements and related information in the Annual Report. The financial statements, which include amounts based on judgment, have been prepared in conformity with generally accepted accounting principles consistently applied.

Management has developed and continues to maintain a system of internal accounting and other controls for the company and its subsidiaries. Management believes these controls provide reasonable assurance that assets are safeguarded from loss or unauthorized use and that the company's financial records are a reliable basis for preparing the financial statements. The company's system of internal controls is supported by written policies, including a code of conduct, a program of internal audits, and by a program of selecting and training qualified staff. Underlying the concept of reasonable assurance is the premise that the cost of control should not exceed the benefit derived.

PricewaterhouseCoopers LLP, independent accountants, have audited the consolidated financial statements as described in their report. The report expresses an independent opinion on the fairness of presentation of the financial statements and, in so doing, provides an independent objective assessment of the manner in which management meets its responsibility for fairness and accuracy in financial reporting.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of Dow Jones & Company, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP


New York, New York
January 25, 1999

                                     PAGE 57

                    QUARTERLY CONSOLIDATED STATEMENTS OF LOSS
                                  (UNAUDITED)
                              Dow Jones & Company
           For the fourth quarters ended December 31, 1998 and 1997

============================================================================
(in thousands, except
 per share amounts)                                         1998        1997
----------------------------------------------------------------------------
REVENUES:
Advertising                                            $ 278,044  $  291,586
Information services                                      96,341     279,646
Circulation and other                                    117,473     118,253
----------------------------------------------------------------------------
    Total revenues                                       491,858     689,485
----------------------------------------------------------------------------
EXPENSES:
News, operations and development                         141,850     249,422
Selling, administrative and general                      163,666     237,942
Newsprint                                                 41,753      44,333
Second class postage and carrier delivery                 31,130      30,683
Depreciation and amortization                             21,003      68,999
Restructuring                                             59,775   1,001,263
----------------------------------------------------------------------------
    Operating expenses                                   459,177   1,632,642
----------------------------------------------------------------------------
    Operating income (loss)                               32,681    (943,157)

OTHER INCOME (DEDUCTIONS):
Investment income                                          4,699         910
Interest expense                                          (1,764)     (4,445)
Equity in losses of associated companies                  (8,025)    (27,280)
(Loss) gain on disposition of businesses
 and investments                                          (5,088)     46,416
Other, net                                                  (892)     (6,741)
----------------------------------------------------------------------------
Income (loss) before income taxes and
 minority interests                                       21,611    (934,297)
Income taxes (benefit)                                    22,073     (45,026)
----------------------------------------------------------------------------
Loss before minority interests                              (462)   (889,271)
Minority interests in earnings of subsidiaries               (36)        (44)
----------------------------------------------------------------------------
NET LOSS                                               $    (498) $ (889,315)
============================================================================
PER SHARE:
Net loss per share:
   Basic                                                 $  (.01)    $ (9.22)
   Diluted                                                  (.01)      (9.22)
Weighted-average shares outstanding:
   Basic                                                  93,225      96,465
   Diluted                                                93,225      96,465
----------------------------------------------------------------------------
Cash dividends                                           $   .24     $   .24
============================================================================

                                     PAGE 58

                        SUMMARY OF QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)
                             Dow Jones & Company

===============================================================================
                                        Quarters Ended
(in thousands except        ---------------------------------------
 per share amounts)         March 31   June 30  Sept. 30    Dec. 31        Year
-------------------------------------------------------------------------------
1998
Consolidated: (1)
  Revenues                  $621,481  $601,142  $443,625  $ 491,858  $2,158,106
  Operating income            55,478    85,864    44,550     32,681     218,573
  Net income (loss)           34,698   (51,697)   25,859       (498)      8,362
  Per Share:
    Basic                        .36      (.54)      .27       (.01)        .09
    Diluted                      .35      (.54)      .27       (.01)        .09
-------------------------------------------------------------------------------
1997
Consolidated: (2)
  Revenues                  $605,963  $640,744  $636,326  $ 689,485  $2,572,518
  Operating income (loss)     62,162    78,027    60,994   (943,157)   (741,974)
  Net income (loss)           25,399    34,906    26,878   (889,315)   (802,132)
  Per Share:
    Basic                        .27       .36       .28      (9.22)      (8.36)
    Diluted                      .26       .36       .28      (9.22)      (8.36)
===============================================================================

(1) The company recorded a net after-tax loss of $103.7 million on the sale of businesses and investments in 1998. The first quarter included a net gain of $10.1 million from the sales of the company's interests in WBIS+ TV and Mediatex Communications Corp. A net loss of $123 million was recorded on the disposition of Telerate ($98 million loss recorded in the second quarter and an additional $25 million in the fourth). Also the fourth quarter included a net gain of $9.2 million principally from the sale of a portion of the company's holding in OptiMark Technologies, Inc.

Operating income in 1998 included restructuring charges of $76.1 million ($16.3 million was recorded in the third quarter, $59.8 million in the fourth quarter). See Note 3 on page 36 of this Form 10-K.


(2) Gains on the disposal of businesses and investments in 1997 included a first-quarter net gain of $3.6 million from the sale of the company's American Demographics subsidiary and a fourth-quarter gain of $27.7 million from the disposal of the company's interests in Bear Island Paper Company, L.P. and Bear Island Timberlands Company, L.P. Additionally, 1997 included a net enhancement from one-time index licensing fees of $15.6 million, of which $10.6 million was earned in the third quarter and the remainder split between the second and fourth quarters.

The fourth quarter and year-to-date 1997 operating losses include restructuring costs of $1 billion.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.


PART III.

ITEM 10.  Directors and Executive Officers of the Registrant.

The information required by this item with respect to directors of the company is incorporated by reference to the tables, including the footnotes thereto, appearing on pages 9 to 10 of the 1999 Proxy Statement and to the material in footnote 5 on page 6 of the 1999 Proxy Statement. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material on page 22 of the 1999 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." For the information required by this item relating to executive officers, see Part I, page 10 of this 1998 Form 10-K.


ITEM 11.  Executive Compensation.

The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the caption
"Executive Compensation" on pages 12 to 14 of the 1999 Proxy Statement, the material appearing under the captions "Separation Plan for Management" and "Kennth L. Burenga Separation Agreement" on page 15 of the 1999 Proxy Statement, and to the material appearing in the first four paragraphs on page 11 of the 1999 Proxy Statement.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing on pages 2 to 7 of the 1999 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Management."


ITEM 13.  Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to footnotes 1 and 6 on page 10 of the 1999 Proxy Statement.

PART IV.
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

14(a)(1)Financial Statements:                                   Page Reference
                                                                --------------
Included in Part II, Item 8 of this report:

	Consolidated statements of income (loss) for the years
  	ended December 31, 1998, 1997 and 1996                           28

	Consolidated balance sheets, December 31, 1998 and
	1997                                                             29-30

	Consolidated statements of cash flows for the
  	years ended December 31, 1998, 1997 and 1996                     31

	Consolidated statements of stockholders' equity for the
 	years ended December 31, 1998, 1997 and 1996                    32-33

	Notes to financial statements                                    34-54

	Report of independent accountants                                  56


   	(a) (2)  Financial Statement Schedules:

	Included in Part IV of this report:

	Report and consent of independent accountants                      65

  	II - Valuation and qualifying accounts and reserve               66


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

10.3 Lease, as amended, between the Company and Olympia and York Battery Park Company, of space in The World Financial Center, New York City, is hereby incorporated by reference to Exhibit 10.9 to its Form 10-K for the year ended December 31, 1983.

10.4 Dow Jones 1988 Executive Incentive Plan, as amended, is hereby incorporated by reference to Exhibit 19 to its Form 10-Q for the quarter ended June 30, 1988.

10.5 Lease, as amended, between the Company and Waterfront Associates, of space at Harborside Plaza Two, Jersey City, N.J. is hereby incorporated by reference to Exhibit 10.15 to its Form 10-K for the year ended December 31, 1989.

10.6 Dow Jones 1991 Stock Option Plan, as amended, is hereby incorporated by reference to Exhibit 19.2 to its Form 10-Q for the quarter ended September 30, 1991.

10.7 Dow Jones 1992 Long term Incentive Plan is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended March 31,1992.

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

    Exhibit
    Number     Document
    -------    --------

    10.10 First Amendment to the Dow Jones Credit Agreement dated December 31, 1997 between the company and The Chase Manhattan Bank is hereby incorporated by reference to Exhibit 10.10 to its Form 10-K for the year ended December 31, 1997.

    10.11 Retirement Agreement dated December 30, 1997 between the company and Mr. Valenti is hereby incorporated by reference to Exhibit to its Form 10-K for the year ended December 31, 1997.

    10.12 Dow Jones 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.2 to its Form 10-Q for the quarter ended March 31, 1998.

  * 10.13    Separation Plan for Senior Management

  * 10.14 Separation Agreement and Release of Claims dated December 2, 1998 between the company and Mr. Kenneth L. Burenga.

    21       List of Subsidiaries

    23 Consent of PricewaterhouseCoopers LLP, independent accountants, is contained on page 65 of this report.

  * 27       Financial Data Schedule


  * Securities and Exchange Commission and New York Stock Exchange copies only.

  (b)   Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of the 1998 fiscal year.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          DOW JONES & COMPANY, INC.



                                        By   Lawrence K. Kinsella
                                           -------------------------
                                                 Comptroller
                                          (Chief Accounting Officer)


Dated: March 23, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                       Date
---------                          -----                       ----

 Peter R. Kann
--------------------------         Chairman of the Board       March 23, 1999
                                   Chief Executive Officer

 Jerome H. Bailey
--------------------------         Executive Vice President    March 23, 1999
                                   Chief Financial Officer

 Rand V. Araskog
--------------------------         Director                    March 23, 1999


 Christopher Bancroft
--------------------------         Director                    March 23, 1999


 William C. Cox
--------------------------         Director                    March 23, 1999


 Harvey Golub
--------------------------         Director                    March 23, 1999

Signature                          Title                       Date
---------                          -----                       ----


 Roy Hammer
--------------------------         Director                    March 23, 1999


 Leslie Hill
--------------------------         Director                    March 23, 1999


 Irvine O. Hockaday, Jr.
--------------------------         Director                    March 23, 1999


 Vernon E. Jordan, Jr.
--------------------------         Director                    March 23, 1999


 David K.P. Li
--------------------------         Director                    March 23, 1999


 Jane C. MacElree
--------------------------         Director                    March 23, 1999


 M. Peter McPherson
--------------------------         Director                    March 23, 1999


 Frank N. Newman
--------------------------         Director                    March 23, 1999


 James H. Ottaway, Jr.
--------------------------         Director                    March 23, 1999


 William C. Steere, Jr.
--------------------------         Director                    March 23, 1999

INDEPENDENT ACCOUNTANTS' REPORT ON FINANCIAL STATEMENT SCHEDULES
----------------------------------------------------------------

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 25, 1999 appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) on page 60 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

New York, New York
January 25, 1999




CONSENT OF INDEPENDENT ACCOUNTANTS
----------------------------------

We consent to the incorporation by reference in the Registration Statements on Form S-3 (File No. 333-2071) and Form S-8 (File Nos. 2-72684, 33-45962,
33-45963, 33-49311, 33-55079, 33-357175, 33-370921, and 33-367523) of
Dow Jones & Company, Inc. of our report dated January 25, 1999 appearing on page 56 of this 1998 Form 10-K. We also consent to the incorporation by reference of our report on the financial statement schedule, which appears above.




PRICEWATERHOUSECOOPERS LLP


New York, New York
March 23, 1999


                                                                                                Schedule II
                                                 DOW JONES & COMPANY, INC.
                                                   and its Subsidiaries

                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                   for the years ended December 31, 1998, 1997 and 1996
                                                     (in thousands)

                                                            Additions
                                                    ------------------------
                                       Balance at   Charged to     Charged                        Balance
                                       Beginning     Cost and      to Other                       at End
          Description                  of Period     Expenses     Accounts(A)  Deductions(B)     of Period
          -----------                  ---------    ---------     ----------   ------------      ---------

Year ended December 31, 1998:
  Reserves deducted from assets -
    Allowance for doubtful accounts      $16,445     $  4,623         $3,234        $17,661       $  6,641
                                         =======     ========         ======        =======       ========

    Tax valuation allowance                 -        $222,504            -             -          $222,504
                                         =======     ========         ======        =======       ========

Year ended December 31, 1997:
  Reserves deducted from assets -
    allowance for doubtful accounts      $16,234     $ 10,743         $4,134        $14,666       $ 16,445
                                         =======     ========         ======        =======       ========

Year ended December 31, 1996:
  Reserves deducted from assets -
    allowance for doubtful accounts      $13,402     $  8,827         $4,062        $10,057       $ 16,234
                                         =======     ========         ======        =======       ========

Notes:
(A) Recoveries of accounts previously written off and reductions of revenue.
(B) Accounts written off as uncollectible and credits issued to customers and in 1998 includes a deduction of $9,955,000 resulting from the divestiture of Telerate.
