Form 10-Q
period 1999-03-31
DOW JONES & CO INC
filed 1999-05-13
CIK 29924

                            UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999


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

   The number of shares outstanding of each of the issuer's classes of common stock on March 31, 1999: 69,310,465 shares of Common Stock and 21,272,296 shares of Class B Common Stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                           CONDENSED CONSOLIDATED
                            STATEMENTS OF INCOME
                          Dow Jones & Company, Inc.

==========================================================================
(in thousands except                               Quarters Ended March 31
per share amounts)                                      1999          1998
--------------------------------------------------------------------------
Revenues:
Advertising                                         $254,727      $244,666
Information services                                  94,907       267,383
Circulation and other                                112,448       109,432
--------------------------------------------------------------------------
  Total revenues                                     462,082       621,481
--------------------------------------------------------------------------
Expenses:
News, operations and development                     128,181       217,508
Selling, administrative and general                  169,661       225,759
Newsprint                                             37,395        39,855
Second class postage and carrier delivery             29,015        28,268
Depreciation and amortization                         25,016        54,613
--------------------------------------------------------------------------
  Operating expenses                                 389,268       566,003
--------------------------------------------------------------------------
  Operating income                                    72,814        55,478

Other Income (Deductions):
Investment income                                      2,875           907
Interest expense                                      (1,581)       (2,682)
Equity in losses of associated companies              (3,691)       (6,007)
Gain on disposition of businesses and investments     10,618        15,390
Other, net                                               450          (174)
--------------------------------------------------------------------------
Income before income taxes                            81,485        62,912
Income taxes                                          29,963        28,214
--------------------------------------------------------------------------
Net Income                                          $ 51,522      $ 34,698
==========================================================================
Per Share:

Net income per share:
  - Basic                                               $.56          $.36
  - Diluted                                              .56           .35

Weighted-average shares outstanding:
  - Basic                                             91,394        96,878
  - Diluted                                           92,164        98,248

Cash dividends                                          $.24          $.24
--------------------------------------------------------------------------
Comprehensive income                                $ 64,845      $ 38,884
==========================================================================
See notes to condensed consolidated financial statements.


                                PAGE 3

                         CONDENSED CONSOLIDATED
                        STATEMENTS OF CASH FLOWS
                        Dow Jones & Company, Inc.

==========================================================================
                                               Three Months Ended March 31
(in thousands)                                          1999          1998
--------------------------------------------------------------------------
Operating Activities:
Net income                                          $ 51,522      $ 34,698
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                         25,016        54,613
Changes in assets and liabilities                    (32,685)      (16,246)
Other, net	                                          (4,243)       (6,152)
--------------------------------------------------------------------------
    Net cash provided by operating activities         39,610        66,913
--------------------------------------------------------------------------
Investing Activities:
Additions to plant and property                      (54,556)      (64,674)
Businesses and investments acquired,
 net of cash received                                 (9,836)      (36,190)
Disposition of businesses and investments             13,250       127,629
Other, net                                               239         1,802
--------------------------------------------------------------------------
    Net cash (used in) provided by
      investing activities                           (50,903)       28,567
--------------------------------------------------------------------------
Financing Activities:
Cash dividends                                       (22,077)      (23,227)
Reduction of long-term debt                                        (63,016)
Repurchase of treasury stock, net of put premiums    (70,500)
Other, net                                             3,999        16,444
--------------------------------------------------------------------------
    Net cash used in financing activities            (88,578)      (69,799)
--------------------------------------------------------------------------
Effect of exchange rate changes on cash                 (204)          938
--------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents    (100,075)       26,619
Cash and cash equivalents at beginning of year       142,877        23,763
--------------------------------------------------------------------------
Cash and cash equivalents at March 31               $ 42,802      $ 50,382
==========================================================================
See notes to condensed consolidated financial statements.


                                PAGE 4

                       CONDENSED CONSOLIDATED
                            BALANCE SHEETS
                      Dow Jones & Company, Inc.

==========================================================================
                                                 March 31      December 31
(in thousands)                                       1999             1998
--------------------------------------------------------------------------
Assets:
Cash and cash equivalents                      $   42,802       $  142,877
Accounts receivable-trade, net                    226,563          236,928
Accounts receivable-other                          22,224           19,038
Inventories                                        11,140           11,386
Deferred income taxes                              13,594           13,992
Prepaid expenses                                   18,782           18,068
--------------------------------------------------------------------------
  Total current assets                            335,105          442,289
--------------------------------------------------------------------------
Investments in associated companies,
 at equity                                         40,768           41,406
Other investments                                 235,354          222,858
Plant and property, at cost                     1,626,210        1,575,781
Less, accumulated depreciation                    997,122          973,664
--------------------------------------------------------------------------
                                                  629,088          602,117
Goodwill, less accumulated amortization            85,653           86,554
Deferred income taxes                              69,019           67,171
Other assets                                       29,525           28,927
--------------------------------------------------------------------------
  Total assets                                 $1,424,512       $1,491,322
==========================================================================
Liabilities:
Accounts payable and accrued liabilities       $  260,212       $  324,190
Income taxes                                       53,777           37,198
Unearned revenue                                  242,911          238,409
--------------------------------------------------------------------------
  Total current liabilities                       556,900          599,797
Long-term debt                                    149,903          149,889
Other noncurrent liabilities                      231,062          232,296
--------------------------------------------------------------------------
  Total liabilities                               937,865          981,982
--------------------------------------------------------------------------
Stockholders' Equity:
Common stock                                      102,181          102,181
Additional paid-in capital                        135,598          137,479
Retained earnings                                 653,684          624,239
Accumulated other comprehensive income             49,136           35,813
--------------------------------------------------------------------------
                                                  940,599          899,712
Less, treasury stock, at cost                     453,952          390,372
--------------------------------------------------------------------------
  Total stockholders' equity                      486,647          509,340
--------------------------------------------------------------------------
  Total liabilities and stockholders' equity   $1,424,512       $1,491,322
==========================================================================
See notes to condensed consolidated financial statements.


                       NOTES TO FINANCIAL STATEMENTS
                         Dow Jones & Company, Inc.

1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of March 31, 1999, and December 31, 1998, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 1999 and 1998. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. The first quarter of 1999 included a net gain of $10.6 million, or 12 cents per share, from the sale of a portion of the company's minority interest in OptiMark Technologies, Inc.

3. The first quarter of 1998 included a net gain of $10.1 million, or 11 cents per share, from the sales of the company's interests in WBIS+ TV (eight cents per share) and Mediatex Communications Corp. (Mediatex), publisher of Texas Monthly magazine (three cents per share).

4. The first quarter of 1998 included the operating results of the company's former Telerate subsidiary (formerly, Dow Jones Markets). On May 29, 1998, the company completed the sale of Telerate to Bridge Information Systems, Inc. Pro forma statements of income that exclude Telerate operating results are presented as supplemental data in the Other Information section on pages 19 through 21 of this Form 10-Q. Certain liabilities included in the accrued liabilities as of March 31, 1999 and December 31, 1998 are principally related to long-term contracts the company had entered into when Telerate was a wholly-owned subsidiary.

5. The company has guaranteed payment under certain circumstances of certain annual minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities and Market Data Corporation under contracts entered into during the period when Telerate was a subsidiary of the company. The annual minimum payments average approximately $50 million per year through October 2006. Bridge has agreed to indemnify the company if the company is required to make any payments under the guarantee.

6. In the first quarter of 1999, the company repurchased 1.54 million shares of its common stock at an aggregate price of $70.5 million. Additionally, the company sold put options (puts) on approximately 333,000 shares bringing to 1 million the number of shares subject to puts at March 31, 1999. Outstanding puts could obligate the company to repurchase up to $43.5 million of its common stock (net of premiums received on outstanding puts ) over the next eight months.

                       Dow Jones & Company, Inc.

7. In March 1998, Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" was issued by the AICPA Accounting Standards Executive Committee (AcSEC) to address whether and under what conditions the costs of internal-use software should be capitalized. The company has adopted SOP 98-1 as of the beginning of its fiscal year, January 1999. In first quarter of 1999, the company capitalized internal-use software costs of approximately $1.2 million. The effect on earnings due to capitalization of the internal-use software was an earnings enhancement of approximately $0.01 per diluted share ($0.7 million net of tax).

8. In January 1999, the company adopted the Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". The company purchases foreign-exchange contracts that are designated as cash flow hedges of anticipated operating expenses that are denominated in foreign currencies. These contracts are entered into to protect against the risk that such expenses will be adversely affected by changes in exchange rates. Such losses could be significant if a major unanticipated devaluation were to occur. In the first quarter of 1999, $0.5 million of net losses related to these derivatives were included in the cumulative foreign currency translation adjustment. At March 31, 1999, the company has outstanding foreign-exchange contracts that expire monthly through December 15, 1999. (See note 9).

    By using these derivative instruments the company is exposed to the adverse effect that a change in currency has on the value of a financial instrument. The company manages this market risk by establishing and monitoring limits as to the degree of risk that may be undertaken. The company's derivatives activities are monitored by its treasury and finance functions.


9.  Comprehensive income was computed as follows:
==========================================================================
                                               Three Months Ended March 31
(in thousands)                                          1999          1998
--------------------------------------------------------------------------
Net income                                           $51,522       $34,698

Foreign currency translation
 adjustments (See note 8)                               (456)         (182)

Unrealized gain on investments                        13,779         4,368
--------------------------------------------------------------------------
Comprehensive income                                 $64,845       $38,884
==========================================================================


                                PAGE 7

10. Diluted earnings per share have been computed as follows:
==========================================================================
(in thousands, except                          Three Months Ended March 31
 share amounts)                                         1999          1998
--------------------------------------------------------------------------
Net income                                           $51,522       $34,698

Weighted-average shares
 outstanding - basic                                  91,394        96,878
  Stock options                                          660         1,209
  Other, principally
   contingent stock rights                               110           161
--------------------------------------------------------------------------
Weighted-average shares
 outstanding - diluted                                92,164        98,248

Diluted earnings per share                              $.56          $.35
==========================================================================
    Certain employee stock options and put options have been excluded from diluted earnings per share in 1999 because to include such securities would be antidilutive.

11. Certain of the 1998 amounts have been reclassified for comparative purposes.

12. The table on the following page compares revenues, income before income taxes and EBITDA by business segment for the 1999 and 1998 quarters ended March 31:

                                PAGE 8

                         SEGMENT INFORMATION
             FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998

==============================================================================
                                         Quarters Ended March 31   % Increase
(in thousands)                             1999             1998    (Decrease)
------------------------------------------------------------------------------
REVENUES:
Print publishing                       $290,608         $281,504         3.2
Electronic publishing                    97,537           97,581          -
Community newspapers                     73,937           70,897         4.3
                                        -------          -------
     Segment pro forma revenues         462,082          449,982         2.7
Telerate                                                 171,499
                                        -------          -------
     Consolidated revenues             $462,082         $621,481       (25.6)
------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES:
Print publishing                       $ 52,469         $ 53,223        (1.4)
Electronic publishing                    13,487           21,281       (36.6)
Community newspapers                     13,993            8,155        71.6
Corporate                                (7,135)          (6,165)       15.7
                                        -------          -------
     Segment pro forma operating income  72,814           76,494        (4.8)
Telerate                                                 (21,016)
                                        -------          -------
     Consolidated operating income       72,814           55,478        31.2
Equity in losses of associated
 companies                               (3,691)          (6,007)      (38.6)
Gain on disposition of businesses
 and investments                         10,618           15,390       (31.0)
Other income (deductions),net             1,744           (1,949)         -
                                       --------         --------
     Income before income taxes        $ 81,485         $ 62,912        29.5
------------------------------------------------------------------------------
EBITDA: (1)
Print publishing                       $ 66,813         $ 65,802         1.5
Electronic publishing                    19,792           26,832       (26.2)
Community newspapers                     18,360           12,451        47.5
Corporate                                (7,135)          (6,165)       15.7
                                        -------          -------
     Segment pro forma EBITDA            97,830           98,920        (1.1)
Telerate                                                  11,171
                                        -------          -------
     Consolidated EBITDA               $ 97,830         $110,091       (11.1)
EBITDA Margin:
Print publishing                          23.0%            23.4%
Electronic publishing                     20.3%            27.5%
Community newspapers                      24.8%            17.6%
     All segments (2)                     21.2%            22.0%
==============================================================================
(1) EBITDA is computed as operating income excluding depreciation and amortization.
(2) Excludes Telerate


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FOR THE FIRST QUARTERS ENDED MARCH 31, 1999 AND 1998

    On May 29, 1998, the company completed the sale of its former subsidiary, Telerate, to Bridge Information Systems, Inc. The purchase price consisted of $360 million in cash and $150 million of 5 year, convertible, 4% preferred stock of Bridge. The term "pro forma" as used in this Form 10-Q excludes the operating results of Telerate. Pro forma statements of income are presented as supplemental data in the Other Information section on pages 19 through 21 of this Form 10-Q.

    First quarter 1999 net income was $51.5 million, or $.56 per diluted share, an increase of $16.8 million, or 48%, compared with the first quarter of 1998, which included Telerate operating losses. Net income in 1999 included a net gain of $10.6 million, or $.12 per diluted share, from the sale of a portion of company's holdings in OptiMark Technologies, Inc. Earnings in the first quarter of 1998 included a combined gain of $10.1 million, or $.11 per diluted share, from the sale of the company's interests in WBIS+ TV and Mediatex. Excluding the gains in both years and Telerate losses in 1998, earnings per share in 1999's and 1998's first quarters were $.44 and $.40 per diluted share, respectively.

    Earnings per share increased $.04 per diluted share chiefly due to reduced worldwide television losses (+$.04 per diluted share), community newspapers (+$.03 excluding newsprint benefits), share repurchase (+$.02), lower newsprint expense (+$.02), improvement in net interest income (+$.02), and $.01 per share related to the adoption of SOP 98-1. These increases were partially offset by reduced earnings in the print publishing (-$.05 excluding U.S. TV gains and newsprint benefit) and electronic publishing (-$.05) segments.

    First quarter 1999 operating income was $72.8 million, an increase of $17.3 million, or 31.2%, compared with 1998's first quarter. Excluding Telerate operating losses in 1998, operating income decreased $3.7 million, or 4.8%, compared with 1998's first quarter. Operating income declined in part due to a falloff in financial advertising at the U.S. Journal, initial investments made for the development of products (such as the recently announced business portal dowjones.com) and marketing endorsements. Additional expenditures were incurred in 1999 as efforts were made to increase customer value from higher value content in financial information and earlier delivery of the company's products.

    Revenues in the first quarter of 1999 were $462.1 million, a decrease of $159 million, or 25.6%, compared with the first quarter of 1998. Excluding Telerate from 1998, first quarter 1999 revenues increased $12.1 million, or 2.7%. The increase in revenue resulted primarily from an overall 1.4% increase in advertising linage at The Wall Street Journal and advertising rate increases at community newspapers.

    Consolidated operating expenses decreased $177 million, or 31.2%, to $389 million in the first quarter of 1999. On a pro forma basis, operating expenses increased $15.8 million, or 4.2%, compared with the first quarter of 1998. Print publishing expenses, excluding newsprint, rose 6% due to higher compensation and selling efforts associated with The Wall Street Journal and the expansion efforts for international print circulation. Electronic publishing expenses grew 10.2% from sales and marketing expenses related to international expansion efforts and from product development costs. Consolidated newsprint expense decreased 6.2%, reflecting an average 8.7% decline in newsprint prices and a 2.7% increase in consumption. The company employed approximately 8,300 full-time employees at March 31, 1999, down 4% from the 8,600 employees a year earlier (excluding Telerate), and flat with December 31, 1998.

SEGMENT DATA

    The company's business and financial news and information operations are reported in the following two segments: print publishing and electronic publishing. The results of the company's Ottaway Newspapers subsidiary, which publishes 19 daily newspapers and 15 weekly newspapers in communities throughout the United States, are reported in the community newspapers segment.

    Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, and U.S. television operations. (Results of the company's international television ventures are included in Equity in Losses of Associated Companies.) Print publishing accounted for close to 63% of the first quarter 1999 revenues. Approximately 9% of print publishing revenues were earned by international publications. Revenues, particularly advertising, for the print publications are historically seasonal with the fourth quarter typically being the strongest in terms of total volume followed by the second quarter, then first and finally the third quarter.

    Electronic publishing includes the operations of Dow Jones Newswires, Dow Jones Indexes and Dow Jones Interactive Publishing. Electronic publishing and community newspapers comprised 21% and 16%, respectively, of first quarter 1999 revenues.

PRINT PUBLISHING

    Operating income in the first quarter of 1999 was $52.5 million, down $0.8 million, or 1.4%, from the $53.2 million earned a year earlier. The operating margin fell to 18.1% from 18.9% in 1998's first quarter. The EBITDA margin was 23%, compared to 23.4% a year earlier.

    Revenues for the first quarter increased 3.2% in 1999. Advertising revenue grew 3.3%, in part on the strength of a 1.4% advertising linage gain at The Wall Street Journal. The first quarter improvement resulted from strong linage performance, up 11.8%, in March 1999, following declines of 6.3% and 2.8% in January and February.

    First quarter 1999 general advertising linage, which comprised roughly 60% of total Wall Street Journal linage, climbed 10.4%, in part due to increased advertising by the technology and consulting industries. Financial linage, which makes up about 25% of total Journal linage, dipped 17.7%, due to a decline in securities and tender offers as well as Initial Public Offering related advertising. Classified and other Journal linage, which constituted the remaining 15% of Journal linage, increased 7.2% from the comparable period in 1998, primarily from real estate and employment advertising. Barron's national advertising pages were down approximately 11% compared with 1998's first quarter. Advertising revenue for international print publications grew 13%. The revenue increases at The Wall Street Journal Europe (+33.9%) and The Asian Wall Street Journal (+6.7%), were partially offset by a decline at the Far Eastern Economic Review (-19.9%).

    Circulation revenue in the first quarter of 1999 was down less than 1% from the like 1998 quarter. First quarter average circulation at the domestic Wall Street Journal was down 1.6% from the like 1998 period. (The Journal's Statement of Total Circulation (STC), which in addition to circulation data provides information on the quality and character of the publication's paid circulation, including complimentary and third party amenity copies, subscription term and price, showed circulation of 1.9 million for the six months ended March 31, 1999, which was flat with the six-month period ended March 31, 1998).

    Barron's first quarter average paid circulation reached a record level of approximately 316,000, up 4.4% from comparable 1998's first quarter. The Asian and European Journals combined circulation increased nearly 16% to 144,000 from first quarter of 1998.

    Operating expenses climbed 4.3%, to $238.1 million in the first quarter of 1999, reflecting higher compensation costs, international selling and production expenses and U.S. distribution costs. Newsprint expense decreased $1.7 million, or 5.3%, in 1999. The average newsprint price per ton was $546, down 9.1%, while consumption increased 4% from 1998. Newsprint expense relative to total consolidated expenses was approximately 10% in both periods. Ending employee count for this segment at March 31, 1999 was down 5%, due to restructuring certain of the company's departments and through a voluntary separation program in December 1998.

ELECTRONIC PUBLISHING

    First quarter 1999 operating income was $13.5 million, a decrease of $7.8 million, or 36.6%, compared with the first quarter of 1998. Revenues of $97.5 million were substantially flat compared with 1998's first quarter. Operating expenses increased 10.2%, to $84 million, in large part reflecting higher compensation costs associated with sales and international expansion, an increase in promotional spending, and expenditures associated with improving technology, product enhancement and content. The EBITDA margin was 20.3%, down from 27.5% at March 31, 1998.

    Dow Jones Newswires revenue in the first quarter was $50.9 million, down $0.3 million, or 0.5%, from the first quarter of 1998 due to faster than expected cancellation of Telerate-related terminals in Europe and Asia. (In 1999, Dow Jones Newswires commenced a business partnership to distribute the newswires on Reuters and Bloomberg terminals worldwide, with availability on the bulk of the Reuters platforms having commenced in February, 1999). There were 299,000 newswires terminals at March 31, 1999, an increase of 26,000, or 9.5%, from the first quarter of 1998. Terminal growth in North America was 29,000, somewhat offset by 3,000 cancellations overseas. Revenues in the U.S. are affected by larger accounts which tend to contract for more terminals and receive volume discounts. The 3,000 overseas terminals that cancelled were yielding higher per-terminal revenue than those in the U.S., resulting in a revenue decline of 13%. In addition, other revenues also declined, most noticeably a reduction of $500,000 from the sale of EDGAR Direct in late 1998. Dow Jones Indexes revenue of $3.2 million remained flat in 1999. Excluding $1 million in one-time index fees from 1998, revenue increased approximately 42%. Assets based on Dow Jones Indexes grew to $38 billion from $12 billion a year ago.

    The Wall Street Journal Interactive Edition revenue was $5.4 million, an increase of $1.8 million, or 51.8%, compared with 1998's like period. Advertising revenue rose 60% and subscription revenue grew 44% on both volume gains and a subscription price increase. At March 31, 1999, subscribers to the Interactive Journal totaled approximately 283,000, up 41% from March 31, 1998 and 6% from year-end 1998. Revenue from Dow Jones Interactive and other products decreased $1.6 million, or 3.9%, to $38 million in the first quarter of 1999, in part due to a contractual reduction in a third party licensing contract and reduced revenue from IDD Enterprises. Adjusting for these, pure Dow Jones Interactive revenues grew by 8% in the quarter. Included within that 8% is a continued decline in revenues from the traditional librarian, or professional researcher, market which is a contracting market and one where we are forcing migration to our web-based product. The end-user corporate desktop component of the Dow Jones Interactive business has grown roughly 30%. The total user count for Dow Jones Interactive stood at 650,000 at March 31, 1999, compared to 430,000 a year ago.

    Electronic publishing expenses were up 10.2%, or 8% excluding Dow Jones Interactive content royalties. Approximately two-thirds of the expense growth was driven by marketing and selling costs as the company promoted its interactive products and expanded both the interactive and newswire businesses internationally.

COMMUNITY NEWSPAPERS

    First quarter 1999 operating income was $14 million at the community newspapers segment, up $5.8 million, or 71.6%, from the comparable 1998 period. The operating margin increased to 18.9% from 11.5% in 1998 reflecting the full impact of cost reductions and advertising rate increases, both implemented in third and fourth quarter of 1998. First quarter 1999 EBITDA margin rose to 24.8% from 17.6% a year earlier. Community newspapers revenue of $73.9 million advanced $3 million, or 4.3%, from 1998. Rate increases in the first quarter drove a 5.8% gain in advertising revenue from the comparable period in 1998. Advertising linage was down 0.8% from the like period in 1998, due to a decline in display ads that resulted from store closings and a slight loss of linage in response to the advertising rate increases.

    Circulation revenue grew 1%. A 3% revenue gain from a subscription price increase was partially offset by a 2% revenue reduction from a decline in volume. Operating expenses in 1999 were $59.9 million, down $2.8 million, or 4.5%, reflecting a decrease in compensation expense from the voluntary separation program announced in the second quarter of 1998 and lower newsprint expense in 1999's first quarter.

OTHER INCOME/DEDUCTIONS

    Net interest income in 1999's first quarter was $1.3 million compared to net interest expense of $1.8 million a year earlier. Long-term debt outstanding at March 31, 1999, was $149.9 million compared with $165.8 million a year earlier and approximately equal to 1998's year-end balance.

    The company's share of losses from associated companies was $3.7 million compared with losses of $6 million a year earlier. The improvement was due to reduced losses from the company's European and Asian business television partnerships with CNBC.

    In the first quarter of 1999, the company reported a pretax gain of $10.6 million, or $.12 per diluted share, from the sale of partial holdings in OptiMark Technologies, Inc. The first quarter of 1998 included a pretax gain of $15.4 million, or $.11 per diluted share, from the sales of the company's interests in WBIS+ TV and Mediatex.

TELEVISION

    The company benefited from a profit at the U.S. television operations (which are included in the print publishing segment) and the reduced losses from international television (which are reported in Equity in Losses of Associated Companies) as compared with the first quarter of 1998. The programming alliance with CNBC in the U.S. began April 2, 1998. The combined U.S. and international pretax television results were losses of $3.2 million in 1999 as compared with losses of $10.1 million in the first three months of 1998.

INCOME TAXES

    The effective income tax rate for the first quarter of 1999 was 36.8%, compared with 44.8% in 1998. The lower effective tax rate in 1999 resulted from the tax-free gain on the sale of OptiMark Technologies, Inc. shares. Excluding Telerate in 1998 and the effect of investment gains in each year, the effective tax rate would have been 42.3% in 1999 and 42.2% in 1998.

    At March 31, 1999, the company had available approximately $565 million of capital loss carryforwards, or a deferred tax asset of $212 million, which was fully reserved through a valuation allowance, resulting from the sale of Telerate in May 1998.

FINANCIAL POSITION AND CASH FLOW

    During 1998 the company's board of directors authorized the company to repurchase up to $800 million of Dow Jones' common stock over the next three years. In the first quarter of 1999 the company repurchased 1.54 million shares of its common stock at an aggregate price of $70.5 million. Another 1 million outstanding put options (puts) could obligate the company to repurchase up to $43.5 million of its common stock (net of premiums received on outstanding puts) over the next eight months. At March 31, 1999, approximately $390 million of the board authorization was available for stock repurchases, after reserving for the exercise of puts.

    Cash provided by operations for the first quarter of 1999 was $39.6 million, compared with $66.9 million in the first three months of 1998. The decline in cash provided by operations, relative to a year ago, was largely due to changes in working capital that included Telerate in 1998, and in part due to the timing of collections of trade accounts receivable. In 1999, in addition to cash provided by operations, the company received $13 million in cash from the disposition of partial holdings in OptiMark Technologies, Inc., and $5 million from sales under employee stock compensation plans.

    In the first quarter 1999, the company funded the repurchase of 1.54 million shares of its common stock ($70.5 million), capital expenditures of $54.6 million, paid dividends of $22.1 million and funded $9.8 million into various investments. Cash and cash equivalents, which include highly-liquid investments with a maturity of three months or less, was $42.8 million at March 31, 1999, as compared to $50.4 million a year earlier.

    The company has guaranteed payment under certain circumstances of certain annual minimum payments for data acquired by Telerate (now wholly-owned by Bridge Information Systems, Inc.) from Cantor Fitzgerald Securities and Market Data Corporation under contracts entered into during the period when Telerate was a subsidiary of the company. The annual minimum payments average approximately $50 million per year through October 2006. Bridge has agreed to indemnify the company if the company is required to make any payments under the guarantee.

STOCK AWARDS

    The company has granted restricted stock awards, consisting of the company's common stock, to certain senior executives. These shares were granted as sign-on awards in order to induce the executives to become employed by the company. Under the terms of the awards, one-third of the shares vest on the first anniversary of the date of grant, an additional one-third vests on the second anniversary and the remainder vests on the third anniversary. The grantee is not permitted to sell, transfer or make any other disposition of the shares prior to vesting. The grantee receives dividends on the shares and is entitled to vote them from the date of grant. Any shares that have not vested are forfeited if the grantee does not continue in the company's employment. The awards were made on the following dates: 4,700 shares were granted on April 15, 1998, 2,275 shares were granted on February 1, 1999 and 3,245 shares were granted on May 10, 1999. These awards were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering.

ACCOUNTING PRONOUNCEMENTS

    In March 1998, Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" was issued by the AICPA Accounting Standards Executive Committee (AcSEC) to address whether and under what conditions the costs of internal-use software should be capitalized. Costs associated with the application's development stage must be capitalized and are recognized as (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll related costs for employees who are directly associated with and devoted time to the internal-use software project, and (3) interest costs associated with the development of the internal-use software project. Costs associated with preliminary project and post-implementation stages must be expensed. The company has adopted SOP 98-1 as of the beginning of its fiscal year, January 1999. In the first quarter of 1999, the company capitalized internal-use software costs of approximately $1.2 million ($0.7 million net of tax). The effect on 1999 first quarter earnings due to capitalization of the internal-use software was an enhancement of approximately $.01 per diluted share.

In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS
133) "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and disclosure requirements for derivatives instruments and hedging activities. It requires the company to record all derivatives as either assets or liabilities and measure those instruments at fair value. The company has adopted SFAS 133 as of the beginning of its fiscal year, January 1999. In the first quarter of 1999, the company recognized unrealized losses on foreign currency derivatives of approximately $0.5 million. Such losses are included within the foreign currency translation adjustments component of other comprehensive income in
Note 9 on page 6.

YEAR 2000

    The company has completed its assessment of its Year 2000 problem. The company expects its efforts to modify existing software, and the replacement of certain systems, will be completed so as not to interrupt ongoing operations. The company expects operating costs over the 1997-1999 period to modify its systems for the Year 2000 issue to be in the range between $13 million and $17 million. Through the end of March 31, 1999, the company's expenses related to Year 2000 issues were approximately $13 million.

    In 1996, Dow Jones established a project team responsible for identifying and resolving Year 2000 issues. These efforts include, but are not limited to, identification and review of internal operating systems and applications, and customer products and services, as well as formal discussions with information providers and other key suppliers to the business.

    Through the first quarter of 1999, approximately 48% of the compliance surveys sent to the company's lessors and product/service providers have been returned. The company is in the process of determining which lessors or providers require follow-up action.

    The company has identified existing computer applications and categorized them into three categories: (1) Applications to be modified,
(2) Applications to be replaced by Year 2000 compliant systems, and (3) Applications initially reported as Year 2000 compliant that need to be tested to confirm their readiness. Through March 1999, approximately 80% of applications requiring modification have been certified as Year 2000 compliant, roughly 70% of replacement applications have been certified and about 80% of initially reported Year 2000 compliant applications have been confirmed.

    The company expects the remaining applications will be Year 2000 compliant by the middle of 1999. In the first half of 1999, the company plans to perform testing of its systems, excluding replacement systems which will be tested upon installation. Contingency planning began in fourth quarter of 1998. The primary focus will be to plan for unprepared providers of goods and services, the potential for numerous simultaneous outages, facilities problems, and the potential for unforeseen internal and external failures of computer applications and hardware. In addition the company is ensuring the availability of employees and others at year-end.

While the company expects its Year 2000 efforts to be successful, if the modifications and replaced systems are not made compliant in a timely manner, it could result in a material effect on the company. Additionally, the company's products and services as well as the tools that Dow Jones uses to conduct its Year 2000 evaluation are dependent on technological components, equipment, software that were developed by third parties and that may not be year 2000 compliant. Failure of such third party components, equipment or software to operate properly with regard to the Year 2000 could interrupt ongoing operations or require the company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the company's business and operating results.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

    Management's Discussion and Analysis and other sections of this Form 10-Q include forward-looking statements that reflect the company's current expectations or beliefs concerning future results and events. The words "expects," "intends," "believes," "anticipates," "likely," "will," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, global economic and stock market conditions, and their impact on advertising sales and sales of the company's products and services; the inability to expand newspaper page capacity and/or production and service capacity for electronic publishing products on a timely basis to satisfy customer demands; the extent to which the company is able to achieve increased revenues/earnings from distribution of its newswires services; the extent to which the company is able to achieve and maintain a more diversified advertising base for its print publications; cost of newsprint and labor; rapid technological changes and frequent new product introductions prevalent in electronic publishing; product obsolescence due to advances in technology and shifts in market demand; any damage to or technical failure of the company's computer infrastructure or software that causes interruptions of
operations; increased competition in the markets for  financial news   and
information and advertising resulting from the rise in popularity of the Internet, financial television programming and other news media; business conditions (growth or consolidation) in the financial service industry; the company's ability to negotiate collective bargaining agreements with its labor unions without work interruptions: adverse verdicts in legal proceedings, including libel actions; risks associated with the development of television channels in competitive foreign markets, including the ability to produce or obtain desired programming, to sell advertising time at desired rates, to achieve sufficient distribution and to attract audiences; risks associated with foreign operations, including currency and political risks; the cost of resolving the company's Year 2000 software issues or untimely resolution of its Year 2000 issues that results in business interruption or shutdown, financial loss, reputation loss, and/or legal liability; and such other risk factors as may have been or may be included from the time to time in the company's reports filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the Annual Meeting of Stockholders on April 21, 1999, there were represented in person or by proxy 60,370,371 shares of Common Stock (carrying one vote per share) and 19,751,165 shares of Class B Common Stock (carrying ten votes per share). At the Annual Meeting:


    1) the holders of the Common Stock, voting separately as a class, elected as directors:

                                         FOR                VOTES WITHHELD
     M. Peter McPherson               59,373,244                  997,127
     William C. Steere, Jr.           59,381,492                  988,879

    2) the holders of the Common Stock and the Class B Common Stock, voting together, elected as directors:

                                         FOR                VOTES WITHHELD

     Christopher Bancroft            249,150,941                8,731,080
     Peter R. Kann                   248,283,570                9,598,451
     Leslie Hill                     251,695,954                6,186,067


    3) the holders of the Common Stock and the Class B Common Stock, voting together, approved the appointment of PricewaterhouseCoopers LLP, independent certified public accountants, as auditors for 1999 by a vote of 257,557,913 votes in favor; 120,031 votes against and 204,077 abstentions.

    4) the holders of the Common Stock and the Class B Common Stock, voting together, failed to approve a stockholder proposal to establish cumulative voting in the election of directors by a vote of 222,190,131 votes against; 24,927,620 votes in favor; 4,982,424 abstentions and 5,781,846 broker non-votes.

    5) the holders of the Common Stock and the Class B Common Stock, voting together, failed to approve a stockholder proposal to establish one-year terms for directors by a vote of 176,106,155 votes against; 38,447,276 votes in favor; 4,956,246 abstentions and 38,372,344 broker non-votes.

    In addition, the following directors continued in office after the meeting: Rand V. Araskog, William C. Cox, Harvey Golub, Roy Hammer, Irvine
O. Hockaday, Jr., Vernon E. Jordan, Jr., David K.P. Li, Jane C. MacElree, Frank N. Newman and James H. Ottaway, Jr.

ITEM 5: OTHER INFORMATION

                        PRO FORMA CONDENSED CONSOLIDATED
                             STATEMENTS OF INCOME *
                         Dow Jones & Company, Inc.

=============================================================================
(in thousands, except                              Quarters Ended March 31
 share amounts)                                   1999                   1998
-----------------------------------------------------------------------------
REVENUES:
Advertising                                   $254,727               $244,666
Information services                            94,907                 95,884
Circulation and other                          112,448                109,432
-----------------------------------------------------------------------------
  Total revenues                               462,082                449,982
-----------------------------------------------------------------------------
EXPENSES:
News, operations and development               128,181                122,652
Selling, administrative and general            169,661                160,287
Newsprint                                       37,395                 39,855
Second class postage
 and carrier delivery                           29,015                 28,268
Depreciation and amortization                   25,016                 22,426
-----------------------------------------------------------------------------
  Operating expenses                           389,268                373,488
-----------------------------------------------------------------------------

  Operating income                              72,814                 76,494

OTHER INCOME (DEDUCTIONS):
Investment income                                2,875                    301
Interest expense                                (1,581)                (2,246)
Equity in losses of associated companies        (3,691)                (6,007)
Gain on disposition of
 businesses and investments                     10,618                 15,390
Other, net                                         450                   (329)
-----------------------------------------------------------------------------
Income before income taxes                      81,485                 83,603
Income taxes                                    29,963                 34,001
-----------------------------------------------------------------------------
NET INCOME                                    $ 51,522               $ 49,602
=============================================================================
NET INCOME PER SHARE:
   - Basic                                        $.56                   $.51
   - Diluted                                       .56                    .50

Weighted-average shares outstanding:
   - Basic                                      91,394                 96,878
   - Diluted                                    92,164                 98,248
=============================================================================
* Pro forma statements of income exclude Telerate results of operations in
1998.  Dow Jones completed the sale of Telerate on May 29, 1998.



              SUPPLEMENTAL PRO FORMA REVENUE SEGMENT INFORMATION *
                          Dow Jones & Company, Inc.

=============================================================================
                                                    Quarters Ended March 31
(in thousands)                                       1999                1998
-----------------------------------------------------------------------------
PRINT PUBLISHING:
U.S. Publications:
  Advertising                                    $185,631            $181,040
  Circulation and other                            78,624              76,155
International Publications:
  Advertising                                      15,005              13,270
  Circulation and other                            11,348              11,039
                                                  -------             -------
     Total pro forma revenues                     290,608             281,504

ELECTRONIC PUBLISHING:
  Dow Jones Newswires                              50,878              51,158
  Dow Jones Indexes                                 3,241               3,286
  Dow Jones Interactive and other                  38,036              39,591
  The Wall Street Journal Interactive Edition       5,382               3,546
                                                  -------             -------
     Total pro forma revenues                      97,537              97,581

COMMUNITY NEWSPAPERS:
  Advertising                                      51,489              48,687
  Circulation and other                            22,448              22,210
                                                  -------             -------
     Total pro forma revenues                      73,937              70,897

     Total pro forma segment revenues            $462,082            $449,982
=============================================================================
* Pro forma statements of income exclude Telerate results of operations in
1998.  Dow Jones completed the sale of Telerate on May 29, 1998.



              SUPPLEMENTAL PRO FORMA REVENUE SEGMENT INFORMATION *
                          Dow Jones & Company, Inc.

ELECTRONIC PUBLISHING HISTORY:
(in thousands)
=============================================================================
REVENUES BY QUARTERS                      98-4Q     98-3Q     98-2Q     98-1Q
-----------------------------------------------------------------------------
Dow Jones Newswires                     $51,129   $52,230   $51,736   $51,158
Dow Jones Indexes                         2,947     3,474     2,783     3,286
Dow Jones Interactive
 and other                               39,851    39,040    38,774    39,591
The Wall Street Journal
 Interactive Edition                      5,398     4,064     4,171     3,546
                                        -------   -------   -------   -------
   Total pro forma revenues             $99,325   $98,808   $97,464   $97,581
=============================================================================


=============================================================================
FULL-YEAR REVENUES                         1998                1997
-----------------------------------------------------------------------------
Dow Jones Newswires                    $206,253            $171,245
Dow Jones Indexes                        12,490              32,629 **
Dow Jones Interactive
 and other                              157,256             149,586
The Wall Street Journal
 Interactive Edition                     17,179               9,772
                                        -------             -------
   Total pro forma revenues            $393,178            $363,232
=============================================================================
* Pro forma statements of income exclude Telerate results of operations in
1998.  Dow Jones completed the sale of Telerate on May 29, 1998.
** Includes $31 million in one-time licensing fees.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits filed:

Exhibit
Number               Document
-------              --------

* 27      Financial Data Schedule

* Securities and Exchange Commission and New York Stock Exchange copies only.

    (b)  Reports on Form 8-K:

No reports on Form 8-K have been filed during the period for which this report is filed.

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

                                              DOW JONES & COMPANY, INC.
                                              -------------------------
                                                    (Registrant)

Date:  May 13, 1999                     By: /s/  Lawrence K. Kinsella
                                                ----------------------
                                                      Comptroller
                                              (Chief Accounting Officer)