Form 10-Q
period 1999-06-30
DOW JONES & CO INC
filed 1999-08-11
CIK 29924

                            UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1999


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

   The number of shares outstanding of each of the issuer's classes of common stock on June 30, 1999: 69,591,578 shares of Common Stock and 21,253,559 shares of Class B Common Stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements




              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (L0SS)
                          Dow Jones & Company, Inc.


================================================================================
                                        Quarters Ended          Six Months Ended
(in thousands, except                          June 30                   June 30
 per share amounts)                1999           1998         1999         1998
--------------------------------------------------------------------------------
Revenues:
Advertising                    $302,609       $277,043     $557,336   $  521,709
Information services             94,395        209,782      189,302      477,165
Circulation and other           113,567        114,317      226,015      223,749
--------------------------------------------------------------------------------
  Total revenues                510,571        601,142      972,653    1,222,623
--------------------------------------------------------------------------------
Expenses:
News, operations and
 development                    134,264        186,575      262,445      404,083
   Selling, administrative
    and general                 177,219        211,790      346,880      437,549
Newsprint                        36,645         43,028       74,040       82,883
Second class postage
 and carrier delivery            30,032         29,639       59,047       57,907
Depreciation and
 amortization                    24,844         44,246       49,860       98,859
Restructuring                     2,755                       2,755
--------------------------------------------------------------------------------
  Operating expenses            405,759        515,278      795,027    1,081,281
--------------------------------------------------------------------------------
  Operating income              104,812         85,864      177,626      141,342
Other income (deductions):
Investment income                 1,896          2,125        4,771        3,032
Interest expense                 (1,242)        (1,838)      (2,823)      (4,520)
Equity in losses of
 associated companies            (6,935)        (3,618)     (10,626)      (9,505)
(Loss) gain on disposition of
 businesses and investments                   (136,387)      10,618     (120,997)
Other, net                         (126)        (2,978)         324       (3,272)
--------------------------------------------------------------------------------
Income (loss)
 before income taxes             98,405        (56,832)     179,890        6,080
Income taxes (benefit)           41,193         (5,135)      71,156       23,079
--------------------------------------------------------------------------------
Net income (loss)              $ 57,212       $(51,697)    $108,734   $  (16,999)
================================================================================
Per Share:
Net income per share:
  - Basic                         $0.63         $(0.54)       $1.19       $(0.18)
  - Diluted                        0.62          (0.54)        1.18        (0.18)

Weighted-average shares outstanding:
  - Basic                        90,699         96,476       91,063       96,610
  - Diluted                      91,676         96,476       91,996       96,610

Cash dividends declared           $0.48          $0.48        $0.72        $0.72
--------------------------------------------------------------------------------
Comprehensive income (loss)    $ 64,084       $(46,175)    $128,929   $   (7,291)
================================================================================
See notes to condensed consolidated financial statements.




                         CONDENSED CONSOLIDATED
                        STATEMENTS OF CASH FLOWS
                        Dow Jones & Company, Inc.
==========================================================================
                                                  Six Months Ended June 30
(in thousands)                                          1999          1998
--------------------------------------------------------------------------
Operating Activities:
Net income (loss)                                   $108,734      $(16,999)
Adjustments to reconcile net income (loss)
 To net cash provided by operating activities:
Depreciation and amortization                         49,860        98,859
(Gain) loss on disposition of businesses
 and investments                                     (10,618)      120,997
Changes in assets and liabilities                    (71,836)     (101,892)
Other, net                                            13,001        18,003
--------------------------------------------------------------------------
    Net cash provided by operating activities         89,141       118,968
--------------------------------------------------------------------------
Investing Activities:
Additions to plant and property                      (98,084)     (131,954)
Businesses and investments acquired,
 net of cash received                                (24,392)      (46,323)
Disposition of businesses and investments             13,250       465,964
Other, net                                               801         2,402
--------------------------------------------------------------------------
    Net cash (used in) provided by
      investing activities                          (108,425)      290,089
--------------------------------------------------------------------------
Financing Activities:
Cash dividends                                       (43,839)      (46,630)
Reduction of long-term debt                                        (63,015)
Repurchase of treasury stock, net of put premiums    (70,500)     (189,891)
Other, net                                            17,546        36,209
--------------------------------------------------------------------------
    Net cash used in financing activities            (96,793)     (263,327)
--------------------------------------------------------------------------
Effect of exchange rate changes on cash                 (134)         (658)
--------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents    (116,211)      145,072
Cash and cash equivalents at beginning of year       142,877        23,763
--------------------------------------------------------------------------
Cash and cash equivalents at June 30                $ 26,666      $168,835
==========================================================================
See notes to condensed consolidated financial statements.


                                PAGE 4


                       CONDENSED CONSOLIDATED
                            BALANCE SHEETS
                      Dow Jones & Company, Inc.
==========================================================================
                                                  June 30      December 31
(in thousands)                                       1999             1998
--------------------------------------------------------------------------
Assets:
Cash and cash equivalents                      $   26,666       $  142,877
Accounts receivable-trade, net                    254,016          236,928
Accounts receivable-other                          22,559           19,038
Inventories                                        12,832           11,386
Deferred income taxes                              13,618           13,992
Prepaid expenses                                   17,211           18,068
Other investments                                  79,448
--------------------------------------------------------------------------
  Total current assets                            426,350          442,289
--------------------------------------------------------------------------
Investments in associated companies,
 at equity                                         41,871           41,406
Other investments                                 169,290          222,858
Plant and property, at cost                     1,667,802        1,575,781
Less, accumulated depreciation                  1,019,378          973,664
--------------------------------------------------------------------------
                                                  648,424          602,117
Goodwill, less accumulated amortization            84,801           86,554
Deferred income taxes                              66,425           67,171
Other assets                                       30,284           28,927
--------------------------------------------------------------------------
  Total assets                                 $1,467,445       $1,491,322
==========================================================================
Liabilities:
Accounts payable and accrued liabilities       $  269,744       $  324,190
Dividend payable                                   21,799
Income taxes                                       35,396           37,198
Unearned revenue                                  230,947          238,409
--------------------------------------------------------------------------
  Total current liabilities                       557,886          599,797
Long-term debt                                    149,916          149,889
Other noncurrent liabilities                      237,083          232,296
--------------------------------------------------------------------------
  Total liabilities                               944,885          981,982
--------------------------------------------------------------------------
Stockholders' Equity:
Common stock                                      102,181          102,181
Additional paid-in capital                        138,589          137,479
Retained earnings                                 667,335          624,239
Accumulated other comprehensive income             56,008           35,813
--------------------------------------------------------------------------
                                                  964,113          899,712
Less, treasury stock, at cost                     441,553          390,372
--------------------------------------------------------------------------
  Total stockholders' equity                      522,560          509,340
--------------------------------------------------------------------------
  Total liabilities and stockholders' equity   $1,467,445       $1,491,322
==========================================================================
See notes to condensed consolidated financial statements.


                       NOTES TO FINANCIAL STATEMENTS
                         Dow Jones & Company, Inc.

1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of June 30, 1999, and December 31, 1998, and the consolidated results of operations for the three and six month periods ended June 30, 1999 and 1998 and the consolidated cash flows for the six-month periods then ended. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. Second quarter 1999 included a restructuring charge of $2.8 million ($1.6 million after-tax or 2 cents per diluted share) for employee severance associated with the conversion to electronic pagination of The Wall Street Journal. The severance charge of $2.8 million, which applies to approximately 70 employees, reduced operating income for the print publishing segment in the second quarter of 1999. The company expects that the layoffs will be substantially completed in the second quarter of 2000.

3. First quarter 1999 included a net gain of $10.6 million, or 12 cents per share, from the sale of a portion of the company's minority interest in OptiMark Technologies, Inc.

4. First quarter 1998 included a net gain of $10.1 million, or 11 cents per share, from the sales of the company's interests in WBIS+ TV (eight cents per share) and Mediatex Communications Corp., publisher of Texas Monthly magazine (three cents per share).

5. On May 29, 1998, the company completed the sale of Telerate (formerly, Dow Jones Markets), a former subsidiary, to Bridge Information Systems, Inc. The accepted purchase price (subject to post-closing adjustment) included $360 million in cash and $150 million of five year, convertible, 4% preferred stock of Bridge. In the second quarter of 1998, a loss was recorded on the sale of Telerate of $136.4 million ($98 million after-tax or $1.02 per diluted share). Pro forma results excluding Telerate operations and loss on sale are included in the Other Information section as supplemental data on pages 18 and 19 of this Form 10-Q. Certain liabilities included in the accrued liabilities as of June 30, 1999 and December 31, 1998 are principally related to long-term contracts the company had entered into when Telerate was a wholly-owned subsidiary.

6. The company has guaranteed payment under certain circumstances of certain annual minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities and Market Data Corporation under contracts entered into during the period when Telerate was a subsidiary of the company. The annual minimum payments average approximately $50 million per year through October 2006. Bridge has agreed to indemnify the company if the company is required to make any payments under the guarantee.

7. In the first quarter of 1999, the company repurchased 1.54 million shares of its common stock at an aggregate price of $70.5 million. Additionally, the company sold in the second quarter of 1999 put options
(puts) on approximately 1.3 million shares bringing to 2 million the number of shares subject to puts at June 30, 1999. Outstanding puts could obligate the company to repurchase up to $94.6 million of its common stock (net of put premiums) through June 2000.

                                PAGE 6


                  NOTES TO FINANCIAL STATEMENTS  (cont.)
                       Dow Jones & Company, Inc.

8.  Comprehensive income was computed as follows:
=================================================================================
                                           Quarters Ended        Six Months Ended
                                                  June 30                 June 30
(in thousands)                           1999        1998         1999       1998
---------------------------------------------------------------------------------
Net income                           $ 57,212    $(51,697)    $108,734   $(16,999)

Foreign currency translation
 adjustments                             (621)      8,643       (1,077)     8,461

Less: realized foreign currency
 translation adjustment
 included in net (loss)                            (9,023)                 (9,023)

Unrealized gain on investments          7,493       5,902       21,272     10,270
---------------------------------------------------------------------------------
Comprehensive income                 $ 64,084     (46,175)    $128,929   $ (7,291)
=================================================================================




9.  Diluted earnings per share have been computed as follows:
=================================================================================
                                            Quarters Ended       Six Months Ended
(in thousands, except                              June 30                June 30
 share amounts)                           1999        1998         1999      1998
---------------------------------------------------------------------------------
Net income                             $57,212    $(51,697)    $108,734  $(16,999)

Weighted-average shares
 outstanding - basic                    90,699      96,476       91,063    96,610
  Stock options                            840                      735
  Other, principally
   contingent stock rights                 137                      198
---------------------------------------------------------------------------------
Weighted-average shares
 outstanding - diluted                  91,676      96,476       91,996    96,610

Diluted earnings per share               $0.62      $(0.54)       $1.18    $(0.18)
=================================================================================
   Certain employee stock options and put options have been excluded from diluted earnings per share in 1999 and 1998 because to include such securities would be antidilutive.


10. Certain of the 1998 amounts have been reclassified for comparative purposes.

11. The table on the following page compares revenues, income (loss) before income taxes and EBITDA by business segment for the 1999 and 1998 quarters and six months ended June 30:



                           SEGMENT INFORMATION
             FOR THE QUARTERS ENDED AND SIX MONTHS ENDED JUNE 30
====================================================================================
                                              Quarters Ended        Six Months Ended
                                                     June 30                 June 30
(in thousands)                              1999        1998        1999        1998
------------------------------------------------------------------------------------
Revenues:
Print publishing                        $327,192    $307,885    $617,800  $  589,389
Electronic publishing                     98,786      97,464     196,323     195,045
Community newspapers                      84,593      81,390     158,530     152,287
                                         -------    --------    --------    --------
     Segment pro forma revenues          510,571     486,739     972,653     936,721
Telerate                                             114,403                 285,902
                                         -------    --------    --------    --------
     Consolidated revenues              $510,571    $601,142    $972,653  $1,222,623
------------------------------------------------------------------------------------
Income (loss) before income taxes:
Print publishing (2)                    $ 79,850    $ 69,749    $132,319  $  122,972
Electronic publishing                     10,181      18,377      23,668      39,658
Community newspapers                      23,603      16,067      37,596      24,222
Corporate                                 (8,822)     (6,118)    (15,957)    (12,283)
                                         -------     -------    --------    --------
     Pro forma operating income          104,812      98,075     177,626     174,569
Telerate                                             (12,211)                (33,227)
                                         -------     -------    --------    --------
     Consolidated operating income       104,812      85,864     177,626     141,342
Equity in losses of associated
 companies                                (6,935)     (3,618)    (10,626)     (9,505)
(Loss) gain on disposition
 of businesses and investments                      (136,387)     10,618    (120,997)
Other income (deductions),net                528      (2,691)      2,272      (4,760)
                                        --------    --------    --------    --------
     Income (loss) before income taxes  $ 98,405    $(56,832)   $179,890  $    6,080
------------------------------------------------------------------------------------
EBITDA: (1a)
Print publishing                        $ 96,611    $ 82,255    $163,424  $  148,057
Electronic publishing                     16,644      24,034      36,436      50,866
Community newspapers                      27,978      20,439      46,338      32,890
Corporate                                 (8,822)     (6,118)    (15,957)    (12,283)
                                         -------     -------    --------     -------
     Segment pro forma EBITDA            132,411     120,610     230,241     219,530
Telerate                                               9,500                  20,671
                                         -------     -------    --------     -------
     Consolidated EBITDA                $132,411    $130,110    $230,241  $  240,201
EBITDA Margin:
Print publishing                           29.5%       26.7%       26.5%       25.1%
Electronic publishing                      16.8%       24.7%       18.6%       26.1%
Community newspapers                       33.1%       25.1%       29.2%       21.6%
     All segments (2a)                     25.9%       24.8%       23.7%       23.4%
====================================================================================
(1a) EBITDA is computed as operating income excluding depreciation, amortization and restructuring costs.
(2a) Excludes Telerate results from operations and loss on sale.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FOR THE SECOND QUARTERS AND THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

    Net income for the second quarter was $57.2 million, or $.62 per diluted share, in 1999 versus a loss of $51.7 million, or $.54 per share in 1998. Revenues declined from $601.1 million in 1998's second quarter to $510.6 million this year; however, second quarter operating income increased to $104.8 million from $85.9 million a year ago.

    In the first half net income was $108.7 million, or $1.18 per diluted share, compared with a net loss of $17 million, or $.18 per diluted share, last year. Revenues dropped to $972.7 million from the $1.2 billion earned last year. Operating income of $177.6 million in 1999's first half improved from $141.3 million in 1998.

    On May 29, 1998, the company completed the sale of Telerate, its former subsidiary, to Bridge Information Systems, Inc. A loss on the sale of Telerate of $136.4 million ($98 million after-tax) was recorded in the second quarter of 1998. Under the terms of the sales agreement, the purchase price is subject to possible post-closing adjustments including working capital changes and indemnification, which at this time the company believes will be immaterial. Pro forma results excluding Telerate operations and loss on sale are included in the Other Information section as supplemental data on pages 18 and 19 of this Form 10-Q.

    In the second quarter of 1999, the company recorded a restructuring charge of $2.8 million ($1.6 million after-tax) for employee severance as part of its conversion process to electronic pagination of The Wall Street Journal. The company expects additional severance charges associated with realigning its technology organization to be recorded in the second half of 1999.

    For purposes of understanding the financial results for the periods presented in this Form 10-Q, the following text excludes Telerate results from operations and loss on sale (pro forma results). In addition, the following special items are excluded from all periods;
(1) second quarter 1999 - employee severance charge ($1.6 million after -tax, or -$.02 per share), (2) first quarter 1999 - net gain on sale of the company's interest in OptiMark Technologies, Inc. ($10.6 million after-tax, or +$.12 per share) and (3) first quarter 1998 - net gain on sales of the company's interest in WBIS+ TV and Mediatex Communications Corp. ($10.1 million after-tax, or +$.11 per share).

    Excluding the restructuring charge, second quarter 1999 net income was $58.9 million, or $.64 per diluted share, compared with pro forma net income of $54.7 million, or $.56 per diluted share, in 1998's second quarter. Earnings per share increased $.08, or 14.3%, per diluted share due to improved print publishing operating income (+$.03 per diluted share excluding U.S. Television, newsprint price benefit and severance charge), enhanced earnings at community newspapers (+$.04, excluding newsprint price benefits), impact of share repurchases (+$.04), and lower newsprint expense (+$.04). These increases were partially offset by reduced earnings in electronic publishing (-$.05) and corporate expenses (-$.02) related to the launch of process redesign initiatives and third party fees for the Dow Jones Interactive and Reuters Business Briefing joint venture, which formed Dow Jones Reuters Business Interactive LLC on July 1, 1999.

    Operating income (excluding the restructuring charge), was $107.6 million, an increase of $9.5 million, or 9.7%, compared with pro forma operating income in 1998's second quarter of $98.1 million. This rise was mostly due to improved advertising linage of 6.9% at The Wall Street Journal and an increase in operating income of $7.5 million, or 46.9%, at community newspapers.

    Second quarter revenues of $510.6 million grew $23.8 million, or 4.9%, compared with pro forma revenue in 1998. The revenue growth was driven by an advertising increase of $25.6 million, or 9.2%.

    Consolidated operating expenses (before the restructuring charge) increased $14.3 million, or 3.7%, to $403 million. Print publishing expenses, excluding newsprint and special charges, rose 5.6%, partially due to higher compensation, selling efforts and continued efforts to expand international print circulation. Electronic publishing expenses grew 12% from sales and marketing, compensation and content fees all partially related to international expansion. Consolidated newsprint expense decreased $6.4 million, or 14.8%, compared with the like period in 1998, reflecting an average 17% decline in newsprint prices and a 2.7% increase in consumption. The company employed approximately 8,400 full-time employees at June 30, 1999, down 4.2% from the 8,750 employees a year earlier.

    First half 1999 net income (excluding special items) was $99.8 million, or $1.08 per diluted share, an improvement of $.12, or 12.5%, compared with pro forma net income (less special items) of $94.2 million, or $.96 per diluted share, in the first half of 1998. The earnings per share growth was due to reduced worldwide television losses (+$.06), enhanced earnings at community newspapers (+$.07, excluding newsprint benefits), the impact of share repurchases (+$.07), and lower newsprint expense (+$.06). These increases were partially offset by reduced earnings in print publishing (-$.02 per share, excluding U.S. Television, the newsprint price benefit and the severance charge), lower earnings in electronic publishing (-$.10), and corporate expenses (-$.02). Assuming a continued favorable economic environment, in the second half the company anticipates to at least repeat the 12.5% gain in first-half earnings per share, absent special items.

    Operating income (excluding the restructuring charge) for the first six months was $180.4 million, an increase of $5.8 million, or 3.3%, compared with 1998's pro forma operating income of $174.6 million. The improvement in operating income was chiefly due to advertising revenue growth of $35.6 million, or 6.8%, driven by an advertising linage gain of 4.3% at The Wall Street Journal. Also, community newspaper earnings grew $13.4 million, or 55.2%, as operating expenses declined $7.1 million, or 5.6%, reflecting the cost reduction programs initiated in mid 1998 and lower newsprint prices.

    Revenues through June were $972.7 million, an increase of $35.9 million, or 3.8%, compared with pro forma revenues of $936.7 million in the first half of 1998. Print publishing segment revenue was up $28.4 million, or 4.8%, electronic publishing revenue rose $1.3 million, roughly 1%, and community newspapers grew $6.2 million, or 4.1%.

    First half 1999 consolidated operating expenses (before the restructuring charge) increased $30.1 million, or 4%, to $792.3 million, with the drivers of growth similar to those in the second quarter mentioned above. Print publishing expenses, excluding newsprint and the severance charge, rose 5.8%. Electronic publishing expenses grew 11.1%. Consolidated newsprint expense decreased $8.8 million, or 10.7%, reflecting an average 13.1% decline in newsprint prices and a 2.9% increase in consumption.

SEGMENT DATA

    The company's business and financial news and information operations are reported in the following two segments: print publishing and electronic publishing. The results of the company's Ottaway Newspapers subsidiary, which publishes 19 daily newspapers and 15 weekly newspapers in communities throughout the United States, are reported in the community newspapers segment.

    Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, and U.S. television operations. (Results of the company's international television ventures are included in Equity in Losses of Associated Companies.) Print publishing accounted for close to 64% of second quarter and first half 1999 revenues. Approximately 9% of print publishing revenues were earned by international publications.
Revenues, particularly advertising, for the print publications are historically seasonal with the fourth quarter typically being the strongest in terms of total volume followed by the second quarter, then first and finally the third quarter.

    Electronic publishing includes the operations of Dow Jones
Newswires, Dow Jones Indexes, Dow Jones Interactive, dowjones.com, and The Wall Street Journal Interactive Edition. Electronic publishing and community newspapers comprised approximately 20% and 16%, respectively, of 1999's year-to-date revenues.

PRINT PUBLISHING

    Print publishing operating income in the second quarter of 1999 (excluding the severance charge of $2.8 million) was $82.6 million, an increase of $12.9 million, or 18.4%, from $69.7 million earned a year earlier. The growth was mainly due to the strength of advertising in The Wall Street Journal. The EBITDA margin was 29.5%, compared to 26.7% a year earlier.

    Revenues for the second quarter of $327 million increased $19.3 million, or 6.3%. Advertising revenue grew 9.4%, largely on the strength of a 6.9% advertising linage gain at The Wall Street Journal. U.S. television grew nearly 80% while International print revenues were up $1.2 million, or 4.2%, driven by 14.3% growth at The Wall Street Journal Europe whereas revenue for the Asian publications fell 1%.

    Second quarter 1999 general advertising linage, which comprised 59.6% of total Wall Street Journal linage, climbed 8.8%, in part due to increased advertising by the technology firms promoting server and networking products. Other strong performers included the telecommunications and consulting industries. Financial linage, which made up 26.9% of total Journal linage, was up 7%, chiefly due to strength in wholesale advertising. Classified, and other linage, which constituted the remaining 13.5% of Journal linage, was down 1% from the comparable period in 1998, primarily from softness in employment advertising and tougher comparisons with last year's second quarter as the Weekend edition, (first published on March 20, 1998), began to attract additional real estate advertising. Barron's national advertising pages were up 3.5%.

    Circulation revenue in 1999's second quarter was down 2.9% from the like period in 1998. Second quarter average circulation at the domestic Wall Street Journal remained relatively flat with the expansion of bulk distribution to the hotel and airline markets. Barron's average circulation gained 3.7% to about 309,000. International print circulation revenue decreased 5.3%, largely the result of weaker foreign currencies against the U.S. dollar. Average combined circulation for the Asian and European Journals was up 14.2% to 145,000.

    Operating expenses, excluding the before mentioned severance charge, climbed $6.5 million, or 2.7%, to $244.6 million in the second quarter of 1999, reflecting higher compensation costs. Selling and marketing costs also increased from last year with the introduction of the Journal's new advertising promotion "Adventures in Capitalism" and spending related to international expansion. In the second quarter of 1999, this segment benefited from a newsprint expense decrease of $5 million, or 14.5%. The average newsprint price per ton was $491, down 17.2%, while consumption increased 2.8% from 1998's second quarter.

    Operating income in the first half of 1999 (before the severance charge) was $135.1 million, an increase of $12.1 million, or 9.8%, from operating income of $123 million earned a year earlier. The increase was mainly due to the strength of advertising in the second quarter. The EBITDA margin in the first half of 1999 was 26.5% compared to 25.1% a year earlier.

    Revenues for the six months ended June 30, 1999 increased $28.4 million, or 4.8%, from $589.4 million in 1998. Advertising revenue grew 6.5%, largely on a 4.3% advertising linage gain at The Wall Street Journal and on the growth of U.S. television. International print revenues were up $3.3 million, or 6.1%, driven by 18.1% growth in The Wall Street Journal Europe. Asian operations were essentially flat.

    First half 1999 general advertising linage at The Wall Street Journal climbed 8.9%, in part due to increased advertising in technology, telecommunications and utilities, hotels and resorts and professional services. Financial linage was down about 4%, largely due to a decline in security offers. Classified and other linage was up 2.9% from the comparable period in 1998, primarily from real estate advertising. Barron's national advertising pages were down 3.9%.

    Operating expenses, excluding the severance charge, climbed $16.3 million, or 3.5%, to $482.7 million in the first half of 1999. In the first half of 1999, the company continued to benefit from reduced newsprint prices with that expense declining $8.8 million, or 10.7%.
The average newsprint price per ton for the first half of 1999 was $519, down 13.1%, while consumption increased 2.9%.

ELECTRONIC PUBLISHING

    Second quarter 1999 operating income was $10.2 million, a decrease of $8.2 million, or 44.6%, compared with 1998's second quarter.
Revenues rose 1.4% to $98.8 million. Operating expenses increased 12% to $88.6 million.

    Dow Jones Newswires revenue in the second quarter was $51.1 million, down 1.2% from 1998 due to cancellation of Telerate-related terminals in Europe and Asia somewhat offset by the start of new distribution channels with Reuters and Bloomberg. At June 30, 1999, there were 304,000 newswires terminals, up 6.7% from 285,000 at the end of the second quarter of 1998. Terminal growth in North America was 23,000, somewhat offset by 4,000 cancellations overseas. Revenues in the U.S. are affected by larger accounts which tend to contract for more terminals and receive volume discounts. The 4,000 overseas terminals that cancelled were yielding higher per-terminal revenue than those in the U.S., resulting in a 20% decline in international revenue. The company expects single digit revenue growth for the second half of 1999 due to lead times involved in establishing new clients. In addition, the company continues to pursue other channels of distribution. In
July 1999, the company agreed to provide real-time Dow Jones Newswires material to selected customers of DLJdirect Inc., an on-line brokerage subsidiary of Donaldson, Lufkin & Jenrette, Inc.

    Dow Jones Indexes revenue of $3.1 million increased 10.1% in the second quarter of 1999. The average number of futures contracts on the CBOT and options contracts on the CBOE each grew approximately 19% from the second quarter of 1998. Volume in DIAMONDS, which trades on American Stock Exchange, rose roughly 150% compared to the prior year's second quarter. Assets based on Dow Jones Indexes grew to $58 billion from $13.6 billion a year ago, primarily due to growth of the Dow Jones STOXX partnership, launched in the third quarter of 1998.

    The Wall Street Journal Interactive Edition revenue in the second quarter of 1999 was $7.9 million (including dowjones.com), an increase of $3.7 million, or 89%, compared with 1998's like period. Advertising revenue more than doubled from last year's quarter and subscription revenue grew roughly 54%, partly reflecting a 20% price increase for non-print subscribers effective November, 1998. In part, subscription growth reflects arrangements from new distribution channels, such as the AT&T WorldNet Service which offers its customers the Interactive Journal as part of its subscription package with the first month free followed by normal rates. At June 30, 1999, subscribers to the Interactive Journal totaled approximately 306,000, up 37.2% from a year ago.

    Revenue from Dow Jones Interactive and other products decreased
$2 million, or 5.2%, to $36.7 million in the second quarter of 1999, in part due to a contractual reduction in a third party licensing contract and reduced revenue from IDD Enterprises. Excluding these and other non-core businesses, Dow Jones Interactive revenues grew roughly 7% in the second quarter with double-digit growth coming from the end-user corporate desktop component. The total user count for Dow Jones Interactive stood at 749,000 at June 30, 1999, compared to 513,000 a year ago.

    Second quarter operating expenses for electronic publishing increased 12% to $88.6 million, in large part due to sales and marketing costs associated with promoting interactive products and the global expansion of both interactive and newswires businesses and increased content (royalty) costs.

    First half 1999 operating income for electronic publishing was $23.7 million, a decrease of $16 million, or 40.3%, from 1998. The decline was chiefly due to an operating expense increase of $17.3 million, or 11.1%, resulting from expansion/promotion of products, global sales efforts and additional content fees. Segment revenues of $196.3 million were up $1 million from 1998's first half. Dow Jones Newswires revenues of $102 million were flat with a year ago. Revenue at Dow Jones Interactive and other products decreased $3.6 million, or 4.5%, to $74.8 million, largely from revenue drops from IDD Enterprises products and third party licensing contracts. The Wall Street Journal Interactive Edition revenue was $13.3 million, an increase of $5.5 million, or 72%, compared with 1998's like period. Dow Jones Indexes' revenue increased 3.9%, to $6.3 million. The EBITDA margin for the overall segment through June was 18.6%, down from 26.1% in 1998. The company expects the electronic publishing segment to continue to focus on revenue and market share growth that will yield EBITDA margins below last year for the second half of 1999.

COMMUNITY NEWSPAPERS

   Second quarter 1999 operating income was $23.6 million at the community newspapers segment, up $7.5 million, or 47%, from the comparable 1998 period. The operating margin increased to 27.9% from 19.7% in 1998 reflecting the full impact of cost reductions and advertising rate increases, both implemented in the latter half of 1998. Community newspapers revenue of $84.6 million advanced $3.2 million, or 3.9%. Rate increases drove a 4.5% gain in advertising revenue from the comparable period in 1998. Advertising linage was down 1.3% due to a decline in display ads resulting from store closings and 1998 benefiting from advertising related to one-time bank mergers.

    Second quarter 1999 circulation revenue grew 3.2% from the like period last year. Operating expenses were $61 million, down $4.3 million, or 6.6%, reflecting a decrease in compensation expense resulting from the voluntary separation program announced at the end of the second quarter of 1998 and a 16% drop in newsprint expense.

    First half 1999 operating income was $37.6 million, up $13.4 million, or 55%, from the like 1998 period. The operating margin increased to 23.7% from 15.9% in 1999 reflecting the cost cutting measures implemented during 1998. The EBITDA margin rose to 29.2% from 21.6% in 1998. The company expects to exceed its long-term EBITDA margin target of 27% for community newspapers, for all of 1999.

    Community newspapers revenue of $158.5 million advanced $6.2 million, or 4.1%, from 1998's first half. Advertising revenue increased 5.1% to $112.6 million, from a year-earlier and circulation revenue grew 2.6%. For the first six months, operating expenses were down $7.1 million to $120.9 million, mostly due to the separation program and lower newsprint expense.

OTHER INCOME/DEDUCTIONS

    Net interest income in the second quarter of 1999 and 1998 was $0.7 million and $0.4 million, respectively. Year-to-date net interest income in 1999 was $1.9 million versus net interest expense of $1.5 million in 1998. Long-term debt was $149.9 million at June 30, 1999 and 1998 and $234.1 million at December 31, 1997.

    The company's share of losses from associated companies in the second quarter was $6.9 million in 1999 compared with $3.6 million a year earlier. The wider loss resulted from reduced earnings at the company's newsprint mill affiliate (due to lower newsprint prices), SmartMoney (due to development costs for smartmoney.com) and other affiliates, partially offset by a 12.2% improvement in international television. First half 1999 equity losses were $10.6 million versus $9.5 million in 1998.

    In the first quarter of 1999, the company reported a pretax gain of $10.6 million from the sale of a portion of its holdings in OptiMark Technologies, Inc. First quarter 1998 included a pretax gain of $15.4 million from the sales of the company's interests in WBIS+ TV and Mediatex.

    On July 7, 1999, the company completed the sale of its interest in United States Satellite Broadcasting, Inc. (USSB) to Hughes Electronics, a General Motors subsidiary, receiving proceeds of $79.4 million, which is included in other investments as a current asset. An after-tax gain from the sale of $57.3 million, or $.62 per diluted share, will be recorded in the third quarter of 1999.

INCOME TAXES

    The effective income tax rates for the second quarter and first half of 1999 were 41.9% and 39.6%, compared with 42% and 41.4% in 1998, respectively. The lower effective tax rate in the first half of 1999 resulted from the first quarter 1999 tax-free gain on the sale of OptiMark Technologies, Inc. shares. Excluding Telerate in 1998 and the effect of investment gains in each year, the first six months effective tax rate would have been 42% in 1999 and 42.1% in 1998.

    At June 30, 1999, the company had available approximately $565 million of capital loss carryforwards (a deferred tax asset of $212 million) which was fully reserved through a valuation allowance (resulting from the sale of Telerate in May 1998). After the third quarter sale of USSB shares, capital loss carryforwards available were approximately $510 million.

FINANCIAL POSITION AND CASH FLOW

    In the first half of 1999, the company repurchased 1.54 million shares of its common stock at an aggregate price of $70.5 million. The company issued in the second quarter 1.3 million put options (puts).
At June 30, 1999 there were 2 million puts outstanding which could obligate the company to repurchase up to $94.6 million of its common stock (net of put premiums) through June 2000. In 1998 the company's board of directors authorized the company to repurchase up to $800 million of Dow Jones' common stock over the subsequent three years. At June 30, 1999, approximately $340 million of the board authorization was available for stock repurchases, after reserving for the exercise of puts.

    In the first half of 1999, the company funded the repurchase of its common stock for $70.5 million, capital expenditures of $98 million, (including $33 million for The Wall Street Journal color expansion project), paid dividends of $44 million and funded $24 million in various investments. Cash and cash equivalents, which include highly-liquid investments with a maturity of three months or less, were $26.7 million at June 30, 1999 compared to $168.8 million a year earlier.

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

NEW CREDIT FACILITY

    In June 1999, the company established a one year $400 million credit facility with a consortium of banks. The company, through the credit facility, will have available funds through various loan arrangements with variable interest rates which will be based on the type of loan and the current market rates at the time the loans are requested. The credit facility replaces another $400 million credit facility which was to expire in November 1999. At June 30, 1999, there were no borrowings under either facility. The company also uses commercial paper from time to time for short-term borrowings.

NEW BUSINESS INITIATIVES:

  DOW JONES REUTERS BUSINESS INTERACTIVE LLC

    In June 1999, Reuters Group Plc and Dow Jones &
Company announced the formation of a joint venture (effective July 1, 1999), Dow Jones Reuters Business Interactive LLC, each with 50% ownership. The venture is expected to expand upon both partners' existing interactive businesses and to develop an integrated (combining both Dow Jones and Reuters products) web-based service to provide corporate news, information and research data; targeting users of the corporate desktops, traditional librarian and professional researcher markets. The new service will include access to The Wall Street Journal and both Reuters and Dow Jones Newswires, from interfaces in 11 languages and content in nine others. Also, it will target its penetration into developed markets in North America and Western Europe and emerging markets in Asia, Eastern Europe and Latin America. The company expects this new integrated service to be available in the middle of next year. Prior to the availability of the new service, Dow Jones Reuters Business Interactive LLC will provide proprietary content from Dow Jones and Reuters to its full customer base.

  THE WALL STREET JOURNAL SUNDAY

    In April 1999, the company announced a new initiative to launch The Wall Street Journal Sunday pages to commence in the third quarter of 1999. The company expects total combined circulation will be just over 4.3 million. The package of four pages, roughly half news, half advertising, will be published once a week in the business sections of partner newspapers. The participating newspapers will initially include such publications as The Denver Post, The Sun-Sentinel of Fort Lauderdale, Florida, The Minneapolis Star Tribune, The Orange County Register, The St. Petersburg Times, the Milwaukee Journal-Sentinel, the New Orleans Times-Picayune, the Raleigh News & Observer, the St. Louis Post-Dispatch and The Sacramento Bee. The content will focus on personal finance and careers. The company will receive a content fee and share in the advertising revenues.

  OTHER

    In May 1999, Dow Jones launched a new free vertical portal Web site, dowjones.com. The new Internet site offers business information and research services, targeting a broad group of business professionals.

    In April 1999, Dow Jones, the Financial Times and Independent Media agreed to launch later this year Vedomosti, or The Record, a daily Russian business newspaper.

    In June 1999, with an effective date of January 1, 2000, von Holtzbrink group and Dow Jones agreed to swap minority stakes in The Wall Street Journal Europe and Handelsblatt, Germany's leading business newspaper. Under the agreement, Dow Jones will own 22% of Handelsblatt, while von Holtzbrink group will own 49% of the European Journal including Dow Jones' minority interests in a Czech business publisher (Economia) and German financial news agency (VWD).

YEAR 2000

    The company has completed its assessment of its Year 2000 problem. The company expects its efforts to modify existing software and the replacement of certain systems will be completed without interrupting ongoing operations. The company estimates operating costs over the 1997-1999 period to modify its systems for the Year 2000 issue will range between $16 million and $18 million. Through June 30, 1999 the company's expenses were approximately $14.6 million.

    In 1996, Dow Jones established a project team responsible for identifying and resolving Year 2000 issues. These efforts include, but are not limited to, identification and review of internal operating systems and applications, and customer products and services, as well as formal discussions with information providers and other key suppliers to the business.

    The company has identified existing computer applications and categorized them as: (1) applications to be modified, (2) applications to be replaced by Year 2000 compliant systems, and (3) applications initially reported as Year 2000 compliant that need to be tested to confirm their readiness. Through June 1999, approximately 95% of applications requiring modification have been certified as Year 2000 compliant, roughly 94% of replacement applications have been certified and about 95% of initially reported Year 2000 compliant applications have been confirmed.

    The company started contingency planning in the fourth quarter of 1998. The primary focus is to plan for unprepared providers of goods and services, the potential for numerous simultaneous outages, facility problems and unforeseen internal and external failures of computer applications and hardware. As part of this effort the company is ensuring the availability of employees and others at year-end. This contingency planning project is specific to potential Year 2000 related issues and includes; (1) program definition, (2) business risk assessments, (3) strategy development, (4) business continuity and readiness plan development for mission critical processes, (5) testing readiness plans and (6) developing and implementing event response procedures and a team to monitor and address any Year 2000 related failures.

    At June 30, 1999, the readiness plans for essentially all mission critical processes have been developed with the remainder scheduled for completion in July 1999. These plans will be tested and any proactive measures will be implemented during the second half of 1999. An event response team will be in place during the remainder of this year and will continue into the Year 2000.

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

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

    Management's Discussion and Analysis and other sections of this Form 10-Q include forward-looking statements that reflect the company's current expectations or beliefs concerning future results and events.
The words "expects," "intends," "believes," "anticipates," "likely," "will," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, global economic and stock market conditions and their impact on advertising sales and sales of the company's products and services; the inability to expand newspaper page capacity and/or production and service capacity for electronic publishing products on a timely basis to satisfy customer demands; the extent to which the company is able to achieve increased revenues/earnings from distribution of its newswire services; the extent to which the company is able to achieve and maintain a more diversified advertising base for its print publications; the size of the global corporate desktop market for on-line business information and research services and competition in that market; the extent to which the company is able to achieve and maintain advertising revenues from its free services on the Internet, cost of newsprint and labor; rapid technological changes and frequent new product introductions prevalent in electronic publishing; product obsolescence due to advances in technology and shifts in market demand; any damage to or technical failure of the company's computer infrastructure or software that causes interruptions of operations; increased competition in the markets for financial news and information and advertising resulting from the rise in popularity of the Internet, financial television programming and other news media; business conditions (growth or consolidation)in the financial service industry; the company's ability to negotiate collective bargaining agreements with its labor unions without work interruptions: adverse verdicts in legal proceedings, including libel actions; risks associated with the development of television channels in competitive foreign markets, including the ability to produce or obtain desired programming, to sell advertising time at desired rates, to achieve sufficient distribution and to attract audiences; risks associated with foreign operations, including currency and political risks; the cost of resolving the company's Year 2000 software issues or untimely resolution of its Year 2000 issues that results in business interruption or shutdown, financial loss, reputation loss, and/or legal liability; and such other risk factors as may have been or may be included from time to time in the company's reports filed with the Securities and Exchange Commission.

                                PAGE 18
ITEM 5: OTHER INFORMATION



                           PRO FORMA CONDENSED CONSOLIDATED
                                STATEMENTS OF INCOME *
                              Dow Jones & Company, Inc.

                                         Quarters Ended         Six Months Ended
                                                June 30                  June 30
   =============================================================================
   (in thousands, except
    share amounts)                    1999         1998        1999         1998
   -----------------------------------------------------------------------------
   REVENUES:
   Advertising                    $302,609     $277,043    $557,336     $521,709
   Information services             94,395       95,379     189,302      191,263
   Circulation and other           113,567      114,317     226,015      223,749
   -----------------------------------------------------------------------------
     Total revenues                510,571      486,739     972,653      936,721
   -----------------------------------------------------------------------------
   EXPENSES:
   News, operations and
    development                    134,264      129,589     262,445      252,241
   Selling, administrative
    and general                    177,219      163,873     346,880      324,160
   Newsprint                        36,645       43,028      74,040       82,883
   Second class postage
    and carrier delivery            30,032       29,639      59,047       57,907
   Depreciation and
    amortization                    24,844       22,535      49,860       44,961
   Restructuring                     2,755                    2,755
   -----------------------------------------------------------------------------
     Operating expenses            405,759      388,664     795,027      762,152
   -----------------------------------------------------------------------------

     Operating income              104,812       98,075     177,626      174,569

   OTHER INCOME (DEDUCTIONS):
   Investment income                 1,896        1,795       4,771        2,096
   Interest expense                 (1,242)      (1,351)     (2,823)      (3,597)
   Equity in losses of
    associated companies            (6,935)      (3,618)    (10,626)      (9,505)
   Gain on disposition of
    businesses and investments                               10,618       15,390
   Other, net                         (126)        (469)        324         (918)
   -----------------------------------------------------------------------------
   Income before income taxes       98,405       94,432     179,890      178,035
   Income taxes                     41,193       39,686      71,156       73,687
   -----------------------------------------------------------------------------
   NET INCOME                     $ 57,212     $ 54,746    $108,734     $104,348
   =============================================================================
   NET INCOME PER SHARE:
      - Basic                         $.63         $.57       $1.19        $1.08
      - Diluted                        .62          .56        1.18         1.07

   Weighted-average shares
    outstanding:
      - Basic                       90,699       96,476      91,063       96,610
      - Diluted                     91,676       97,677      91,996       97,920
   =============================================================================
    * Pro forma statements of income exclude Telerate results of operations and loss on sale.  Dow Jones completed the sale of Telerate on May 29, 1998.





              SUPPLEMENTAL PRO FORMA REVENUE SEGMENT INFORMATION *
                          Dow Jones & Company, Inc.
================================================================================
                                         Quarters Ended         Six Months Ended
                                                June 30                  June 30
   (in thousands))                    1999         1998        1999         1998
   -----------------------------------------------------------------------------
   PRINT PUBLISHING:
   U.S. Publications:
     Advertising                  $218,087     $198,692    $403,718     $379,732
     Circulation and other          79,209       80,506     157,833      156,661
   International Publications:
     Advertising                    18,823       17,804      33,828       31,074
     Circulation and other          11,073       10,883      22,421       21,922
                                   -------      -------     -------      -------
        Total pro forma revenues   327,192      307,885     617,800      589,389

   ELECTRONIC PUBLISHING:
     Dow Jones Newswires            51,103       51,736     101,981      102,894
     Dow Jones Indexes               3,063        2,783       6,304        6,069
     Dow Jones Interactive
      and other                     36,746       38,774      74,782       78,365
     The Wall Street Journal
      Interactive Edition            7,874        4,171      13,256        7,717
                                   -------      -------     -------      -------
        Total pro forma revenues    98,786       97,464     196,323      195,045

    COMMUNITY NEWSPAPERS:
     Advertising                    61,120       58,476     112,609      107,163
     Circulation and other          23,473       22,914      45,921       45,124
                                   -------      -------     -------      -------
        Total pro forma revenues    84,593       81,390     158,530      152,287

        Total pro forma segment
         revenues                 $510,571     $486,739    $972,653     $936,721
   =============================================================================

* Pro forma statements of income exclude Telerate results of operations and loss on sale. Dow Jones completed the sale of Telerate on May 29, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits filed:

Exhibit
Number               Document
-------              --------
10.15	The Restated Certificate of Incorporation of the company, as amended April 22, 1988 and April 25, 1989.

10.16    The By-laws of the company restated as of May 17, 1989.

10.17    The Restated Credit Facility as of June 29, 1999.

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

                                              DOW JONES & COMPANY, INC.
                                              -------------------------
                                                    (Registrant)

Date:  August 11, 1999                     By: /s/  Lawrence K. Kinsella
                                                ----------------------
                                                      Comptroller
                                              (Chief Accounting Officer)