Form 10-Q
period 1999-09-30
DOW JONES & CO INC
filed 1999-11-12
CIK 29924

                            UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999


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

   The number of shares outstanding of each of the issuer's classes of common stock on September 30, 1999: 68,240,355 shares of Common Stock and 21,230,914 shares of Class B Common Stock.


PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Dow Jones & Company, Inc.
==========================================================================
                                  Quarters Ended         Nine Months Ended
(in thousands, except               September 30              September 30
 per share amounts)             1999        1998         1999         1998
--------------------------------------------------------------------------
Revenues:
Advertising                 $289,549    $231,457   $  846,885   $  753,166
Information services          68,556      96,935      257,858      574,100
Circulation and other        111,690     115,233      337,705      338,982
--------------------------------------------------------------------------
  Total revenues             469,795     443,625    1,442,448    1,666,248
--------------------------------------------------------------------------
Expenses:
News, operations and
 development                 121,598     131,448      384,043      535,531
   Selling, administrative
    and general              175,794     161,588      522,674      599,137
Newsprint                     34,704      38,510      108,744      121,393
Second class postage
 and carrier delivery         29,450      28,612       88,497       86,519
Depreciation and
 amortization                 24,106      22,577       73,966      121,436
Restructuring                             16,340        2,755       16,340
--------------------------------------------------------------------------
  Operating expenses         385,652     399,075    1,180,679    1,480,356
--------------------------------------------------------------------------
  Operating income            84,143      44,550      261,769      185,892
Other income (deductions):
Investment income              2,480       4,535        7,251        7,567
Interest expense                (918)        (909)     (3,741)      (5,429)
Equity in losses of
 associated companies         (8,171)     (4,483)     (18,797)     (13,988)
Gain on disposition of
 businesses and investments   57,607                   68,225     (120,997)
Other, net                      (383)         97          (59)      (3,175)
--------------------------------------------------------------------------
Income before income taxes   134,758      43,790      314,648       49,870
Income taxes                  31,957      17,931      103,113       41,010
--------------------------------------------------------------------------
Net income                  $102,801    $ 25,859   $  211,535  $     8,860
==========================================================================
Per share:
Net income per share:
  - Basic                      $1.14       $0.28        $2.33        $0.09
  - Diluted                     1.13        0.27         2.32         0.09

Weighted-average shares outstanding:
  - Basic                     90,040      93,928       90,711       95,825
  - Diluted                   90,689      95,113       91,333       97,125

Cash dividends declared                                 $0.72        $0.72
--------------------------------------------------------------------------
Comprehensive income        $ 42,498    $ 13,157     $171,427  $     5,866
==========================================================================
See notes to condensed consolidated financial statements.

                                PAGE 3

                         CONDENSED CONSOLIDATED
                        STATEMENTS OF CASH FLOWS
                        Dow Jones & Company, Inc.
==========================================================================
                                            Nine Months Ended September 30
(in thousands)                                          1999          1998
--------------------------------------------------------------------------
Operating Activities:
Net income                                          $211,535      $  8,860
Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation and amortization                         73,966       121,436
(Gain) loss on disposition of businesses
 and investments                                     (68,225)      120,997
Changes in assets and liabilities                    (66,780)      (76,714)
Other, net                                            19,457        31,928
--------------------------------------------------------------------------
    Net cash provided by operating activities        169,953       206,507
--------------------------------------------------------------------------
Investing Activities:
Additions to plant and property                     (144,159)     (175,658)
Businesses and investments acquired,
 net of cash received                                (39,518)      (50,734)
Disposition of businesses and investments             92,698       465,983
Other, net                                             2,084         8,429
--------------------------------------------------------------------------
    Net cash (used in) provided by
      investing activities                           (88,895)      248,020
--------------------------------------------------------------------------
Financing Activities:
Cash dividends                                       (65,662)      (69,195)
Reduction of long-term debt                                        (63,015)
Repurchase of treasury stock, net of put premiums   (141,529)     (201,193)
Other, net                                            18,524        50,874
--------------------------------------------------------------------------
    Net cash used in financing activities           (188,667)     (282,529)
--------------------------------------------------------------------------
Effect of exchange rate changes on cash                  123            78
--------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents    (107,486)      172,076
Cash and cash equivalents at beginning of year       142,877        23,763
--------------------------------------------------------------------------
Cash and cash equivalents at September 30           $ 35,391      $195,839
==========================================================================
See notes to condensed consolidated financial statements.


                                PAGE 4

                       CONDENSED CONSOLIDATED
                            BALANCE SHEETS
                      Dow Jones & Company, Inc.
==========================================================================
                                             September 30      December 31
(in thousands)                                       1999             1998
--------------------------------------------------------------------------
Assets:
Cash and cash equivalents                      $   35,391       $  142,877
Accounts receivable-trade, net                    261,355          236,928
Accounts receivable-other                          20,609           19,038
Inventories                                        14,116           11,386
Deferred income taxes                              13,659           13,992
Prepaid expenses                                   17,964           18,068
--------------------------------------------------------------------------
  Total current assets                            363,094          442,289
--------------------------------------------------------------------------
Investments in associated companies,
 at equity                                         53,129           41,406
Other investments                                 169,504          222,858
Plant and property, at cost                     1,696,555        1,575,781
Less, accumulated depreciation                  1,034,676          973,664
--------------------------------------------------------------------------
                                                  661,879          602,117
Goodwill, less accumulated amortization            83,950           86,554
Deferred income taxes                              68,299           67,171
Other assets                                       31,076           28,927
--------------------------------------------------------------------------
  Total assets                                 $1,430,931       $1,491,322
==========================================================================
Liabilities:
Accounts payable and accrued liabilities       $  278,004       $  324,190
Income taxes                                       41,070           37,198
Unearned revenue                                  224,589          238,409
--------------------------------------------------------------------------
  Total current liabilities                       543,663          599,797
Long-term debt                                    149,931          149,889
Other noncurrent liabilities                      241,843          232,296
--------------------------------------------------------------------------
  Total liabilities                               935,437          981,982
--------------------------------------------------------------------------
Stockholders' Equity:
Common stock                                      102,181          102,181
Additional paid-in capital                        138,756          137,479
Retained earnings                                 770,112          624,239
Accumulated other comprehensive (loss) income      (4,295)          35,813
--------------------------------------------------------------------------
                                                1,006,754          899,712
Less, treasury stock, at cost                     511,260          390,372
--------------------------------------------------------------------------
  Total stockholders' equity                      495,494          509,340
--------------------------------------------------------------------------
  Total liabilities and stockholders' equity   $1,430,931       $1,491,322
==========================================================================
See notes to condensed consolidated financial statements.


                       NOTES TO FINANCIAL STATEMENTS
                         Dow Jones & Company, Inc.

1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of September 30, 1999, and December 31, 1998, and the consolidated results of operations for the three and nine month periods ended September 30, 1999 and 1998 and the consolidated cash flows for the nine-month periods then ended. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Certain prior year amounts have been reclassified to conform with current year presentation. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. On July 1, 1999, the company formed a 50-50 joint venture, Dow Jones Reuters Business Interactive LLC (DJRBI), with Reuters Group Plc, into which Dow Jones contributed a significant portion of its interactive business unit. Additionally, the company provided fixed assets with a net book value of $9.9 million. The company's share of the joint venture's results are included in Equity in Losses of Associated Companies. On November 8, 1999, the Dow Jones Reuters Business Interactive product was renamed Factiva.

3. In the third quarter of 1999, Dow Jones completed the sale of its interest in United States Satellite Broadcasting, Inc. The company realized a net gain of $57.3 million, or $.63 per diluted share.

4. The second quarter of 1999 included a restructuring charge of $2.8 million ($1.6 million after tax, or $.02 per diluted share) for employee severance associated with the conversion to electronic pagination of The Wall Street Journal. The severance charge, which applies to approximately 70 employees, reduced operating income for the print publishing segment. The company expects that the layoffs will be substantially completed in the second quarter of 2000.

5. First quarter 1999 included a net gain of $10.6 million, or $.12 per diluted share, from the sale of a portion of the company's minority interest in OptiMark Technologies, Inc.

6. In the third quarter of 1998, the company recorded a restructuring charge of $16.3 million ($9.6 million after tax, or $.10 per diluted share) for a voluntary staff reduction plan at community newspapers.

7. On May 29, 1998, the company completed the sale of Telerate (formerly, Dow Jones Markets), a former subsidiary, to Bridge Information Systems, Inc. The accepted purchase price (subject to post-closing adjustment) included $360 million in cash and $150 million of five year, convertible, 4% preferred stock of Bridge. In the second quarter of 1998, a loss was recorded on the sale of $136.4 million ($98 million after-tax or $1.02 per diluted share). Pro forma results excluding Telerate operations and loss on sale are included in the Other Information section as supplemental data on pages 19 and 20 of this Form 10-Q. Certain liabilities included in accrued liabilities as of September 30, 1999 and December 31, 1998 are principally related to long-term contracts the company had entered into when Telerate was a wholly-owned subsidiary.

8. First quarter 1998 included a net gain of $10.1 million, or 11 cents per diluted share, from the sales of the company's interests in WBIS+ TV ($.08 per diluted share) and Mediatex Communications Corp., publisher of Texas Monthly magazine ($.03 per diluted share).

9. The company has guaranteed payment under certain circumstances of certain annual minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities and Market Data Corporation under contracts entered into during the period when Telerate was a subsidiary of the company. The annual minimum payments average approximately $50 million per year through October 2006. Bridge has agreed to indemnify the company if the company is required to make any payments under the guarantee.

10. In the third quarter of 1999, the company repurchased 1.5 million shares of its common stock at an aggregate price of $76.3 million. Additionally, the company sold put options (puts) on 333,000 shares, bringing to 2 million the number of shares subject to puts at September 30, 1999. Outstanding puts may require the company to repurchase up to $96.1 million of its common stock (net of put premiums) through September 2000.

11.  Comprehensive income was computed as follows:
===========================================================================
                                     Quarters Ended       Nine Months Ended
                                       September 30            September 30
(in thousands)                     1999        1998        1999        1998
---------------------------------------------------------------------------
Net income                     $102,801    $ 25,859    $211,535     $ 8,860

Adjustments for realized
 gain included in net income    (57,607)                (38,840)

Less: realized foreign currency
 translation adjustment
 included in net income                                             (9,023)

Foreign currency translation
 adjustments                        832                    (245)      8,461

Unrealized holdings             (3,528)    (12,702)     (1,023)     (2,432)
---------------------------------------------------------------------------
Comprehensive income           $ 42,498    $ 13,157    $171,427     $ 5,866
===========================================================================

12.  Diluted earnings per share have been computed as follows:
===========================================================================
                                      Quarters Ended      Nine Months Ended
(in thousands, except                   September 30           September 30
 per share amounts)                 1999        1998        1999       1998
---------------------------------------------------------------------------
Net income                      $102,801    $ 25,859    $211,535    $ 8,860

Weighted-average shares
 outstanding - basic              90,040      93,928      90,711     95,825
  Stock options                      509         908         488      1,034
  Other, principally
   contingent stock rights           140         277         134        266
---------------------------------------------------------------------------
Weighted-average shares
 outstanding - diluted            90,689      95,113      91,333     97,125

Diluted earnings per share         $1.13       $0.27       $2.32      $0.09
===========================================================================


                       Dow Jones & Company, Inc.

13. Certain employee stock options and put options have been excluded from diluted earnings per share in 1999 and 1998 because to include such securities would be antidilutive.

14. Various libel actions, environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate outcome to the company and its subsidiaries as a result of legal proceedings is adequately covered by insurance, or if not covered, would not have a material effect on the company's financial statements taken as a whole.

15. The table on the following page compares revenues, income before income taxes and EBITDA by business segment for the 1999 and 1998 quarters and nine months ended September 30. EBITDA is computed by the company as operating income excluding depreciation and amortization and restructuring charges. EBITDA is a measure used by the company's management in determining a business unit's performance. EBITDA may be calculated differently by other companies and investors should not view the company's calculation of EBITDA as an alternative to GAAP measurements such as operating income, net income and cash flows provided by or used in operating, investing and financing activities.



                                  PAGE 8

                           SEGMENT INFORMATION
             FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30
=============================================================================
                                       Quarters Ended       Nine Months Ended
                                         September 30            September 30
(in thousands)                       1999        1998        1999        1998
-----------------------------------------------------------------------------
Revenues:
Print publishing                 $310,027    $263,604  $  927,827  $  852,993
Electronic publishing              75,071      98,808     271,394     293,853
Community newspapers               84,697      81,213     243,227     233,500
                                 --------    --------  ----------  ----------
     Segment pro forma revenues   469,795     443,625   1,442,448   1,380,346
Telerate                                                              285,902
                                 --------    --------  ----------  ----------
     Consolidated revenues       $469,795    $443,625  $1,442,448  $1,666,248
-----------------------------------------------------------------------------
Income before income taxes:
Print publishing                 $ 61,304    $ 31,435  $  193,623  $  154,407
Electronic publishing               8,013      17,731      31,681      57,389
Community newspapers               22,855         968      60,451      25,190
Corporate                          (8,029)     (5,584)    (23,986)    (17,867)
                                  --------    --------  ----------  ----------
     Pro forma operating income    84,143      44,550     261,769     219,119
Telerate                                                              (33,227)
                                 --------    --------  ----------  ----------
     Consolidated operating income 84,143      44,550     261,769     185,892
Equity in losses of associated
 companies                         (8,171)     (4,483)    (18,797)    (13,988)
Gain (loss) on disposition
 of businesses and investments     57,607                  68,225    (120,997)
Other income (deductions),net       1,179       3,723       3,451      (1,037)
                                  --------    --------  ----------  ----------
     Income before income taxes  $134,758    $ 43,790  $  314,648  $   49,870
-----------------------------------------------------------------------------
EBITDA: (1)
Print publishing                 $ 75,153    $ 43,661  $  238,577  $  191,718
Electronic publishing              13,851      23,685      50,287      74,551
Community newspapers               27,274      21,705      73,612      54,595
Corporate                          (8,029)     (5,584)    (23,986)    (17,867)
                                 --------    --------  ----------  ----------
     Segment pro forma EBITDA     108,249      83,467     338,490     302,997
Telerate                                                               20,671
                                 --------    --------  ----------  ----------
     Consolidated EBITDA         $108,249    $ 83,467  $  338,490  $  323,668
EBITDA Margin:
Print publishing                    24.2%       16.6%       25.7%       22.5%
Electronic publishing               18.5%       24.0%       18.5%       25.4%
Community newspapers                32.2%       26.7%       30.3%       23.4%
     All segments (2)               23.0%       18.8%       23.5%       22.0%
=============================================================================
    Supplemental disclosures including the company's half of DJRBI's results are presented on pages 20 and 21 of this Form 10-Q.
(1) EBITDA is computed as operating income excluding depreciation, amortization and restructuring costs.
(2) Excludes Telerate results from operations and loss on sale.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    Net income for the third quarter was $102.8 million, or $1.13 per diluted share, in 1999 versus $25.9 million, or $.27 per diluted share, in 1998. Revenues advanced to $469.8 million this year from $443.6 million in 1998's third quarter. Operating income increased to $84.1 million from $44.6 million a year ago.

    For the first nine months of 1999 net income was $211.5 million, or $2.32 per diluted share, compared with $8.9 million, or $.09 per diluted share, last year. Revenues dropped to $1.44 billion from the $1.67 billion earned last year. Operating income of $261.8 million in the first nine months improved from $185.9 million in 1998.

    Dow Jones Reuters Business Interactive LLC (DJRBI), a joint venture, was established July 1, 1999. The company's 50% share of the joint venture's results are reported in Equity in Losses of Associated Companies. Prior to July 1, 1999, results of the interactive business contributed to the joint venture were included in electronic publishing operating results.

    On May 29, 1998, the company completed the sale of Telerate, its former subsidiary, to Bridge Information Systems, Inc. A loss on the sale of $136.4 million ($98 million after-tax) was recorded in the second quarter of 1998. Under the terms of the sales agreement, the purchase price is subject to possible post-closing adjustments including working capital changes and indemnification, which at this time the company believes will be immaterial. Pro forma results excluding Telerate operations and loss on sale are included in the Other Information section as supplemental data on pages 19 and 20 of this Form 10-Q.

    In the third quarter of 1999, the company realized a net gain of $57.3 million, or $.63 per diluted share, from the sale of its full interest in United States Satellite Broadcasting, Inc. (USSB), a provider of direct satellite television programming.

The following table summarizes special items, net of income taxes:
==========================================================================
                               Quarters Ended            Nine Months Ended
(in thousands, except            September 30                 September 30
 per share data)            1999         1998             1999        1998
--------------------------------------------------------------------------
Investment sale gains:
 USSB Inc.                 $57.3                         $57.3
 OptiMark Technologies,
  Inc.                                                    10.6
 WBIS+ TV                                                            $ 7.4
 Mediatex Communications
  Corp.                                                                2.7
                           -----        -----            -----       -----
Total investments           57.3                          67.9        10.1
Severance charges:                     ($ 9.6)          (  1.6)     (  9.6)
                           -----        -----            -----       -----
Total special items        $57.3       ($ 9.6)           $66.3       $ 0.5
--------------------------------------------------------------------------
Earnings per diluted share:
 Investment sale gains     $ .63                         $ .75       $ .11
 Severance charges                     ($ .10)          ($ .02)     ($ .10)
==========================================================================

                                PAGE 10

The company's consolidated financial results for the quarters and nine months ended September 30, 1999 and 1998 were as follows:
==========================================================================
                               Quarters Ended            Nine Months Ended
(in thousands, except            September 30                 September 30
 per share data)            1999         1998             1999        1998
--------------------------------------------------------------------------
Net income excluding
 Telerate and
  special items         $ 45,479      $35,418         $145,238    $129,620

Telerate results of
 operations and loss on sale                                      (121,347)

Special items             57,322       (9,559)          66,297         587
                         -------       ------          -------     -------
Net income as reported  $102,801      $25,859         $211,535    $  8,860
--------------------------------------------------------------------------
Diluted earnings per share from
 continuing operations      $.50         $.37            $1.59       $1.33
Telerate results of
 operations and loss on sale                                         (1.25)
Special items                .63        ( .10)             .73         .01
--------------------------------------------------------------------------
Diluted earnings
 per share as reported     $1.13         $.27            $2.32        $.09
==========================================================================

    For purposes of understanding the financial results for the periods presented in this Form 10-Q, the following text excludes Telerate results from operations and loss on sale (pro forma results). The company reports DJRBI's results in Equity in Losses of Associated Companies. However, to assist the reader in understanding the revenue and expense trends of the company, certain discussions and analysis will present the electronic publishing business segment or consolidated operating results including the company's 50% share of revenues, expenses and operating income of DJRBI.

    Net income (excluding special items as defined above) was $45.5 million, or $.50 per diluted share, in the third quarter of 1999 compared with $35.4 million, or $.37 per diluted share, earned in 1998. Earnings increased $.13, or 35%, per diluted share, due to improved print publishing operating income (+$.14 excluding U.S. Television and newsprint price benefit), lower newsprint prices (+$.05), enhanced earnings at community newspapers (+$.03 excluding newsprint price benefit), and impact of share repurchases (+$.02). These increases were partially offset by reduced earnings in electronic publishing (-$.07) and lower investment income and equity results (-$.03). Equity losses were greater due to an earnings decline at F.F. Soucy (a newsprint mill owned 39.9% by Dow Jones), the inclusion of the third quarter results of DJRBI (prior to July 1, 1999, the former Dow Jones Interactive business was reported in operating results) and SmartMoney (specifically from development costs for SmartMoney.com).

    Third quarter operating income, excluding special items, grew 38% to $84.1 million in 1999, driven by strong advertising revenue gains, improved margins at community newspapers and lower newsprint costs in 1999.
Revenues of $469.8 million grew $26.2 million, or 5.9%, from 1998. Advertising revenue benefited from a 27% advertising linage gain at The Wall Street Journal. The EBITDA margin increased to 23.0% from 18.8% in 1998.

    Excluding special items, consolidated operating expenses in the third quarter of 1999 increased $2.9 million, or 0.8%, to $385.7 million, from the like period in 1998. Print publishing expenses rose 7.1%, partially due to higher compensation (in part due to increased sales commissions driven by revenue growth) and marketing efforts associated with The Wall Street Journal branding campaign. Electronic publishing expenses fell 17%.

    Including 50% of DJRBI, consolidated operating expenses increased 8.1%, with electronic publishing expenses increasing 18% to $95.3 million, due to sales and marketing, compensation and content fees, all partially related to international expansion. Third quarter 1999 consolidated newsprint expense decreased $3.8 million, or 9.9%, compared with the like period in 1998 reflecting an average decline of 19% in newsprint prices partially offset by an 11.3% increase in consumption.

    Net income for the first three quarters of 1999 of $145.2 million, or $1.59 per diluted share, grew 20% per diluted share from the 1998 like period's pro forma results, excluding special items from both years. Diluted earnings per share increased $.26, due to improved print publishing operating income (+$.11 excluding U.S. Television and newsprint price benefit), enhanced earnings at community newspapers (+$.10, excluding newsprint price benefits), the impact of share repurchases (+$.10), lower newsprint expense (+$.10), and reduced worldwide television losses (+$.08). These increases were partially offset by reduced earnings in electronic publishing (-$.17), lower equity results and an increase of corporate expenses associated with compensation, establishment of the DJRBI joint venture and process redesign (-$.07).

    Consolidated operating income, excluding special items, for the first nine months was $264.5 million, an increase of $29.1 million, or 12.3%, compared with 1998's operating income. Revenue grew 8.4% at domestic print publications, with U.S. television revenue more than doubled from the prior year (the programming alliance with CNBC in the U.S. began April 2, 1998). This was partially offset by an electronic publishing revenue decline of 46%, due to the inclusion of the former Dow Jones Interactive business unit into Equity in Losses of Associated Companies effective July 1, 1999. Electronic publishing revenues, including one-half of DJRBI, were $297.8 million, up 1.3%, from a year ago. Community newspapers operating earnings grew $18.9 million, or 46%. Consolidated revenues through September 1999 grew $62.1 million, an increase of 4.5%, largely due to growth in the print publishing segment. Consolidated expenses for the three-quarters of 1999 increased $33 million, or 2.9%.

     Given the continuing strength in Wall Street Journal linage, the company expects fourth quarter 1999 earnings per share, excluding special items, to grow at least at the 20% pace achieved in the first nine months of 1999. Enhanced margins at the community newspapers and lower newsprint costs should also continue to benefit earnings in 1999. Electronic publishing's earnings falloff is expected to partially offset these gains as the company continues its marketing and sales initiatives and expands its news content and distribution channels globally.

SEGMENT DATA

    The company's business and financial news and information operations are reported in the following two segments: print publishing and electronic publishing. The results of the company's Ottaway Newspapers subsidiary, which publishes 19 daily newspapers and 15 weekly newspapers in communities throughout the United States, are reported in the community newspapers segment.

    Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, and U.S. television operations. (Results of the company's international television ventures are included in Equity in Losses of Associated Companies).

    Approximately 9% of print publishing revenues were earned by international publications. Revenues, particularly advertising, for the print publications are historically seasonal with the fourth quarter typically being the strongest in terms of total volume followed by the second quarter, then first and finally the third quarter.

    Electronic publishing includes the operations of Dow Jones Newswires, Dow Jones Indexes, The Wall Street Journal Interactive Edition, dowjones.com, and Dow Jones Interactive and other.

PRINT PUBLISHING

    Print publishing operating income in the third quarter was $61.3 million, an increase of $29.9 million, or 95%, from 1998. The EBITDA margin rose to 24.2% from 16.6% in 1998. Revenues of $310 million advanced $46.4 million, or 18%. Advertising revenue grew 32%, mostly from the strength of a 27% linage gain at The Wall Street Journal (third quarter 1998 linage was down 6.8% from the like period in 1997). U.S. television grew 28%, while International print revenue was down $1.7 million, or 6%, due to a revenue falloff from Asian publications, almost entirely due to the Far Eastern Economic Review. Wall Street Journal Europe revenue rose 6.8%.

    General advertising linage in The Wall Street Journal, which comprised 58% of total linage, climbed 39% over third quarter 1998, in part due to increased advertising by technology firms promoting server and networking products as well as growth in "dot.com" advertising. Other strong performers included the telecommunications and utility industries. Luxury goods, professional services and corporate image advertising also provided substantial growth to the general category. Financial linage, which made up 29% of total Journal linage, was up 23%, driven by the strong economy and resurgence in IPO activity. Classified and other linage, which constituted the remaining 13% of Journal linage, was down 2% from the comparable period in 1998, reflecting some migration of employment advertising to the Internet. Barron's national advertising pages were up nearly 20%.

    Circulation revenue in 1999's third quarter was down 4.7% from a year ago. Average circulation at the domestic Wall Street Journal remained relatively flat with the expansion of low-revenue bulk distribution to the hotel and airline markets offsetting a slight drop in subscription circulation. Barron's average circulation gained 1% to about 290,000. International print circulation revenue decreased 9.6%, largely the result of a revenue decline from The Far Eastern Economic Review and a weaker U.S. dollar. Average combined circulation for the Asian and European Journals was up 14.4% to 143,000.

    Operating expenses rose $16.6 million, or 7.1%, to $248.7 million in the third quarter of 1999, reflecting higher compensation (in part due to increased sales commissions driven by revenue growth), promotional spending linked to the Journal's branding campaign and costs related to international expansion. The segment benefited from a newsprint expense decrease of $2.3 million, or 7.6%. The average newsprint price per ton was $475, down 19%, while tons used increased 14.1% from 1998's third quarter.

    Operating income in the first nine months of 1999 was $196.4 million, an increase of $42 million, or 27%, from $154.4 million earned a year earlier. Revenues advanced $74.8 million, or 8.8%, with advertising revenue up $77.4 million, or 13.3%. Advertising linage at The Wall Street Journal rose 11.1%, as general advertising linage grew 17%. Financial linage was up 4%, reflecting increases in image advertising. Classified and other linage gained 1.3% from the comparable period in 1998, primarily from real estate advertising. Barron's national advertising pages were up 2.7%.

    Operating expenses increased $32.9 million, or 4.7%, to $731.4 million in 1999. The company continued to benefit from reduced newsprint prices, with that expense declining $9.1 million, or 9.4%. The average newsprint price per ton for the first nine months of 1999 was $504, down 15%, while newsprint consumption increased 7.1%. The EBITDA margin in the first nine months of 1999 was 25.7%, versus 22.5% a year earlier.

    Advertising rates for the U.S. Wall Street Journal will increase 4% effective January 2000. Four-color and spot color ad rates will rise 5% and 8%, respectively. Advertising rate changes for The Wall Street Journal Europe and The Asian Wall Street Journal will be announced later this year.

ELECTRONIC PUBLISHING

    On July 1, 1999, the company formed a 50-50 joint venture, Dow Jones Reuters Business Interactive LLC with Reuters Group Plc, into which
Dow Jones contributed significant portions of its interactive business unit. The company's share of DJRBI's results are reported in Equity in Losses of Associated Companies. Prior to July 1, 1999, results of the interactive business contributed to DJRBI were included in the company's electronic publishing revenue, expenses and operating income.

    Electronic publishing's third quarter operating income of $8 million decreased $9.7 million, or 55%, compared with 1998's third quarter. Revenues fell 24% to $75.1 million. Operating expenses decreased 17% from $81.1 million in 1998. If the company's 50% share of DJRBI operating results were included in this segment, operating income would have decreased 65%, or $11.5 million, to $6.2 million in 1999. Revenues would have increased $2.7 million to $101.5 million, while operating expenses would have jumped $14.2 million, or 18%, chiefly from sales and marketing efforts in all business units as well as costs related to international expansion of the interactive products and Newswires businesses.

    Dow Jones Newswires third quarter revenue was flat at $52.2 million in 1999, due to cancellation of Telerate-related terminals in Europe and Asia partly offset by the start of distribution channels with Reuters and Bloomberg. Through September 1999, the company initiated 17,500 user trials on Reuters and Bloomberg, of which 8,200 were completed, with roughly one-third continuing as paid subscribers.

    At September 30, 1999, there were 312,000 newswires terminals, up 6.5% from 293,000 a year ago. Terminal growth in North America was 23,000, somewhat offset by 4,000 cancellations overseas. Revenues in the U.S. are affected by larger accounts that tend to contract for more terminals and receive larger volume discounts. The 4,000 overseas terminals that cancelled were yielding higher per-terminal revenue than those in the U.S., resulting in a 20% decline in international revenue, offsetting growth in North America.

    In the third quarter of 1999, Dow Jones Indexes revenue of $3.3 million declined 5.3% from the like period in 1998. Excluding one-time fees, revenue increased 2.5% from 1998. The average number of futures contracts on the CBOT and options contracts on the CBOE declined 2% from like period in 1998. Volume in DIAMONDS, which trade on the American Stock Exchange, more than doubled from last year.

    Dow Jones Indexes initiated and maintains two new indexes, the Dow Jones Internet Indexes (comprised of 40 Internet commerce or service stocks) and the Dow Jones Global Titans Index (comprised of 50 of the world's largest blue-chip stocks) launched in August of 1999. Assets based on Dow Jones Indexes grew to $137 billion from $15 billion a year ago, chiefly due to growth of the Dow Jones STOXX partnership (launched in the third quarter of 1998).

    The Wall Street Journal Interactive Edition revenue in the third quarter of 1999 advanced $3.5 million, to $7.5 million, compared with 1998's like period. Advertising revenue more than doubled from last year's third quarter and subscription revenue grew roughly 62%, partly reflecting a 20% price increase for non-print subscribers effective November 1998. Subscription growth reflects new distribution agreements. In the third quarter 1999, the company launched a new marketing strategy to promote its interactive product through point-of-purchase subscription sales. The Interactive Journal also partnered with other interactive companies to supplement its content and distribution channels. At September 30, 1999, there were roughly 330,000 subscribers to the Interactive Journal, up 29% from a year ago.

    Third quarter 1999 revenue for dowjones.com was $2.3 million. Launched at the end of May 1999, the business news and information portal averages approximately 40,000 sessions per business day, with an average of four-page views per session. The free portal site is exclusively supported by sponsorships, banner advertising and e-commerce.

    Dow Jones Interactive and other revenues (including the company's 50% of DJRBI's revenue) was $36.2 million in the third quarter of 1999, down 7.4%, mainly from a contractual reduction in a third party licensing contract and a decline in direct consumer sales. Excluding these factors, the company's former Dow Jones Interactive business' revenue increased 7%, driven by 30% growth in the enterprise customer base. There was a slight decline in the non-enterprise customer base reflecting customer conversions and price changes. Year-to-date 1999 revenues fell 5.5% to $110.9 million.

    In the first nine months of 1999, operating income for electronic publishing was $31.7 million, a decrease of $25.7 million, or 45%. Segment revenue of $271.4 million fell $22.5 million from 1998. Dow Jones Newswires revenue of $154.2 million was flat with a year ago. Revenue at The Wall Street Journal Interactive Edition was up $8.3 million, to $20.1 million. Dow Jones Indexes' revenue was flat at $9.6 million from 1998's like period. Dow Jones Interactive and other fell $32.9 million, or 28%, partly reflecting the contribution at July 1, 1999 of Dow Jones Interactive to DJRBI which is now included in equity. Segment operating expenses in 1999 were up $3.2 million, or 1.4%, to $239.7 million.

    Including one-half of DJRBI's results in the electronic publishing segment, operating income decreased $27.5 million, or 48%, in the first nine months of 1999. Revenues grew $3.9 million, or 1.3%, and operating expenses increased $31.5 million, or 13.3%. The growth in expenses was due to marketing and selling costs associated with promoting interactive products, expansion of Newswires businesses and content fees. Supplemental disclosures for the electronic publishing segment are included on pages 20 and 21 of this Form 10-Q. The company expects the electronic publishing segment to continue to focus on revenue and market share growth which will yield EBITDA margins below last year for the remainder of 1999.

COMMUNITY NEWSPAPERS

    Third quarter 1999 operating income of $22.9 million at the community newspapers segment increased 32% from last year, excluding a restructuring charge in 1998's third quarter. Community newspapers revenue of $84.7 million advanced $3.5 million, or 4.3%. Advertising linage was up 0.8%. Excluding the restructuring charge in 1998, operating expenses of $61.8 million were down $2.1 million, or 3.2%, largely due to a decrease in newsprint expense of 18%. The EBITDA margin increased to 32.2% from 26.7%.

    In the first nine months of 1999, operating income was $60.5 million, up $18.9 million, or 46%, from the like 1998 period, again excluding the 1998 restructuring charge. The EBITDA margin increased to 30.3% from 23.4% reflecting the cost cutting measures implemented during the third quarter of 1998. The company expects this segment to exceed its long-term EBITDA margin target of 27% for all of 1999. Revenue of $243.2 million advanced $9.7 million, or 4.2%, from 1998. Advertising revenue increased $8.5 million, or 5.1%, to $173 million from a year-earlier and circulation revenue grew $1.4 million, or 2.2%. Operating expenses decreased $9.2 million, or 4.8%, to $182.7 million, excluding restructuring.

OTHER INCOME/DEDUCTIONS

    Net interest income in the third quarter of 1999 and 1998 was $1.6 million and $3.6 million, respectively. Through September net interest income was $3.5 million versus $2.1 million in 1998. Long-term debt was $149.9 million at September 30, 1999 and 1998.

The company's share of Equity in Losses of Associated Companies in the third quarter 1999 was $8.2 million compared with $4.5 million a year earlier. The wider loss largely resulted from the reduced earnings at F.F. Soucy, the company's newsprint mill affiliate (due to lower newsprint prices), the inclusion of the company's 50% share of DJRBI effective
July 1, 1999 and SmartMoney (specifically from development costs for SmartMoney.com), partially offset by a 17% improvement in international television. Year-to-date 1999 equity losses were $18.8 million versus
$14 million in 1998.

    On July 7, 1999, the company completed the sale of its interest in United States Satellite Broadcasting, Inc. to Hughes Electronics and recorded a pretax gain of $57.3 million. In the first quarter of 1999, the company reported a pretax gain of $10.6 million from the sale of a portion of its holdings in OptiMark Technologies, Inc. (The pretax and after-tax gains on these transactions are the same due to the usage of certain tax loss carryforwards resulting from the Telerate sale). First quarter 1998 included a pretax gain of $15.4 million from the sales of the company's interests in WBIS+ TV and Mediatex.

INCOME TAXES

    The effective income tax rates for the third quarter and year-to-date 1999 were 24% and 33%, respectively, compared with 41% in both periods in 1998. The lower effective tax rates resulted from the utilization of capital loss carryforwards on the sales of investments. Excluding Telerate in 1998 and the effect of investment gains in each year, the effective tax rate in the third quarter and nine months would have been 41% and 42%, in both years, respectively.

    At September 30, 1999, the company had available approximately $480 million of capital loss carryforwards (a deferred tax asset of $184 million) which was fully reserved through a valuation allowance (resulting from the sale of Telerate in May 1998).

FINANCIAL POSITION AND CASH FLOW

    In the first nine months of 1999, the company repurchased approximately 3 million shares at an average price per share of $48.19. In 1998, the Board of Directors authorized repurchase expenditures of up to $800 million. As of September 30, 1999, the remaining amount of repurchase authorizations from the company's Board of Directors was $263.8 million, after reserving for the exercise of put options.

    In the first three quarters of 1999, the company funded from operating cash flow and sale of investments the repurchase of its common stock of $141.5 million, capital expenditures of $144.2 million (including $50.6 million for The Wall Street Journal color expansion project), dividends of $65.7 million and $39.5 million in various investments. Cash and cash equivalents, which include highly-liquid investments with a maturity of three months or less, were $35.4 million at September 30, 1999 compared with $142.9 million at year-end.

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

    In November 1999, the company disclosed its intention to sell Dow Jones Financial Publishing Corp. The company, which publishes Asset Management, Realty Stock Review, Dow Jones Property and Investment Advisor, was acquired by Dow Jones in 1995.

YEAR 2000

    The company has completed its assessment of its Year 2000 status. The company expects its efforts to modify existing software and the replacement of certain systems will be completed without interrupting ongoing operations. The company estimates operating costs over the 1997-1999 period to modify its systems for the Year 2000 issue will range between $16 million and $18 million. Through September 30, 1999 the company's expenses were approximately $15.4 million.

    In 1996, Dow Jones established a project team responsible for identifying and resolving Year 2000 issues. These efforts include, but are not limited to, identification and review of internal operating systems and applications, and customer products and services, as well as formal discussions with information providers and other key suppliers to the business.

    The company has identified existing computer applications and categorized them as: (1) applications to be modified, (2) applications to be replaced by Year 2000 compliant systems, and (3) applications initially reported as Year 2000 compliant that need to be tested to confirm their readiness. Through September 1999, approximately 98% of applications requiring modification have been certified as Year 2000 compliant, roughly 96% of replacement applications have been certified and all of the initially reported Year 2000 compliant applications have been confirmed.

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

    At September 30, 1999, the readiness plans for essentially all mission critical processes have been developed. These plans will be tested and any proactive measures will be implemented by year end. An event response team will be in place during the balance of this year and will continue into the Year 2000.

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

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

    Management's Discussion and Analysis and other sections of this Form 10-Q include forward-looking statements that reflect the company's current expectations or beliefs concerning future results and events. The words "expects," "intends," "believes," "anticipates," "likely," "will," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, global economic and stock market conditions and their impact on advertising sales and sales of the company's products and services; the inability to expand newspaper page capacity and/or production and service capacity for electronic publishing products on a timely basis to satisfy customer demands; the extent to which the company is able to achieve its revenues and earnings targets for distribution of its newswires services, taking into account any cancellations of Telerate-related terminals that may occur and the company's ability to add new subscribers; the extent to which the company is able to achieve and maintain a more diversified advertising base for its print publications; the size of the global corporate desktop market for on-line business information and research services and competition in that market; the extent to which the company is able to achieve and maintain advertising revenues from its free services on the Internet; cost of newsprint and labor; rapid technological changes and frequent new product introductions prevalent in electronic publishing; product obsolescence due to advances in technology and shifts in market demand; any damage to or technical failure of the company's computer infrastructure or software that causes interruptions of operations; increased competition in the markets for financial news and information and advertising resulting from the rise in popularity of the Internet (which includes free and paid competitive services), financial television programming and other news media; business conditions (growth or consolidation) in the financial service industry; the company's ability to negotiate collective bargaining agreements with its labor unions without work interruptions; adverse verdicts in legal proceedings, including libel actions; risks associated with the development of television channels in competitive foreign markets, including the ability to produce or obtain desired programming, to sell advertising time at desired rates, to achieve sufficient distribution and to attract audiences; risks associated with foreign operations, including currency and political risks; the cost of resolving the company's Year 2000 software issues or untimely resolution of its Year 2000 issues that results in business interruption or shutdown, financial loss, reputation loss, and/or legal liability; and such other risk factors as may have been or may be included from time to time in the company's reports filed with the Securities and Exchange Commission.

                                PAGE 19

ITEM 5: OTHER INFORMATION

                        PRO FORMA CONDENSED CONSOLIDATED
                             STATEMENTS OF INCOME *
                           Dow Jones & Company, Inc.

==========================================================================
                                   Quarters Ended        Nine Months Ended
(in thousands, except                September 30             September 30
 per share amounts)             1999         1998        1999         1998
--------------------------------------------------------------------------
REVENUES:
Advertising                 $289,549     $231,457  $  846,885   $  753,166
Information services          68,556       96,935     257,858      288,198
Circulation and other        111,690      115,233     337,705      338,982
--------------------------------------------------------------------------
  Total revenues             469,795      443,625   1,442,448    1,380,346
--------------------------------------------------------------------------
EXPENSES:
News, operations and
 development                 121,598      131,448     384,043      383,689
Selling, administrative
 and general                 175,794      161,588     522,674      485,748
Newsprint                     34,704       38,510     108,744      121,393
Second class postage
 and carrier delivery         29,450       28,612      88,497       86,519
Depreciation and
 amortization                 24,106       22,577      73,966       67,538
Restructuring                              16,340       2,755       16,340
--------------------------------------------------------------------------
  Operating expenses         385,652      399,075   1,180,679    1,161,227
--------------------------------------------------------------------------

  Operating income            84,143       44,550     261,769      219,119

OTHER INCOME (DEDUCTIONS):
Investment income              2,480        4,535       7,251        6,631
 Interest expense               (918)        (909)     (3,741)      (4,506)
 Equity in losses of
  associated companies        (8,171)      (4,483)    (18,797)     (13,988)
 Gain on disposition of
  businesses and investments  57,607                   68,225       15,390
  Other, net                    (383)          97         (59)        (821)
 --------------------------------------------------------------------------
 Income before income taxes  134,758       43,790     314,648      221,825
 Income taxes                 31,957       17,931     103,113       91,618
 --------------------------------------------------------------------------
 NET INCOME                 $102,801     $ 25,859  $  211,535   $  130,207
===========================================================================
 NET INCOME PER SHARE:
    - Basic                    $1.14         $.28       $2.33        $1.36
    - Diluted                   1.13          .27        2.32         1.34

 Weighted-average shares
  outstanding:
    - Basic                   90,040       93,928      90,711       95,825
    - Diluted                 90,689       95,113      91,333       97,125
 ==========================================================================
    *Excludes Telerate results from operations and loss of sale.


                                PAGE 20

ITEM 5: OTHER INFORMATION (cont.)

              SUPPLEMENTAL PRO FORMA REVENUE SEGMENT INFORMATION *
                          Dow Jones & Company, Inc.
===========================================================================
                                    Quarters Ended        Nine Months Ended
                                      September 30             September 30
(in thousands)                   1999         1998        1999         1998
---------------------------------------------------------------------------
PRINT PUBLISHING:
  U.S. Publications:
  Advertising                $207,309     $156,617  $  611,027   $  536,349
  Circulation and other        76,736       79,350     234,569      236,011
  International Publications:
  Advertising                  15,596       15,585      49,424       46,659
  Circulation and other        10,386       12,052      32,807       33,974
                             --------     --------  ----------   ----------
     Total pro forma
      revenues                310,027      263,604     927,827      852,993

ELECTRONIC PUBLISHING:
  Dow Jones Newswires          52,218       52,230     154,199      155,124
  Dow Jones Indexes             3,289        3,474       9,593        9,543
  The Wall Street Journal
   Interactive Edition          7,517        4,064      20,124       11,781
  dowjones.com                  2,302                    2,951
  Dow Jones Interactive
   and other (a)               36,158       39,040     110,940      117,405
                             --------     --------  ----------   ----------
     Total pro forma
      revenues                101,484       98,808     297,807      293,853

COMMUNITY NEWSPAPERS:
  Advertising                  60,425       57,400     173,034      164,563
  Circulation and other        24,272       23,813      70,193       68,937
                             --------     --------  ----------   ----------
     Total pro forma
      revenues                 84,697       81,213     243,227      233,500

     Total pro forma segment
      revenues               $496,208     $443,625  $1,468,861   $1,380,346
===========================================================================
(a)  The amounts presented include the company's 50% share of DJRBI's revenues.  Content fees between the joint venture and partners are eliminated.

     *Excludes Telerate results from operations and loss of sale.

                                PAGE 21

ITEM 5: OTHER INFORMATION (cont.)

           SUPPLEMENTAL PRO FORMA CONSOLIDATED INFORMATION (1)
                          Dow Jones & Company, Inc.

===========================================================================
                              Quarters Ended              Nine Months Ended
                                September 30                   September 30
 (in thousands)             1999        1998               1999        1998
---------------------------------------------------------------------------
Revenues                $496,208    $443,625         $1,468,861  $1,380,346
Operating expenses       413,866     382,735          1,206,138   1,144,887
Operating income          82,342      60,890            262,723     235,459
EBITDA                   107,381      83,467            337,622     302,997
EBITDA margin              21.6%       18.8%              23.0%       22.0%
===========================================================================

      SUPPLEMENTAL PRO FORMA ELECTRONIC PUBLISHING SEGMENT INFORMATION (1)
                              Dow Jones & Company, Inc.

===========================================================================
                              Quarters Ended              Nine Months Ended
                                September 30                   September 30
 (in thousands)             1999        1998               1999        1998
---------------------------------------------------------------------------
Revenues                $101,484     $98,808           $297,807    $293,853
Operating income           6,212      17,731             29,880      57,389
EBITDA                    12,983      23,685             49,419      74,551
EBITDA margin              12.8%       24.0%              16.6%       25.4%
===========================================================================

(1) The amounts presented include the company's 50% share of DJRBI's results and exclude all special items. Also, the amounts presented exclude Telerate results from operations and loss of sale.


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

                                                  DOW JONES & COMPANY, INC.
                                                  -------------------------
                                                        (Registrant)

Date:  November 12, 1999                   By: /s/  Lawrence K. Kinsella
                                                  -------------------------
                                                         Comptroller
                                                 (Chief Accounting Officer)