Form 10-K
period 1999-12-31
DOW JONES & CO INC
filed 2000-03-01
CIK 29924

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

            (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1999

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
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of common stock held by non-affiliates of the registrant at January 31, 2000 was approximately $2,745,000,000.

The number of shares outstanding of each of the registrant's classes of common stock on January 31, 2000: 68,690,903 shares of Common Stock and 21,173,539 shares of Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Parts I and II incorporate information from certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999.

Part III incorporates information from certain portions of the registrant's definitive Proxy Statement for the 2000 annual meeting of stockholders to be filed with the Security Exchange Commission within 120 days after the close of the fiscal year.

PART I.
ITEM 1.  Business.


Dow Jones & Company, Inc. (the company) is a global provider of business and financial news and information. Its operations are divided into three operating segments: print publishing, electronic publishing and general-interest community newspapers. Financial information about operating segments and geographic areas is incorporated by reference to Note 16 to the Financial Statements on pages 49 through 51 of the 1999 Annual Report to Stockholders (Exhibit 13 to this Form 10-K.).

On July 1, 1999, the company formed a 50-50 joint venture, Dow Jones Reuters Business Interactive LLC (Factiva), with Reuters Group Plc, into which Dow Jones contributed a significant portion of its Dow Jones Interactive business unit.

In 1999, the company disposed of certain non-core investments which included its interest in United States Satellite Broadcasting, Inc., a portion of its holdings in OptiMark Technologies, Inc. and IDD Enterprises L.P., a subsidiary. On January 14, 2000, the company sold Dow Jones Financial Publishing Corp., its subsidiary which publishes: Investment Advisor, Asset Management, Property and Realty Stock Review.

At December 31, 1999, the company employed 8,175 full-time employees. The company's principal executive offices are located at 200 Liberty Street, New York, New York, 10281.


Print publishing
----------------

The print publishing segment contains the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations. Results of the company's international television ventures are included in Equity in Losses of Associated Companies.

The Wall Street Journal, the company's flagship publication, is one of the country's largest daily newspapers with average circulation for 1999 of 1,764,000. The Wall Street Journal is edited in New York City at the company's executive offices. The Journal's three major regional editions are printed at 17 plants located across the United States. The Wall Street Journal offers advertisers the opportunity to focus their messages through 18 localized editions and the option of advertising in full color.

In 1998, the company launched a $232 million three-year program to expand color and page capacity for The Wall Street Journal. This project will expand the Journal's page capacity from 80 pages to 96 pages and color page capacity from eight pages to 24 pages and offers advertisers added flexibility with regard to the positioning of color advertising throughout the paper.

The Wall Street Journal also expands its coverage of business and economic trends to select regions of the United States. The Wall Street Journal regional coverage includes publications in Texas, Florida, California, the Northwest, the Southeast and the New England markets. These Journal editions appear every Wednesday as four news and advertising pages in copies of The Wall Street Journal distributed in their respective markets.

The Journal also provides weekend-oriented coverage every Friday via a fourth section "Weekend Journal". Weekend Journal includes expanded personal-finance coverage as well as pages devoted to travel, wines, sports, residential real estate and the arts. The Journal also publishes at various times of the year special reports on topics such as technology, personal finance and executive compensation, as well as demographically targeted editions devoted to subjects of retirement and small business.

The Wall Street Journal Sunday, launched in 1999, introduced a four-page package, roughly half news and half advertising, with content focused on personal finance and careers. The Sunday Journal is published once a week in the business sections of partner newspapers with combined circulation of over
5.8 million. Participating newspapers include The Denver Post, The Sun-Sentinel of Fort Lauderdale, Florida, The Minneapolis Star Tribune, The Orange County Register, The St. Petersburg Times, the Milwaukee Journal-Sentinel, the New Orleans Times-Picayune, the Raleigh News & Observer, the St. Louis Post-Dispatch, The Sacramento Bee, the Austin American-Statesman, the Daily Herald, the Fort Worth Star-Telegram, the Hartford Courant group, The Providence Journal and The Record (Bergen Co., NJ). The company receives a content fee and shares in the advertising revenues. The Technology Journal, initiated in February 1998, is published each Thursday in the Marketplace section of The Wall Street Journal. The coverage focuses on companies with new technology affecting people's lives, or some trend or movement in technology.

The production of the paper employs satellite transmission of page images to the outlying plants and other technologies designed to speed the delivery of editorial material to the presses and to reduce the steps taken in the printing process.

In early 1999, the company initiated The Wall Street Journal Pagination project, which is expected to streamline the production process and compose electronically all news and advertising pages of the Journal using a fully integrated system with a new ad-layout and editorial components. It is intended to provide a fresher and more competitive Journal by delivering the paper to more readers before 6:30 a.m. every business day while providing an edition with more timely news due to later closing pages. The Journal is expected to be fully paginated by the end of the second quarter of 2000. Other Dow Jones publications, notably Barron's, The Asian Wall Street Journal and The Wall Street Journal Europe are expected to be utilizing the new pagination system by the end of 2000.

The Wall Street Journal is delivered principally in two ways: through the company's National Delivery Service, Inc. subsidiary and by second-class postal service. In 1999, the National Delivery Service on average delivered about 1.2 million, or 78%, of the Journal's subscription copies each publishing day. This system provides delivery earlier and more reliably than the Postal Service. Approximately 180,000 copies of the Journal are sold each business day at newsstands.

The Wall Street Journal Europe is headquartered in Brussels, Belgium and printed in Belgium, Germany, Switzerland, Italy and the United Kingdom. It is available on the day of publication in continental Europe, the United Kingdom, the Middle East and North Africa. The newspaper had an average circulation in 1999 of 80,000. Effective January 1, 2000, the company and the von Holtzbrinck group, a leading German media company (publisher of Handelsblatt, a German business newspaper, and with interests in TV production, radio broadcasting and multimedia) exchanged minority stakes in The Wall Street Journal Europe and Handelsblatt. The agreement included a commitment to double circulation of the Journal Europe within five years and to expand the page capacity from an average of 28 to 40 pages per day, including an increase in color pages from 8 to 12.

The Central European Economic Review was distributed as an insert in The Wall Street Journal Europe and also sold separately by subscription. The magazine, previously published monthly, was closed in December 1999 and central Europe coverage was made a daily part of the Journal Europe. Convergence, which is a quarterly magazine that reports on multimedia industries in Europe, is delivered as an insert in The Wall Street Journal Europe.

The Asian Wall Street Journal is headquartered and printed in Hong Kong and is transmitted by satellite to additional printing sites in Singapore, Japan, Thailand, Malaysia, Taiwan, Philippines, Korea and Indonesia. The Asian Wall Street Journal had average circulation of 67,000 in 1999.

The company has substantial breadth and depth of journalistic resources with its print and electronic businesses which are drawn on by all print editions. The Asian Journal provides the foundation for the company's Asian Wall Street Journal Weekly Edition, which is published in New York for North American readers with interests in Asia.

The company began expanding readership of The Wall Street Journal news content by introducing The Wall Street Journal Americas in 1994 to Central and South America. Since then the company has broadened its delivery of Journal news content to other parts of the world. These Special Editions are part of 34 newspapers in 28 countries. They are published in 9 different languages and serve a combined circulation in excess of five million.

Barron's, the Dow Jones Business and Financial Weekly, is a magazine that specializes in reporting and commentary on financial markets. The weekend magazine, which had an average circulation of 300,000 in 1999, uses eleven of the seventeen printing plants employed in the production of the domestic Wall Street Journal. Barron's is edited in New York City and is delivered by second-class postal service and through National Delivery Service. Barron's sells 115,000 copies at newsstands weekly.

Other business publications include the Far Eastern Economic Review, Asia's leading English-language business news-weekly, and The Wall Street Journal Classroom Edition, which is published nine times during the school year and is used in more than 3,700 middle-school and high-school classrooms throughout the United States.

SmartMoney, The Wall Street Journal Magazine of Personal Business, featuring personal investing, spending and saving money, is published jointly with Hearst Corp. In 1999, SmartMoney launched a free portal site, SmartMoney.com, which provides investment news, tools, and advice.

Vedomosti, or The Record, was introduced in 1999 in Russia. Vedomosti, considered the only independent business newspaper in Russia, is published daily, Monday through Friday. While intended to become a national daily, initial circulation is centered in the business community in Moscow and St. Petersburg. The new publication uses original content created by 59 Russian reporters and editors and content from The Financial Times and The Wall Street Journal translated into the Russian language. The newspaper is owned one-third each by Dow Jones, Pearson and Independent Media.

Also included in this segment is the domestic portion of the company's television group. As a result of the global business television alliance with NBC, the company's domestic operations provide business news programming to CNBC as part of a multiyear license agreement. The company's overseas television ventures, which were merged with CNBC's overseas operations into equally-owned operations in Europe and Asia, are included as part of the Equity in Losses of Associated Companies. In early 1998, NBC and Dow Jones re-launched their business information channels in Europe and Asia as CNBC, a service of NBC and Dow Jones. The overseas services reach in total nearly 49 million households on a full-time basis and over 54 million households on a part-time basis.

Additionally as part of the television alliance with NBC, Dow Jones joined Microsoft Corp. and NBC in certain interactive initiatives, including supplying highlights of WSJ.com to the MSNBC internet site, and an ownership interest in MSNBC Business Video in the United States, renamed CNBC/Dow Jones Business Video. This service provides live and archived audio and video business and financial news events via the World Wide Web.


Electronic publishing
---------------------

Electronic publishing includes the operations of Dow Jones Newswires, Dow Jones Indexes, WSJ.com, dowjones.com and Dow Jones Interactive and other.

Dow Jones Newswires is a global publisher of real-time business and financial news. Its various wires are displayed on approximately 318,000 terminals worldwide, providing users with real-time information on equities, fixed income, foreign exchange, commodities and energy. Dow Jones Newswires has a dedicated staff of over 750 business and financial journalists in addition to drawing on the resources of the global Journal and Associated Press. In 1998, the company entered into non-exclusive agreements with Bridge Information Systems, Inc., Reuters Group Plc and Bloomberg L.P. to market Dow Jones Newswires worldwide as an optional service to users of these leading market data vendors. In 1999, the company began to distribute Newswires material through DLJdirect, an on-line subsidiary of Donaldson, Lufkin & Jenrette, Inc. and Merrill Lynch Direct. The agreements with these firms mark the first time that Dow Jones Newswires content has been offered on a real-time basis to customers of on-line brokers.

Dow Jones News Service, a 24-hour service, is North America's pre-eminent supplier of business and financial news to subscribers at brokerage firms, banks, investment companies and other businesses. Capital Markets Report is the company's newswire that covers fixed income and financial futures markets around the world.

The Dow Jones Newswires, produced outside the United States in conjunction with the Associated Press (AP) since 1967, provides international economic, business and financial news to subscribers in 65 countries. In addition to two broad international newswires, the company and the AP offer specialized wires dedicated to the coverage of European and Asian equities, banking and the markets in foreign exchange. Other newswires provided in alliance with the AP include the World Equities Report, which serves U.S. institutions investing in international markets.

The Dow Jones Asian Equities Report, launched in 1994, covers 15 Asian-Pacific stock markets and news of the companies traded on them. Headquartered in Singapore, the service draws on the staffs of the Dow Jones Newswires, The Asian Wall Street Journal and Far Eastern Economic Review, as well as its own editors and reporters.

Washington-based Federal Filings publishes newswires, newsletters and investment research based on its coverage of federal regulatory agencies, Capitol Hill and bankruptcy courts nationwide. Federal Filings' products include Federal Filings Business News, a real-time newswire covering the Security Exchange Commission filings; Daily Bankruptcy Review, a compendium of large bankruptcy filings throughout the U.S.; and 13F Advance, which analyzes the equity portfolio changes of prominent money managers.

The Wall Street Journal Interactive Edition (WSJ.com) was introduced in 1996 on the Internet and offers continuously updated coverage of business news both in the U.S. and around the world, supported by the global resources of The Wall Street Journal and Dow Jones Newswires. Subscribers have access to more than 22,000 in-depth background reports on companies, an archive of news articles, and personal news and stock portfolios. Subscribers can also search the Dow Jones Publications Library, featuring current and past articles from 6,000 newspapers, magazines and business-news sources. At December 31, 1999, WSJ.com had over 375,000 subscribers and was the largest paid subscription site on the Internet.

dowjones.com, a free portal site launched in 1999, offers industry news and information for small business and non-professional users. It provides a business search engine, news stories, e-commerce, personalized features and editorial resources for 29 key industries. dowjones.com also includes selected stories from Dow Jones Newswires and highlights from WSJ.com. On February 22, 2000, the company and Excite At Home Corp. announced the formation of a new company, Work.com, which will combine dowjones.com and Excite At Home's Work.com. The new venture will develop a premier business portal, focusing on the business-to business market and build a leading business portal designed primarily for the needs of small and medium-sized business Internet users. Consumer sites include SmartMoney.com, which provides a resource for private investors on personal finance and daily updates on current investment opportunities; careers.wsj.com; homes.wsj.com; travel.wsj.com; and startup.wsj.com.

The Dow Jones Indexes group develops, maintains and markets Dow Jones' various index products. In 1997, the company began licensing the Dow Jones Industrial Averages as well as other indexes as the basis for trading options, futures, unit trusts, annuities, mutual funds, derivatives and specialized structured products. In 1998, Dow Jones and the leading exchanges of France (SBF-Bourse de Paris), Germany (Deutsche Borse) and Switzerland (Swiss Exchange) entered into a joint venture, named STOXX Ltd. The Dow Jones STOXX family of indices accounts for $180 billion of assets at year-end 1999, constituting the largest assets based on Dow Jones Indexes. STOXX tracks the performance of certain European equities, including broad-based measures as well as gauging the market performance of countries that have joined the European Economic and Monetary Union. In 1999, STOXX expanded into northern Europe, to cover the Scandinavian and Nordic markets.

Dow Jones Indexes is a global provider of investable indexes. In addition to the Dow Jones Averages and the pan European Dow Jones STOXX, the Dow Jones Indexes include the Dow Jones REIT Indexes, the Dow Jones-AIG Commodity Index, the Dow Jones Islamic Market Indexes, the Dow Jones Internet Indexes, the Dow Jones Global Titans Index, The Dow Jones Extra Liquid Series, the Dow Jones Sustainability Group Indexes, and the Dow Jones Total Market Index Series.

Dow Jones Reuters Business Interactive LLC (Factiva) is a joint venture launched in mid-1999 with Reuters Group Plc. Each partner had a significant but different market share in the global market for providing business information electronically to corporations and professionals. The Dow Jones Interactive product had a larger customer base in North America, while Reuters' former product, Reuters Business Briefing, had a larger customer presence in Europe and Asia. The venture's business plan, combining both products into one new product, calls for the development of an innovative new web-based service to provide corporate news, information and research data to many categories of business professional at their desktops.

Factiva, currently, is a leading global provider of proprietary and third party business information, as well as a suite of information integration solutions that help clients combine internal and external news to build corporate knowledge centers. In addition to exclusive access to Dow Jones and Reuters newsflows, the joint venture's content, appearing on more than one million desktops in 30 countries, includes millions of articles from more than 7,000 business, trade and local publications, including information sources in 20 languages with user interfaces in 11 of these languages.


Community Newspapers
--------------------

Community newspapers published by Ottaway Newspapers, Inc., a wholly-owned subsidiary, include 19 general-interest dailies in eleven states: California, Connecticut, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, New Hampshire, New York, Oregon and Pennsylvania. Average circulation of the dailies during 1999 was approximately 555,0000; Sunday circulation for 14 newspapers was 530,000. Community newspapers also publish 15 weekly publications. The daily newspapers and some of the weeklies have their own Internet web sites, with combined revenues of $1.5 million in 1999. The principal administrative office of Ottaway Newspapers is in Campbell Hall, New York. The primary delivery method for the newspapers is private delivery.


Other
-----

Dow Jones' investments include a minority interest in OptiMark Technologies, Inc., a developer of trading systems for equities; Nation Multimedia Group Public Co., Ltd., a Bangkok, Thailand, publisher of English and Thai-language magazines and newspapers; AmericaEconomia, a Spanish and Portuguese language business magazine in South America; VWD-Vereinigte Wirtschaftsdienste GmbH, a German news agency specializing in business and economic news and information; HB-Dow Jones S.A., a part-owner of Economia, a publishing company in the Czech Republic; Internet Technologies China, Inc. (Sohu.com Inc.) and F.F. Soucy Inc. & Partners, L.P., a newsprint mill in Canada.

Effective January 1, 2000, Dow Jones and the von Holtzbrinck group (a major German media company) swapped minority stakes in The Wall Street Europe and Handelsblatt, Germany's leading business newspaper. The von Holtzbrinck group owns 49% of the European Journal, while Dow Jones owns 22% of Handelsblatt.
In addition, Dow Jones contributed a portion of its interest in Economia (a Czech business newspaper) and VWD (German financial news agency) to the von Holtzbrinck group.

Other investments of the company include $150 million ($162.3 million including accrued dividends and a note receivable) of five-year, convertible, 4% preferred stock of Bridge Information Systems, Inc.

Raw Materials
-------------

The primary raw material used by the company is newsprint. In 1999 approximately 300,000 metric tons were consumed. Newsprint was purchased principally from 12 suppliers. The company is a limited partner in F.F. Soucy, Inc. & Partners, L.P., Riviere du Loup, Quebec, Canada. F.F. Soucy furnished 12.7% of total newsprint requirements in 1999. The company has signed long-term contracts with certain newsprint suppliers, including F.F. Soucy, for a substantial portion of its annual newsprint requirements. For many years the available sources of newsprint have been adequate to supply the company's needs.


Research and Development
------------------------

Research and development expenses were $30,544,000 in 1999, $60,988,000 in 1998, and $116,420,000 in 1997. Excluding Telerate operations, R&D expenses totaled $32,029,000 in 1998, and $31,887,000 in 1997.


Competition
-----------

The print publications of the company are highly competitive. In its various news-publishing activities, Dow Jones competes with a wide spectrum of other information media. All metropolitan general interest newspapers and many small city or suburban papers carry business and financial pages or sections, including securities quotations, as do many Internet-based publications and services. In addition, specialized magazines in the business and financial field, as well as general news magazines publish substantial amounts of business-related material. Nearly all these publications seek to sell advertising space and much of this effort is directly or indirectly competitive with Dow Jones' publications. The Journal also competes for advertising with non-business publications, such as technology magazines, offering audiences of similar demographic quality. In addition, the Journal and the company's other business publications also compete with television and radio for advertisers.

The company's newswires compete with other global financial newswires including Reuters Group Plc, Bloomberg L.P., Bridge Information Systems, Inc., as well as McGraw-Hill, Inc. The company's newswires maintain a stronger market position in North America than internationally.

Dow Jones' index-licensing business competes with various organizations that develop and license indexes, including the Standard & Poors unit of McGraw-Hill, Inc., Financial Times, and Morgan Stanley/Capital International. Dow Jones competes with these organizations in developing benchmarks of equity market performance to which investable products may be linked.

Factiva competes with various business information services, including Dialog Corp. and Lexis-Nexis, a division of Reed Elsevier Plc which may have an equal or greater market share. It also competes with various online services offered via the Internet. Information services that were formerly available to only a few research professionals in business are now readily available to many due to the expansion of the Internet. Competition to meet the growing demand for fast access to business and personal finance information is intense and technologies to disseminate this information are rapidly changing.

All of the community newspapers operating under Ottaway Newspapers, Inc. compete with metropolitan general-interest newspapers, and most compete with other newspapers, local radio and television available in their respective sales areas.

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

Other facilities owned in fee with a total of approximately 870,000 square feet house news, sales, administrative, technology and operational staff. These facilities are located in South Brunswick, New Jersey, and Chicopee Falls, Massachusetts. The company presently plans to sublet 400,000 square feet of office space in South Brunswick.

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

All executive officers named below, with the exception of Mr. Bailey and Mr. Baumkirchner, have been employed by the company for more than five years.

Peter R. Kann, age 57, Chairman of the Board since July 1991, Chief Executive Officer since January 1991 and Publisher of The Wall Street Journal since January 1989, served as President from July 1989 to July 1991 and Chief Operating Officer from July 1989 to December 1990, Executive Vice President from 1985 to 1989 and Associate Publisher of The Wall Street Journal from 1979 to 1988.

Jerome H. Bailey, age 47, joined the company in April 1998 as Senior Vice President and Chief Financial Officer and in October 1998 was promoted to Executive Vice President and Chief Financial Officer. Prior to joining Dow Jones, Mr. Bailey was Chief Financial Officer for Salomon, Inc. and Salomon Brothers from 1993 until Salomon was acquired by Travelers Group, Inc. in 1997.

Peter G. Skinner, age 55, Executive Vice President since October 1998 and General Counsel and Secretary since 1985, Senior Vice President from November 1989 to October 1998, President, Television from January 1995 to December 1997, served as Vice President from 1985 to November 1989.

James H. Ottaway Jr., age 62, Senior Vice President since 1986, President of Magazines since February 1988, Chairman of Ottaway Newspapers, Inc. since 1979, served as President of the International Group from February 1988 to January 1995, as Vice President/Community Newspapers from 1980 to 1985 and as President of Ottaway Newspapers, Inc. from 1970 to 1985 and its Chief Executive from 1976 to January 1989, resuming that position in June 1998.

L. Gordon Crovitz, age 41, Senior Vice President/Electronic Publishing since October 1998, Vice President/Planning and Development from November 1997 to October 1998. Managing Director for Telerate's Asia/Pacific operation from September 1996 to November 1997. Editor and Publisher of Review Publishing Company from July 1993 to September 1996.

Raymond Baumkirchner, age 54, Vice President, Finance, joined the company in February 2000. Prior to joining Dow Jones, Mr. Baumkirchner was Managing Director of PricewaterhouseCoopers LLP since 1995.

Thomas G. Hetzel, age 44, Vice President, Finance since July 1998, Comptroller from October 1993 to December 1998, served as Associate Comptroller from 1992 to 1993 and Assistant Comptroller from 1988 to 1992.

Lawrence K. Kinsella, age 43, Comptroller since December 1998, served as Associate Comptroller from October 1993 to December 1998, and Controller of Telerate from 1990 to May 1998.

PART II.

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.


The information required by this item is incorporated by reference to page 53 of the 1999 Annual Report to Stockholders, included in this Form 10-K as
Exhibit 13.


ITEM 6.  Selected Financial Data.

The information required by this item is incorporated by reference to page 54 of the 1999 Annual Report to Stockholders, included in this Form 10-K as
Exhibit 13.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to pages 22 through 32 of the 1999 Annual Report to Stockholders, included in this Form 10-K as Exhibit 13.


ITEM 7A. Quantitative and Qualitative Disclosure about Market Risks.

The information required by this item is incorporated by reference to page 52 of the 1999 Annual Report to Stockholders, included in this Form 10-K as
Exhibit 13.


ITEM 8.  Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to pages 35 through 54 of the 1999 Annual Report to Stockholders, included in this Form 10-K as Exhibit 13.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III.



ITEM 10.  Directors and Executive Officers of the Registrant.

The information required by this item with respect to directors of the company is incorporated by reference to the tables, including the footnotes thereto, titled "Nominees for Election at the Annual Meeting," "Incumbent Directors (Class of 2001)" and "Incumbent Directors (Class of 2002)" in the 2000 Proxy Statement and to the material in footnote 5 to the table under the caption "Security Ownership of Directors and Management" in the 2000 Proxy Statement. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement. For the information required by this item relating to executive officers, see Part I, page 11 of this 1999 Form 10-K.


ITEM 11.  Executive Compensation.

The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the captions "Executive Compensation" and "Separation Plan for Senior Management" in the 2000 Proxy Statement, and to the material in the fifth through eighth paragraphs preceding the "Executive Compensation" section in the 2000 Proxy Statement.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Management" in the 2000 Proxy Statement.


ITEM 13.  Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to footnotes 2 and 7 to the tables titled "Nominees for Election at the Annual meeting," "Incumbent Directors (Class of 2001)" and "Incumbent Directors (Class of 2002)" in the 2000 Proxy Statement.

PART IV.
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

14(a)(1) The following financial statements, the notes thereto and related report thereon of PricewaterhouseCoopers, independent certified public accountants, included in the annual report of the company for the year ended December 31, 1999 are filed as a part of the report and are incorporated by reference in Item 8:

                                                                Page Reference
                                                                --------------
                                                                   1999 Annual
                                                                     Report to
                                                                  Stockholders
                                                                   (Exhibit 13
                                                                       to this
                                                                    Form 10-K)
										    --------------
Included in Part II, Item 8 of this report:

   Consolidated statements of income (loss) for the
   years ended December 31, 1999, 1998 and 1997                         35

   Consolidated balance sheets, December 31, 1999
   and 1998                                                          36 - 37

   Consolidated statements of cash flows for the
   years ended December 31, 1999, 1998 and 1997                         38

   Consolidated statements of stockholders' equity
   for the years ended December 31, 1999, 1998 and 1997                 39

   Notes to financial statements                                     40 - 52

   Statement of management's responsibility for
   financial statements                                                 33

   Report of independent accountants                                    34


                                                                Page Reference
                                                                --------------
                                                                   Form 10-K
                                                                --------------
(a)(2) Financial Statement Schedules:

Included in Part IV of this report:

   Report and consent of independent accountants                        19

   Schedule II - Valuation and qualifying accounts and reserve          20


Other schedules have been omitted since they are either not required or not applicable.


                                    PAGE 15
(a) (3) Exhibits


Exhibit
Number                            Document
-------                           --------
 3.1   The Restated Certificate of Incorporation of the company, as amended
       April 25,1989, is hereby incorporated by reference to Exhibit 10.15 to its Form 10-Q for the quarter ended June 30, 1999.

 3.2 The By-laws of the company restated as of May 17, 1989 is hereby incorporated by reference to Exhibit 10.16 to its Form 10-Q for the quarter ended June 30, 1999.

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

10.5   Lease, as amended, between the Company and Waterfront Associates, of space at Harborside Plaza Two, Jersey City, N.J. is hereby incorporated by reference to Exhibit 10.15 to its Form 10-K for
       the year ended December 31, 1989                                    .

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


                                    PAGE 16

    Exhibit
    Number                        Document
    -------                       --------
    10.10    First Amendment to the Dow Jones Credit Agreement dated December
             31, 1997 between the company and The Chase Manhattan Bank is hereby incorporated by reference to Exhibit 10.10 to its Form
             10-K for the year ended December 31, 1997.

    10.11 Retirement Agreement dated December 30, 1997 between the company and Mr. Valenti is hereby incorporated by reference to Exhibit
    10.11    to its Form 10-K for the year ended December 31, 1997.

    10.12 Dow Jones 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.12 to its Form 10-Q for the quarter ended
             March 31, 1998.

    10.13 Separation Plan for Senior Management is hereby incorporated by reference to Exhibit 10.13 to its Form 10-K for the year ended
             December 31, 1998.

    10.14 Separation Agreement and Release of Claims dated December 2, 1998 between the company and Mr. Kenneth L. Burenga is hereby incorporated by reference to Exhibit 10.14 to its Form 10-K for the year ended December 31, 1998.

    10.15 The Restated Credit Facility as of June 29, 1999 is hereby incorporated by reference to Exhibit 10.17 to its Form 10-Q for the quarter ended June 30, 1999.

*   13       1999 Annual Report to Stockholders (pages 22 through 54)

    21       List of Subsidiaries

    23 Consent of PricewaterhouseCoopers LLP, independent accountants, is contained on page 19 of this report.

*   27       Financial Data Schedule


* Securities and Exchange Commission and New York Stock Exchange copies only.


(b) Reports on Form 8-K

    Form 8-K, dated December 22, 1999


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


Dated: March 1, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                       Date
---------                          -----                       ----
 Peter R. Kann
--------------------------         Chairman of the Board       March 1, 2000
                                   Chief Executive Officer

 Jerome H. Bailey
--------------------------         Executive Vice President    March 1, 2000
                                   Chief Financial Officer

 Rand V. Araskog
--------------------------         Director                    March 1, 2000


 Christopher Bancroft
--------------------------         Director                    March 1, 2000


 William C. Cox
--------------------------         Director                    March 1, 2000


 Harvey Golub
--------------------------         Director                    March 1, 2000


 Roy Hammer
--------------------------         Director                    March 1, 2000


 Leslie Hill
--------------------------         Director                    March 1, 2000


                                    PAGE 18

Signature                          Title                       Date
---------                          -----                       ----

 Irvine O. Hockaday, Jr.
--------------------------         Director                    March 1, 2000


 Vernon E. Jordan
--------------------------         Director                    March 1, 2000


 David K.P. Li
--------------------------         Director                    March 1, 2000


 Jane C. MacElree
--------------------------         Director                    March 1, 2000


 M. Peter McPherson
--------------------------         Director                    March 1, 2000

 Frank N. Newman
--------------------------         Director                    March 1, 2000


 James H. Ottaway, Jr.
--------------------------         Director                    March 1, 2000


 William C. Steere, Jr.
--------------------------         Director                    March 1, 2000

        INDEPENDENT ACCOUNTANTS' REPORT ON FINANCIAL STATEMENT SCHEDULE
        ---------------------------------------------------------------

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 25, 2000 appearing in the 1999 Annual Report to Shareholders of Dow Jones & Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICEWATERHOUSECOOPERS LLP

New York, New York
January 25, 2000




CONSENT OF INDEPENDENT ACCOUNTANTS
----------------------------------

We consent to the incorporation by reference in the Registration Statements on Form S-3 (File No. 333-02071) and Form S-8 (File Nos. 2-72684, 33-45962,
33-45963, 33-49311, 33-55079, 333-57175, 333-70921, and 333-67523) of
Dow Jones & Company, Inc. of our report dated January 25, 2000 which appears in the Annual Report to Stockholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 25, 2000 relating to the financial statement schedule, which appears above.




PRICEWATERHOUSECOOPERS LLP


New York, New York
March 1, 2000


                                                        PAGE 20
                                                                                               Schedule II
                                                 DOW JONES & COMPANY, INC.
                                                   and its Subsidiaries

                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                   for the years ended December 31, 1999, 1998, and 1997
                                                     (in thousands)

                                                            Additions
                                                    ------------------------
                                       Balance at   Charged to     Charged                         Balance
                                       Beginning     Cost and      to Other                         at End
          Description                  of Period     Expenses     Accounts(A)    Deductions      of Period
          -----------                  ---------    ---------     ----------   ------------      ---------
Year ended December 31, 1999:
  Reserves deducted from assets -
    Allowance for doubtful accounts     $  6,641     $  3,479         $  767        $ 4,717 (B)   $  6,170
                                        ========     ========         ======        =======       ========

  Tax valuation allowance               $222,504         -               -          $36,680       $185,824
                                        ========     ========         ======        =======       ========

Year ended December 31, 1998:
  Reserves deducted from assets -
    Allowance for doubtful accounts     $ 16,445     $  4,623         $3,234        $17,661 (B)   $  6,641
                                        ========     ========         ======        =======       ========

  Tax valuation allowance                   -        $222,504            -             -          $222,504
                                        ========     ========         ======        =======       ========

Year ended December 31, 1997:
  Reserves deducted from assets -
    allowance for doubtful accounts     $ 16,234     $ 10,743         $4,134        $14,666 (B)   $ 16,445
                                        ========     ========         ======        =======       ========

Notes:
(A) Recoveries of accounts previously written off and reductions of revenue.
(B) Accounts written off as uncollectible and credits issued to customers.  In 1998 also includes a deduction of $9,955,000 resulting from the divestiture of Telerate.
