Form 10-Q
period 2000-03-31
DOW JONES & CO INC
filed 2000-05-15
CIK 29924

                               UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2000


                                   OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  ---------------

                     Commission file number 1-7564


                          DOW JONES & COMPANY, INC.
           (Exact name of registrant as specified in its charter)


            DELAWARE                                         13-5034940
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification No.)

 200 LIBERTY STREET, NEW YORK, NEW YORK                              10281
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

   The number of shares outstanding of each of the issuer's classes of common stock on March 31, 2000: 67,486,861 shares of Common Stock and 21,169,927 shares of Class B Common Stock.

                                    PAGE 2

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Dow Jones & Company, Inc.
==========================================================================
(in thousands, except                              Quarters Ended March 31
 per share amounts)                                   2000            1999
--------------------------------------------------------------------------
Revenues:
Advertising                                       $368,619        $255,774
Information services                                67,074          92,526
Circulation and other                              115,059         113,782
--------------------------------------------------------------------------
  Total revenues                                   550,752         462,082
--------------------------------------------------------------------------
Expenses:
News, operations and development                   131,395         138,335
Selling, administrative and general                166,420         145,413
Newsprint                                           41,711          37,395
Print delivery costs                                48,842          43,109
Depreciation and amortization                       26,875          25,016
--------------------------------------------------------------------------
  Operating expenses                               415,243         389,268
--------------------------------------------------------------------------
  Operating income                                 135,509          72,814
Other income (deductions):
Investment income                                    2,803           2,875
Interest expense                                      (347)         (1,581)
Equity in losses of associated companies            (9,030)         (3,691)
Gain on disposition of
 businesses and investments                         13,769          10,618
Other, net                                             648             450
--------------------------------------------------------------------------
Income before income taxes and
 minority interests                                143,352          81,485
Income taxes                                        55,999          29,963
--------------------------------------------------------------------------
Income before minority interests                  $ 87,353        $ 51,522
Minority interests                                   1,317
--------------------------------------------------------------------------
Net income                                        $ 88,670        $ 51,522
==========================================================================
Per share:
Net income per share:
  - Basic                                             $.99            $.56
  - Diluted                                            .98             .56

Weighted-average shares outstanding:
  - Basic                                           89,206          91,394
  - Diluted                                         90,198          92,164

Cash dividends declared                               $.25            $.24
--------------------------------------------------------------------------
Comprehensive income                              $122,350        $ 64,845
==========================================================================

See notes to condensed consolidated financial statements.

                                    PAGE 3

                           CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS
                          Dow Jones & Company, Inc.
==========================================================================
                                               Three Months Ended March 31
(in thousands)                                        2000            1999
--------------------------------------------------------------------------
Operating Activities:
Net income                                        $ 88,670        $ 51,522
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                       26,875          25,016
Gain on disposition of businesses
 and investments                                   (13,769)        (10,618)
Changes in assets and liabilities                   41,071         (32,685)
Other, net                                           6,380           6,618
--------------------------------------------------------------------------
    Net cash provided by operating activities      149,227          39,853
--------------------------------------------------------------------------
Investing Activities:
Additions to plant and property                    (48,964)        (54,556)
Businesses and investments acquired,
 net of cash received                              (10,232)         (9,836)
Disposition of businesses and investments           20,260          13,250
Other, net                                           1,367             239
--------------------------------------------------------------------------
    Net cash used in investing activities          (37,569)        (50,903)
--------------------------------------------------------------------------
Financing Activities:
Cash dividends                                     (22,468)        (22,077)
Repurchase of treasury stock, net of
 put premiums                                      (89,497)        (71,529)
Proceeds from sales under stock
 compensation plans                                 11,089           5,028
--------------------------------------------------------------------------
    Net cash used in financing activities         (100,876)        (88,578)
--------------------------------------------------------------------------
Effect of exchange rate changes on cash                675            (447)
--------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents    11,457        (100,075)
Cash and cash equivalents at beginning of year      86,388         142,877
--------------------------------------------------------------------------
Cash and cash equivalents at March 31             $ 97,845        $ 42,802
==========================================================================

See notes to condensed consolidated financial statements.

                                    PAGE 4

                            CONDENSED CONSOLIDATED
                                BALANCE SHEETS
                          Dow Jones & Company, Inc.
==========================================================================
                                                  March 31     December 31
(in thousands)                                        2000            1999
--------------------------------------------------------------------------
Assets:
Cash and cash equivalents                       $   97,845      $   86,388
Accounts receivable-trade, net                     272,011         314,289
Newsprint inventory                                  6,763           9,407
Deferred income taxes                               10,010           9,885
Other current assets                                44,175          36,020
--------------------------------------------------------------------------
  Total current assets                             430,804         455,989
--------------------------------------------------------------------------
Investments in associated companies,
 at equity                                          57,911          50,959
Other investments                                  209,923         174,727

Plant and property, at cost                      1,487,398       1,443,351
Less, accumulated depreciation                     788,175         766,939
--------------------------------------------------------------------------
                                                   699,223         676,412
Goodwill, less accumulated amortization             76,457          83,099
Deferred income taxes                               73,718          73,552
Other assets                                        16,202          15,821
--------------------------------------------------------------------------
  Total assets                                  $1,564,238      $1,530,559
==========================================================================
Liabilities:
Accounts payable and accrued liabilities        $  251,516      $  309,964
Income taxes                                        86,210          40,315
Unearned revenue                                   238,407         228,251
--------------------------------------------------------------------------
  Total current liabilities                        576,133         578,530
Long-term debt                                     149,960         149,945
Other noncurrent liabilities                       257,151         248,594
--------------------------------------------------------------------------
  Total liabilities                                983,244         977,069
--------------------------------------------------------------------------
Stockholders' Equity:
Common stock                                       102,181         102,181
Additional paid-in capital                         138,322         137,487
Retained earnings                                  875,719         809,517
Accumulated other comprehensive income (loss)       31,482          (2,198)
--------------------------------------------------------------------------
                                                 1,147,704       1,046,987
Less, treasury stock, at cost                      566,710         493,497
--------------------------------------------------------------------------
  Total stockholders' equity                       580,994         553,490
--------------------------------------------------------------------------
  Total liabilities and stockholders' equity    $1,564,238      $1,530,559
==========================================================================

See notes to condensed consolidated financial statements.

                       NOTES TO FINANCIAL STATEMENTS
                         Dow Jones & Company, Inc.

1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of March 31, 2000, and December 31, 1999, and the consolidated results of operations for the three-month periods ended March 31, 2000 and 1999 and the consolidated cash flows for the three-month period then ended. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. The first quarter of 2000 included a net gain of $9.5 million, or $.10 per diluted share, from the sale of its subsidiary, Dow Jones Financial Publishing Corp., which publishes Investment Advisor, Asset Management, Property and Realty Stock Review.

3. On July 1, 1999, the company formed a 50-50 joint venture, Dow Jones Reuters Business Interactive LLC (Factiva), with Reuters Group Plc, into which Dow Jones contributed a significant portion of its interactive business unit. The company's share of the joint venture's results is included in Equity in Losses of Associated Companies.

4. The first quarter of 1999 included a net gain of $10.6 million, or $.12 per diluted share, from the sale of a portion of the company's minority interest in OptiMark Technologies, Inc.

5. On January 1, 2000, the company exchanged a 49% interest in The Wall Street Journal Europe for a 22% interest in Handelsblatt, Germany's leading business newspaper. In addition, Dow Jones contributed its indirect holdings in the Czech business publisher Economia and the German financial news agency VWD. Dow Jones' interest in Economia declined to 12% and in VWD to 17%. Minority interests largely represent von Holtzbrinck group's 49% share of losses in the contributed businesses.

6. In the first quarter of 2000, the company repurchased 1.5 million shares of its common stock at an aggregate price of $93.3 million. As of March 31, 2000, 1.7 million shares under puts were outstanding at strike prices (net of put premiums received) ranging from $51.07 to $60.66 per share, with exercise dates through February 23, 2001. As of March 31, 2000, approximately $184.1 million remained under board authorization, after reserving for the exercise of outstanding puts.

7. Certain prior year amounts have been reclassified to conform to current year presentation.

                                    PAGE 6

8.  Comprehensive income was computed as follows:
=============================================================================
                                                      Quarters Ended March 31
(in thousands)                                        2000               1999
-----------------------------------------------------------------------------
Net income                                        $ 88,670            $51,522

Foreign currency translation
 adjustments                                        (1,454)              (456)

Unrealized gain on investments                      35,134             13,779
-----------------------------------------------------------------------------
Comprehensive income                              $122,350            $64,845
=============================================================================

9.  Diluted earnings per share have been computed as follows:
=============================================================================
(in thousands, except                                 Quarters Ended March 31
 per share amounts)                                   2000               1999
-----------------------------------------------------------------------------
Net income                                         $88,670            $51,522

Weighted-average shares
 outstanding - basic                                89,206             91,394
  Stock options                                        569                660
  Other, principally
   contingent stock rights                             423                110
-----------------------------------------------------------------------------
Weighted-average shares
 outstanding - diluted                              90,198             92,164

Diluted earnings per share                            $.98               $.56
=============================================================================

10. Various libel actions and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate outcome to the company and its subsidiaries as a result of legal proceedings is adequately covered by insurance or, if not covered, would not have a material effect on the company's financial statements taken as a whole.

                         Dow Jones & Company, Inc.

11. The table below compares revenues, income before income taxes and minority interests and EBITDA by business segment for the quarters ended March 31, 2000 and 1999. EBITDA is computed by the company as operating income excluding depreciation, amortization and restructuring charges. EBITDA is a measure used by the company's management in determining a business unit's performance. EBITDA may be calculated differently by other companies and investors should not view the company's calculation of EBITDA as an alternative to GAAP measurements such as operating income, net income and cash flows provided by or used in operating, investing and financing activities.

                             SEGMENT INFORMATION
=============================================================================
                                                      Quarters Ended March 31
(in thousands)                                           2000            1999
-----------------------------------------------------------------------------
Revenues:
Print publishing                                     $391,017        $290,608
Electronic publishing                                  79,083          97,537
Community newspapers                                   80,652          73,937
                                                     --------        --------
     Consolidated revenues                           $550,752        $462,082
-----------------------------------------------------------------------------
Income before income taxes and
 minority interests:
Print publishing                                     $118,722        $ 52,469
Electronic publishing                                   9,864          13,487
Community newspapers                                   17,846          13,993
Corporate                                             (10,923)         (7,135)
                                                     --------        --------
     Consolidated operating income                    135,509          72,814

Equity in losses of associated companies               (9,030)         (3,691)
Gain on disposition
 of businesses and investments                         13,769          10,618
Other income, net                                       3,104           1,744
                                                     --------        --------
     Income before income taxes and
      minority interests                             $143,352        $ 81,485
-----------------------------------------------------------------------------
EBITDA:
Print publishing                                     $135,411        $ 66,813
Electronic publishing                                  15,604          19,792
Community newspapers                                   22,176          18,360
Corporate                                             (10,807)         (7,135)
                                                     --------        --------
     Consolidated EBITDA                             $162,384        $ 97,830

EBITDA Margin:
Print publishing                                         34.6%          23.0%
Electronic publishing                                    19.7%          20.3%
Community newspapers                                     27.5%          24.8%
     All segments                                        29.5%          21.2%
=============================================================================

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

Net income in the first three months of 2000 was $88.7 million, or $.98 per diluted share, compared with $51.5 million, or $.56 per diluted share, a year earlier. Earnings in 2000 included an after-tax gain of $9.5 million, or $.10 per diluted share, on the sale of Dow Jones Financial Publishing Corp., a wholly-owned subsidiary. In the first quarter of 1999, the company sold a portion of its minority interest in OptiMark Technologies, Inc. and realized a net gain of $10.6 million, or $.12 per diluted share. Excluding the gains in both years, earnings per diluted share in 2000 doubled to $.88 from $.44.

The increase in earnings largely was due to improved print publishing operating income ($.41 per diluted share), a lower effective tax rate ($.04), enhanced earnings at community newspapers ($.02), and the positive impact of share repurchases ($.02). These were partially offset by reduced earnings at electronic publishing ($.03) and SmartMoney ($.02), as the company continued to invest in the growth of these businesses.

Operating income of $135.5 million was up 86% from $72.8 million earned in 1999's first quarter. EBITDA margin (defined as operating income excluding depreciation, amortization and restructuring charges) was 29.5% in the first quarter of 2000 compared to 21.2% in the like 1999 quarter.

Revenues in the first three months rose $88.7 million, or 19.2%, to $550.8 million, mostly due to a 44% rise in advertising revenue. Advertising linage jumped 42.7% at The Wall Street Journal. First quarter 2000 expenses grew $26 million, or 6.7%, from a year ago. The rise in expenses primarily was volume-related, particularly newsprint usage, print delivery costs and sales incentives. Promotional spending on branding campaigns across all businesses and costs associated with international expansion also contributed to the higher expense level. Newsprint expense in the first quarter rose 11.5%, as newsprint usage jumped 22%, propelled by greater demand for advertising at The Wall Street Journal, partially offset by a drop of 8.9% in the average price per ton. The company employed approximately 8,200 employees at March 31, 2000, down 0.8% from a year ago.

On July 1, 1999, the company formed a 50-50 joint venture, Dow Jones Reuters Business Interactive LLC (Factiva), into which the company contributed a significant portion of its Dow Jones Interactive business. The company's share of Factiva's results is reported in Equity in Losses of Associated Companies. Prior to July 1, 1999, results of the interactive business contributed to Factiva were included in the company's information services revenues, expenses and operating income.

If the company's one-half share of Factiva results were included, consolidated revenues of $579 million in 2000's first quarter would have increased 25% from 1999's like period, expenses of $444.8 million would have been 14.3% higher, and operating income of $134.1 million would have risen 84%. The EBITDA margin would have been 28.0% in the first quarter of 2000, compared with 21.2% a year earlier.

SEGMENT DATA

The company's business and financial news are reported in two segments: print publishing and electronic publishing. The results of the company's Ottaway Newspapers subsidiary, which publishes 19 daily newspapers and 15 weekly newspapers in 11 states in the U.S., are reported in the community newspapers segment.

Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations (results of the company's international television ventures are included in Equity in Losses of Associated Companies). Print publishing accounted for approximately 70% of first quarter's revenues. Approximately 8% of print publishing revenues are earned by international publications. Revenues, particularly advertising, for the print publications are historically seasonal with the fourth quarter typically being the strongest in terms of total volume followed by the second, the first and the third quarters.

Electronic publishing includes the operations of Dow Jones Newswires, Dow Jones Indexes, WSJ.com, dowjones.com and Dow Jones Interactive and other (the company's 50% share of Factiva's results are reported in the Equity in Losses of Associated Companies).


PRINT PUBLISHING
=============================================================================
                                                      Quarters Ended March 31
(in thousands)                                           2000            1999
-----------------------------------------------------------------------------
U.S. Publications:
  Advertising                                        $281,923        $185,631
  Circulation and other                                78,129          78,624

International Publications:
  Advertising                                          20,313          15,005
  Circulation and other                                10,652          11,348
-----------------------------------------------------------------------------
Total revenues                                        391,017         290,608
Operating expenses                                    272,295         238,139
-----------------------------------------------------------------------------
Operating income                                     $118,722        $ 52,469
-----------------------------------------------------------------------------
EBITDA                                               $135,411        $ 66,813
EBITDA margin                                            34.6%           23.0%
=============================================================================

Print publishing operating income in the first three months of 2000 increased $66.3 million from $52.5 million in 1999's first quarter. EBITDA doubled from a year ago. Operating income benefited from strong advertising linage, with double-digit gains across all major publications.

Revenues in the first quarter grew $100.4 million, or 35%, from a year ago. U.S. revenue rose 36%, driven by advertising revenue growth of 52%, largely from the strength of Wall Street Journal advertising, where linage jumped 42.7%. Barron's advertising pages grew 28.8%. Advertising linage for The Wall Street Journal Europe increased 26.6% and The Asian Wall Street Journal linage rose 30.6%. U.S. television revenue was up 75% compared with the first quarter of 1999, also buoyed by significant gains in advertising. In the first quarter of 2000, circulation and other revenues declined $1.2 million, or 1.3%.

General linage for The Wall Street Journal, which made up 61% of total linage, rose 48.8% in the first three months of 2000, largely benefiting from strong technology advertising. The technology component of general advertising increased 141%. General linage, excluding technology, was up 15.5%.
Financial advertising linage, which comprised 26% of total Journal linage grew 45.7% in the first quarter of 2000, reflecting brand advertising and strength in security issuances (IPO's). Classified and other advertising, which comprised the remaining 13% of linage, increased 14.4%. The growth is a result of strong real estate advertising, partly through the Weekend Journal section and modest growth in employment advertising.

Circulation revenue for U.S. print publications declined $1.6 million, or 2.2%, from the first quarter of 1999. The U.S. Wall Street Journal's three-month ABC paid circulation averaged 1,835,000 in 2000, an increase from 1,795,000 a year earlier, chiefly due to the expansion of third-party amenity distributions to hotels and airlines. The Statement of Total Circulation
(STC) provides circulation data which is reviewed by independent accountants, and also information on the quality and character of the publication's paid circulation, including complimentary and third party amenity copies, subscription terms and price. Preliminary STC circulation for The Wall Street Journal was 1,957,000 for the quarter ended March 31, 2000, compared with 1,900,000 a year earlier. Barron's average paid first quarter circulation was 320,000 up from 316,000 in 1999's first quarter.

First quarter circulation revenue for international publications was down 3.6% from the like 1999 period, partly due to a decline at the Far Eastern Economic Review and a stronger U.S. dollar in 2000. Average combined circulation for the international editions of The Wall Street Journal at March 31, 2000 was 154,000, up 6.9% from a year ago.

Print publishing expenses in the quarter rose $34.2 million, or 14.3%, from a year earlier. The increase chiefly was due to compensation (part of which was tied to advertising revenue gains), promotional spending (a portion of which was linked to the Journal's branding campaign), and costs related to international expansion. Newsprint expense rose 14.5%, driven by usage increases of 25%, partially offset by the benefit of reduced prices in 2000. At March 31, 2000, the number of full-time employees in the print publishing segment was up 8.7% from a year ago, primarily due to expanded news coverage worldwide.


ELECTRONIC PUBLISHING
=============================================================================
                                                      Quarters Ended March 31
(in thousands)                                           2000            1999
-----------------------------------------------------------------------------
Revenues                                              $79,083         $97,537
Expenses                                               69,219          84,050
-----------------------------------------------------------------------------
Operating income                                      $ 9,864         $13,487
-----------------------------------------------------------------------------
EBITDA                                                $15,604         $19,792
EBITDA margin                                            19.7%           20.3%
=============================================================================

Operating income for electronic publishing was down $3.6 million, or 27%, from 1999's first quarter. In 2000's first quarter, EBITDA fell $4.2 million, or 21%, from a year ago.

First quarter 2000 revenues were down $18.5 million, or 18.9%. Operating expenses declined 17.6% from 1999's first quarter to $69.2 million. The year-over-year comparisons are distorted by the impact of the company contributing the bulk of the Dow Jones Interactive business to the Factiva joint venture, effective July 1, 1999. Factiva's results are recorded in Equity in Losses of Associated Companies.

The information included in the following table and related discussion include Factiva's results on a pro forma basis as if the venture was formed on January 1, 1999.


=============================================================================
                                                      Quarters Ended March 31
(in thousands)                                         2000              1999
-----------------------------------------------------------------------------
Dow Jones Newswires:
  North America                                    $ 46,326           $40,665
  International                                       9,646            10,213
-----------------------------------------------------------------------------
Total Newswires                                      55,972            50,878
Factiva                                              29,486            27,696
WSJ.com                                              11,504             5,382
dowjones.com                                            949
Dow Jones Indexes                                     3,381             3,241
Other                                                 6,014            10,340
-----------------------------------------------------------------------------
Total revenues                                      107,306            97,537
Operating expenses                                   98,817            84,050
-----------------------------------------------------------------------------
Operating income                                   $  8,489           $13,487
-----------------------------------------------------------------------------
EBITDA                                             $ 15,582           $19,792
EBITDA margin                                          14.5%             20.3%
=============================================================================

Electronic publishing first quarter operating income declined $5 million, or 37%, from 1999. Revenues grew $9.8 million, or 10%, but operating expenses increased $14.8 million, or 17.6%. EBITDA fell $4.2 million, or 21%. The growth in expenses mainly was due to the company's promotion of interactive products, including "dot-com" development costs and expansion of Newswires businesses, principally internationally.

Dow Jones Newswires revenue in the first quarter of 2000 increased $5.1 million, or 10%, due to a 13.9% revenue gain in North America. The gain in North America was partly driven by new revenue from on-line trading sites of institutional customers such as DLJdirect and Merrill Lynch Online. International revenues declined $.6 million, or 5.6%, as cancellations of Telerate-related terminals in Europe and Asia were partly offset by new distribution channels with Reuters and Bloomberg as well as third-party wholesale agreements in Asia. Since April 1999, the company initiated 24,100 user trials on Reuters and Bloomberg, of which about 16,300 were completed as of March 31, 2000. Approximately 41% of the completed trials continued as paid subscribers with about 61% former Telerate customers and 39% new customers. At March 31, 2000, there were 317,000 newswires terminals compared with 299,000 a year ago. In 2000's first quarter, the mix between North America and international revenue was roughly 83% to 17% compared with 80% to 20% a year earlier.

The transition from Dow Jones Interactive to Factiva complicates comparisons; the Factiva amounts present the company's 50% share of Factiva revenue had Factiva existed from the beginning of January 1999. The difference between the company's pro forma half of Factiva revenue and the company's wholly-owned Dow Jones Interactive revenues for the first half of 1999 is reflected in "other", and in part reflects the decline in the "other" category. The company's share of Factiva revenue increased 6.5%, to $29.5 million compared with $27.7 million a year earlier. A contractual reduction in fees from a third-party agreement slowed Factiva's revenue growth.

WSJ.com first quarter revenue was $11.5 million, more than double last year's first quarter. Advertising and subscription revenue increased 167% and 65%, respectively, from a year ago. The mix of advertising revenue versus subscription revenue was 60% advertising to 40% subscription in 2000's first quarter. At March 31, 2000, there were 438,000 subscribers to WSJ.com compared with 283,000 a year ago and 375,000 at year-end 1999. The accelerated growth in subscriptions is in part due to new direct mail and educational program offers. The company expects the growth to be tempered in the second quarter as students go on summer break. In the first quarter of 2000, the average number of unique visitors who accessed at least one page of WSJ.com subscriber-only content over the course of a 24-hour business day was 97,000.

Revenue for dowjones.com, launched at the end of May 1999, was $.9 million in the first quarter of 2000. As of April 1, 2000, Dow Jones and Excite At Home Corp., an Internet-access and content provider, formed a new company, Work.com, which plans to develop a business portal, primarily designed to target small and midsize business Internet users. Work.com is expected to be launched in the second half of 2000. The company's share of operating losses in 2000 is expected to be approximately $15 million, pretax, or $.10 per diluted share, as it plans to spend significantly on marketing and development costs.

Dow Jones Indexes revenue in the first quarter was $3.4 million, an increase of 4.4%, from the like 1999 period. Volume in DIAMONDS, which trade on the American Stock Exchange, was up nearly 250% from a year ago. Assets based on Dow Jones Indexes grew to $238 billion at March 31, 2000 from $38 billion a year ago, predominantly due to growth of Dow Jones STOXX in Europe. (The company's share of results from Dow Jones STOXX, Ltd. is included in Equity in Losses of Associated Companies).

[CAPTION]

COMMUNITY NEWSPAPERS
=============================================================================
                                                      Quarters Ended March 31
(in thousands)                                         2000              1999
-----------------------------------------------------------------------------
[S]                                                 [C]               [C]
Advertising                                         $56,997           $51,489
Circulation and other                                23,655            22,448
-----------------------------------------------------------------------------
Total revenues                                       80,652            73,937
Operating expenses                                   62,806            59,944
-----------------------------------------------------------------------------
Operating income                                    $17,846           $13,993
-----------------------------------------------------------------------------
EBITDA                                              $22,176           $18,360
EBITDA margin                                          27.5%             24.8%
=============================================================================
[/TABLE]

Community newspapers operating income rose $3.9 million, or 28%, from the first quarter of 1999. Community newspapers contributed 6.1% of the rise in consolidated operating income in the first quarter of 2000. EBITDA grew $3.8 million, or 21%.

Revenue during the first three months grew $6.7 million, or 9.1%. Advertising revenue increased $5.5 million, or 10.7%, while circulation revenue was up $.5 million, or 2.4%, from 1999's first quarter. Advertising linage for the daily papers increased 7.7% from last year's first quarter; linage for the non-dailies was up .9%. Average circulation in 2000 for the 19 dailies was 540,000, a decline of 1.6% from 1999's quarter. Expenses in the quarter were up $2.9 million, or 4.8%, reflecting volume-related growth due to increased revenues. Employee compensation expense, which is a major cost component of the segment, was up 3.1% from 1999's first quarter.


OTHER INCOME/DEDUCTIONS

Net investment income was $2.5 million in the first three months, up from $1.3 million in 1999's like period. The increase reflects higher capitalized interest, largely related to The Wall Street Journal color expansion project. Long-term debt outstanding at March 31, 2000 was $150 million, the same as a year ago.

The company's first quarter share of losses from equity investments was $9 million in 2000 compared with $3.7 million in 1999. The wider loss in 2000 primarily was due to SmartMoney (from development costs for SmartMoney.com); the company's 50% share of Factiva losses (effective July 1, 1999) and reduced earnings at F.F. Soucy, the company's newsprint mill affiliate (largely due to lower newsprint prices).

In the first quarter of 2000, the company sold its subsidiary, Dow Jones Financial Publishing Corp. for a pretax gain of $13.8 million (after-tax of $9.5 million, or $.10 per diluted share). The first quarter of 1999 included a net gain of $10.6 million, or $.12 per diluted share, from the sale of a portion of the company's minority interest in OptiMark Technologies, Inc. (The pretax and after-tax gains in 1999 were nearly equivalent due to the utilization of a tax loss carryforward.)


TELEVISION

Television includes income from U.S. television operations reported in the print publishing segment and losses from international television reported in equity results. The total pretax earnings were $.4 million in 2000's first quarter versus losses of $3.2 million a year ago. Since 1998, television results have benefited from the company's worldwide alliance with CNBC, particularly enhancing U.S. television revenues.


INCOME TAXES

The effective income tax rate (including minority interest) for the first quarter of 2000 was 38.7%, compared with 36.8% in the first quarter of 1999. The lower effective rate in 1999 resulted from the tax-free gain on the sale of OptiMark Technologies, Inc. shares. Excluding the impact of investment gains in both quarters, the effective tax rates were 39.5% in 2000 and 42.3% in 1999. At March 31, 2000, the company had available approximately $488 million of capital loss carryforward (a deferred tax asset of $184 million), which was fully reserved through a valuation allowance. The company may utilize the carryforward through 2003.

FINANCIAL POSITION

During the first three months of 2000, the company repurchased 1.5 million shares of its common stock for an aggregate $93.3 million, with an average price per share of $62.22. Additionally, the company holds 1.7 million shares subject to put options which may require the company to repurchase up to $85.7 million of its common stock (net of premiums) through February 2001. These obligations can be settled on a net share basis. In 1998, the company's board of directors authorized the repurchase of up to $800 million of the company's common stock over a three-year period. (Since initial approval in June 1998, the company has repurchased 10.8 million shares.) As of March 31, 2000, the remaining authorization was $184.1 million, after reserving for the exercise of outstanding put options.

Cash provided by operations in the first three months of 2000 was up $109.4 million, or 274%, from the like 1999 period due to enhanced earnings and timing of income tax payments. Trade accounts receivable provided $43.6 million of cash, reflecting improved collections from 1999's first quarter.

In addition to the repurchase of the company's stock in 2000, the company funded capital expenditures of $49 million (including $20.1 million for the print expansion project), dividends of $22.5 million and various investments in affiliated companies of $10.2 million.

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

At March 31, 2000, the company had long-term notes of $150 million, which are due December 1, 2000 and are not redeemable prior to maturity. Upon maturity, the outstanding debt will be repaid through borrowings from either the issuance of commercial paper or the company's revolving credit facility, or through issuance of long-term debt. As such these notes are classified as long term.

The company is considering the issuance of a tracking stock for some or all of its Internet assets.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis and other sections of this Quarterly Report include forward-looking statements that reflect the company's current expectations or beliefs concerning future results and events. In addition, the company may from time to time make additional forward-looking statements, either orally or in writing. The company cautions readers that the company's targets and objectives, and the results expected or anticipated by forward-looking statements, including, without limitation, statements relating to the company's future business prospects, revenues, income, working capital, liquidity, capital needs and interest costs and similar items, are subject to certain risks and uncertainties which could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, global economic and business conditions, and the strong tendency of economic downturns to negatively impact advertising sales and sales of the company's products and services; the intense competition faced by the company's products and services in the markets for financial news and information, and related advertising revenues, from newspapers, specialized business and financial magazines, technology publications, Internet-based publications and services (including both free and paid competitive Internet services that feature or include business and financial news and information), financial television programming and other new media that may develop; the extent to which the company is able to increase its circulation and advertising revenues from its international print publications, in the face of competition from local publications and from other international publications; the extent to which the company is able to achieve its revenues and earnings targets for distribution of its newswires, taking into account in particular the rate of addition of new subscribers outside the U.S. and cancellations of Telerate-related terminals; the extent to which the company is able to achieve and maintain a diversified advertising base for its print publications; any delays that could occur in expanding the company's newspaper page and color printing capacity, which could result in insufficient capacity to carry advertisements; the company's ability to expand production and service capacity for electronic publishing products on a timely basis to support growth of operations and user traffic; business conditions (growth or consolidation) in the financial services industry, and the tendency of consolidation to negatively impact the market for the company's products and services and advertising; increased competition in the market for electronic business information and research services and Factiva's ability to develop competitive country-specific interfaces and increase its market share and revenues on a global basis; with respect to the company's Internet services that rely partly or entirely on advertising revenues, the amount of user traffic on those services and the pricing of advertising on Internet sites generally; risks associated with the development of television channels in competitive foreign markets, including the ability to produce or obtain desired programming, to sell advertising time at desired rates, to achieve sufficient distribution and to attract audiences; risks associated with the ability to sell advertising time at desired rates in the U.S. television market; rapid technological changes and frequent new product introductions prevalent in electronic publishing, and the extent to which the company is able to introduce new and enhanced services and products to meet shifts in market demand; any damage to or technical failure of the company's computer infrastructure systems or software that causes interruptions of operations; cost of newsprint; the company's ability to attract and retain qualified personnel in the tight labor market that exists; the company's ability to negotiate collective bargaining agreements with its labor unions without work interruptions; adverse verdicts in legal proceedings, including libel actions; adverse developments relating to commitments and contingencies and/or investments held by the company; risks associated with foreign operations, including currency and political risks; and such other risk factors as may have been or may be included from time to time in the company's reports filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the Annual Meeting of Stockholders on April 19, 2000, there were represented in person or by proxy 60,218,730 shares of Common Stock (carrying one vote per share) and 19,696,117 shares of Class B Common Stock (carrying ten votes per share). At the Annual Meeting:

    1) the holders of the Common Stock, voting separately as a class, elected as directors:

                                         FOR                VOTES WITHHELD
     Harvey Golub                     59,745,135                  473,595
     David K. P. Li                   59,735,687                  483,043

</TABLE

    2) the holders of the Common Stock and the Class B Common Stock, voting together, elected as directors:


                                         FOR                VOTES WITHHELD
     Roy A. Hammer                   251,195,983                5,983,917
     Frank N. Newman                 256,646,914                  532,986
     James H. Ottaway, Jr.           254,028,922                3,150,978


    3) the holders of the Common Stock and the Class B Common Stock, voting together, approved the appointment of PricewaterhouseCoopers LLP, independent certified public accountants, as auditors for 2000 by a vote of 256,918,598 votes in favor; 83,486 votes against and 177,816 abstentions.

    4) the holders of the Common Stock and the Class B Common Stock, voting together, failed to approve a stockholder proposal to establish cumulative voting in the election of directors by a vote of 224,558,107 votes against; 27,339,863 votes in favor; 585,659 abstentions and 4,696,271 broker non-votes.

    In addition, the following directors continued in office after the meeting: Rand V. Araskog, Christopher Bancroft, William C. Cox, Jr., Leslie Hill, Irvine O. Hockaday, Jr., Vernon E. Jordan, Jr., Peter R. Kann, M. Peter McPherson and William C. Steere, Jr.

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

                                                  DOW JONES & COMPANY, INC.
                                                  -------------------------
                                                        (Registrant)

Date:  May 15, 2000                     By: /s/     Raymond Baumkirchner
                                                  -------------------------
                                                  Vice President of Finance