Form 10-Q
period 2000-06-30
DOW JONES & CO INC
filed 2000-08-08
CIK 29924

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


                                       OR


          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from               to
                               -------------    -------------

Commission file number 1-7564


                           DOW JONES & COMPANY, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                            13-5034940
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

               200 LIBERTY STREET, NEW YORK, NEW YORK       10281
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

   The number of shares outstanding of each of the issuer's classes of common stock on June 30, 2000: 66,228,082 shares of Common Stock and 21,161,418 shares of Class B Common Stock.

                                             PAGE 2
PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    Dow Jones & Company, Inc.

=========================================================================================
                                               Quarters Ended            Six Months Ended
(in thousands, except                                 June 30                     June 30
 per share amounts)                          2000        1999            2000        1999
-----------------------------------------------------------------------------------------
Revenues:
Advertising                              $408,994    $303,755      $  777,613    $559,529
Information services                       69,004      91,363         136,078     183,889
Circulation and other                     115,159     115,453         230,218     229,235
-----------------------------------------------------------------------------------------
  Total revenues                          593,157     510,571       1,143,909     972,653
-----------------------------------------------------------------------------------------
Expenses:
News, operations and development          135,639     144,365         267,034     282,700
Selling, administrative and general       175,635     152,663         342,055     298,076
Newsprint                                  47,054      36,645          88,765      74,040
Print delivery costs                       49,208      44,487          98,050      87,596
Depreciation and amortization              27,716      24,844          54,591      49,860
Restructuring charge                                    2,755                       2,755
-----------------------------------------------------------------------------------------
  Operating expenses                      435,252     405,759         850,495     795,027
-----------------------------------------------------------------------------------------
  Operating income                        157,905     104,812         293,414     177,626
Other income (deductions):
Investment income                           2,499       1,896           5,302       4,771
Interest expense                             (557)     (1,242)           (904)     (2,823)
Equity in losses of associated
 companies                                   (485)     (6,935)         (9,515)    (10,626)
Gain on disposition of
 businesses and investments                 6,423                      20,192      10,618
Other, net                                 (1,044)        (66)           (396)        384
-----------------------------------------------------------------------------------------
Income before income taxes and
 minority interests                       164,741      98,465         308,093     179,950
Income taxes                               63,870      41,193         119,869      71,156
-----------------------------------------------------------------------------------------
Income before minority interests          100,871      57,272         188,224     108,794
Minority interests                           (308)        (60)          1,009         (60)
-----------------------------------------------------------------------------------------
Net income                               $100,563    $ 57,212      $  189,233    $108,734
=========================================================================================
Net income per share:
  - Basic                                   $1.15        $.63           $2.14       $1.19
  - Diluted                                  1.13         .62            2.12        1.18

Weighted-average shares outstanding:
  - Basic                                  87,603      90,699          88,395      91,063
  - Diluted                                88,624      91,676          89,402      91,996

Cash dividends declared per share            $.50        $.48            $.75        $.72
-----------------------------------------------------------------------------------------
Comprehensive income                     $ 87,768    $ 64,084      $  210,118    $128,929
=========================================================================================

See notes to condensed consolidated financial statements.

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                           Dow Jones & Company, Inc.

=============================================================================
                                                     Six Months Ended June 30
(in thousands)                                           2000            1999
-----------------------------------------------------------------------------
Operating Activities:
Net income                                           $189,233        $108,734
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                          54,591          49,860
Gain on disposition of businesses
 and investments                                      (20,192)        (10,618)
Changes in assets and liabilities                      22,475         (70,307)
Other, net                                              7,876          11,472
-----------------------------------------------------------------------------
    Net cash provided by operating activities         253,983          89,141
-----------------------------------------------------------------------------
Investing Activities:
Additions to plant and property                       (96,119)        (98,084)
Businesses and investments acquired,
 net of cash received                                 (37,610)        (24,392)
Disposition of businesses and investments              28,760          13,250
Other, net                                              2,658             801
-----------------------------------------------------------------------------
    Net cash used in investing activities            (102,311)       (108,425)
-----------------------------------------------------------------------------
Financing Activities:
Cash dividends                                        (44,460)        (43,839)
Repurchase of treasury stock, net of
 put premiums                                        (186,651)        (66,960)
Proceeds from sales under stock
 compensation plans                                    22,233          14,006
-----------------------------------------------------------------------------
    Net cash used in financing activities            (208,878)        (96,793)
-----------------------------------------------------------------------------
Effect of exchange rate changes on cash                    20            (134)
-----------------------------------------------------------------------------
Decrease in cash and cash equivalents                 (57,186)       (116,211)
Cash and cash equivalents at beginning of year         86,388         142,877
-----------------------------------------------------------------------------
Cash and cash equivalents at June 30                 $ 29,202        $ 26,666
=============================================================================

See notes to condensed consolidated financial statements.

                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                            Dow Jones & Company, Inc.

=============================================================================
                                                      June 30     December 31
(in thousands)                                           2000            1999
-----------------------------------------------------------------------------
Assets:
Cash and cash equivalents                          $   29,202      $   86,388
Accounts receivable-trade, net                        272,207         314,289
Newsprint inventory                                    10,888           9,407
Deferred income taxes                                   9,739           9,885
Other current assets                                   39,353          36,020
-----------------------------------------------------------------------------
  Total current assets                                361,389         455,989
-----------------------------------------------------------------------------
Investments in associated companies,
 at equity                                             79,068          50,959
Other investments                                     200,171         174,727

Plant and property, at cost                         1,534,031       1,443,351
Less, accumulated depreciation                        814,744         766,939
-----------------------------------------------------------------------------
                                                      719,287         676,412

Goodwill, less accumulated amortization                75,801          83,099
Deferred income taxes                                  75,625          73,552
Other assets                                           18,625          15,821
-----------------------------------------------------------------------------
  Total assets                                     $1,529,966      $1,530,559
=============================================================================
Liabilities:
Accounts payable and accrued liabilities           $  276,817      $  309,964
Dividend payable                                       21,847
Income taxes                                           50,422          40,315
Unearned revenue                                      222,834         228,251
-----------------------------------------------------------------------------
  Total current liabilities                           571,920         578,530
Long-term debt                                        149,975         149,945
Other noncurrent liabilities                          267,919         248,594
-----------------------------------------------------------------------------
  Total liabilities                                   989,814         977,069
-----------------------------------------------------------------------------
Stockholders' Equity:
Common stock                                          102,181         102,181
Additional paid-in capital                            135,520         137,487
Retained earnings                                     932,443         809,517
Accumulated other comprehensive income (loss)          18,687          (2,198)
-----------------------------------------------------------------------------
                                                    1,188,831       1,046,987
Less, treasury stock, at cost                         648,679         493,497
-----------------------------------------------------------------------------
  Total stockholders' equity                          540,152         553,490
-----------------------------------------------------------------------------
  Total liabilities and stockholders' equity       $1,529,966      $1,530,559
=============================================================================

See notes to condensed consolidated financial statements.

                       NOTES TO FINANCIAL STATEMENTS
                         Dow Jones & Company, Inc.

1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of June 30, 2000 and December 31, 1999, and the consolidated results of operations for the three and six-month periods ended June 30, 2000 and 1999 and the consolidated cash flows for the six-month period then ended. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. The second quarter of 2000 included a net gain of $4.8 million, or $.05 per share, from the sale of the company's minority interest in SportsTicker Enterprises L.P., a leading supplier of real-time sports news and information.

3. The second quarter of 2000 included a reversal of a 1998 restructuring charge of $3.2 million ($2.1 million after tax, or $.02 per share) relating to the favorable disposition of a satellite lease in Europe. The benefit was recorded in Equity in Losses of Associated Companies.

4. The first quarter of 2000 included a net gain of $9.5 million, or $.10 per diluted share, from the sale of the company's subsidiary, Dow Jones Financial Publishing Corp., which publishes Investment Advisor, Asset Management, Property and Realty Stock Review.

5. On July 1, 1999, the company formed a 50-50 joint venture, Dow Jones Reuters Business Interactive LLC (Factiva), with Reuters Group Plc, into which Dow Jones contributed a significant portion of its interactive business unit. The company's share of the joint venture's results is included in Equity in Losses of Associated Companies.

6. The second quarter of 1999 included a restructuring charge of $2.8 million ($1.6 million after-tax or $.02 per share) for employee severance associated with the conversion to electronic pagination of The Wall Street Journal.

7. The first quarter of 1999 included a net gain of $10.6 million, or $.12 per diluted share, from the sale of a portion of the company's minority interest in OptiMark Technologies, Inc.

8. On January 1, 2000, the company exchanged a 49% interest in The Wall Street Journal Europe for a 22% interest in Handelsblatt, Germany's leading business newspaper. In addition, Dow Jones contributed its indirect holdings in the Czech business publisher Economia and the German financial news agency VWD.
Dow Jones' interest in Economia declined to 12% and in VWD to 17%. Minority interests largely represent von Holtzbrinck group's 49% share of losses in the contributed businesses.

9. In the first six months of 2000, the company repurchased 3 million shares of its common stock at an aggregate price of $190.5 million. As of June 30, 2000, 1 million shares under puts were outstanding at strike prices (net of put premiums received) ranging from $51.07 to $60.66 per share, with exercise dates through February 23, 2001. As of June 30, 2000, approximately $122.3 million remained under board authorization, after reserving for the exercise of outstanding puts.

10. Certain prior year amounts have been reclassified to conform to current year presentation.


11. Comprehensive income was computed as follows:

=============================================================================
                                       Quarters Ended        Six Months Ended
                                              June 30                 June 30
(in thousands)                         2000      1999         2000       1999
-----------------------------------------------------------------------------
Net income                         $100,563   $57,212     $189,233   $108,734

Foreign currency
 translation adjustments               (552)     (621)      (2,006)    (1,077)

Unrealized (loss) gain on
 investments                        (12,243)    7,493       22,891     21,272
-----------------------------------------------------------------------------
Comprehensive income               $ 87,768   $64,084     $210,118   $128,929
=============================================================================

12. Diluted earnings per share have been computed as follows:

=============================================================================
                                       Quarters Ended        Six Months Ended
(in thousands, except                         June 30                 June 30
 per share amounts)                    2000      1999         2000       1999
-----------------------------------------------------------------------------
Weighted-average shares
 outstanding - basic                 87,603    90,699       88,395     91,063
Stock options                           595       840          582        735
Other, principally
 contingent stock rights                426       137          425        198
-----------------------------------------------------------------------------
Weighted-average shares
 outstanding - diluted               88,624    91,676       89,402     91,996

Diluted earnings per share            $1.13      $.62        $2.12      $1.18
=============================================================================

13. Various libel actions and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate outcome to the company and its subsidiaries as a result of legal proceedings is adequately covered by insurance or, if not covered, would not have a material effect on the company's financial statements taken as a whole.

                         Dow Jones & Company, Inc.

14. The table below compares revenues, income before income taxes and minority interests and EBITDA by business segment for the quarters and six months ended June 30, 2000 and 1999. EBITDA is computed by the company as operating income excluding depreciation, amortization and restructuring charges. EBITDA is a measure used by the company's management in determining a business unit's performance. EBITDA may be calculated differently by other companies and investors should not view the company's calculation of EBITDA as an alternative to GAAP measurements such as operating income, net income and cash flows provided by or used in operating, investing and financing activities.

                             SEGMENT INFORMATION

=============================================================================
                                     Quarters Ended          Six Months Ended
                                            June 30                   June 30
(in thousands)                      2000       1999           2000       1999
-----------------------------------------------------------------------------
Revenues:
Print publishing                $420,861   $327,192     $  811,878   $617,800
Electronic publishing             79,806     98,786        158,889    196,323
Community newspapers              92,490     84,593        173,142    158,530
                                --------   --------     ----------   --------
  Consolidated revenues         $593,157   $510,571     $1,143,909   $972,653
-----------------------------------------------------------------------------
Income before income taxes
 and minority interests:
Print publishing                $132,576   $ 79,850     $  251,298   $132,319
Electronic publishing             12,314     10,181         22,178     23,668
Community newspapers              26,628     23,603         44,474     37,596
Corporate                        (13,613)    (8,822)       (24,536)   (15,957)
                                --------   --------     ----------   --------
  Consolidated operating
   income                        157,905    104,812        293,414    177,626

Equity in losses of
 associated companies               (485)    (6,935)        (9,515)   (10,626)
Gain on disposition of
 businesses and investments        6,423                    20,192     10,618
Other income, net                    898        588          4,002      2,332
                                --------   --------     ----------   --------
  Income before income taxes
   and minority interests       $164,741   $ 98,465     $  308,093   $179,950
-----------------------------------------------------------------------------
EBITDA:
Print publishing                $150,298   $ 96,611     $  285,709   $163,424
Electronic publishing             17,935     16,644         33,539     36,436
Community newspapers              30,910     27,978         53,086     46,338
Corporate                        (13,522)    (8,822)       (24,329)   (15,957)
                                --------   --------     ----------   --------
  Consolidated EBITDA           $185,621   $132,411     $  348,005    230,241

EBITDA Margin:
Print publishing                    35.7%      29.5%          35.2%      26.5%
Electronic publishing               22.5%      16.8%          21.1%      18.6%
Community newspapers                33.4%      33.1%          30.7%      29.2%
  All segments                      31.3%      25.9%          30.4%      23.7%
=============================================================================

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

FOR THE SECOND QUARTERS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net income in the second quarter of 2000 was $100.6 million, or $1.13 per diluted share, compared with $57.2 million, or $.62 per diluted share, a year ago. (All references to "per share" amounts in this discussion are on a per diluted share basis.) This year's second quarter included an after-tax gain of $4.8 million, or $.05 per share, on the sale of the company's minority interest in SportsTicker Enterprises L.P. In addition, the second quarter included a reversal of a 1998 restructuring charge of $3.2 million ($2.1 million after tax, or $.02 per share) relating to the favorable disposition of a satellite lease in Europe. The benefit was recorded in Equity in Losses of Associated Companies. Last year's second quarter included a restructuring charge of $2.8 million ($1.6 million after tax, or $.02 per share) for employee severance as part of the company's conversion process to electronic pagination of The Wall Street Journal. Excluding these special items, earnings for the second quarter were $93.7 million, or $1.06 per share, up 66%, on an earnings per share basis, from $58.9 million, or $.64 per share, a year ago. The growth in earnings per share mainly was due to the Print Publishing business which contributed $.32 per share of the increase. Also contributing to the increase were a reduced income tax rate ($.04 per share), stock repurchases which lowered average shares outstanding ($.04 per share) and improved results at Community Newspapers ($.02 per share).

Operating income of $157.9 million in the second quarter jumped 51% from $104.8 million earned a year ago. Excluding 1999's restructuring charge of $2.8 million, operating income grew 47%. EBITDA margin (defined as operating income excluding depreciation, amortization and restructuring charges) was 31.3% in the second quarter of 2000 compared with 25.9% a year ago.

Second quarter revenues were $593.2 million, up 16.2% from $510.6 million in last year's like period. Most of the increase resulted from higher advertising revenue, which grew 35%, mainly reflecting a 29.8% increase in advertising linage at The Wall Street Journal. Second quarter expenses (excluding the restructuring charge of $2.8 million in 1999) increased 8% from 1999's second quarter. Expense increases were largely volume related, particularly newsprint usage, print delivery costs and sales incentives. Promotional spending across all businesses and costs associated with international expansion also contributed to the higher expense level. Newsprint expense jumped 28% in the second quarter as the greater demand for advertising pushed newsprint usage up 17.6%, compounded by a 9.2% increase in the average price per ton of newsprint. There were approximately 8,300 full-time employees at June 30, 2000, down 1% from a year earlier.

For the six months ended June 30, 2000, net income was $189.2 million, or $2.12 per share, compared with $108.7 million, or $1.18 per share, earned in 1999's first half. In 2000's first quarter, the company recorded an after-tax gain of $9.5 million, or $.10 per share, from the sale of its subsidiary, Dow Jones Financial Publishing Corp. Last year's first quarter included a net gain of $10.6 million, or $.12 per share, from the sale of a portion of the company's
minority interest in OptiMark Technologies Inc.   Excluding first half gains
from sales of investments and restructuring items, the company earned $172.9 million, or $1.93 per share, in the first six months of 2000 compared with

$99.8 million, or $1.08 per share, a year ago, an increase of 79% on an earnings per share basis. The rise in earnings mainly reflected significant growth at the Print Publishing segment.

Operating income in the first half jumped 65% from a year ago (63% excluding the 1999 restructuring charge), as revenues increased 17.6%, chiefly reflecting strong advertising gains at The Wall Street Journal. Expenses grew 7% (7.3% excluding the restructuring charge) in the 2000 six-month period from last year's like period. First half 2000 EBITDA was $348.0 million, up 51% from $230.2 million in last year's first half; the EBITDA margin increased to 30.4% from 23.7%, respectively.

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

If the company's one-half share of Factiva results were consolidated on a proportional basis, second quarter revenues of $621.6 million would have increased 22% from last year's comparable quarter, expenses of $461.9 million would have risen 15% and operating income of $159.7 million would have been 48% better. The EBITDA margin would have been 30.4% in the second quarter compared with 25.9% a year earlier. For the six-month periods, revenues would have been $1.2 billion, up 23% from 1999, expenses of $906.8 million would have increased 14% and operating income of $293.8 would have jumped 63%.


SEGMENT DATA

The company's business and financial news and information operations are reported in two segments: print publishing and electronic publishing. The results of the company's Ottaway Newspapers subsidiary, which publishes 19 daily newspapers and 15 weekly newspapers in 11 states in the U.S., are reported in the community newspapers segment.

Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations. (Results of the company's international television ventures are included in Equity in Losses of Associated Companies). Print publishing accounted for approximately 71% of first half revenues. Approximately 9% of print publishing revenues are earned by international publications. Revenues, particularly advertising, for the print publications are historically seasonal with the fourth quarter typically being the strongest in terms of total volume followed by the second, the first and the third quarters.

Electronic publishing includes the operations of Dow Jones Newswires, Dow Jones Indexes, WSJ.com, dowjones.com (up to April 1, 2000 when it was contributed to Work.com) and other. Prior year's results included Dow Jones Interactive, a significant portion of which was contributed to Factiva on July 1, 1999.

PRINT PUBLISHING
=============================================================================
                                       Quarters Ended        Six Months Ended
                                              June 30                 June 30
(in thousands)                        2000       1999         2000       1999
-----------------------------------------------------------------------------
U.S. Publications:
  Advertising                     $304,765   $218,087     $586,688   $403,718
  Circulation and other             75,458     79,209      153,587    157,833

International Publications:
  Advertising                       28,619     18,823       48,932     33,828
  Circulation and other             12,019     11,073       22,671     22,421
-----------------------------------------------------------------------------
Total revenue                      420,861    327,192      811,878    617,800
Operating expenses                 288,285    247,342      560,580    485,481
-----------------------------------------------------------------------------
Operating income                  $132,576   $ 79,850     $251,298   $132,319
-----------------------------------------------------------------------------
EBITDA                            $150,298   $ 96,611     $285,709   $163,424
EBITDA margin                         35.7%      29.5%        35.2%      26.5%
=============================================================================

Print publishing operating income jumped 66% in the second quarter from the year ago like quarter. Excluding the 1999 restructuring charge the increase was 60%. Operating income benefited from strong advertising linage, with double-digit gains across all major publications. EBITDA grew 56% from last year's second quarter.

Print publishing second quarter revenue rose $93.7 million, or 29%, from last year. Driving the increase in revenue was 40% growth in U.S. advertising revenue, principally reflecting the second quarter 29.8% gain in Wall Street Journal advertising linage over last year's like period. Barron's advertising pages grew 33.5%. International publications revenue grew 36% with linage gains of 37.1% at The Wall Street Journal Europe and 36.6% at The Asian Wall Street Journal. The Far Eastern Economic Review also had significant advertising page growth in the second quarter with an increase of 18.3%. U.S. television revenue nearly doubled (up 91%) from the second quarter of 1999, also buoyed by significant gains in advertising. In the second quarter, circulation and other revenue declined $2.8 million, or 3%.

General linage for The Wall Street Journal, which made up 64% of total linage, rose 39% in the second quarter. Technology, the largest advertising category within general, rose 154% and represented 50% of total general advertising, or 32% of total linage. General linage (excluding technology) declined 4.9%. Financial advertising linage, which comprised 24% of total Journal linage grew 16.5% in 2000's second quarter, reflecting strength in brand related advertising, partially offset by weakness in security issuances (IPO's). Classified and other advertising, which comprised the remaining 12% of linage, increased 15.3%, reflecting growth in real estate advertising as well as more modest growth in recruitment advertising. The rate of growth for advertising linage is expected to slow in the second half of 2000 due to the strong performance in the like 1999 period.

Circulation revenue for U.S. print publications declined $3.6 million, or 5% from the second quarter of 1999. Recent circulation growth at the Journal has been chiefly in lower rate hotel/airline copies, offsetting a decline in individually paid circulation. Minimal circulation revenue is generated from hotel/airline copies but they are of value to advertisers and some are tied to advertising sales in the Journal. The Statement of Total Circulation (STC) provides circulation data which is reviewed by independent accountants, and also information on the quality and character of the publication's paid circulation, including complimentary and third party amenity copies, subscription terms and price. The STC is issued semi-annually covering the six-month periods ending March and September. For the six months ended March 31, 2000 Wall Street Journal average circulation under the STC was 1,924,600 compared with 1,895,900 in the six-month period ended March 31, 1999. Barron's average paid second quarter circulation was 317,000 up from 309,000 in last year's second quarter.

Second quarter circulation revenue for international publications was up 4.7% from the like 1999 quarter, with gains from increased circulation largely offset by a stronger U.S. dollar in Europe in 2000. Average combined circulation for the international editions of The Wall Street Journal at June 30, 2000 was 169,000, up 16.6% from 145,000 in 1999's second quarter.

Print publishing expenses in the quarter rose $40.9 million, or 16.6%, from a year earlier. Excluding the 1999 restructuring charge, expenses were up $43.7 million, or 17.9%. The increase mainly was due to compensation (part of which was tied to advertising revenue gains), promotional spending (a portion of which was linked to the Journal's branding campaign), and costs related to international expansion. Newsprint expense was up 30%, driven by an increase in usage of 19% and higher prices in the second quarter 2000 from a year ago. At June 30, 2000, the number of full-time employees in the print publishing segment was up 8.3% from a year earlier, primarily due to expanded news coverage worldwide.

Operating income for the first half of 2000 increased 90%, or 86% excluding the 1999 severance charge, from last year's first half. The increase mainly was due to strength in advertising revenue in the first six months. Revenues for the first six months increased $194.1 million, or 31%, largely on a 35.6% linage gain at The Wall Street Journal. International print revenues were up 27.3%, mainly driven by strong advertising growth at the international editions of the Journal. First half year-over-year advertising linage at The Wall Street Journal Europe increased 32.4% and at The Asian Wall Street Journal grew 33.9%.

Wall Street Journal general advertising linage climbed 43.4%, resulting from an increase of 140.5% from the technology component. Financial linage grew 29.5% chiefly from higher investing and trading. Classified and other linage was up 14.9%, largely from strong real estate advertising, partly through the Weekend Journal section.

Operating expenses (excluding the 1999 severance charge) climbed $77.9 million, or 16.1%, in the first half of 2000. The growth in expenses was principally volume related, with higher sales incentives, newsprint and delivery costs.
The newsprint expense increase for the six-month period was totally usage related as the average price of newsprint for the first half of 2000 was flat with the like 1999 period.

ELECTRONIC PUBLISHING
=============================================================================
                                       Quarters Ended        Six Months Ended
                                              June 30                 June 30
(in thousands)                        2000       1999         2000       1999
-----------------------------------------------------------------------------
Revenues                           $79,806    $98,786     $158,889   $196,323
Expenses                            67,492     88,605      136,711    172,655
-----------------------------------------------------------------------------
Operating income                   $12,314    $10,181     $ 22,178   $ 23,668
-----------------------------------------------------------------------------
EBITDA                             $17,935    $16,644     $ 33,539   $ 36,436
EBITDA margin                         22.5%      16.8%        21.1%      18.6%
=============================================================================

Operating income for electronic publishing was up $2.1 million, or 21%, from 2000's second quarter. For the first six months, operating income declined $1.5 million, or 6.3%.

Revenues for the second quarter of 2000 were down $19 million, or 19.2%, and for the first half declined $37.4 million, or 19.1%. The year-over-year comparisons are distorted by the impact of the company contributing the bulk of the Dow Jones Interactive business to the Factiva joint venture, effective July 1, 1999. Factiva's results are recorded in Equity in Losses of Associated Companies.

The information included in the following table and related discussion includes Dow Jones' 50% share of Factiva's results on a pro forma basis as if the venture were formed on January 1, 1999.

=============================================================================
                                       Quarters Ended        Six Months Ended
                                              June 30                 June 30
(in thousands)                        2000       1999         2000       1999
-----------------------------------------------------------------------------
Dow Jones Newswires:
  North America                   $ 47,127    $41,995     $ 93,453   $ 82,660
  International                      9,822      9,108       19,468     19,321
-----------------------------------------------------------------------------
Total Newswires                     56,949     51,103      112,921    101,981
Factiva                             29,636     27,395       59,122     55,091
WSJ.com                             12,149      7,225       23,653     12,607
Dow Jones Indexes                    3,359      3,063        6,740      6,304
Other                                6,191     10,000       13,154     20,340
-----------------------------------------------------------------------------
Total revenue                      108,284     98,786      215,590    196,323
Operating expenses                  94,173     88,605      192,990    172,655
-----------------------------------------------------------------------------
Operating income                  $ 14,111    $10,181     $ 22,600   $ 23,668
-----------------------------------------------------------------------------
EBITDA                            $ 21,139    $16,644     $ 36,721   $ 36,436
EBITDA margin                         19.5%      16.8%        17.0%      18.6%
=============================================================================

Electronic publishing second quarter 2000 operating income increased $3.9 million, or 39%, from 1999's second quarter. Revenues rose $9.5 million, or 9.6%. Operating expenses increased $5.6 million, or 6.3%. EBITDA rose $4.5 million, or 27%. The expense growth largely was due to the promotion of the company's interactive products, including Internet development costs and expansion of the Newswires business, principally internationally. The expense growth was partially mitigated by the impact of the sale of the company's subsidiary (IDD Enterprises in December 1999) and the April 1, 2000 contribution of dowjones.com, a division of the company, to a joint venture, Work.com.

Dow Jones Newswires revenue in the second quarter of 2000 grew $5.8 million, or 11.4%, from last year's second quarter, with gains of 12.2% and 7.8% in North America and international, respectively. This was the first time since the first quarter of 1997 that international revenues grew from the prior year quarter. The gain in North America was partly driven by new revenue from on-line trading sites of institutional customers. International growth reflects new distribution channels with Reuters and Bloomberg as well as third-party wholesale agreements in Asia. At June 30, 2000, there were 319,000 newswire terminals compared with 304,000 a year ago.

The transition from Dow Jones Interactive to Factiva complicates year-on-year comparisons. The Factiva revenue represents the company's 50% share as if Factiva had existed from the beginning of 1999. The difference between the company's pro forma half of Factiva revenue and the company's wholly-owned Dow Jones Interactive revenues for the first half of 1999 is reflected in "other", and in part accounts for the decline in the "other" category. The company's share of Factiva revenue increased $2.2 million, or 8.2%.

WSJ.com revenue in the second quarter jumped $4.9 million, or 68%, from last year's second quarter, reflecting a 71% increase in advertising revenue and a 63% increase in subscription revenue. The mix of advertising versus subscription revenue for the quarter was 55% to 45%, respectively. The number of subscribers at June 30, 2000 was 461,000, up 51% from the year-ago total of 306,000, and up 5.3% from the 438,000 subscribers at March 31, 2000. The rate of WSJ.com subscriber growth slowed somewhat in the second quarter, as compared to the first quarter, as educational subscriptions lapsed with the end of the school year. The company expects an increased rate of growth in the third quarter. In the second quarter of 2000, the average number of unique visitors who accessed at least one page of WSJ.com subscriber-only content over the course of a 24-hour business day was 93,000, slightly below the first quarter average of 97,000, reflecting some seasonality.

Effective April 1, 2000, Dow Jones and Excite At Home Corp., an Internet-access and content provider, formed a new company, Work.com, which is developing a business portal, primarily designed to target small and midsize business Internet users. Work.com is expected to be launched at the end of the summer. The results for Work.com, as of the effective date, are included in Equity in Losses of Associated Companies.

In the first half of 2000, operating income for electronic publishing (including 50% of Factiva's results in 2000) declined $1.1 million, or 4.5%, from last year's like period. Increased promotional and development spending was somewhat offset by lower expenses at Factiva and a favorable comparison as IDD Enterprises costs were included in 1999. IDD Enterprises was sold in

December 1999. Revenue for the first half grew $19.3 million, or 9.8%, from a year ago. Dow Jones Newswires revenue grew $10.9 million, or 10.7%, reflecting particular strength in North America with a 13.1% increase. Factiva's revenue rose $4 million, or 7.3%. WSJ.com's revenue grew $11 million, or 88%, with advertising revenue more than double last year's first half and subscription revenue up 64%. Dow Jones Indexes revenue was up 6.9%. Other electronic publishing revenue declined $7.2 million, or 35%, mainly due to the sale of IDD Enterprises.


COMMUNITY NEWSPAPERS
=============================================================================
                                       Quarters Ended        Six Months Ended
                                              June 30                 June 30
(in thousands)                        2000       1999         2000       1999
-----------------------------------------------------------------------------
Advertising                        $67,369    $61,120     $124,366   $112,609
Circulation and other               25,121     23,473       48,776     45,921
-----------------------------------------------------------------------------
Total revenue                       92,490     84,593      173,142    158,530
Operating expenses                  65,862     60,990      128,668    120,934
-----------------------------------------------------------------------------
Operating income                   $26,628    $23,603     $ 44,474   $ 37,596
-----------------------------------------------------------------------------
EBITDA                             $30,910    $27,978     $ 53,086   $ 46,338
EBITDA margin                         33.4%      33.1%        30.7%      29.2%
=============================================================================

Operating income at community newspapers grew $3 million, or 12.8%, from 1999's second quarter; EBITDA increased 10.5%.

Revenue for the second quarter climbed $7.9 million, or 9.3%. Advertising revenue increased $6.2 million, or 10.2%, from last year's second quarter. Advertising linage for the daily papers in the second quarter rose 5.6% from the year ago quarter, largely from a 7.7% increase in classified advertising. Linage for the non-daily papers climbed 3.6%. Circulation and other revenue was $1.6 million, or 7%, higher than the second quarter of 1999, reflecting higher subscription rates. Average circulation in 2000 for the 19 dailies was 549,000, down 1.4% from the second quarter of 1999. Second quarter expenses increased $4.9 million, or 8%, reflecting volume-related growth due to increased revenues. Newsprint and print delivery costs rose 21% and 31%, respectively. Employee compensation expense, which is a major cost component of community newspapers, was up 4% from 1999's second quarter.

For the six months ended June 30, 2000, operating income increased $6.9 million, or 18.3%, from last year's first half. EBITDA grew $6.7 million, or 14.6%. The growth in operating income reflected a $14.6 million, or 9.2%, increase in revenues as expenses grew $7.7 million, or 6.4%. The revenue growth chiefly resulted from an $11.8 million, or 10.4%, increase in advertising revenue. Community newspapers overall advertising linage increased 6% in the six-month period, with linage at the daily papers up 6.6% (classified linage was up 9.9%) and at the non-dailies papers up 2.4%.

OTHER INCOME/DEDUCTIONS

Net investment income in the second quarter was $1.9 million in 2000, up from $0.7 million in 1999. Year-to-date net investment income in 2000 was $4.4 million versus $1.9 million in 1999. Long-term debt was $150 million at June 30, 2000, the same as a year ago.

The company's share of losses from equity investments was $0.5 million in the second quarter of 2000 compared with losses of $6.9 million a year ago. Included in the second quarter of 2000 was a reversal of a 1998 restructuring charge of $3.2 million relating to the favorable disposition of a satellite lease in Europe. Excluding this benefit, second quarter 2000 equity losses were $3.7 million. The improvement in equity losses largely reflected the company's 50% share of Factiva profits (formed on July 1, 1999), higher earnings at the company's newsprint mill affiliate, reduced losses at the international television joint ventures and the inclusion of Dow Jones' 22% interest in the earnings of Handelsblatt (a German business newspaper) which was acquired on January 1, 2000. Partly offsetting these gains were increased losses at SmartMoney (from development costs of SmartMoney.com) and Work.com (from costs to establish a new business portal for the Internet). Prior to April 1, 2000, Dow Jones' costs for this business portal were included in consolidated operating expenses.

For the first half of 2000, equity in losses of associated companies was $9.5 million. Excluding the reversal of restructuring charge, equity losses were $12.7 million compared with losses of $10.6 million in 1999. The wider equity losses mainly reflected the company's share of losses from SmartMoney.com and Work.com (both of which are incurring high development costs). Improved results from international television and the inclusion of Handelsblatt in 2000 partially offset the equity losses.

The second quarter of 2000 included a net gain of $4.8 million, or $.05 per share, from the sale of its minority interest in SportsTicker Enterprises L.P., a leading supplier of real-time sports news and information.

In the first quarter of 2000, the company reported a net gain of $9.5 million, or $.10 per diluted share, from the sale of the company's subsidiary, Dow Jones Financial Publishing Corp., which publishes Investment Advisor, Asset Management, Property and Realty Stock Review. In 1999's first quarter, earnings included a net gain of $10.6 million, or $.12 per diluted share, from the sale of a portion of the company's minority interest in OptiMark Technologies, Inc.


TELEVISION

Television includes income from U.S. television operations reported in the print publishing segment and losses from international television reported in equity results. Total pretax earnings were $6.2 million (excluding the reversal of the restructuring charge) in 2000's second quarter versus losses of $1.4 million a year ago. For the first half, pretax earnings were $6.6 million (excluding the restructuring reversal) compared with losses of $4.6 million in last year's six-month period.

INCOME TAXES

The effective income tax rate (including minority interest) for the second quarter and first half of 2000 was 38.8%, compared with 41.9% in the second quarter and 39.6% in the first half of 1999. Excluding the impact of investment gains from all periods, the effective tax rates for the second quarter were 39.5% in 2000 and 41.8% in 1999; and for the first half were 39.5% in 2000 and 42% in 1999.

At June 30, 2000 the company had available approximately $488 million of capital loss carryforward (a deferred tax asset of $184 million), which was fully reserved through a valuation allowance. The company may utilize the carryforward through 2003.


FINANCIAL POSITION

During the first six months of 2000, the company repurchased 3 million shares of its common stock at an aggregate price of $190.5 million. As of June 30, 2000, 1 million shares under puts were outstanding at strike prices (net of put premiums received) ranging from $51.07 to $60.66 per share, with exercise dates through February 23, 2001. These shares can be settled on a net share basis. In 1998, the company's board of directors authorized the repurchase of up to $800 million of the company's common stock over a three-year period. (Since initial approval in June 1998, the company has repurchased 12.3 million shares.) As of June 30, 2000, approximately $122.3 million remained under board authorization, after reserving for the exercise of outstanding puts.

Cash provided by operations in the first half of 2000 was up $164.8 million, or 185%, from the like 1999 period due to enhanced earnings, faster collections of accounts receivable and timing of income tax payments. Trade accounts receivable provided $43.3 million of cash, reflecting improved collections compared with last year's first half.

In addition to the repurchase of the company's stock in the first half of 2000, the company funded capital expenditures of $96.1 million (including $34.3 million for the print expansion project), paid dividends of $44.5 million, and invested $37.6 million in various affiliated companies. Sales of investments and businesses provided $28.8 million of cash.

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

At June 30, 2000, the company had long-term notes of $150 million, which are due December 1, 2000 and are not redeemable prior to maturity. Upon maturity, the outstanding debt will be repaid through borrowings from either the issuance of commercial paper or the company's revolving credit facility, or through issuance of long-term debt. As such these notes are classified as long term.

In June 2000, the company renewed its revolving credit agreement with a consortium of banks under which it can borrow up to $400 million through June 25, 2001. The terms are essentially the same as the prior agreement.

During the second quarter of 2000, the company decided to postpone its consideration of the issuance of a tracking stock for some or all of its Internet assets.


INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis and other sections of this Quarterly Report include forward-looking statements that reflect the company's current expectations or beliefs concerning future results and events. In addition, the company may from time to time make additional forward-looking statements, either orally or in writing. The company cautions readers that the company's targets and objectives, and the results expected or anticipated by forward-looking statements, including, without limitation, statements relating to the company's future business prospects, revenues, income, working capital, liquidity, capital needs and interest costs and similar items, are subject to certain risks and uncertainties which could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, global economic, business and stock market conditions, and the strong tendency of economic downturns to negatively impact advertising sales, in particular, and sales of the company's products and services; the intense competition faced by the company's products and services in the markets for financial news and information, and related advertising revenues, from newspapers, specialized business and financial magazines, technology publications, Internet-based publications and services (including both free and paid competitive Internet services that feature or include business and financial news and information), financial television programming and other new media that may develop; the extent to which the company is able to increase its circulation and advertising revenues from its international print publications, in the face of competition from local publications and from other international publications; the extent to which the company is able to achieve its revenues and earnings targets for distribution of its newswires, taking into account in particular the rate of addition of new subscribers outside the U.S. and cancellations of Telerate-related terminals; the extent to which the company is able to achieve and maintain a diversified advertising base for its print publications; any delays that could occur in expanding the company's newspaper page and color printing capacity, which could result in insufficient capacity to carry advertisements; the company's ability to expand production and service capacity for electronic publishing products on a timely basis to support growth of operations and user traffic; business conditions (growth or consolidation) in the financial services industry, and the tendency of consolidation to negatively impact the market for the company's products and services and advertising; increased competition in the market for electronic business information and research services and Factiva's ability to develop competitive country-specific interfaces and increase its market share and revenues on a global basis; WSJ.com's ability to increase its subscriber base in light of its paid subscription model; with respect to the company's Internet services that rely partly or entirely on advertising revenues, the amount of user traffic on those services and the pricing of advertising on Internet sites generally; risks associated with the development of television channels in competitive foreign markets, including the ability to produce or obtain desired programming, to sell advertising time at desired rates, to achieve sufficient distribution and to attract audiences; risks associated with the ability to sell advertising time at desired rates in the U.S. television market; rapid technological changes and frequent new product introductions prevalent in electronic publishing, and the extent to which the company is able to leverage its brands and develop new and enhanced services and products for consumer markets to meet shifts in market demand; potential increased regulation of on-line businesses; any damage to or technical failure of the company's computer infrastructure systems or software that causes interruptions of operations; cost of newsprint; the company's ability to attract and retain qualified personnel in the tight labor market that exists; the company's ability to negotiate collective bargaining agreements with its labor unions without work interruptions; adverse verdicts in legal proceedings, including libel actions; adverse developments relating to commitments and contingencies and/or investments held by the company; risks associated with foreign operations, including currency and political risks; and such other risk factors as may have been or may be included from time to time in the company's reports filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits filed:

Exhibit
Number                            Document
-------                           --------

* 10      Amended and Restated Credit Agreement, dated as of June 27, 2000

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

                                                  DOW JONES & COMPANY, INC.
                                                  -------------------------
                                                        (Registrant)


Date:  August 9, 2000                         By: /s/ Raymond Baumkirchner
                                                  -------------------------
                                                     Raymond Baumkrchner
                                                  Vice President of Finance