Form 10-Q
period 2000-09-30
DOW JONES & CO INC
filed 2000-11-03
CIK 29924

                                     PAGE 1
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2000



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

   The number of shares outstanding of each of the issuer's classes of common stock on September 30, 2000: 66,461,741 shares of Common Stock and 21,048,825 shares of Class B Common Stock.


PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                    Dow Jones & Company, Inc.
=========================================================================================
                                               Quarters Ended           Nine Months Ended
(in thousands, except                            September 30                September 30
 per share amounts)                          2000        1999            2000        1999
-----------------------------------------------------------------------------------------
Revenues:
Advertising                              $319,307    $290,831      $1,096,920  $  850,360
Information services                       71,257      65,937         207,335     249,826
Circulation and other                     109,726     113,027         339,944     342,262
-----------------------------------------------------------------------------------------
  Total revenues                          500,290     469,795       1,644,199   1,442,448
-----------------------------------------------------------------------------------------
Expenses:
News, operations and development          137,306     129,328         404,340     412,028
Selling, administrative and general       159,817     153,081         501,872     451,157
Newsprint                                  44,828      34,704         133,593     108,744
Print delivery costs                       47,135      44,433         145,185     132,029
Depreciation and amortization              27,937      24,106          82,528      73,966
Restructuring charge                                                                2,755
-----------------------------------------------------------------------------------------
  Operating expenses                      417,023     385,652       1,267,518   1,180,679
-----------------------------------------------------------------------------------------
  Operating income                         83,267      84,143         376,681     261,769
Other income (deductions):
Investment income                             844       2,480           6,146       7,251
Interest expense                                         (918)           (904)     (3,741)
Equity in losses of associated
 companies                                 (4,653)     (8,171)        (14,168)    (18,797)
Gain on disposition of
 businesses and investments                            57,607          20,192      68,225
Write-down of investment                  (82,295)                    (82,295)
Other, net                                   (544)       (384)           (940)
-----------------------------------------------------------------------------------------
(Loss) income before income taxes and
 minority interests                        (3,381)    134,757         304,712     314,707
Income taxes                               31,601      31,957         151,470     103,113
-----------------------------------------------------------------------------------------
(Loss) income before minority interests   (34,982)    102,800         153,242     211,594
Minority interests                          1,086           1           2,095         (59)
-----------------------------------------------------------------------------------------
Net (loss) income                        $(33,896)   $102,801      $  155,337  $  211,535
=========================================================================================
Net income per share:
  - Basic                                   $(.39)      $1.14           $1.76       $2.33
  - Diluted                                  (.39)       1.13            1.74        2.32

Weighted-average shares outstanding:
  - Basic                                  87,476      90,040          88,099      90,711
  - Diluted                                87,476      90,689          89,063      91,333

Cash dividends declared per share                                        $.75        $.72
-----------------------------------------------------------------------------------------
Comprehensive (loss) income              $(38,642)   $ 42,498      $  171,476  $  171,427
=========================================================================================

See notes to condensed consolidated financial statements.

                                     PAGE 3

                             CONDENSED CONSOLIDATED
                       STATEMENTS OF CASH FLOWS (Unaudited)
                           Dow Jones & Company, Inc.
=============================================================================
                                               Nine Months Ended September 30
(in thousands)                                           2000            1999
-----------------------------------------------------------------------------
Operating Activities:
Net income                                           $155,337        $211,535
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                          82,528          73,966
Gain on disposition of businesses
 and investments                                      (20,192)        (68,225)
Write-down of investment                               82,295
Changes in assets and liabilities                      22,300         (66,780)
Other, net                                             12,071          19,580
-----------------------------------------------------------------------------
    Net cash provided by operating activities         334,339         170,076
-----------------------------------------------------------------------------
Investing Activities:
Additions to plant and property                      (141,385)       (144,159)
Businesses and investments acquired,
 net of cash received                                 (49,209)        (39,518)
Disposition of businesses and investments              28,760          92,698
Other, net                                              3,645           2,084
-----------------------------------------------------------------------------
    Net cash used in investing activities            (158,189)        (88,895)
-----------------------------------------------------------------------------
Financing Activities:
Cash dividends                                        (66,334)        (65,662)
Repurchase of treasury stock, net of
 put premiums                                        (186,651)       (141,529)
Proceeds from sales under stock
 compensation plans                                    33,725          18,524
-----------------------------------------------------------------------------
    Net cash used in financing activities            (219,260)       (188,667)
-----------------------------------------------------------------------------
Decrease in cash and cash equivalents                 (43,110)       (107,486)
Cash and cash equivalents at beginning of year         86,388         142,877
-----------------------------------------------------------------------------
Cash and cash equivalents at September 30            $ 43,278        $ 35,391
=============================================================================

See notes to condensed consolidated financial statements.

                                    PAGE 4

                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                            Dow Jones & Company, Inc.
=============================================================================
                                                 September 30     December 31
                                                         2000            1999
(in thousands)                                     (Unaudited)
-----------------------------------------------------------------------------
Assets:
Cash and cash equivalents                          $   43,278      $   86,388
Accounts receivable-trade, net                        248,987         314,289
Newsprint inventory                                    16,154           9,407
Deferred income taxes                                   9,722           9,885
Other current assets                                   42,714          36,020
-----------------------------------------------------------------------------
  Total current assets                                360,855         455,989
-----------------------------------------------------------------------------
Investments in associated companies,
 at equity                                             77,261          50,959
Other investments                                     119,835         174,727

Plant and property, at cost                         1,579,527       1,443,351
Less, accumulated depreciation                        841,641         766,939
-----------------------------------------------------------------------------
                                                      737,886         676,412

Goodwill, less accumulated amortization                75,096          83,099
Deferred income taxes                                  77,955          73,552
Other assets                                           15,389          15,821
-----------------------------------------------------------------------------
  Total assets                                     $1,464,277      $1,530,559
=============================================================================
Liabilities:
Accounts payable and accrued liabilities           $  306,312      $  309,964
Income taxes                                           19,292          40,315
Unearned revenue                                      214,069         228,251
-----------------------------------------------------------------------------
  Total current liabilities                           539,673         578,530
Long-term debt                                        149,990         149,945
Other noncurrent liabilities                          263,383         248,594
-----------------------------------------------------------------------------
  Total liabilities                                   953,046         977,069
-----------------------------------------------------------------------------
Stockholders' Equity:
Common stock                                          102,181         102,181
Additional paid-in capital                            137,411         137,487
Retained earnings                                     898,520         809,517
Accumulated other comprehensive income (loss)          13,941          (2,198)
-----------------------------------------------------------------------------
                                                    1,152,053       1,046,987
Less, treasury stock, at cost                         640,822         493,497
-----------------------------------------------------------------------------
  Total stockholders' equity                          511,231         553,490
-----------------------------------------------------------------------------
  Total liabilities and stockholders' equity       $1,464,277      $1,530,559
=============================================================================

See notes to condensed consolidated financial statements.

                       NOTES TO FINANCIAL STATEMENTS
                         Dow Jones & Company, Inc.



1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of September 30, 2000 and December 31, 1999, and the consolidated results of operations for the three and nine-month periods ended September 30, 2000 and 1999 and the consolidated cash flows for the nine-month period then ended. In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim periods presented. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.


2. Dow Jones holds $150 million aggregate par value of 5 year, redeemable, convertible, 4% preferred stock of Bridge Information Systems, Inc. and has accrued dividends of $12.6 million. Dow Jones accounts for this investment under the cost method; therefore, changes in the value of the investment are not recognized unless there is an impairment in value of the investment that is deemed to be "other than temporary". It is the company's policy to continually monitor investments for indications of impairment.

Bridge's continued operating shortfalls from plan and need for additional financing, combined with the pricing of its third quarter issuance of convertible notes, clearly demonstrate, in the judgment of Dow Jones management, that there has been a decline in value of the company's preferred stock holdings. In addition, Bridge has notified its lenders that as of September 30, 2000 it was not in compliance with certain financial covenants under its outstanding credit agreement. Bridge has indicated to the company that it intends to seek waivers or other appropriate relief from such lenders.

The lack of updated long-term forward projections (which is due to third quarter management changes and the time required to reassess various aspects of forward strategy) leaves Dow Jones management with insufficient objective evidence to demonstrate that such decline is temporary. The lack of such projections also means that it is not presently practicable to conduct a discounted cash flow valuation analysis. Accordingly, management's view is that the best means to quantify the decline in value is the third quarter convertible debt transaction that Bridge had with its controlling shareholder. Similar securities were offered to new investors, but no sales were consummated. Using this transaction as a benchmark, the company has taken a charge to earnings in the current period of $82.3 million on this investment (there is no tax benefit as the loss is a capital loss), or $.94 per diluted share. Accrual of dividends was discontinued effective with the third quarter of 2000. This results in a revised carrying value for this investment of $80.3 million.

Bridge's principal shareholder is managing the company and recruiting a new CEO. Bridge has launched several initiatives focused on improving operations; increasing revenues and raising additional capital; however there is no assurance that these efforts will be successful. The company will continue to closely monitor the status of Bridge.

The company also holds a direct interest in SAVVIS, which was acquired through the investment in Bridge. The SAVVIS stock carrying value of $16 million at September 30, 2000 includes an unrealized gain of $15.1 million (which is reflected in shareholders equity but will not be recognized in operating results until realized).

Dow Jones has guaranteed payment under certain circumstances of certain annual minimum payments for data acquired by Telerate (now wholly-owned by Bridge Information Systems, Inc.) from Cantor Fitzgerald Securities and Market Data Corporation (MDC), under contracts entered into during the period when Telerate was a subsidiary of the company. The annual minimum payments average approximately $50 million per year through October 2006. Bridge has agreed to indemnify Dow Jones if the company is required to make any payments under the guarantee. The write-down of the investment in Bridge is related to Dow Jones' assessment of the current value of the Series E preferred shares. Bridge is presently meeting its payment obligations to Cantor Fitzgerald and MDC. Bridge is also focused on improving operations; increasing revenues and raising additional capital, which are expected to further strengthen its cash flow position. Thus, Dow Jones management believes that while it is not possible to predict with certainty, it is not probable that Dow Jones will be required to perform under this guarantee.


3. The second quarter of 2000 included a net gain of $4.8 million, or $.05 per share, from the sale of the company's minority interest in SportsTicker Enterprises L.P., a leading supplier of real-time sports news and information.


4. The second quarter of 2000 included a reversal of a 1998 equity investee restructuring charge of $3.2 million ($2.1 million after tax, or $.02 per share) relating to the favorable disposition of a satellite lease in Europe. The benefit was recorded in Equity in Losses of Associated Companies.


5. The first quarter of 2000 included a net gain of $9.5 million, or $.10 per diluted share, from the sale of the company's subsidiary, Dow Jones Financial Publishing Corp., which published Investment Advisor, Asset Management, Property and Realty Stock Review.


6. On July 1, 1999, the company formed a 50-50 joint venture, Dow Jones Reuters Business Interactive LLC (Factiva), with Reuters Group Plc, into which Dow Jones contributed a significant portion of its interactive business unit. The company's share of the joint venture's results is included in Equity in Losses of Associated Companies.


7. The third quarter of 1999 included a net gain of $57.3 million, or $.63 per share, from the sale of the company's interest in United States Satellite Broadcasting, Inc.

8. The second quarter of 1999 included a restructuring charge of $2.8 million ($1.6 million after tax, or $.02 per share) for employee severance associated with the conversion to electronic pagination of The Wall Street Journal.


9. The first quarter of 1999 included a net gain of $10.6 million, or $.12 per diluted share, from the sale of a portion of the company's minority interest in OptiMark Technologies, Inc.


10. On January 1, 2000, the company exchanged a 49% interest in The Wall Street Journal Europe for a 22% interest in Handelsblatt, Germany's leading business newspaper. In addition, Dow Jones contributed its indirect holdings in the Czech business publisher Economia and the German financial news agency VWD. Dow Jones' interest in Economia declined to 12% and in VWD to 17%. Minority interests largely represent von Holtzbrinck group's 49% share of losses in the contributed businesses.


11. In the first nine months of 2000, the company repurchased 3 million shares of its common stock at an aggregate price of $190.5 million. As of September 30, 2000, puts were outstanding covering 1.3 million shares at strike prices (net of put premiums received) ranging from $59.91 to $60.66 per share, with exercise dates through June 28, 2001. The company has the option of net share settlement on these contracts. In September 2000, the company's board of directors authorized the repurchase of up to $500 million of the company's own stock. This is in addition to the $92.8 million (after reserving for the exercise of outstanding puts) that remained as of the end of September 2000 under a prior authorization from the company's board.


12. Certain prior year amounts have been reclassified to conform to current year presentation.


13. Comprehensive income was computed as follows:
=============================================================================
                                       Quarters Ended       Nine Months Ended
                                         September 30            September 30
(in thousands)                        2000       1999         2000       1999
-----------------------------------------------------------------------------
Net (loss) income                 $(33,896)  $102,801     $155,337   $211,535

Adjustments for realized
 gain included in net income                  (57,607)                (38,840)
Foreign currency
 translation adjustments              (168)       832       (2,174)      (245)

Unrealized (loss) gain on
 investments                        (4,578)    (3,528)      18,313     (1,023)
-----------------------------------------------------------------------------
Comprehensive (loss) income       $(38,642)  $ 42,498     $171,476   $171,427
=============================================================================

14. Diluted earnings per share have been computed as follows:
=============================================================================
                                        Quarters Ended      Nine Months Ended
(in thousands, except                     September 30           September 30
 per share amounts)                     2000      1999        2000       1999
-----------------------------------------------------------------------------
Weighted-average shares
 outstanding - basic                 87,476     90,040      88,099     90,711
Stock options                                      509         550        488
Other, principally
 contingent stock rights                           140         414        134
-----------------------------------------------------------------------------
Weighted-average shares
 outstanding - diluted               87,476     90,689      89,063     91,333

Diluted (loss) earnings per share     $(.39)     $1.13       $1.74      $2.32
=============================================================================

Options and contingent stock rights outstanding at September 30, 2000 have been excluded from the diluted loss per share in the third quarter ended September 30, 2000 because to include such securities would be antidilutive. Including the dilution from outstanding options and contingent stock rights would have resulted in weighted-average diluted shares outstanding of 88,354,000 for the third quarter of 2000.


15. Various libel actions and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate outcome to the company and its subsidiaries as a result of legal proceedings is adequately covered by insurance or, if not covered, would not have a material effect on the company's financial statements taken as a whole.


16. The following table compares revenues, income before income taxes and minority interests and EBITDA by business segment for the quarters and nine months ended September 30, 2000 and 1999. EBITDA is computed by the company as operating income excluding depreciation, amortization and restructuring charges. EBITDA is a measure used by the company's management in determining a business unit's performance. EBITDA is not a measure of performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net income as a measure of performance, nor as a substitute for cash flow as a measure of liquidity. EBITDA is a component of a covenant of the company's credit agreement that limits the company's ability to incur certain additional future indebtedness. EDITA is not a measure of funds available for management's use. Management believes that EBITDA is a standard measure of operating performance that is commonly used by investors and analysts to analyze and compare other communications companies. EBITDA may be calculated differently by other companies and investors should not view the company's calculation of EBITDA as an alternative to GAAP measures such as operating income, net income and cash flows provided by or used in operating, investing and financing activities.

                                     PAGE 9

                              SEGMENT INFORMATION
=============================================================================
                                     Quarters Ended         Nine Months Ended
                                       September 30              September 30
(in thousands)                      2000       1999           2000       1999
-----------------------------------------------------------------------------
Revenues:
Print publishing                $327,624   $310,027     $1,139,502 $  927,827
Electronic publishing             82,245     75,071        241,134    271,394
Community newspapers              90,421     84,697        263,563    243,227
                                --------   --------     ---------- ----------
  Consolidated revenues         $500,290   $469,795     $1,644,199 $1,442,448
-----------------------------------------------------------------------------
Income before income taxes
 and minority interests:
Print publishing                $ 54,785   $ 61,304     $  306,083 $  193,623
Electronic publishing             11,055      8,013         33,233     31,681
Community newspapers              24,202     22,855         68,676     60,451
Corporate                         (6,775)    (8,029)       (31,311)   (23,986)
                                --------   --------     ---------- ----------
  Consolidated operating
   income                         83,267     84,143        376,681    261,769

Equity in losses of
 associated companies             (4,653)    (8,171)       (14,168)   (18,797)
Gain on disposition of
 businesses and investments                  57,607         20,192     68,225
Write-down of investment         (82,295)                  (82,295)
Other income, net                    300      1,178          4,302      3,510
                                --------   --------     ---------- ----------
  (Loss) income before income
   taxes and minority interests $ (3,381)  $134,757     $  304,712 $  314,707
-----------------------------------------------------------------------------
EBITDA:
Print publishing *              $ 72,743   $ 75,153     $  358,452 $  238,577
Electronic publishing             16,622     13,851         50,161     50,287
Community newspapers              28,512     27,274         81,598     73,612
Corporate                         (6,673)    (8,029)       (31,002)   (23,986)
                                --------   --------     ---------- ----------
  Consolidated EBITDA *         $111,204   $108,249     $  459,209 $  338,490

EBITDA Margin:
Print publishing *                  22.2%      24.2%          31.5%      25.7%
Electronic publishing               20.2%      18.5%          20.8%      18.5%
Community newspapers                31.5%      32.2%          31.0%      30.3%
  All segments *                    22.2%      23.0%          27.9%      23.5%
=============================================================================

* Excludes a restructuring charge of $2.8 million in the second quarter of 1999.

ITEM 2  Management's Discussion and Analysis of Financial Condition and
Results
        of Operations.

FOR THE THIRD QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

In the third quarter of 2000, the company incurred a net loss of $33.9 million, or $.39 per share, compared with a profit of $102.8 million, or $1.13 per diluted share, a year ago. (All references to "per share" amounts in this discussion are on a per diluted share basis.) The third quarter loss included a charge of $82.3 million, or $.94 per share, from the impairment of the company's non-core investment in Bridge Information Systems, Inc. (See "Write-Down of Investment" on pages 18 and 19 of this Form 10-Q.) Earnings in the third quarter of 1999 included an after-tax gain of $57.3 million, or $.63 per share, from the sale of the company's full interest in United States Satellite Broadcasting, Inc. (USSB), a provider of direct satellite television programming. Excluding these special items in both years, earnings in the third quarter of 2000 increased to $48.4 million, or $.55 per share, from $45.5 million, or $.50 per share, earned in the like 1999 period. The growth in earnings per share largely was due to growth in earnings at the electronic publishing business ($.02 per share), improved equity investee results ($.02 per share) as well as lower average shares outstanding, a reduced tax rate and improvement in community newspaper results ($.04 per share in the aggregate). These increases were partially offset by reduced earnings in print publishing ($.04 per share).

Operating income in the quarter was down slightly to $83.3 million from $84.1 million a year ago. EBITDA margin was 22.2% in the third quarter of 2000 compared with 23.0% a year ago. EBITDA is defined as operating income excluding depreciation, amortization and restructuring charges (see footnote 16 to financial statements in this Form 10-Q).

Third quarter revenues increased 6.5% to $500.3 million from $469.8 million in 1999 with growth in all segments. Third quarter expenses of $417 million grew 8.1% from 1999's like period, in part reflecting higher newsprint costs and promotional spending. Newsprint expense rose 29% in the third quarter with a 22% increase in the average price per ton of newsprint and a 5.6% increase in the usage. There were approximately 8,500 full-time employees at September 30, 2000, up 5.3% from a year earlier.

Net income for the nine months ended September 30, 2000 was $155.3 million, or $1.74 per share, compared with $211.5 million, or $2.32 per share, earned in the comparable 1999 period. In addition to the third quarter special item, the company recorded an after-tax gain of $9.5 million, or $.10 per share, from the sale of its subsidiary, Dow Jones Financial Publishing Corp. in 2000's first quarter and an after-tax gain of $4.8 million, or $.05 per share, from the sale of the company's minority interest in SportsTicker
Enterprises L.P. in 2000's second quarter.   Also included in 2000's second
quarter was a $3.2 million reversal of a 1998 equity investee restructuring charge ($2.1 million after tax, or $.02 per share) relating to the favorable disposition of a satellite lease in Europe. The benefit was recorded in Equity in Losses of Associated Companies. In addition to the third quarter 1999 gain on the sale of USSB, last year's earnings included a net gain of $10.6 million, or $.12 per share, from the sale of a portion of the company's minority interest in OptiMark Technologies, Inc. in the first quarter and a restructuring charge of $2.8 million ($1.6 million after tax, or $.02 per share) in the second quarter for employee severance as part of the company's conversion to electronic pagination of The Wall Street Journal. Excluding the write-down of investment, gains from sale of investments and restructuring items from the first nine months in both years, the company earned $221.3 million, or $2.48 per share, in 2000 compared with $145.2 million, or $1.59 per share, a year ago, an increase of 56% on an earnings per share basis. The rise in earnings largely reflected significant growth at the print publishing segment. Also contributing to the improvement in earnings were stock repurchases which lowered average shares outstanding, improved results at community newspapers and a reduced tax rate.

Operating income in the first nine months improved 44% from a year ago (42% excluding the 1999 restructuring charge), as revenues advanced 14%, reflecting strong advertising gains at The Wall Street Journal and its international editions. Expenses in 2000 grew 7.4% (7.6% excluding the 1999 restructuring charge) from 1999. EBITDA for the nine months was $459.2 million in 2000, up 36% from $338.5 million in last year's like period; the EBITDA margin increased to 27.9% from 23.5%, respectively.

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

If the company's one-half share of Factiva results were consolidated on a proportional basis, third quarter revenues of $529.4 million would have increased 6.7% from last year, expenses of $442.8 million would have risen 7% and operating income of $86.7 million would have been 5.3% better. The EBITDA margin would have been 22.0% in the third quarter compared with 21.6% a year earlier. For the nine-month periods, revenues would have been $1.7 billion, up 17.8% from 1999, expenses of $1.3 billion would have increased 11.6% (11.9% excluding the 1999 restructuring charge) and operating income of $380.5 would have jumped 46% (45% excluding the 1999 restructuring charge).


SEGMENT DATA

The company's business and financial news and information operations are reported in two segments: print publishing and electronic publishing. The results of the company's Ottaway Newspapers subsidiary, which publishes 19 daily newspapers and 15 weekly newspapers in 11 states in the U.S., are reported in the community newspapers segment.

Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations. (Results of the company's international television ventures are included in Equity in Losses of Associated Companies). Print publishing accounted for approximately 69% of first nine-month revenues. Approximately 9% of print publishing revenues are earned by international publications. Revenues, particularly advertising, for the print publications are historically seasonal with the fourth quarter typically being the strongest in terms of total volume followed by the second, the first and the third quarters.

Electronic publishing includes the operations of Dow Jones Newswires, Dow Jones Indexes, WSJ.com, dowjones.com (up to April 1, 2000 when it was contributed to Work.com) and other. Prior year's results included Dow Jones Interactive, a significant portion of which was contributed to Factiva on July 1, 1999.


PRINT PUBLISHING

=============================================================================
                                       Quarters Ended       Nine Months Ended
                                         September 30            September 30
(in thousands)                        2000       1999         2000       1999
-----------------------------------------------------------------------------
U.S. Publications:
  Advertising                     $222,685   $207,309   $  809,373   $611,027
  Circulation and other             70,569     76,736      224,156    234,569

International Publications:
  Advertising                       23,300     15,596       72,232     49,424
  Circulation and other             11,070     10,386       33,741     32,807
-----------------------------------------------------------------------------
Total revenue                      327,624    310,027    1,139,502    927,827
Operating expenses                 272,839    248,723      833,419    734,204
-----------------------------------------------------------------------------
Operating income                  $ 54,785   $ 61,304   $  306,083   $193,623
-----------------------------------------------------------------------------
EBITDA *                          $ 72,743   $ 75,153   $  358,452   $238,577
EBITDA margin                         22.2%      24.2%        31.5%      25.7%
=============================================================================

*  See footnote 16 to financial statements.

Print publishing operating income decreased 10.6% in the third quarter from the comparable 1999 period, reflecting higher newsprint expenses, production and marketing costs. EBITDA was down 3.2% from last year's third quarter.

Third quarter print publishing revenue increased $17.6 million, or 5.7%, from last year, despite a tough comparison with last year's record revenue. Driving the increase was growth in advertising revenue in U.S. print publishing of 7.4% and U.S. television, which more than doubled from 1999's third quarter. The Wall Street Journal advertising linage in the third quarter increased 4.5% from last year (linage in the third quarter of 1999 increased 27.4% from 1998). There was one less publishing day in 2000. On a per issue basis, linage rose 6.1%. International publications revenue grew 32% with linage gains of 6.6% (9.9% on a per issue basis) at The Wall Street Journal Europe and 26.7% (28.7% on a per issue basis) at The Asian Wall Street Journal. The Far Eastern Economic Review also continued to have significant advertising page growth in the third quarter with an increase of 60.4%. In the third quarter, circulation and other revenue fell $5.5 million, or 6.3%.

General linage for The Wall Street Journal, which made up 62% of total linage, rose 10.4% in the third quarter. Technology, the largest advertising category within general, rose 81% and represented 47% of total general advertising, or 29% of total linage. General linage (excluding technology) declined 18%, in part due to lower telecommunications, travel and energy category advertising. Financial advertising linage, which comprised 24% of total Journal linage declined 13% in 2000's third quarter, reflecting reduced investing and trading and weakness in security offerings (tombstone linage). Classified and other advertising, which comprised the remaining 14% of linage, increased 15.8%, reflecting growth in real estate advertising, both commercial and residential.

Circulation revenue for U.S. print publications declined $6 million, or 8.8%, from the third quarter of 1999. Recent circulation growth at The Wall Street Journal has been chiefly in lower rate hotel/airline copies. Minimal circulation revenue is generated from hotel/airline copies but they are of value to advertisers and some are tied to advertising sales in the Journal. The Statement of Total Circulation (STC) provides circulation data which is periodically reviewed by independent accountants, and also information on the quality and character of the publication's paid circulation, including complimentary and third party amenity copies, subscription terms and price. The STC is issued semi-annually covering the six-month periods ending March and September. For the six months ended September 30, 2000 Wall Street Journal average circulation under the STC was 1,883,000 compared with 1,855,000 in the like 1999 period. Barron's average paid third quarter circulation of 293,000 was up from last year's 290,000.

Third quarter circulation revenue for international publications was up 1.6% from the like 1999 quarter, with gains from increased circulation largely offset by a stronger U.S. dollar in Europe in 2000. Average combined circulation for the international editions of The Wall Street Journal at September 30, 2000 was 171,000, up 19.6% from 143,000 a year ago.

Print publishing expenses in the quarter rose $24.1 million, or 9.7%, from a year earlier. The increase mainly was due to higher newsprint prices, production costs (reflecting larger papers) and promotional spending (a portion of which was linked to the Journal's branding campaign). Newsprint expense was up 29%, driven by a 23% increase in price and a 5.1% increase in usage in the third quarter 2000 compared with a year ago. The average newsprint price per ton consumed in the quarter was $586 versus $477 a year ago. At September 30, 2000, the number of full-time employees in the print publishing segment was up 7.9% from a year earlier, primarily due to expanded news coverage worldwide.

Print publishing operating income for the first nine months of 2000 increased 58%, or 56% excluding the 1999 restructuring charge. The increase primarily was due to strength in advertising revenue, particularly during the first six months of 2000. Revenues for the first nine months rose $211.7 million, or 23%, largely on a 25.2% linage gain at The Wall Street Journal.
International print revenues grew 29%, also driven by strong advertising growth. First nine-month year-over-year advertising linage at The Wall Street Journal Europe increased 23.9% and at The Asian Wall Street Journal grew 31.5%.

Wall Street Journal general advertising linage for the first nine months grew 32.5%, resulting from an increase of 136% from the technology component.

Financial linage was up 14.5% chiefly from higher investing and trading. Classified and other linage increased 15.2%, largely from strong real estate advertising, partly through the Weekend Journal section.

Operating expenses (excluding the 1999 restructuring charge) rose $102 million, or 13.9%, in the first nine months of 2000. The growth in expenses was principally volume related (higher production and newsprint costs, sales incentives and delivery costs) in addition to increased promotional spending and higher newsprint prices. Newsprint expense increased 24% for the nine-month period as usage was up 16.3% and the average newsprint price per ton used rose 6.9% from the like 1999 period.


ELECTRONIC PUBLISHING

=============================================================================
                                       Quarters Ended       Nine Months Ended
                                         September 30            September 30
(in thousands)                        2000       1999         2000       1999
-----------------------------------------------------------------------------
Revenues                           $82,245    $75,071     $241,134   $271,394
Expenses                            71,190     67,058      207,901    239,713
-----------------------------------------------------------------------------
Operating income                   $11,055    $ 8,013     $ 33,233   $ 31,681
-----------------------------------------------------------------------------
EBITDA *                           $16,622    $13,851     $ 50,161   $ 50,287
EBITDA margin                         20.2%      18.5%        20.8%      18.5%
=============================================================================

*  See footnote 16 to financial statements.

Operating income in the third quarter of 2000 for electronic publishing jumped $3 million, or 38%, from 1999's third quarter. Revenues improved $7.2 million, or 9.6%, while operating expenses grew $4.1 million, or 6.2%. The expense growth largely was due to the promotion of the company's interactive products, including Internet development costs and expansion of the Newswires business. This increase was partially mitigated by the impact of the sale of the company's subsidiary (IDD Enterprises in December 1999) and the April 1, 2000 contribution of dowjones.com, a division of the company, to a joint venture, Work.com. Excluding IDD Enterprises and work.com from third-quarter 2000, operating income declined 10.1%, revenues were up 16.2% and expenses increased 22%. On the same basis, EBITDA dropped 6.9% as the margin declined to 20.2% from 25.2% in last year's quarter.

For the first nine months, operating income was up $1.6 million, or 4.9%, despite a decline in revenues of $30.3 million, or 11.1%. These comparisons are distorted by the impact of the company contributing the bulk of the Dow Jones Interactive business to the Factiva joint venture, effective July 1, 1999. Factiva's results are recorded in Equity in Losses of Associated Companies.

The information included in the table below and related discussion which follows includes Dow Jones' 50% share of Factiva's results on a pro forma basis as if the venture were formed on January 1, 1999.

=============================================================================
                                       Quarters Ended       Nine Months Ended
                                         September 30            September 30
(in thousands)                        2000       1999         2000       1999
-----------------------------------------------------------------------------
Dow Jones Newswires:
  North America                   $ 48,745   $ 43,245     $142,198   $125,905
  International                     10,174      8,973       29,642     28,294
-----------------------------------------------------------------------------
Total Newswires                     58,919     52,218      171,840    154,199
Factiva                             30,461     27,916       89,583     83,007
WSJ.com                             12,657      7,517       36,310     20,124
Dow Jones Indexes                    3,571      3,289       10,311      9,593
Other                                5,792     10,544       18,946     30,884
-----------------------------------------------------------------------------
Total revenue                      111,400    101,484      326,990    297,807
Operating expenses                  96,921     95,272      289,911    267,927
-----------------------------------------------------------------------------
Operating income                  $ 14,479   $  6,212     $ 37,079   $ 29,880
-----------------------------------------------------------------------------
EBITDA *                          $ 21,688   $ 12,983     $ 58,409   $ 49,419
EBITDA margin                         19.5%      12.8%        17.9%      16.6%
=============================================================================

*  See footnote 16 to financial statements.

Electronic publishing's third quarter 2000 operating income more than doubled to $14.5 million from $6.2 million in 1999's third quarter. EBITDA increased $8.7 million, or 67%. Revenue advanced $9.9 million, or 9.8%.

Dow Jones Newswires revenue in the third quarter of 2000 increased $6.7 million, or 12.8%, from a year ago, with gains of 12.7% and 13.4% in North America and international, respectively. The gain in North America was partly driven by new revenue from on-line trading sites of institutional customers. International growth reflects new distribution channels with Reuters and Bloomberg as well as third-party wholesale agreements in Asia. At September 30, 2000, there were 339,000 newswire terminals compared with 312,000 a year ago.

The Factiva revenue represents the company's 50% share as if Factiva had existed from the beginning of 1999. The difference between the company's pro forma half of Factiva revenue and the company's wholly-owned Dow Jones Interactive revenues for the first half of 1999 is reflected in "other", and in part accounts for the decline in the "other" category. The company's share of Factiva revenue increased $2.5 million, or 9.1%, in 2000's third quarter.

WSJ.com revenue in the quarter jumped $5.1 million, or 68%, from last year's third quarter, reflecting an 85% increase in advertising revenue and a 50% increase in subscription revenue. The mix of advertising versus subscription revenue for the quarter was 57% to 43%, respectively. The number of subscribers at September 30, 2000 reached 500,000, up 52% from the year-ago total of 330,000, and up 8.5% from the 461,000 subscribers at June 30, 2000, in part reflecting new educational subscriptions related to the fall semester. In the third quarter of 2000, the average number of unique visitors who accessed at least one page of WSJ.com subscriber-only content over the course of a 24-hour business day was 90,000, slightly below the second quarter average of 93,000.

Effective April 1, 2000, Dow Jones and Excite At Home Corp., an Internet-access and content provider, formed a new company, Work.com. In late August 2000, it launched its business portal website at www.work.com targeted to small and midsize business Internet users. The results for Work.com, as of the effective date, are included in Equity in Losses of Associated Companies.

Operating income for electronic publishing (including 50% of Factiva's results in 2000) rose $7.2 million, or 24%, in the first nine months of 2000. Improved revenue, lower expenses at Factiva and a favorable comparison as IDD Enterprises costs were included in 1999 (IDD Enterprises was sold in December
1999) more than offset increased promotional and development spending. Revenue for the first nine months grew $29.2 million, or 9.8%, from a year ago.

Dow Jones Newswires nine-month revenue increased $17.6 million, or 11.4%, reflecting particular strength in North America with a 12.9% increase followed by a 4.8% increase in international. Factiva's revenue increased $6.6 million, or 7.9%. WSJ.com's revenue jumped $16.2 million, or 80%, as advertising revenue doubled and subscription revenue grew 59%. Dow Jones Indexes revenue was up 7.5%. Other electronic publishing revenue declined $11.9 million, or 39%, mainly due to the sale of IDD Enterprises.


COMMUNITY NEWSPAPERS

=============================================================================
                                       Quarters Ended       Nine Months Ended
                                         September 30            September 30
(in thousands)                        2000       1999         2000       1999
-----------------------------------------------------------------------------
Advertising                        $64,541    $60,425     $188,907   $173,034
Circulation and other               25,880     24,272       74,656     70,193
-----------------------------------------------------------------------------
Total revenue                       90,421     84,697      263,563    243,227
Operating expenses                  66,219     61,842      194,887    182,776
-----------------------------------------------------------------------------
Operating income                   $24,202    $22,855     $ 68,676   $ 60,451
-----------------------------------------------------------------------------
EBITDA *                           $28,512    $27,274     $ 81,598   $ 73,612
EBITDA margin                         31.5%      32.2%        31.0%      30.3%
=============================================================================

*  See footnote 16 to financial statements.

Operating income at community newspapers in the third quarter of 2000 was up $1.3 million, or 5.9%, from 1999's like quarter; EBITDA increased 4.5%.

Revenue for the third quarter rose $5.7 million, or 6.8%. Advertising revenue increased $4.1 million, or 6.8%, from last year's quarter. Advertising linage for the daily papers increased 2.2% from the year ago quarter, largely from a 5.6% increase in classified advertising. Linage for the daily papers was up 2.9% but for the non-daily papers was down 1.8%. Circulation and other revenues were $1.6 million, or 6.6%, higher than the third quarter of 1999, reflecting higher subscription rates. Average circulation for the 19 dailies was 551,000, down 2% from the third quarter of 1999. Expenses for the third quarter grew $4.4 million, or 7.1%, reflecting higher newsprint expense, promotional spending and print delivery costs. Newsprint expense rose 30% with a 21% increase in price and a 7.2% increase in usage. Employee compensation expense, which is a major cost component of community newspapers, was up 4.1% from 1999's third quarter.

For the nine months ended September 30, 2000, operating income improved $8.2 million, or 13.6%, from last year's comparable period. EBITDA grew $8 million, or 10.8%. The gain in operating income reflected a $20.3 million, or 8.4%, increase in revenues as expenses grew $12.1 million, or 6.6%. The revenue growth chiefly resulted from a $15.9 million, or 9.2%, increase in advertising revenue. Community newspapers overall advertising linage rose 4.6% in the nine-month period, with linage at the daily papers up 5.3% (classified linage was up 8.5%).


OTHER INCOME/DEDUCTIONS

Net investment income in the third quarter was $.8 million in 2000, down from $1.6 million in 1999. The company did not accrue the quarterly dividend on the preferred stock of Bridge Information Systems, Inc. This was partially offset by higher capitalized interest related to the color print expansion project. Year-to-date net investment income in 2000 was $5.2 million versus $3.5 million in 1999. Long-term debt was $150 million at September 30, 2000, the same as a year ago.

The company's share of losses from equity investments was $4.7 million in the third quarter of 2000 compared with losses of $8.2 million a year ago. The improvement in equity losses largely reflected the company's 50% share of Factiva profits (formed on July 1, 1999), higher earnings at the company's newsprint mill affiliate and reduced losses at the international television joint ventures. Partly offsetting these gains were increased losses at SmartMoney (in part from new product development costs)and the inclusion of Work.com losses. Prior to April 1, 2000, Dow Jones' costs for this business portal were included in consolidated operating expenses.

For the first nine months of 2000, equity in losses of associated companies was $14.2 million, an improvement of $4.6 million from losses of $18.8 million a year ago. A reversal of a 1998 equity investee restructuring charge of $3.2 million relating to the favorable disposition of a satellite lease in Europe was included in the second quarter of 2000. Excluding the reversal of a restructuring charge, equity losses were $17.3 million.

Included in the third quarter of 1999 was a net gain of $57.3 million, or $.63 per share, from the sale of the company's interest in United States Satellite Broadcasting, Inc.

The second quarter of 2000 included a net gain of $4.8 million, or $.05 per share, from the sale of the company's minority interest in SportsTicker Enterprises L.P., a leading supplier of real-time sports news and information.

In the first quarter of 2000, the company reported a net gain of $9.5 million, or $.10 per diluted share, from the sale of the company's subsidiary, Dow Jones Financial Publishing Corp., which published

Investment Advisor, Asset Management, Property and Realty Stock Review. In 1999's first quarter, earnings included a net gain of $10.6 million, or $.12 per diluted share, from the sale of a portion of the company's minority interest in OptiMark Technologies, Inc.


WRITE-DOWN OF INVESTMENT

Dow Jones holds $150 million aggregate par value of 5 year, redeemable, convertible, 4% preferred stock of Bridge Information Systems, Inc. and has accrued dividends of $12.6 million. Dow Jones accounts for this investment under the cost method; therefore, changes in the value of the investment are not recognized unless there is an impairment in value of the investment that is deemed to be "other than temporary". It is the company's policy to continually monitor investments for indications of impairment.

Bridge's continued operating shortfalls from plan and need for additional financing, combined with the pricing of its third quarter issuance of convertible notes, clearly demonstrate, in the judgment of Dow Jones management, that there has been a decline in value of the company's preferred stock holdings. In addition, Bridge has notified its lenders that as of September 30, 2000 it was not in compliance with certain financial covenants under its outstanding credit agreement. Bridge has indicated to the company that it intends to seek waivers or other appropriate relief from such lenders.

The lack of updated long-term forward projections (which is due to third quarter management changes and the time required to reassess various aspects of forward strategy) leaves Dow Jones management with insufficient objective evidence to demonstrate that such decline is temporary. The lack of such projections also means that it is not presently practicable to conduct a discounted cash flow valuation analysis. Accordingly, management's view is that the best means to quantify the decline in value is the third quarter convertible debt transaction that Bridge had with its controlling shareholder. Similar securities were offered to new investors, but no sales were consummated. Using this transaction as a benchmark, the company has taken a charge to earnings in the current period of $82.3 million on this investment (there is no tax benefit as the loss is a capital loss), or $.94 per share. Accrual of dividends was discontinued effective with the third quarter of 2000 (which adversely impacted third quarter earnings per share by $.01). This results in a revised carrying value for this investment of $80.3 million.

Bridge's principal shareholder is managing the company and recruiting a new CEO. Bridge has launched several initiatives focused on improving operations; increasing revenues and raising additional capital; however there is no assurance that these efforts will be successful. The company will continue to closely monitor the status of Bridge.

The company also holds a direct interest in SAVVIS, which was acquired through the investment in Bridge. The SAVVIS stock carrying value of $16 million at September 30, 2000 includes an unrealized gain of $15.1 million (which is reflected in shareholders equity but will not be recognized in operating results until realized).

Dow Jones has guaranteed payment under certain circumstances of certain annual minimum payments for data acquired by Telerate (now wholly-owned by Bridge Information Systems, Inc.) from Cantor Fitzgerald Securities and Market Data Corporation (MDC), under contracts entered into during the period when Telerate was a subsidiary of the company. The annual minimum payments average approximately $50 million per year through October 2006. Bridge has agreed to indemnify Dow Jones if the company is required to make any payments under the guarantee. The write-down of the investment in Bridge is related to Dow Jones' assessment of the current value of the Series E preferred shares. Bridge is presently meeting its payment obligations to Cantor Fitzgerald and MDC. Bridge is also focused on improving operations; increasing revenues and raising additional capital, which are expected to further strengthen its cash flow position. Thus, Dow Jones management believes that while it is not possible to predict with certainty, it is not probable that Dow Jones will be required to perform under this guarantee.


TELEVISION

Television includes income from U.S. television operations reported in the print publishing segment and losses from international television reported in equity results. Total pretax earnings were $5.7 million in 2000's third quarter versus losses of $300,000 a year ago. For the first nine months of 2000, pretax earnings were $12.2 million (excluding the reversal of a restructuring charge) compared with losses of $4.9 million in last year's like period.


INCOME TAXES

The non-deductibility of the Bridge write-down and the utilization of capital loss carryforwards on gains from the sale of investments distorted the effective income tax rates. The following table presents the effective income tax rates to show the impact of these items.

=============================================================================
                                       Quarters Ended       Nine Months Ended
                                         September 30            September 30
                                      2000       1999         2000       1999
-----------------------------------------------------------------------------
Effective income tax rate
 (net of minority interests)            -       23.7%        49.4%      32.8%
-----------------------------------------------------------------------------
Effective income tax rate
 (net of minority interests)
 excluding the investment
 write-down and the gains from
 the sale of investments             39.5%      41.1%        39.5%      41.7%
=============================================================================

At September 30, 2000 the company had available approximately $488 million of capital loss carryforward (a deferred tax asset of $184 million), which was fully reserved through a valuation allowance. The company may utilize the carryforward through 2003.

FINANCIAL POSITION

During the first nine months of 2000, the company repurchased 3 million shares of its common stock at an aggregate price of $190.5 million. As of September 30, 2000, puts were outstanding covering 1.3 million shares at strike prices (net of put premiums received) ranging from $59.91 to $60.66 per share, with exercise dates through June 28, 2001. The company has the option of net share settlement on these contracts. In September 2000, the company's board of directors authorized the repurchase of up to $500 million of the company's common stock. This is in addition to the $92.8 million (net of outstanding puts) that remained as of the end of September 2000 under a prior authorization from the company's board. Since initial approval in 1998, the company has repurchased 12.3 million shares.

Cash provided by operations in the first nine months was up $164.3 million, or 97%, from the like 1999 period due to enhanced earnings and faster collections of accounts receivable. Trade accounts receivable provided $66 million of cash in 2000 first nine months.

In addition to the repurchase of the company's stock in 2000, the company funded capital expenditures of $141.4 million (including $48.7 million for the print expansion project), paid dividends of $66.3 million, and invested $49.2 million in various affiliated companies. Sales of investments and businesses provided $28.8 million of cash.

At September 30, 2000, the company had outstanding long-term notes of $150 million, which are due December 1, 2000 and are not redeemable prior to maturity. Upon maturity, the outstanding debt will be repaid through borrowings from either the issuance of commercial paper or the company's revolving credit facility, or through issuance of long-term debt. As such, these notes are classified as long term.


INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis and other sections of this Quarterly Report include forward-looking statements that reflect the company's current expectations or beliefs concerning future results and events. In addition, the company may from time to time make additional forward-looking statements, either orally or in writing. The company cautions readers that the company's targets and objectives, and the results expected or anticipated by forward-looking statements, including, without limitation, statements relating to the company's future business prospects, revenues, income, working capital, liquidity, capital needs and interest costs and similar items, are subject to certain risks and uncertainties which could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, global economic, business and stock market conditions, and the strong tendency of economic downturns to negatively impact advertising sales, in particular, and sales of the company's products and services; the intense competition faced by the company's products and services in the markets for financial news and information, and related advertising revenues, from newspapers, specialized business and financial magazines, technology publications, Internet-based publications and services (including both free and paid competitive Internet services that feature or include business and financial news and information), financial television programming and other new media that may develop; the extent to which the company is able to increase its circulation and advertising revenues from its international print publications, in the face of competition from local publications and from other international publications; the extent to which the company is able to achieve its revenues and earnings targets for distribution of its newswires services, taking into account in particular the rate of addition of new subscribers outside the U.S. and cancellations of Telerate-related terminals; the extent to which the company is able to achieve and maintain a diversified advertising base for its print publications; the extent to which there are declines in the level of technology advertising; increased competition in the global market for electronic business information and research services and Factiva's ability to increase its market share and revenues on a global basis in the face of competition from local providers with more local content and from other international providers; WSJ.com's ability to increase its subscriber base in light of its paid subscription model; the extent to which the company is able to leverage its brands and develop new and enhanced "vertical" internet sites and to generate advertising and other revenues for those sites; rapid technological changes and frequent new product introductions prevalent in electronic publishing; any delays that could occur in expanding the company's newspaper page and color printing capacity, which could result in insufficient capacity to carry advertisements; the company's ability to expand production and service capacity for electronic publishing products on a timely basis to support growth of operations and user traffic; business conditions (growth or consolidation) in the financial services industry, and the tendency of consolidation to negatively impact the market for the company's products and services and advertising; with respect to the company's Internet services that rely partly or entirely on advertising revenues, the amount of user traffic on those services and the pricing of advertising on Internet sites generally; risks associated with the development of television channels in competitive foreign markets, including the ability to produce or obtain desired programming, to sell advertising time at desired rates, to achieve sufficient distribution and to attract audiences; risks associated with the ability to sell advertising time at desired rates in the U.S. television market; the extent to which the company is able to maintain favorable arrangements with respect to the licensing of its content; potential increased regulation of on-line businesses; any damage to or technical failure of the company's computer infrastructure systems or software that causes interruptions of operations; cost of newsprint; the difficult comparisons that the company will face in coming years in light of the high level of advertising sales revenue achieved at The Wall Street Journal in the past two years; the extent to which the company is able to limit expenses through process redesign or other measures; the company's ability to attract and retain qualified personnel in the tight labor market that exists; the company's ability to negotiate collective bargaining agreements with its labor unions without work interruptions; adverse verdicts in legal proceedings, including libel actions; adverse developments relating to commitments and contingencies and/or investments held by the company; risks associated with foreign operations, including currency and political risks; and such other risk factors as may have been or may be included from time to time in the company's reports filed with the Securities and Exchange Commission.

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

                                                  DOW JONES & COMPANY, INC.
                                                  -------------------------
                                                        (Registrant)


Date:  November 3, 2000                       By: /s/ Raymond Baumkirchner
                                                  -------------------------
                                                     Raymond Baumkirchner
                                                  Vice President of Finance