Form 10-K
period 2000-12-31
DOW JONES & CO INC
filed 2001-03-07
CIK 29924

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

           (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of common stock held by non-affiliates of the registrant at January 31, 2001 was approximately $2,876,000,000.

The number of shares outstanding of each of the registrant's classes of common stock on January 31, 2001: 65,841,907 shares of Common Stock and
21,042,223 shares of Class B Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant's definitive Proxy Statement for the 2001 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

PART I.
ITEM 1.  Business.

Dow Jones & Company, Inc. (the company) is a global provider of business and financial news and information. Its operations are divided into three operating segments: print publishing, electronic publishing and general-interest community newspapers. Financial information about operating segments and geographic areas is incorporated by reference to Note 14 to the Financial Statements of this report.

At December 31, 2000, the company employed 8,574 full-time employees. The company's principal executive offices are located at 200 Liberty Street, New York, New York, 10281.

Print publishing
----------------

The print publishing segment contains the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations. Results of the company's international television ventures are included in Equity in Losses of Associated Companies.

The Wall Street Journal, the company's flagship publication, is one of the country's largest daily newspapers with average circulation for 2000 of 1,789,000. The Wall Street Journal is edited in New York City at the company's executive offices. The Journal's three major regional editions are printed at 17 plants located across the United States. The Wall Street Journal offers advertisers the opportunity to focus their messages through 18 localized editions and the option of advertising in full color.

The Journal provides weekend-oriented coverage every Friday via a fourth section "Weekend Journal". Weekend Journal includes expanded personal-finance coverage as well as pages devoted to travel, wines, sports, residential real estate and the arts. The Journal also publishes at various times of the year special reports on topics such as technology, personal finance and executive compensation, e-commerce, health, medicine as well as demographically targeted editions devoted to subjects of retirement and small business.

The Wall Street Journal Sunday, launched in 1999, introduced a four-page package, roughly half news and half advertising, with content focused on personal finance and careers. The Sunday Journal is published once a week in the business sections of partner newspapers with combined circulation of over
5.8 million. In 2000, additional metropolitan and community newspapers were added bringing the total newspapers to 38. Participating newspapers include:

The Advocate (Stamford, CT)          Portsmouth Herald
The Arizona Republic                 The Post & Courier (Charleston, SC)
Austin American-Statesman            The Providence Journal
The Buffalo News                     Record-Eagle (Traverse City, MI)
Contra Costa Times                   The Sacramento Bee
Daily Herald (suburban Chicago)      Santa Barbara News Press
The Daily Item (Sunbury, PA)         Santa Cruz County Sentinel
The Denver Post                      Star-Telegram (Ft. Worth/Arlington, TX)
Everett (Washington) Herald          Star Tribune (Minneapolis, St. Paul, MN)
Greenwich Time                       St. Petersburg Times
The Hartford Courant                 St. Louis Post-Dispatch
The Las Vegas Review-Journal         Southwest Times Record (Fort
The Los Angeles Daily News             Smith, AR)
Milwaukee Journal Sentinel           Sun-Sentinel (South Florida)
Morning News of                      The Sunday Record (Northern New
  Northwest Arkansas (Springdale)      Jersey)
The News and Observer (Raleigh)      Sunday Record (Middletown, NY)
The News-Times (Danbury, CT)         The Times-Picayune (New Orleans, LA)
The News Tribune (Tacoma, WA)        The Tulsa World
The Orange County Register           Wilkes-Barre Times Leader
The Orlando Sentinel
                                     -2-

The company receives a content fee and shares in the advertising revenues. Total Sunday Journal circulation exceeded 8.6 million beginning in January 2001. The Technology Journal, initiated in February 1998, is published each Thursday in the Marketplace section of The Wall Street Journal. The coverage focuses on companies with new technology affecting people's lives, or some trend or movement in technology.

In late 2000, The Wall Street Journal regional sections ceased publication, largely due to competing demands on company's resources.

The production of the paper employs satellite transmission of page images to the outlying plants and other technologies designed to speed the delivery of editorial material to the presses and to reduce the steps taken in the printing process.

In 1998, the company launched a $232 million three-year program to expand color and page capacity for The Wall Street Journal. This project will expand the Journal's page capacity from 80 pages to 96 pages and color page capacity from eight pages to 24 pages and offers advertisers added flexibility with regard to the positioning of color advertising throughout the paper. The company expects to utilize this additional capacity in the beginning of 2002.

In 2000, the company completed the key phase of The Wall Street Journal pagination project, ending more than three decades of remote composition. The project was launched in early 1999 to streamline the production process and compose electronically all news and advertising pages of the Journal using a fully integrated system with new ad-layout and editorial components. The project goals included getting fresher content into the Journal while ensuring timely home delivery; simplifying the company's technology structure by installing best-of-class industry-proven solutions; and giving front-end control of the pages to the News and Advertising departments. Barron's magazine will go live with the new system in first quarter of 2001.

The Wall Street Journal is delivered principally in two ways: through the company's National Delivery Service, Inc. subsidiary and by second-class postal service. In 2000, the National Delivery Service on average delivered about 1.2 million, or 80%, of the Journal's subscription copies each publishing day. This system provides delivery earlier and more reliably than the U.S. Postal Service. Approximately 178,000 copies of the Journal are sold each business day at newsstands.

The Wall Street Journal Europe is headquartered in Brussels, Belgium and printed in Belgium, Germany, Switzerland, Italy and the United Kingdom. It is available on the day of publication in continental Europe, the United Kingdom, the Middle East and North Africa. The newspaper had an average circulation in 2000 of 92,000. Effective January 1, 2000, the company and the von Holtzbrinck Group, a leading German media company (publisher of Handelsblatt, a German business newspaper, and with interests in TV production, radio broadcasting and multimedia) exchanged equity-shareholdings in their respective subsidiaries so as to give the von Holtzbrinck Group 49% ownership of The Wall Street Journal Europe and the company 22% ownership of the von Holtzbrinck Group's business daily, Handelsblatt. The agreement included a commitment to double circulation of the Journal Europe within five years and to expand the page capacity from an average of 28 to 40 pages per day, including an increase in color pages from 8 to 12.

Convergence, which is a quarterly magazine that reports on multimedia industries in Europe, is delivered as an insert in The Wall Street Journal Europe.

The Asian Wall Street Journal is headquartered and printed in Hong Kong and is transmitted by satellite to additional printing sites in Singapore, Japan, Thailand, Malaysia, Taiwan, Philippines, Korea and Indonesia. The Asian Wall Street Journal had average circulation of 78,000 in 2000.

The company has substantial breadth and depth of journalistic resources with its print and electronic businesses which are drawn on by all print editions. The Asian Journal provides the foundation for the company's Asian Wall Street Journal Weekly Edition, which is published in New York for North American readers with interests in Asia.

The company began expanding readership of The Wall Street Journal news content by introducing The Wall Street Journal Americas in 1994 to Central and South America. Since then the company has broadened its delivery of Journal news content to other parts of the world. These Special Editions are part of 37 newspapers in 32 countries. They are published in 11 different languages and serve a combined circulation of nearly six million.

Barron's, the Dow Jones Business and Financial Weekly, is a magazine that specializes in reporting and commentary on financial markets. The weekend magazine, which had an average circulation of 305,000 in 2000, uses twelve of the seventeen printing plants employed in the production of the domestic Wall Street Journal. Barron's is edited in New York City and is delivered by second-class postal service and through National Delivery Service. Barron's sells 118,000 copies at newsstands weekly.

The Far Eastern Economic Review, published weekly in Hong Kong, is Asia's leading English-language business magazine. Circulation is about 99,000, concentrated in Hong Kong, Malaysia, Singapore and other parts of Southeast Asia. More than 17,000 copies are sold in North America and Europe.

The Wall Street Journal Classroom Edition, which is published nine times during the school year and is read by an estimated 600,000 students every month during the academic year in more than 4,000 middle-school and high-school classrooms throughout the United States. Individuals, organizations and corporations sponsor nearly one-third of all subscriptions.

SmartMoney, The Wall Street Journal Magazine of Personal Business, featuring personal investing, spending and saving money, is published jointly with Hearst Corp. In 1999, SmartMoney launched a free portal site, SmartMoney.com, which provides a resource for private investors on personal finance and daily updates on current investment opportunities.

Vedomosti, or The Record, was introduced in 1999 in Russia. Vedomosti, considered the only independent business newspaper in Russia, is published daily, Monday through Friday. Readership of the publication reached over 59,000 in 2000. Initial circulation is centered in the business community in Moscow and St. Petersburg, with a regional expansion program currently being reviewed. The new publication uses original content created by 72 local reporters and editors and content from The Financial Times and The Wall Street Journal translated into the Russian language. On April 3, 2000, the St. Petersburg edition of Vedomosti was launched. The newspaper is owned one-third each by Dow Jones, Pearson and Independent Media.

Also included in this segment is the domestic portion of the company's television group. As a result of the global business television alliance with NBC, the company's domestic operations provide business news programming to CNBC as part of a multiyear license agreement. The company's overseas television ventures, which were merged with CNBC's overseas operations into equally-owned operations in Europe and Asia Pacific, are included as part of the Equity in Losses of Associated Companies.

In early 1998, NBC and Dow Jones re-launched their business information channels in Europe and Asia Pacific as CNBC, a service of NBC and Dow Jones. The overseas services reach in total over 52 million households on a full-time basis and nearly 55 million households on a part-time basis.

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


Electronic publishing
---------------------

Electronic publishing includes the operations of Dow Jones Newswires, Dow Jones Indexes, WSJ.com and other.

Dow Jones Newswires is a global publisher of real-time business and financial news. Its various wires are displayed on approximately 346,000 English-language terminals worldwide, providing users with real-time information on equities, fixed income, foreign exchange, commodities and energy. Dow Jones Newswires has a dedicated staff of over 800 business and financial journalists in addition to drawing on the resources of the global Journal and Associated Press. Since 1999, the company began to distribute Newswires material on a real-time basis to customers of on-line brokers. In addition to providing news to financial firm web sites, Dow Jones Newswires offers a set of online products in the professional-to-professional (P2P) market and providing news to niche commodities trading markets, such as energy, paper, metals and agricultural products.

Dow Jones News Service, a 24-hour service that transmits an average of about 4,000 news items a day, is North America's pre-eminent supplier of business and financial news to subscribers at brokerage firms, banks, investment companies and other businesses. Capital Markets Report is the company's newswire that covers Treasury, fixed income and financial futures markets around the world.

The Dow Jones Economic Report and the Dow Jones Financial Report, which are produced outside the United States in conjunction with the Associated Press
(AP) since 1967, provides international economic, business and financial news to subscribers in 51 countries. In addition to these two broad international newswires, the company and the AP offer specialized wires dedicated to the coverage of European and Asian equities, banking and the markets in foreign exchange. Other newswires provided in alliance with the AP include the World Equities Report, which serves U.S. institutions investing in international markets.

In 2000, the company introduced the Dow Jones Chinese Language Newswire, marking the first time that Dow Jones provided comprehensive news and research on the U.S. stock market in Chinese. In addition to the Chinese Newswires, the company also launched local language product offerings in Japanese, Spanish, French, Bahasa and German.

Washington-based Federal Filings publishes newswires, newsletters and investment research based on its coverage of federal regulatory agencies, Capitol Hill and bankruptcy courts nationwide. Federal Filings' products include Federal Filings Business News, a real-time newswire covering the Security Exchange Commission filings; Daily Bankruptcy Review, a compendium of large bankruptcy filings throughout the U.S.; and several other newsletters targeted at niche investing communities.

WSJ.com was introduced in 1996 on the Internet and offers continuously updated coverage of business news both in the U.S. and around the world, supported by the global resources of The Wall Street Journal and Dow Jones Newswires. Subscribers have access to more than 22,000 in-depth background reports on companies, an archive of news articles, and personal news and stock portfolios. Subscribers can also search the Dow Jones Publications Library, featuring current and past articles from 6,000 newspapers, magazines and business-news sources. At December 31, 2000, WSJ.com had over 535,000 subscribers and was the largest paid subscription site on the Internet.

The company and At Home Corp., an Internet-access and content provider, formed a new company, Work.com into which the company contributed dowjones.com, a free portal site launched in 1999. In August 2000 Work.com launched its business portal website at www.work.com targeted to small and midsize business Internet users.

Consumer sites include CareerJournal.com; homes.wsj.com; travel.wsj.com; startup.wsj.com; college.wsj.com; wine.wsj.com; and OpinionJournal.com.

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

The Dow Jones STOXX family of indices accounted for $377 billion of assets at year-end 2000, constituting the majority of total assets under management based on Dow Jones Indexes. STOXX tracks the performance of certain European equities, including broad-based measures as well as gauging the market performance of countries that have joined the European Economic and Monetary Union.

Dow Jones Reuters Business Interactive LLC (Factiva) is a joint venture launched in mid-1999 with Reuters Group Plc. Each partner had a significant but different market share in the global market for providing business information electronically to corporations and professionals. The Dow Jones Interactive product had a larger customer base in North America, while Reuters' former product, Reuters Business Briefing, had a larger customer presence in Europe and Asia. In July 2000 Factiva launched Factiva Publisher, which contains the combined content set of both Dow Jones Interactive and Reuters Business Briefing. In addition, Factiva Consulting has been launched to help clients customize their corporate Intranets.

Factiva, currently, is a leading global provider of third party business information, as well as a suite of information integration solutions that help clients combine internal and external news to build corporate knowledge centers. In addition to exclusive access to Dow Jones and Reuters newsflows, the joint venture's content, appearing on more than 1.5 million desktops in 34 countries, includes millions of articles from more than 7,000 business, trade and local publications, including information sources in 22 languages with user interfaces in 11 of these languages.

Community Newspapers
--------------------

Community newspapers published by Ottaway Newspapers, Inc., a wholly-owned subsidiary, include 19 general-interest dailies in 11 states: California, Connecticut, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, New Hampshire, New York, Oregon and Pennsylvania. Average circulation of the dailies during 2000 exceeded 546,0000; Sunday circulation for 14 newspapers was 521,000. Community newspapers also publish 30 weekly and shoppers publications. The daily newspapers and some of the weeklies have their own Internet web sites, with combined revenues of $3.1 million in 2000. The principal administrative office of Ottaway Newspapers is in Campbell Hall, New York. The primary delivery method for the newspapers is private delivery.


Other
-----

Dow Jones' investments include a minority interest in Nation Multimedia Group Public Co., Ltd., a Bangkok, Thailand, publisher of English and Thai-language magazines and newspapers; VWD-Vereinigte Wirtschaftsdienste GmbH, a German news agency specializing in business and economic news and information; HB-Dow Jones S.A., a part-owner of Economia, a publishing company in the Czech Republic; Sohu.com Inc., a leading Internet portal in China; iBEAM Broadcasting Corp., an Internet broadcasting network that delivers streaming media; BreakingViews.Com Ltd., a source of analytical reports on breaking financial news via the Internet; and F.F. Soucy Inc. & Partners, L.P., a newsprint mill in Canada.


Raw Materials
-------------

The primary raw material used by the company is newsprint. In 2000 approximately 329,000 metric tons were consumed. Newsprint was purchased principally from 12 suppliers. The company is a limited partner in F.F. Soucy, Inc. & Partners, L.P., Riviere du Loup, Quebec, Canada. F.F. Soucy furnished 12% of total newsprint requirements in 2000. The company has signed long-term contracts with certain newsprint suppliers, including F.F. Soucy, for a substantial portion of its annual newsprint requirements. For many years the available sources of newsprint have been adequate to supply the company's needs.


Research and Development
------------------------

Research and development expenses were $30,584,000 in 2000, $30,544,000 in 1999, and $60,988,000 in 1998. Excluding Telerate operations, R&D expenses totaled $32,029,000 in 1998.

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

Factiva competes with various business information services, including Dialog Corp. (recently acquired by The Thomson Corporation) and Lexis-Nexis, a division of Reed Elsevier Plc which may have an equal or greater market share. It also competes with various online services offered via the Internet. Information services that were formerly available to only a few research professionals in business are now readily available to many due to the expansion of the Internet. Competition to meet the growing demand for fast access to business and personal finance information is intense and technologies to disseminate this information are rapidly changing.

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

Other facilities owned in fee with a total of approximately 870,000 square feet house news, sales, administrative, technology and operational staff. These facilities are located in South Brunswick, New Jersey, and Chicopee Falls, Massachusetts. The company has let 253,000 square feet of office space in South Brunswick.

Dow Jones occupies two major leased facilities in New York City, including 320,000 square feet at the World Financial Center, which primarily houses editorial and executive staff, and 98,000 square feet at a separate location for advertising sales staff.

The company also leases other business and editorial offices in numerous locations around the world, including 92,000 square feet in Harborside, N.J., 75,000 square feet in four locations in London and 73,000 square feet in three locations in Hong Kong.

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



ITEM 3.  Legal Proceedings

On February 20, 2001, Market Data Corp. (MDC) commenced a lawsuit against Dow Jones in the Supreme Court of the State of New York, seeking to compel the company to pay $11.7 million, plus interest, attorneys fees and costs, that MDC claims is owed under the guarantee issued to MDC and Cantor Fitzgerald Securities Corp., together with unspecified consequential damages that MDC claims result from Dow Jones' failure to pay on the guarantee. The guarantee relates to certain annual minimum payments owed by Telerate for data acquired by Telerate from Cantor Fitzgerald and MDC under contracts entered into when Telerate was a subsidiary of Dow Jones, and is described above in Management's Discussion and Analysis. The complaint alleges that the payment was due on February 15, 2001 and that Telerate has not made the payment because Bridge Information Systems, Inc., which owns Telerate, has filed a petition in the United States Bankruptcy Court for the Eastern District of Missouri seeking protection from its creditors. The period within which Dow Jones must answer, move against or otherwise respond to the Complaint has not yet expired.



ITEM 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Executive Officers of the Registrant
------------------------------------

Each executive officer is elected annually to serve at the pleasure of the Board of Directors.

Mr. Bailey, Mr. Zannino and Mr. Vieth have been employed by the company for fewer than five years.

Peter R. Kann, age 58, Chairman of the Board since July 1991, Chief Executive Officer since January 1991 and Publisher of The Wall Street Journal since January 1989, served as President from July 1989 to July 1991 and Chief Operating Officer from July 1989 to December 1990, Executive Vice President from 1985 to 1989 and Associate Publisher of The Wall Street Journal from 1979 to 1988.

Richard F. Zannino, age 42, joined the company in February 2001 as Executive Vice President and Chief Financial Officer. Before joining Dow Jones, Mr. Zannino was Senior Vice President, Finance & Administration and Chief Financial Officer of Liz Claiborne, Inc. since 1998. Previously, Mr. Zannino had worked briefly as Chief Financial Officer of General Signal Corporation, and before that for five years at Saks Fifth Avenue, ultimately as Executive Vice President and Chief Financial Officer.

Jerome H. Bailey, age 48, retiring effective April 30, 2001, joined the company in April 1998 as Senior Vice President and Chief Financial Officer and in October 1998 was promoted to Executive Vice President and Chief Financial Officer. Prior to joining Dow Jones, Mr. Bailey was Chief Financial Officer for Salomon, Inc. and Salomon Brothers from 1993 until Salomon was acquired by Travelers Group, Inc. in 1997.

Peter G. Skinner, age 56, Executive Vice President since October 1998 and General Counsel and Secretary since 1985, Senior Vice President from November 1989 to October 1998, President, Television from January 1995 to December 1997, served as Vice President from 1985 to November 1989.

James H. Ottaway Jr., age 63, Senior Vice President since 1986, President of Magazines since February 1988, Chairman of Ottaway Newspapers, Inc. since 1979, served as President of the International Group from February 1988 to January 1995, as Vice President/Community Newspapers from 1980 to 1985 and as President of Ottaway Newspapers, Inc. from 1970 to 1985 and its Chief Executive from 1976 to January 1989, resuming that position in June 1998.

L. Gordon Crovitz, age 42, Senior Vice President/Electronic Publishing since October 1998, Vice President/Planning and Development from November 1997 to October 1998. Managing Director for Telerate's Asia/Pacific operation from September 1996 to November 1997. Editor and Publisher of Review Publishing Company from July 1993 to September 1996.

Christopher W. Vieth, age 36, Corporate Controller, joined the company in July 2000. Prior to joining Dow Jones, Mr. Vieth had been Vice President and Corporate Controller of Barnes and Noble, Inc. since May 1999. He joined Barnes and Noble in December 1995 as Director of Finance and was named Director of Finance and Operations in 1998. From 1987 through 1995, Mr. Vieth worked at Amerada Hess Corporation and held several positions of increased responsibility within the company.

PART II.
ITEM 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

The company's common stock is listed on the New York Stock Exchange. The class B common stock is not traded. The approximate number of stockholders of record as of January 31, 2001 was 10,992 for common stock and 4,053 for class B common stock. The company paid $1.00 per share in dividends in 2000 and $.96 in 1999.

=============================================================================
              Market Price 2000                  Market Price 1999
             -----------------   Dividends      -----------------   Dividends
Quarters         High      Low   Paid 2000         High       Low   Paid 1999
-----------------------------------------------------------------------------
First        $72 7/8   $57 3/8        $.25      $49 1/2  $43 5/8         $.24
Second        77 5/16   62 3/8         .25       56 3/8   46 5/16         .24
Third         75        59 3/8         .25       55       49 5/16         .24
Fourth        61 13/16  51 3/8         .25       71 3/8   53 1/16         .24
=============================================================================

ITEM 6.  Selected Financial Data.

See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that affect the comparability of the information reflected in this table.

The following table shows selected financial data for the most recent five years:

=============================================================================
(in thousands except
 per share amounts)      2000        1999        1998        1997        1996
-----------------------------------------------------------------------------
Revenues           $2,202,618  $2,001,835  $2,158,106  $2,572,518  $2,481,592

Net (loss) income    (118,962)    272,429       8,362    (802,132)    189,969
-----------------------------------------------------------------------------
Per share amounts:
 Net (loss) income
  Basic                $(1.35)      $3.01        $.09      $(8.36)      $1.96
  Diluted               (1.35)       2.99         .09       (8.36)       1.95
 Dividends               1.00         .96         .96         .96         .96
-----------------------------------------------------------------------------
Total assets       $1,362,056  $1,512,713  $1,484,022  $1,919,734  $2,759,631
Long-term debt,
  including
  current portion     150,865     149,945     149,889     234,124     337,618
=============================================================================

Net (loss) income included unusual pretax items as follows:

=============================================================================
(in thousands)           2000        1999        1998         1997       1996
-----------------------------------------------------------------------------
Restructuring
  charges                         $(2,755)  $( 76,115) $(1,001,263)
Gain (loss) on
  disposition of
  businesses and
  investments       $  24,053      51,945    (126,085)      52,595    $14,315
Reserve for
  contract
  guarantee          (255,308)
Write-down of
  investments        (178,499)
=============================================================================

                                     -11-

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In 2000, the company recorded a consolidated net loss of $119 million, or $1.35 per diluted share, compared with profits of $272.4 million, or $2.99 per diluted share, a year ago and $8.4 million, or $.09 per share, in 1998. (All references to "per share" amounts in this discussion are on a per diluted share basis.) Excluding the special items discussed below, net income in 2000 was $3.32 per share, up 36% over $2.44 per share in 1999 which was up 27% over $1.92 per share in 1998.

The loss in 2000 included write-downs totaling $178.5 million, or $2.04 per share, on the company's investments in Bridge Information Systems, Inc. (Bridge) and OptiMark Technologies, Inc. and a reserve of $255 million, or $2.93 per share, on a contract guarantee relating to Telerate. These losses were partially offset by net gains on sales of businesses and investments totaling $18.1 million, or $.19 per share. Also in 2000, a 1998 restructuring charge ($2.1 million after tax, or $.02 per share) relating to an equity investee was reversed, resulting from the favorable disposition of a satellite lease in Europe.

Earnings in 1999 included net gains on sales of businesses and investments of $51.6 million, or $.57 per share, and a net restructuring charge of $1.6 million, or $.02 per share, for employee severance associated with the conversion to electronic pagination of The Wall Street Journal.

Earnings in 1998 reflected a loss of $150.3 million ($123 million after tax, or $1.27 per share) on the sale of the company's Telerate subsidiary and net losses from Telerate's operations of $23.3 million ($.24 per share). Results also included $19.3 million ($.21 per share) from net gains on the sales of businesses and investments and restructuring charges of $82.6 million ($49.6 million after tax, or $.53 per share), largely from employee severance, write-down of assets, real estate lease terminations and charges related to redundant international television satellite leases.

In 1998, the company completed the sale of Telerate to Bridge. The purchase price consisted of $150 million aggregate par value of 5 year, redeemable, convertible, 4% preferred stock of Bridge, which was included in other investments, and cash of $360 million. Under the terms of the sale, Dow Jones retained its guarantee of payments under certain circumstances of certain annual minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities and Market Data Corporation (MDC) under contracts entered into during the period when Telerate was a subsidiary of Dow Jones (contract guarantee). The annual minimum payments average approximately $50 million per year through October 2006. Bridge has agreed to indemnify Dow Jones for any liability Dow Jones incurs under the contract guarantee with respect to periods subsequent to Bridge's purchase of Telerate.

In 1999, Dow Jones acquired approximately 1.78 million shares of SAVVIS Communications Corp. at 50 cents per share for an aggregate cost of $0.9 million and issued subordinated debt to Bridge which had a carrying value (including interest) of $2.9 million. Bridge is SAVVIS' largest customer and shareholder and a significant vendor for technical support services.

Dow Jones accounted for these investments under the cost method; therefore, changes in the value of the investment are not recognized unless there is impairment in value of the investment that is deemed to be "other than temporary". It is the company's policy to continually monitor investments for indications of impairment.

Throughout 2000, Bridge experienced continued operating shortfalls from plan and experienced a need for substantial relief from its bank lenders and additional financing. In the judgment of Dow Jones management, these developments, when combined with the pricing of its third quarter issuance of convertible notes, clearly demonstrated that there was a decline in value of the company's preferred stock holdings. In addition, Bridge notified its lenders that as of September 30, 2000 it was not in compliance with certain financial covenants under its outstanding credit agreement. Bridge's principal shareholder had taken over management of the company and launched several initiatives focused on improving operations, increasing revenues and raising additional capital. However, there was no assurance that these efforts would be successful. These factors, combined with the lack of updated long-term forward projections, left Dow Jones management with insufficient objective evidence to determine that the decline in value of the company's preferred stock holdings was temporary. Using the third quarter convertible notes financing transaction as a benchmark, Dow Jones recorded a charge to earnings in the third quarter of $82.3 million on this investment (there was no tax benefit as this was a capital loss). Also the company discontinued accruing dividends on its preferred stock holdings effective with the third quarter of 2000. The revised carrying value for this investment at September 30, 2000 was $80.3 million.

Bridge's financial position continued to deteriorate during the fourth quarter, and it continued to experience severe operational difficulties. In December, Bridge informed Dow Jones that Telerate might be late in paying the February 15, 2001 quarterly installment under the data supply contracts described above. Subsequently MDC notified Dow Jones that if Telerate failed to pay the installment (amounting to approximately $12 million), MDC would seek to recover such amount from Dow Jones under the contract guarantee.

During the fourth quarter and continuing into January and early February 2001, Bridge's primary investor, Welsh Carson Anderson & Stowe, engaged in negotiations with Bridge and its lenders in an effort to reach an agreement to restructure Bridge's debt, arrange additional financing and significantly reorganize its operations. However, those negotiations did not reach a successful conclusion and on February 15, 2001 Bridge filed a petition under Chapter 11 of the Bankruptcy Code with a view to seeking a sale of its assets in order to repay its creditors in whole or in part. (Bridge's Chapter 11 filing had been preceded by an involuntary bankruptcy petition filed on February 1, 2001 by one of its creditors, but Bridge's Chapter 11 filing rendered the earlier filing moot.)

Dow Jones understands that Telerate did not make the approximately $12 million quarterly payment described above on February 15, 2001. MDC has commenced a lawsuit against Dow Jones seeking such payment and certain consequential damages that MDC claims have resulted and will result if Dow Jones does not make such payment. Dow Jones has not made such payment and the litigation is proceeding.

In light of the foregoing events, Dow Jones has concluded that its Bridge-related investments have been further impaired, and are now worthless. As a result, in the fourth quarter, the company wrote off $84.1 million representing the entire remaining carrying value of the Bridge preferred stock, the Bridge subordinated debt and the SAVVIS stock.

With respect to the remaining minimum annual payments due from Telerate to MDC described above, Dow Jones believes that MDC and Cantor Fitzgerald have the obligation to cover, mitigate or otherwise reduce and/or avoid any losses or damages under these circumstances, including by securing the best possible commercial terms for the supply of the subject data to a third party or parties. Dow Jones believes that any and all amounts which are received by MDC and/or Cantor Fitzgerald in respect of such data (which Dow Jones believes is marketable and has considerable value) would reduce any liability that Dow Jones might have under the contract guarantee. There is a high degree of uncertainty, however, as to what value the data will have in the marketplace; whether an agreement will be reached by MDC and/or Cantor Fitzgerald to supply the data to a third party or parties; the financial position of such party or parties; and the timing of any such agreement. Therefore, it is not possible for Dow Jones to determine with any certainty that any such offsets would in fact be realized, or at what time or in what amounts. Consequently, the company has established a reserve in the amount of $255 million representing the present value of the total estimated annual minimum payments over the remainder of the contract term (through October 2006) using a discount rate of approximately 6%. The amount of such reserve is reflected as a charge in the fourth quarter of 2000. The company will accrue the discount on the contract guarantee using the interest method. In 2001, the impact could amount to approximately $14 million, which would be recorded as a non-operating charge. To the extent any offsets against the liability described above become certain or are realized in the future, or if the liability is otherwise reduced or eliminated, Dow Jones will reduce or eliminate the reserve as appropriate and recognize a special gain in the relevant period.

In addition, the company holds a minority interest in OptiMark Technologies, Inc. consisting of preferred and common shares with an aggregate cost of $12.1 million. OptiMark has significantly restructured its operations and its most recent public filing indicates that there is some question of OptiMark's ability to continue as a going concern, principally because of negative cash flow. Management believes that the carrying value of the company's investment in OptiMark is impaired and that the impairment is other than temporary. As a result the company recorded a charge in the fourth quarter of 2000 to write off the full carrying value of its $12.1 million investment.

The following table reconciles the company's reported results to income excluding special items. The term "special items," as used within the remainder of management's discussion and analysis, refers to those items within the table.


                                         Special Items
                                         -------------
(in millions, except
 per share amounts)         2000 Income                 1999 Income             1998 Income
                    Operating     Net     EPS   Operating    Net   EPS  Operating     Net    EPS
                    ---------     ---     ---   ---------    ---   ---  ---------     ---    ---
REPORTED (LOSS)
 INCOME                $498.2 $(119.0) $(1.35)     $389.5 $272.4 $2.99     $218.6 $   8.4 $  .09
ADJUSTED TO REMOVE:
Telerate loss                                                               (33.2) (146.3) (1.51)
Restructuring
 charges included in
 operating income:
  Employee severance                                 (2.8)  (1.6) (.02)     (38.8)  (22.9)  (.24)
  Real estate
   lease terminations                                                       (20.0)  (12.2)  (.13)
  Technology related                                                        (17.3)  (10.3)  (.11)
Included in non-
 operating income:
International TV
 restructuring                    2.1     .02                                        (4.2)  (.05)
Reserve for contract
 guarantee                     (255.3)  (2.93)
Write-downs of
 investments:
  Bridge Information
   Systems                     (166.4)  (1.90)
  OptiMark
   Technologies                 (12.1)   (.14)
Investment gains (loss):
  DJ Financial
   Publishing                     9.5     .10
  SportsTicker
   Enterprises                    4.8     .05
  Swap of NextVenue
   shares for iBEAM
   shares                         3.8     .04
  USSB Inc.                                                 57.3   .63
  OptiMark Technologies                                     10.6   .12                8.2    .09
  IDD Enterprises                                          (16.3) (.18)
  EDGAR Direct                                                                        1.0    .01
  WBIS+                                                                               7.4    .08
  Mediatex                                                                            2.7    .03
INCOME EXCLUDING
 SPECIAL ITEMS         $498.2 $ 294.6  $ 3.32*     $392.3 $222.4 $2.44     $327.9 $ 185.0 $ 1.92

* Per share amounts for each special item were calculated using the average shares outstanding during the quarter that the transaction occurred.  Therefore, the total of the individual items does not add to the full-year earnings per share.

                                     -14-

Excluding these special items, earnings per share in 2000 of $3.32 grew $.88, or 36%, from 1999 as earnings improved in all segments coupled with a $.09 per share benefit of lower average shares outstanding.

Operating income of $498.2 million (or 22.6% of revenues) in 2000 was up $108.7 million, or 28%, from $389.5 million (or 19.5% of revenues) a year ago. Excluding the restructuring charge in 1999, operating income advanced $105.9 million, or 27%, from $392.3 million (or 19.6% of revenues) in 1999. The EBITDA margin in 2000 was 27.5% versus 24.8% in 1999. EBITDA is defined as operating income excluding depreciation, amortization and restructuring charges (see Note 14 to the financial statements). Revenues rose 10% to $2.2 billion from the $2 billion recorded in 1999, largely due to growth in advertising revenue at print publishing. Revenue from U.S. operations, which was 91% of total revenues in 2000, increased 9.1% and revenue from international operations improved 20%. Operating expenses of $1.7 billion (or 77% of revenues) in 2000 grew $92.1 million, or 5.7%, from $1.6 billion (or 81% of revenues) in 1999, in part reflecting higher newsprint costs and promotional spending. Newsprint expense was up 21% in 2000 with a 10.1% increase in the average price per ton of newsprint and a 9.7% increase in the tons consumed. Excluding the 1999 restructuring charge, operating expenses increased $94.9 million, or 5.9%, from $1.6 billion (or 80% of revenues).

The company formed a 50-50 joint venture on July 1, 1999, Dow Jones Reuters Business Interactive LLC (Factiva), into which the company contributed a significant portion of its Dow Jones Interactive business. The company's share of Factiva's results is reported in Equity in Losses of Associated Companies. Prior to July 1, 1999, results of the interactive business contributed to Factiva were included in the company's electronic publishing revenues, expenses and operating income. If the company's one-half share of Factiva results were consolidated on a proportional basis, revenues of $2.3 billion in 2000 would have increased 13% from last year, expenses of $1.8 billion would have risen 8.6% (8.8% excluding the 1999 restructuring charge) and operating income of $503.1 million would have been 31% better (30% excluding the 1999 restructuring charge).

On January 1, 2000, Dow Jones contributed its indirect holdings in the Czech business publisher Economia and the German financial news agency VWD to The Wall Street Journal Europe and the company exchanged a 49% interest in The Wall Street Journal Europe for a 22% interest in Handelsblatt, Germany's leading business newspaper and a subsidiary of von Holtzbrink Group. As a result, Dow Jones' interest in Economia declined to 12% and in VWD to 17%. Minority interests reflected in the 2000 financial statements largely represent von Holtzbrinck Group's 49% share of the contributed businesses. In conjunction with this new alliance, the company initiated expanded promotional programs to position The Wall Street Journal Europe to be the leading regional business publication in Europe.

Effective April 1, 2000, Dow Jones and At Home Corp., an Internet-access and content provider, formed a new company, Work.com, into which Dow Jones contributed dowjones.com. In August 2000, Work.com launched its business portal website targeted at small and midsize business Internet users. The results for Work.com, as of the effective date, are included in Equity in Losses of Associated Companies.

In September 2000, the company completed the key phase of The Wall Street Journal pagination project, ending more than three decades of remote composition. The project was launched in early 1999 to streamline the production process and compose electronically all news and advertising pages of The Wall Street Journal, using a fully integrated system with new advertising layout and editorial components. The project goals included getting fresher content into the Journal, while ensuring timely home delivery;

simplifying the company's technology structure by installing best-of-class industry-proven solutions; and giving front-end control of the pages to the News and Advertising departments. Barron's will go live with the new system in the first quarter of 2001.

In 1999, the company recorded a restructuring charge of $2.8 million ($1.6 million after tax, or $.02 per share) for employee severance associated with the conversion to electronic pagination of The Wall Street Journal. In 1998, restructuring charges of $76.1 million ($45.4 million after tax, or $.48 per share) included staff reduction costs of $38.8 million (mainly resulting from two voluntary early retirement plans), real estate lease termination of $20 million (largely on its principal leased space in New York City) and a charge of $17.3 million for write-downs of a U.S. news-editing technology system and other computer equipment. In addition in 1998, the company recorded a restructuring charge relating to equity investees of $6.5 million ($4.2 million after tax, or $.05 per share) to equity losses for additional costs related to redundant international television satellite leases as a result of establishing joint ventures with CNBC in 1997.

Operating income of $389.5 million (or 19.5% of revenues) in 1999 improved $170.9 million, or 78%, from $218.6 million (or 10.1% of revenues) in 1998. Excluding special items in both years, operating income of $392.3 million (or 19.6% of revenues) in 1999 grew $64.4 million, or 20%, from 1998's $327.9 million (or 17.5% of revenues). The EBITDA margin in 1999 was 24.8%, up from 20.3% (22.2% excluding Telerate) in 1998. Revenues of $2 billion in 1999 rose $129.6 million, or 6.9%, from 1998, excluding Telerate in 1998, primarily reflecting higher advertising revenue at print publishing. Revenue from U.S. operations, which was 92% of total revenue in 1999, rose 8%, while revenue from international operations declined 3.7%. Operating expenses, excluding special items and Telerate, increased $65.3 million, or 4.2%, in part resulting from a rise in compensation, promotional spending on branding campaigns across all businesses, costs associated with international expansion and process redesign initiatives. Partially tempering increased operating expenses was a 7.5% decline in newsprint expenses with a 14% drop in average price per ton somewhat offset by an 8% increase in usage in 1999.


SEGMENT DATA

A summary of results of operations for each of the company's principal business segments as well as additional financial data is displayed in Note 14 to the financial statements.

The company's business and financial news and information operations are reported in two segments: print publishing and electronic publishing. The results of the company's Ottaway Newspapers subsidiary, which publishes 19 daily newspapers and 15 weekly newspapers in 11 states in the U.S., are reported in the community newspaper segment. Print publishing accounted for approximately 69% of 2000 revenues. The community newspapers segment accounted for 16% of 2000 revenues, while electronic publishing comprised the remaining 15%.

Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations (results of the company's international television ventures are included in Equity in Losses of Associated Companies).
Electronic publishing includes the operations of Dow Jones Newswires, Dow Jones Indexes, WSJ.com, dowjones.com (up to April 1, 2000 when it was contributed to Work.com) and Dow Jones Interactive (up to July 1, 1999 when it was contributed to Factiva) and other. The company's 50% share of Factiva's results is reported in Equity in Losses of Associated Companies.

PRINT PUBLISHING

============================================================================
(in thousands)                                2000         1999         1998
----------------------------------------------------------------------------
U.S. Publications:
  Advertising                           $1,071,731   $  892,317   $  729,865
  Circulation and other                    299,000      311,565      319,293

International Publications:
  Advertising                              102,686       73,327       67,773
  Circulation and other                     45,529       43,588       45,008
----------------------------------------------------------------------------
Total revenues                           1,518,946    1,320,797    1,161,939
Operating expenses                       1,118,789    1,013,760      988,357
----------------------------------------------------------------------------
Operating income                        $  400,157   $  307,037   $  173,582
----------------------------------------------------------------------------
EBITDA *                                $  465,122   $  372,354   $  272,005
EBITDA margin                                 30.6%        28.2%        23.4%
============================================================================
* See Note 14 to financial statements.

Print publishing operating income in 2000 increased $93.1 million, or 30%, from a year ago as revenue rose 15% and expenses grew 10%. Excluding a $2.8 million restructuring charge in 1999, print publishing operating income advanced $90.4 million, or 29%. EBITDA was up $92.8 million, or 25%, from 1999. The improvement in 2000 primarily was attributable to strength in advertising revenue at The Wall Street Journal, which was partially offset by the volume related expenses and higher newsprint prices. Meanwhile, operating profits in 1999 benefited from strong advertising volume and lower newsprint prices compared to 1998.

Revenues in 2000 grew $198.1 million, or 15%, from 1999, largely on a 14.1% advertising linage gain at The Wall Street Journal. Barron's revenue improved 12%, reflecting a 12.9% increase in national ad pages. International print revenues rose 27%, also driven by strong advertising growth. About 10% of print publishing revenues were earned by international publications. Within the print publishing segment, "U.S." revenue figures refer to all revenues, from whatever geographic source, for publications headquartered in the United States, while "international" revenue figures refer to all revenues, from whatever geographic source, for publications headquartered outside the United States. Advertising linage at The Wall Street Journal Europe increased 14.9% (15.8% on a per issue basis) and at The Asian Wall Street Journal grew 25.2% (25.7% on a per issue basis) in 2000. The Far Eastern Economic Review also had significant advertising page growth in 2000 with an increase of 35.2%, as the Asian economy strengthened. This followed a 30.1% decline in 1999. U.S. television advertising revenue more than doubled from 1999. Circulation and other revenue of $344.5 million for print publishing was down 3% in 2000.

The Wall Street Journal posted linage gains in all three principal advertising categories in 2000. General advertising includes advertising from all significant industries such as technology, telecommunications, automotive and professional services as well as consumer and corporate image advertising. Linage for this category, which comprises 63% of total Journal linage, rose 19%, following a 21.9% gain in 1999 and a 2.1% improvement in 1998. Technology, the largest component of general advertising, increased 77% in 2000, after a 32% increase in 1999 as business to business e-commerce continued to thrive during the first half of 2000. General linage excluding technology declined 2.4% in part due to lower telecommunications and consumer advertising. Financial advertising consists of advertising by investment and trading firms as well as advertising for tombstone/initial public offerings
(IPOs). This category, which comprises 25% of total advertising, was up 4.2% in 2000, after climbing 17.7% in 1999 and declining 11.6% in 1998. The 2000 increase chiefly was from higher investing and trading spending during the first half of 2000. Through the first half of 2000, financial linage surged 29.5% driven by a strong economy and heavy activity in tombstone/IPOs, which continued the trend from the second half of 1999. However, the second half of 2000 did not experience the same demand in financial advertising as had been achieved during the second half of 1999, resulting in a 16.1% decline for the last half of 2000. Classified and other linage, which accounts for the remaining 12% of total advertising, increased 12.3%, reflecting strong commercial and residential real estate advertising, following gains of 2% in 1999 and 8.9% in 1998, respectively.

Circulation and other revenues for U.S. print publications declined $12.6 million, or 4%, in 2000. Average circulation for The Wall Street Journal was 1,789,000 in 2000, up from 1,772,000 in 1999 and 1,773,000 in 1998. Recent circulation growth at The Wall Street Journal included higher levels of lower rate hotel/airline copies. Minimal circulation revenue is generated from hotel/airline copies but they are of value to advertisers. The company's Statement of Total Circulation (STC) provides circulation data which is periodically reviewed by independent accountants, and also information on the quality and character of the publication's paid circulation, including complimentary and third party amenity copies, subscription terms and price.

The STC, which was first issued in March 1998, is issued semi-annually covering the six-month periods ending March and September. For the six-month period ended September 30, Wall Street Journal average circulation under the STC was 1,883,000, up from 1,855,000 in 1999 and 1,836,000 in 1998. Barron's average annual circulation was 305,000 compared with 300,000 and 296,0000 in 1999 and 1998, respectively.

Circulation and other revenue for international print publications in 2000 was up 4.5% from 1999, with gains from increased circulation largely offset by a stronger U.S. dollar in Europe. Average combined circulation for the international editions of The Wall Street Journal for 2000 was 170,000, up 16% from 147,000 in 1999 and compared with 128,000 in 1998.

Print publishing expenses in 2000 rose $105 million, or 10%, from a year earlier. Excluding a $2.8 million restructuring charge in 1999, expenses grew $107.8 million, or 11%. Expense growth was largely volume related (higher production and newsprint costs, sales incentives and delivery costs) coupled with higher newsprint prices and increased promotional spending (a portion of which was linked to the Journal's branding campaign). Newsprint expense was up 21%, driven by a 10% increase in price and a 10% increase in usage in 2000 compared with a year ago. The average newsprint price per ton consumed in 2000 was $552 versus $500 a year ago. At December 31, 2000, the number of full-time employees in the print publishing segment was up 5.3% from a year earlier, primarily due to expanded news coverage worldwide.

Revenues in 1999 for print publishing grew $158.9 million, or 14%, from 1998, reflecting a 15% improvement in U.S. revenue with advertising revenue growth of 22%. U.S. circulation and other revenues declined 2.4% in 1999. Advertising revenue from the international publications increased 8.2% as a result of a 26.1% linage increase at The Wall Street Journal Europe and a 9.6% increase at The Asian Wall Street Journal, which were partially offset by a 30.1% decline in advertising pages at the Far Eastern Economic Review.

Total print publishing expenses in 1999 rose $25.4 million, or 2.6%, from 1998. Excluding restructuring costs, expenses increased $72.6 million, or 7.7%, due to compensation (part of which was tied to advertising revenue gains), promotional spending (a portion of which was linked to the Journal's branding campaign) and costs related to international expansion, which were partially offset by lower newsprint expense of $12.2 million, or 7.5%, with a 14% price drop.

ELECTRONIC PUBLISHING

============================================================================
(in thousands)                            2000           1999           1998
----------------------------------------------------------------------------
Revenues                              $327,569       $349,998       $393,178
Expenses                               287,272        314,888        337,118
----------------------------------------------------------------------------
Operating income                      $ 40,297       $ 35,110       $ 56,060
----------------------------------------------------------------------------
EBITDA *                              $ 65,558       $ 58,372       $ 88,409
EBITDA margin                             20.0%          16.7%          22.5%
============================================================================
* See Note 14 to financial statements.

In 2000, electronic publishing operating income was up $5.2 million, or 15%, from 1999, despite a revenue decrease of $22.4 million, or 6.4%. These comparisons, however, are distorted by the impact of the company contributing the bulk of its Dow Jones Interactive business to the Factiva joint venture, effective July 1, 1999. The company's share of Factiva's results is recorded in Equity in Losses of Associated Companies.

The supplemental information included in the table below and related discussion which follows, include Dow Jones' 50% share of Factiva's results on a pro forma basis as if the venture were formed on January 1, 1998 and excludes special items.

============================================================================
(in thousands)                            2000           1999           1998
----------------------------------------------------------------------------
Dow Jones Newswires:
  North America                       $192,019       $172,193       $161,535
  International                         39,894         36,868         44,718
----------------------------------------------------------------------------
Total Newswires                        231,913        209,061        206,253
Factiva                                120,498        111,329        108,514
WSJ.com                                 50,083         30,939         17,177
Dow Jones Indexes                       14,637         12,924         12,490
Other                                   25,852         39,426         48,744
----------------------------------------------------------------------------
Total revenues                         442,983        403,679        393,178
Operating expenses                     397,818        373,241        327,257
----------------------------------------------------------------------------
Operating income                      $ 45,165       $ 30,438       $ 65,921
----------------------------------------------------------------------------
EBITDA *                              $ 76,944       $ 54,692       $ 88,409
EBITDA margin                             17.4%          13.5%          22.5%
============================================================================
* See Note 14 to financial statements.

Electronic publishing's 2000 operating income increased $14.7 million, or 48%, from 1999. EBITDA increased $22.3 million, or 41%. Revenues advanced $39.3 million, or 9.7%, while expenses grew $24.6 million, or 6.6%. The growth in expenses was largely due to promotion of the company's interactive products, including Internet development costs and continued expansion of the Newswire business. This increase was partially mitigated by the impact of the December 1999 sale of the company's IDD Enterprises subsidiary and the April 1, 2000 contribution of dowjones.com, to a joint venture, Work.com. Excluding IDD Enterprises and dowjones.com from both periods, operating income of $47.5 million in 2000 increased 7%, revenues of $442.3 million were up 13% and expenses increased 14%. On the same basis, EBITDA improved 16% as the margin grew to 17.8% in 2000 from 17.3% in 1999.

Dow Jones Newswires revenue in 2000 increased $22.9 million, or 11%, from a year ago, with gains of 12% and 8.2% in North America and international, respectively. The mix of North American versus international revenue was roughly 83% to 17% in 2000 compared with 82% to 18% in 1999. The gain in North America was partly driven by new revenue from on-line trading sites of institutional customers in addition to the growth in terminals for Dow Jones News Service. International growth reflected increased retail terminals through Reuters and Bloomberg as well as growth in third-party wholesale agreements revenue in Asia. In 2000, foreign language wires were introduced starting with the Chinese-language service in March 2000, followed by Japanese, Spanish, French, Bahasa and German language services during the year. At the end of 2000, there were 346,000 English-language newswire terminals compared with 318,000 a year ago. Approximately 26,000 of the additional terminals were in North America with a 2,000 increase throughout the rest of the world.

Factiva revenue represents the company's 50% share as if Factiva had existed from the beginning of 1998. The difference between the company's pro forma half of Factiva revenue and the company's wholly-owned Dow Jones Interactive revenues for the first half of 1999 is reflected in "other", and in part accounts for the decline in the "other" category. The company's share of Factiva revenue increased $9.2 million, or 8.2%, in 2000, largely due to customer growth partially offset by the impact of a strong U.S. dollar on its overseas revenues. Factiva Publisher, which contains the combined content set of both Dow Jones Interactive and Reuters Business Briefing, was launched in July 2000.

WSJ.com revenue in 2000 jumped $19.1 million, or 62%, from a year ago, reflecting a 72% increase in advertising revenue and a 49% rise in subscription revenue. The ratio between advertising and subscription revenue for 2000 was 59% to 41%, respectively, versus 56% advertising to 44% subscription in 1999. The number of subscribers at the end of 2000 reached 535,000, up 43% from the year-ago total of 375,000, and compared with 266,000 in 1998. At year-end 2000, the average number of different individuals who accessed at least one page of WSJ.com subscriber-only content over the course of a 24-hour day was 100,000 and the average monthly page views per user was 122.

Dow Jones Indexes revenue in 2000 increased $1.7 million, or 13%, with 21 new exchange-traded funds in North America. Assets based on Dow Jones Indexes rose to $393 billion from $196 billion in 1999, stemming from the STOXX venture in Europe (the company's 25% share of results from STOXX is included in Equity in Losses of Associated Companies).

Other electronic publishing revenue in 2000 declined $13.6 million, or 34%, mainly due to the sale of IDD Enterprises at the end of 1999.

Electronic publishing operating income, including one-half of Factiva results, decreased $35.5 million, or 54%, in 1999 from 1998. EBITDA fell $33.7 million, or 38%, in 1999. Revenue rose $10.5 million, or 2.7%. Operating expenses grew $46 million, or 14%, mainly due to the promotion and development of interactive products and expansion of Newswire businesses, principally internationally. Since the sale of Telerate, which was the primary distributor of Newswires overseas, the company has invested heavily in its electronic products in an effort to expand internationally through various distribution channels and to position itself to take advantage of opportunities presented by the Internet.

COMMUNITY NEWSPAPERS

==========================================================================
(in thousands)                              2000         1999         1998
--------------------------------------------------------------------------
Advertising                             $256,015     $237,005     $225,017
Circulation and other                    100,088       94,035       92,070
--------------------------------------------------------------------------
Total revenues                           356,103      331,040      317,087
Operating expenses                       261,621      246,081      272,327
--------------------------------------------------------------------------
Operating income                        $ 94,482     $ 84,959     $ 44,760
--------------------------------------------------------------------------
EBITDA *                                $111,716     $102,804     $ 78,644
EBITDA margin                               31.4%        31.1%        24.8%
==========================================================================
* See Note 14 to financial statements.

Community newspapers reported an operating income increase of $9.5 million, or 11%, in 2000. The gain reflected a $25.1 million, or 7.6%, increase in revenues tempered by higher expenses of $15.5 million, or 6.3%. EBITDA was up 8.7% from a year ago.

The revenue growth largely resulted from a $19 million, or 8%, increase in advertising revenue, which comprised 72% of total revenue. Community newspapers overall advertising linage rose 3.6% in 2000, with linage at the daily papers up 3.9% and at non-dailies up 1.6%. Contributing to the gain was a 6.3% growth in classified linage. Circulation revenue showed a slight improvement of $1.2 million, or 1.3%, mainly due to subscription rate increases. Average circulation in 2000 for the dailies was 546,000 in 2000 versus 555,000 in 1999, down 1.6%. At year-end, circulation was 534,000 compared to 551,000 a year ago. Operating expenses rose $15.5 million, or 6.3%, resulting from higher newsprint, promotion and print delivery costs. Employee compensation expense, which is the largest cost component of community newspapers, grew 4.4%.

In 1999, community newspapers operating income was up $40.2 million, or 90%, from 1998. Excluding a 1998 restructuring charge of $16.3 million, operating income in 1999 increased $23.9 million, or 39%. Revenues advanced 4.4% with an advertising revenue increase of 5.3%. Expenses were down $26.2 million, or 9.6%, from 1998. Operating expenses decreased 3.9% from 1998 (excluding the restructuring charge) reflecting lower newsprint expense and a 2.7% decline in staffing costs (benefiting from the staff reduction plan completed in 1998). EBITDA in 1999 was $24.2 million, or 31%, better than 1998.


TELEVISION

Television includes income from U.S. television operations reported in the print publishing segment and losses from international television reported in Equity in Losses in Associated Companies results. Pretax earnings were $21.1 million (excluding the reversal of a $3.2 million restructuring charge) in 2000 compared with losses of $4.4 million in 1999 and $20.8 million (excluding special items) in 1998. Improvements in each year were attributable to the company's worldwide alliance with CNBC, particularly in the U.S.

STAFFING COSTS

At December 31, 2000, the company employed about 8,600 full-time employees, up 4.9% from a year ago, largely due to international expansion. At December 31, 1999 the number of employees was nearly 8,200, down 1% from 1998 reflecting the staff transfer to Factiva that was partially offset by growth in print and electronic publishing. Consolidated employee compensation (including retirement plans and medical benefits) was approximately 42% of total operating expenses in both 2000 and 1999, compared with 38% in 1998 (excluding restructuring charges in both 1999 and 1998).


OTHER INCOME/DEDUCTIONS

Investment income, net of interest expense, in 2000 was $6.1 million, up from $4.6 million in 1999. Higher capitalized interest related to the color print expansion project in 2000 more than offset a $3 million shortfall from the dividend from Bridge. (The company did not accrue the quarterly dividend on the preferred stock of Bridge in the second half of 2000).

The company's share of losses from equity investments was $17.2 million in 2000 compared with losses of $27.9 million a year ago. A reversal of a 1998 pretax restructuring charge of $3.2 million relating to the favorable disposition of an equity investee satellite lease in Europe was included in 2000. Excluding this item, equity losses were $20.4 million. The improvement in equity losses largely reflected the company's 50% share of Factiva profits (formed on July 1, 1999), reduced losses at the international television joint ventures, higher earnings at the company's newsprint mill affiliate and earnings from the Handelsblatt investment. Partly offsetting these gains were increased losses at SmartMoney (in part from new product development costs) and the inclusion of Work.com losses. Equity losses in 1998 were $22.3 million (or $15.2 million excluding international television restructuring charges).

In 2000, the company recorded $255 million for the reserve of the contract guarantee, $166.4 million for write-downs in the company's Bridge related investments and $12.1 million for the write-down of its investment in OptiMark Technologies, Inc. Also included in 2000 results were pretax gains on sales of businesses and investments including: $13.8 million from the sale of the company's subsidiary, Dow Jones Financial Publishing Corp., which published Investment Advisor, Asset Management, Property and Realty Stock Review; $6.4 million from the sale of the company's minority interest in SportsTicker Enterprises L.P., a leading supplier of real-time sports news and information; and $3.8 million resulting from the exchange of the company's holdings in NextVenue Inc. for shares of iBEAM Broadcasting Corp., an Internet broadcast network that delivers streaming media.

Included in 1999 earnings were pretax gains of $10.6 million from the sale of a portion of the company's minority interest in OptiMark Technologies, Inc. and $57.3 million from the sale of the company's interest in United States Satellite Broadcasting, Inc. In addition, the company recorded a pretax loss of $16.3 million from the sale of IDD Enterprises, L.P., a wholly owned subsidiary.

In 1998, the company recorded a pretax loss of $126.1 million on the sale of businesses and investments. The pretax loss of $150.3 million from the sale of Telerate was partially offset by a total pretax gain of $24.2 million from the sale of the company's interest in WBIS+ TV, Mediatex Communications Corp., EDGAR Direct and a portion of its holding in OptiMark Technologies, Inc.

INCOME TAXES

The effective income tax rate is distorted by the non-deductibility of the reserve for the contract guarantee and the investment write-downs in 2000 as well as the loss on the sale of Telerate in 1998 and the utilization of the capital loss carryforward (principally resulting from the Telerate sale) on gains from the sales of businesses and investments. The following table shows the impact of these items.

============================================================================
                                                      2000     1999     1998
----------------------------------------------------------------------------
Effective income tax rate (net of minority
 interests)                                          252.5%    34.8%    88.0%
Effective income tax rate (net of minority
 interests) excluding special items                   39.2%    39.7%    41.4%
============================================================================

At December 31, 2000 the company had available approximately $480 million of capital loss carryforward (a deferred tax asset of $182 million), which was fully reserved through a valuation allowance. The company may utilize the carryforward through 2003. In addition, the company has recorded an unrecognized capital loss carryforward of $434 million (a deferred tax asset of $165 million which was fully reserved) that will be available for use for five years from the year it is recognized for tax purposes.


FINANCIAL POSITION

During 2000, the company repurchased 3.7 million shares of its common stock at an aggregate price of $230.1 million. As of December 31, 2000, puts were outstanding covering 2 million shares at strike prices (net of put premiums received) ranging from $50.70 to $56.40 per share, with exercise dates through April 2002. The company has the option of net share settlement on these contracts. As of December 31, 2000, approximately $526.8 million remained under board authorization for share repurchases, after reserving for the possible exercise of outstanding puts.

Cash provided by operations in 2000 reached $446.4 million, up $149.4 million, or 50%, from 1999's $297 million. The increase in 2000 from 1999 was primarily due to enhanced earnings, excluding non-cash write-downs and the reserve for the contract guarantee, and faster collections of accounts receivable. In 2000, sales of investments and businesses generated $28.8 million and proceeds from sales under the company's various stock compensation plans provided $28.6 million. Cash and cash equivalents were $49.3 million at December 31, 2000 versus $86.4 million at the year-end of 1999.

In addition to the repurchase of the company's stock in 2000, the company funded capital expenditures of $187 million (including $63 million for The Wall Street Journal color and print expansion project), paid dividends of $88.1 million and invested $50.4 million in various affiliated companies.

If the company is required to perform under the terms of the contract guarantee related to Telerate, it could be obligated to pay an estimated average of $50 million per year through 2006. (A $255 million reserve was recorded in 2000's fourth quarter.)

In 2001, the company expects its beginning cash balance and cash provided by operations to be sufficient to meet its normal recurring operating commitments, fund capital expenditures and pay dividends. The company expects funding for the expansion of color and page capacity for the U.S. print Wall Street Journal, on schedule for completion by the first quarter of 2002, to total $232 million, of which $165 million was spent through 2000. Total capital expenditures in 2001 are projected to be between $150 million and $175 million, with $67 million for the balance of the print expansion project and

$25 million for WSJ.com redesign, compared with $187 million in 2000 ($63 million for print expansion) and $191 million in 1999 ($78 million for print expansion).

If necessary, the company's liquidity requirements may be funded through the issuance of commercial paper, which is supported by a $400 million revolving credit agreement with several banks through June 2001. The company plans to extend the credit agreement prior to its expiration. Borrowings may be in the form of commercial paper, bank loans or long-term notes under a $300 million shelf registration statement filed with the Securities and Exchange Commission. Commercial paper, amounting to $150.9 million at December 31, 2000, is classified as long-term, as it is the company's intent to refinance such obligations on a long-term basis.


OUTLOOK - 2001

The overall strength of the U.S. economy is a key factor in the rate of growth of advertising volume and revenue of The Wall Street Journal and other company businesses. The slowing of the U.S. economy which developed late in 2000 and continues into 2001, prevailing general uncertainty about the prospects for the balance of the current year, and the discretionary nature of the timing of some client advertising spending, combine to create a greater than usual challenge in forecasting the company's financial outlook for 2001.

Linage at The Wall Street Journal was down 10.4% in the fourth quarter of 2000, and is expected to decline about 30% in 2001's first quarter. This compares to a 43% linage increase in the first quarter of 2000. Assuming a recovery in the U.S. economy during the second quarter of 2001, the company believes that linage comparisons will improve in the second half of the year. Advertising revenue will benefit from an advertising rate increase of 5% effective January 1, 2001. Circulation revenue for The Wall Street Journal should benefit from a price increase for newsstand copies with a cover price of $1 effective April 2, 2001 (previously 75 cents). Advertising linage at the community newspapers group is expected to be down slightly, however, this decline should be offset by an increase in rates. The company expects modest growth in electronic publishing revenues.

In terms of expenses, the major newsprint mills have announced a price increase of $50 per metric ton, effective in the first half of 2001. In order to offset the expected difficult revenue comparisons, the company has begun a cost reduction program.

The developing situation at Bridge may also impact the company's results for 2001. Most of the company's Newswires contracts are directly with the end-user, although some end-users receive Newswires through Bridge terminals. Should Bridge fail to perform under certain wholesale supply agreements with the company, the company believes it will be able to supply this information to affected customers (either directly or through another distributor). However, there could be a transitional period during which company revenue could be reduced by approximately $3 million per quarter. Unless the liability under the Cantor guarantee is reduced or eliminated, the amortization of the discount would result in a non-operating charge of approximately $3.5 million per quarter.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis and other sections of this Annual Report include forward-looking statements that reflect the company's current expectations or beliefs concerning future results and events. In addition, the company may from time to time make additional forward-looking statements, either orally or in writing. The company cautions readers that the company's targets and objectives, and the results expected or anticipated by forward-looking statements, including, without limitation, statements relating to the company's future business prospects, revenues, income, working capital, liquidity, capital needs and interest costs and similar items, are subject to certain risks and uncertainties which could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to:

 - global business, economic and stock market conditions, and the negative impact of economic downturns on sales of the company's products and services;

 - economic conditions that are influencing the rate and volume of advertising linage, in particular IPO, dot-com and technology advertising, and the resulting impact on the company's advertising revenues;

 - business conditions (growth or consolidation) in the financial services industry, and the tendency of consolidation to negatively impact the market for the company's products and services and advertising;

 - the extent to which the company is called upon to perform under the guarantee to Cantor Fitzgerald Securities and Market Data Corporation, the extent to which Bridge performs under its agreement to indemnify the company in that event, and the other uncertainties relating to liability under this guarantee described above in Management's Discussion and Analysis;

 - the difficult comparisons the company will face in 2001 in light of the high level of advertising sales revenue achieved at The Wall Street Journal in the past year;

 - the intense competition the company's products and services face in the markets for financial news and information and advertising revenues from newspapers, specialized magazines, free and paid Internet publications and services, financial television programming and other new media;

 - the company's ability to manage expense growth;

 - with respect to Newswires, the extent and impact of delays and difficulties that would be encountered in a migration process if Bridge was unable to serve its customers;

 - with respect to Newswires, the rate of addition of new subscribers, particularly, outside the U.S., and the cancellations of Telerate and Bridge terminals;

 - increased competition in the market for electronic business information and research services and Factiva's ability to increase its market share and revenues in the face of competition from local providers with more local content and from other international providers;

 - WSJ.com's ability to increase its revenues in light of its paid subscription model;

 - the company's ability to leverage its brands and develop new and enhanced "vertical" Internet sites and to generate advertising and other revenues from these sites;

 - rapid technological changes and frequent new product introductions prevalent in electronic publishing;

 - the company's ability to expand production and service capacity for electronic publishing products on a timely basis to support growth of operations and user traffic;

 - the amount of user traffic on the company's Internet sites and the pricing of advertising on Internet sites generally;

 - potential increased regulation of on-line businesses;

 - the company's ability to increase its circulation and advertising revenues from its international print publications, given competition from local publications and from other international publications;

 - the company's ability to achieve and maintain a diversified advertising base for its print publications;

 - any delays that could occur in expanding the company's newspaper page and color printing capacity, which could result in insufficient capacity to carry advertisements;

 - adverse developments relating to the company's commitments, contingencies and equity investments;

 - risks associated with the development of television channels in competitive foreign markets, including the ability to produce or obtain desired programming, to sell advertising time at desired rates, to achieve sufficient distribution and to attract audiences;

 - risks associated with the ability to sell advertising time at desired rates in the U.S. television market;

 - cost of newsprint;

 - the extent to which the company is able to maintain favorable arrangements with respect to the licensing of its content;

 - any damage to or technical failure of the company's computer infrastructure systems or software that causes interruptions of operations;

 - the company's ability to attract and retain qualified personnel in the tight labor market that exists;

 - the company's ability to negotiate collective bargaining agreements with its labor unions without work interruptions;

 - adverse verdicts in legal proceedings, including libel actions;

 - risks associated with foreign operations, including currency and political risks;

 - and such other risk factors as may have been or may be included from time to time in the company's reports filed with the Securities and Exchange Commission.

ITEM 8.  Financial Statements and Supplementary Data

                   CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                            Dow Jones & Company
             For the years ended December 31, 2000, 1999 and 1998
=============================================================================
(in thousands except per share amounts)        2000         1999         1998
-----------------------------------------------------------------------------
REVENUES:
Advertising                              $1,467,244   $1,230,412   $1,035,511
Information services                        281,366      315,110      660,798
Circulation and other                       454,008      456,313      461,797
-----------------------------------------------------------------------------
    Total revenues                        2,202,618    2,001,835    2,158,106
-----------------------------------------------------------------------------
EXPENSES:
News, operations and development            542,959      553,800      708,398
Selling, administrative and general         674,687      619,908      672,968
Newsprint                                   182,359      150,899      163,146
Print delivery costs                        196,502      181,263      176,467
Depreciation and amortization               107,885      103,669      142,439
Restructuring                                              2,755       76,115
-----------------------------------------------------------------------------
    Operating expenses                    1,704,392    1,612,294    1,939,533
-----------------------------------------------------------------------------
    Operating income                        498,226      389,541      218,573

OTHER INCOME (DEDUCTIONS):
Investment income                             8,116        9,861       12,266
Interest expense                             (2,037)      (5,269)      (7,193)
Equity in losses of associated
 companies                                  (17,182)     (27,907)     (22,253)
Gain (loss) on disposition of
 businesses and investments                  24,053       51,945     (126,085)
Reserve for contract guarantee             (255,308)
Write-down of investments                  (178,499)
Other, net                                     (991)        (125)      (3,650)
-----------------------------------------------------------------------------
Income before income taxes
 and minority interests                      76,378      418,046       71,658
Income taxes                                196,957      145,501       63,083
-----------------------------------------------------------------------------
(Loss) income before minority interests    (120,579)     272,545        8,575
Minority interests in losses (earnings)
 of subsidiaries                              1,617         (116)        (213)
-----------------------------------------------------------------------------
NET (LOSS) INCOME                        $ (118,962)  $  272,429   $    8,362
=============================================================================
PER SHARE:

Net (loss) income:

  Basic                                      $(1.35)       $3.01        $ .09
  Diluted                                     (1.35)        2.99          .09

Cash dividends                                 1.00          .96          .96

Weighted-average shares outstanding:
  Basic                                      87,854       90,450       95,180
  Diluted                                    87,854       91,151       96,404
=============================================================================
The accompanying notes are an integral part of the financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Dow Jones & Company
              For the years ended December 31, 2000, 1999 and 1998
=============================================================================
(in thousands)                                     2000       1999       1998
-----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Consolidated net (loss) income                $(118,962)  $272,429   $  8,362
Adjustments to reconcile net (loss) income to
 net cash provided by operating activities:
Write-down of investments                       178,499
Reserve for contract guarantee                  255,308
Write-down of plant and property                                       20,801
Depreciation                                    105,064    100,214    134,594
Amortization of goodwill                          2,821      3,455      7,845
(Gain) loss on disposition of businesses
 and investments                                (24,053)   (51,945)   126,085
Gain on disposition of plant and property        (1,235)      (433)    (1,410)
Equity in losses of associated
 companies, net of distributions                 29,343     34,118     36,109
Changes in assets and liabilities:
  Accounts receivable                            56,085    (67,254)   (34,680)
  Other current assets                          (23,206)    (3,178)   (13,141)
  Unearned revenue                              (11,801)   (12,156)    33,179
  Accounts payable and accrued liabilities        2,446    (13,406)    (8,602)
  Income and deferred taxes                      (3,080)    23,764    (23,861)
  Deferred compensation                          11,733     19,523     20,056
Other, net                                      (12,515)    (8,104)     1,735
-----------------------------------------------------------------------------
  Net cash provided by operating
   activities                                   446,447    297,027    307,072
-----------------------------------------------------------------------------
INVESTING ACTIVITIES:
Additions to plant and property                (187,035)  (190,739)  (225,834)
Disposition of plant and property                 1,535      2,664      9,210
Businesses and investments acquired             (50,384)   (52,215)   (56,967)
Disposition of businesses and investments        28,760     80,692    478,574
Other, net                                        4,331      2,205
-----------------------------------------------------------------------------
  Net cash (used in) provided by
   investing activities                        (202,793)  (157,393)   204,983
-----------------------------------------------------------------------------
FINANCING ACTIVITIES:
Cash dividends                                  (88,123)   (87,151)   (91,662)
Increase in long-term debt                      149,988
Reduction of long-term debt                    (150,000)              (63,015)
Proceeds from sales under stock
 compensation plans                              28,644     33,367     52,951
Purchase of treasury stock, net of
 put premiums                                  (221,204)  (142,339)  (291,215)
-----------------------------------------------------------------------------
  Net cash used in financing activities        (280,695)  (196,123)  (392,941)
-----------------------------------------------------------------------------
(Decrease) increase in cash
 and cash equivalents                           (37,041)   (56,489)   119,114
Cash and cash equivalents at
 beginning of year                               86,388    142,877     23,763
-----------------------------------------------------------------------------
Cash and cash equivalents at end of year      $  49,347   $ 86,388   $142,877
=============================================================================
The accompanying notes are an integral part of the financial statements.

                          CONSOLIDATED BALANCE SHEETS
                              Dow Jones & Company
                           December 31, 2000 and 1999

=============================================================================
(dollars in thousands)                                   2000            1999
-----------------------------------------------------------------------------
ASSETS:
Current Assets:
Cash and cash equivalents                          $   49,347      $   86,388
Accounts receivable - trade, net of
 allowance for doubtful accounts of
 $6,377 in 2000 and $5,919 in 1999                    236,284         291,567
Accounts receivable - other                            43,649          24,855
Newsprint inventory                                    13,109           9,407
Prepaid expenses                                       18,105          16,041
Deferred income taxes                                   7,749           9,885
-----------------------------------------------------------------------------
    Total current assets                              368,243         438,143
-----------------------------------------------------------------------------


Investments in associated companies,
 at equity                                             65,871          50,959


Other investments                                      11,219         174,727


Plant and property, at cost:
Land                                                   21,880          22,066
Buildings and improvements                            415,297         313,138
Equipment                                             969,365         902,230
Construction in progress                              218,937         205,917
-----------------------------------------------------------------------------
                                                    1,625,479       1,443,351
Less, accumulated depreciation                        864,616         766,939
-----------------------------------------------------------------------------
                                                      760,863         676,412



Goodwill, less accumulated amortization
 of $39,162 in 2000 and $38,660 in 1999                73,840          83,099


Deferred income taxes                                  71,316          73,552

Other assets                                           10,704          15,821
-----------------------------------------------------------------------------
    Total assets                                   $1,362,056      $1,512,713
=============================================================================
The accompanying notes are an integral part of the financial statements.

=============================================================================
(dollars in thousands)                                   2000            1999
-----------------------------------------------------------------------------
LIABILITIES:
Current Liabilities:
Accounts payable - trade                           $   66,699      $   66,776
Accrued wages, salaries and commissions                73,119          62,659
Retirement plan contributions payable                  21,333          41,686
Other payables                                        185,138         124,470
Income taxes                                           27,658          40,315
Unearned revenue                                      213,277         225,157
-----------------------------------------------------------------------------
    Total current liabilities                         587,224         561,063

Long-term debt                                        150,865         149,945
Deferred compensation, principally
 postretirement benefit obligation                    227,948         217,612
Other noncurrent liabilities                          228,658          29,226
-----------------------------------------------------------------------------
    Total liabilities                               1,194,695         957,846
-----------------------------------------------------------------------------

Minority Interests in Subsidiaries                      8,593           1,377

STOCKHOLDERS' EQUITY:
Common stock, par value $1 per share; authorized
 135,000,000 shares; issued 81,135,653 shares
 in 2000 and 81,004,088 shares in 1999                 81,136          81,004
Class B common stock, convertible, par value $1
 per share; authorized 25,000,000 shares; issued
 21,045,368 shares in 2000 and 21,176,933 shares
 in 1999                                               21,045          21,177
-----------------------------------------------------------------------------
                                                      102,181         102,181
Additional paid-in capital                            137,481         137,487
Retained earnings                                     602,432         809,517
Accumulated other comprehensive income:
  Unrealized loss on investments                       (4,960)           (941)
  Foreign currency translation adjustment                 405          (1,257)
-----------------------------------------------------------------------------
                                                      837,539       1,046,987
Less, treasury stock, at cost; 15,351,872 shares
 in 2000 and 12,360,278 shares in 1999                678,771         493,497
-----------------------------------------------------------------------------
    Total stockholders' equity                        158,768         553,490
-----------------------------------------------------------------------------
    Total liabilities and stockholders' equity     $1,362,056      $1,512,713
=============================================================================

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      Dow Jones & Company
                                     For the years ended December 31, 2000, 1999 and 1998
==========================================================================================================================
                                                                           Accumulated
                                          Class B  Additional               Other Com-         Treasury Stock
(in thousands except              Common   Common     Paid-in   Retained    prehensive      -----------------
 per share amounts)                Stock    Stock     Capital   Earnings  Income (loss)      Shares     Amount       Total
==========================================================================================================================
Balance, December 31, 1997       $80,621  $21,560    $136,398   $707,539       $(6,144)  (5,511,285) $(159,152)   $780,822

Net income - 1998                                                  8,362                                             8,362
Unrealized gain on investments                                                  32,379                              32,379
Translation adjustment                                                             555                                 555
Adjustment for realized
 loss included in net income                                                     9,023                               9,023
                                                                                                                   -------
  Comprehensive income                                                                                              50,319

Dividends, $.96 per share                                        (91,662)                                          (91,662)
Conversion of class B common
 stock into common stock             278     (278)
Capital changes of investee                               655                                                          655
Premiums on puts                                        3,490                                                        3,490
Sales under stock
 compensation plans                                    (3,064)                            1,512,385     63,965      60,901
Purchase of treasury stock                                                               (6,212,833)  (295,185)   (295,185)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998        80,899   21,282     137,479    624,239        35,813  (10,211,733)  (390,372)    509,340

Net income - 1999                                                272,429                                           272,429
Unrealized gain on investments                                                   2,124                               2,124
Translation adjustment                                                          (1,295)                             (1,295)
Adjustment for realized
 gain included in net income                                                   (38,840)                            (38,840)
                                                                                                                   -------
  Comprehensive income                                                                                             234,418

Dividends, $.96 per share                                        (87,151)                                          (87,151)
Conversion of class B common
 stock into common stock             105     (105)
Capital changes of investee                              (322)                                                        (322)
Premiums on puts                                        4,869                                                        4,869
Sales under stock
 compensation plans                                    (4,539)                              895,989     43,604      39,065
Purchase of treasury stock                                                               (3,044,534)  (146,729)   (146,729)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999        81,004   21,177     137,487    809,517        (2,198) (12,360,278)  (493,497)    553,490



                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONT.)
                                                      Dow Jones & Company
                                     For the years ended December 31, 2000, 1999 and 1998
==========================================================================================================================
                                                                           Accumulated
                                          Class B  Additional               Other Com-          Treasury Stock
(in thousands except              Common   Common     Paid-in   Retained    prehensive       -----------------
 per share amounts)                Stock    Stock     Capital   Earnings  Income (loss)      Shares     Amount       Total
==========================================================================================================================
Balance, December 31, 1999        81,004   21,177     137,487    809,517        (2,198) (12,360,278)  (493,497)    553,490

Net loss - 2000                                                 (118,962)                                         (118,962)
Unrealized loss on investments                                                  (4,019)                             (4,019)
Translation adjustment                                                           1,662                               1,662
                                                                                                                   -------
  Comprehensive loss                                                                                              (121,319)

Dividends, $1.00 per share                                       (88,123)                                          (88,123)
Conversion of class B common
 stock into common stock             132     (132)
Capital changes of investee                              (989)                                                        (989)
Premiums on puts                                        8,943                                                        8,943
Sales under stock
 compensation plans                                    (7,960)                              723,606     44,873      36,913
Purchase of treasury stock                                                               (3,715,200)  (230,147)   (230,147)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000       $81,136  $21,045    $137,481   $602,432       $(4,555) (15,351,872) $(678,771)   $158,768
==========================================================================================================================

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE CONSOLIDATED FINANCIAL STATEMENTS include the accounts of the company and its majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. The equity method of accounting is used for companies and other investments in which the company has significant influence, generally this represents common stock ownership or partnership equity of at least 20% and not more than 50% (see Note 5). On May 29, 1998, the company completed the sale of Telerate (formerly, Dow Jones Markets), which was a significant subsidiary of the company. The disposition of this business has had a major impact on the comparability of the company's financial statements. To assist the reader of these financial statements and related notes with comparability, the company has disclosed certain financial information throughout the footnotes excluding the impact of Telerate.

RECLASSIFICATIONS of certain amounts for prior years have been recorded to conform to the current year presentation.

CASH EQUIVALENTS are highly liquid investments with a maturity of three months or less when purchased.

NEWSPRINT INVENTORY is stated at the lower of cost or market. The cost of newsprint is computed by the last-in, first-out (LIFO) method. If newsprint inventory had been valued by the average cost method, it would have been approximately $9,709,000 and $6,725,000 higher in 2000 and 1999, respectively.

INVESTMENTS in marketable equity securities, all of which are classified as available for sale, are carried at their market value in the consolidated balance sheets. The unrealized gains or losses from these investments are recorded directly to Stockholders' Equity. Any decline in market value below the investment's original cost that is determined to be other than temporary as well as any realized gains or losses would be recognized in income (see
Note 15).

DEPRECIATION is computed using straight-line or declining-balance methods over the estimated useful lives of the respective assets or terms of the related leases. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are deducted from the respective accounts and the resulting gain or loss is included in income. The cost of construction of certain long-term assets includes capitalized interest, which is amortized over the life of the related assets. Interest capitalized in 2000, 1999 and 1998 totaled $8.4 million, $4.5 million and $4.8 million, respectively. Maintenance and repairs are charged to expense as incurred. Major renewals, betterments and additions are capitalized.

LONG-LIVED ASSETS are comprised of plant and property, intangible assets and investments. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including discounted value of estimated future cash flows. Assets to be disposed are recorded at the lower of carrying value or estimated net realizable value.

GOODWILL, which is the excess of purchase price over the net assets of businesses acquired, is amortized using the straight-line method over various periods, principally 40 years.

DEFERRED INCOME TAXES are provided for temporary differences in bases between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at tax rates then in effect (see Note 7).

FOREIGN CURRENCY TRANSLATION of assets and liabilities is determined at the appropriate year-end exchange rates, while results of operations are translated at the average rates of exchange in effect throughout the year.
The resultant translation adjustments for subsidiaries whose functional currency is not the U.S. dollar are recorded directly to Stockholders' Equity. Gains or losses arising from translation of financial statements for foreign subsidiaries where the U.S. dollar is the functional currency as well as from all foreign currency transactions are included in income. Foreign exchange included in Other, net in the income statement totaled a loss of $833,000 in 2000, a gain of $285,000 in 1999 and a loss of $4,616,000 in 1998.

FOREIGN-EXCHANGE CONTRACTS are designated as cash flow hedges of anticipated operating expenses that are denominated in foreign currencies. These contracts are entered into to protect against the risk that such expenses will be adversely affected by changes in exchange rates. Such losses could be significant if a major devaluation were to occur. By using these derivative instruments the company is exposed to the adverse effect that a change in currency has on the value of a financial instrument. The company manages this market risk by establishing and monitoring limits as to the degree of risk that may be undertaken. The company's derivative activities are monitored by its treasury and finance functions. Realized gains or losses on foreign currency forward contracts are recognized currently through income and generally offset the transaction losses or gains on the foreign currency cash flows which they are intended to hedge. (See Note 15).

REVENUE from subscriptions to the company's print publications and information services is recognized in income as earned, pro rata on a monthly basis, over the subscription period. Costs in connection with the procurement of subscriptions are charged to expense as incurred. Advertising revenue, net of commissions, is recognized in the period in which the advertisement is displayed. Advertising revenue based on a minimum number of "impressions" is recognized as impressions occur. Revenue from licensing the Dow Jones Averages includes both upfront one-time fees and ongoing revenue. Both upfront fees and ongoing licensing revenue are recognized in income as earned over the license period.

RESEARCH AND DEVELOPMENT expenditures are charged to expense as incurred. Research and development (R&D) expenses were $30,584,000 in 2000, $30,544,000 in 1999 and $60,988,000 in 1998 ($32,029,000 in 1998 excluding Telerate).

USE OF ESTIMATES: The financial statements are prepared in accordance with generally accepted accounting principles which require certain reported amounts to be based on estimates. Actual results could differ from these estimates.

NOTE 2. WRITE DOWN OF INVESTMENTS

BRIDGE

In 1998, the company completed the sale of Telerate to Bridge. The purchase price consisted of $150 million aggregate par value of 5 year, redeemable, convertible, 4% preferred stock of Bridge, which was included in other investments, and cash of $360 million. Under the terms of the sale, Dow Jones retained its guarantee of payments under certain circumstances of certain annual minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities and Market Data Corporation (MDC) under contracts entered into during the period when Telerate was a subsidiary of Dow Jones (contract guarantee). The annual minimum payments average approximately $50 million per year through October 2006. Bridge has agreed to indemnify Dow Jones for any liability Dow Jones incurs under the contract guarantee with respect to periods subsequent to Bridge's purchase of Telerate.

In 1999, Dow Jones acquired approximately 1.78 million shares of SAVVIS Communications Corp. at 50 cents per share for an aggregate cost of $0.9 million and issued subordinated debt to Bridge which had a carrying value (including interest) of $2.9 million. Bridge is SAVVIS' largest customer and shareholder and a significant vendor for technical support services.

Dow Jones accounted for these investments under the cost method; therefore, changes in the value of the investment are not recognized unless there is impairment in value of the investment that is deemed to be "other than temporary." It is the company's policy to continually monitor investments for indications of impairment.

Throughout 2000, Bridge experienced continued operating shortfalls from plan and experienced a need for substantial relief from its bank lenders and additional financing. In the judgment of Dow Jones management, these developments, when combined with the pricing of its third quarter issuance of convertible notes, clearly demonstrated that there was a decline in value of the company's preferred stock holdings. In addition, Bridge notified its lenders that as of September 30, 2000 it was not in compliance with certain financial covenants under its outstanding credit agreement. Bridge's principal shareholder had taken over management of the company and launched several initiatives focused on improving operations, increasing revenues and raising additional capital. However, there was no assurance that these efforts would be successful. These factors, combined with the lack of updated long-term forward projections, left Dow Jones management with insufficient objective evidence to determine that the decline in value of the company's preferred stock holdings was temporary. Using the third quarter convertible notes financing transaction as a benchmark, Dow Jones recorded a charge to earnings in the third quarter of $82.3 million on this investment (there was no tax benefit as this was a capital loss). Also, the company discontinued accruing dividends on its preferred stock holdings effective with the third quarter of 2000. The revised carrying value for this investment at September 30, 2000 was $80.3 million.

Bridge's financial position continued to deteriorate during the fourth quarter, and it continued to experience severe operational difficulties. In December, Bridge informed Dow Jones that Telerate might be late in paying the February 15, 2001 quarterly installment under the data supply contracts described above. Subsequently MDC notified Dow Jones that if Telerate failed to pay the installment (amounting to approximately $12 million), MDC would seek to recover such amount from Dow Jones under the contract guarantee.

During the fourth quarter and continuing into January and early February 2001, Bridge's primary investor, Welsh Carson Anderson & Stowe, engaged in negotiations with Bridge and its lenders in an effort to reach an agreement to restructure Bridge's debt, arrange additional financing and significantly reorganize its operations. However, those negotiations did not reach a successful conclusion and on February 15, 2001 Bridge filed a petition under Chapter 11 of the Bankruptcy Code with a view to seeking a sale of its assets in order to repay its creditors in whole or in part. (Bridge's Chapter 11 filing had been preceded by an involuntary bankruptcy petition filed on February 1, 2001 by one of its creditors, but Bridge's Chapter 11 filing rendered the earlier filing moot.)

Dow Jones understands that Telerate did not make the approximately $12 million quarterly payment described above on February 15, 2001. MDC has commenced a lawsuit against Dow Jones seeking such payment and certain consequential damages that MDC claims have resulted and will result if Dow Jones does not make such payment. Dow Jones has not made such payment and the litigation is proceeding.

In light of the foregoing events, Dow Jones has concluded that its Bridge-related investments have been further impaired, and are now worthless. As a result, in the fourth quarter, the company wrote off $84.1 million representing the entire remaining carrying value of the Bridge preferred stock, the Bridge subordinated debt and the SAVVIS stock.

With respect to the remaining minimum annual payments due from Telerate to MDC described above, Dow Jones believes that MDC and Cantor Fitzgerald have the obligation to cover, mitigate or otherwise reduce and/or avoid any losses or damages under these circumstances, including by securing the best possible commercial terms for the supply of the subject data to a third party or parties. Dow Jones believes that any and all amounts which are received by MDC and/or Cantor Fitzgerald in respect of such data (which Dow Jones believes is marketable and has considerable value) would reduce any liability that Dow Jones might have under the contract guarantee. There is a high degree of uncertainty, however, as to what value the data will have in the marketplace; whether an agreement will be reached by MDC and/or Cantor Fitzgerald to supply the data to a third party or parties; the financial position of such party or parties; and the timing of any such agreement. Therefore, it is not possible for Dow Jones to determine with any certainty that any such offsets would in fact be realized, or at what time or in what amounts. Consequently, the company has established a reserve in the amount of $255 million representing the present value of the total estimated annual minimum payments over the remainder of the contract term (through October 2006) using a discount rate of approximately 6%. The amount of such reserve is reflected as a charge in the fourth quarter of 2000. The company will accrue the discount on the contract guarantee using the interest method. To the extent any offsets against the liability described above become certain or are realized in the future, or if the liability is otherwise reduced or eliminated, Dow Jones will reduce or eliminate the reserve as appropriate and recognize a special gain in the relevant period.

OPTIMARK

The company holds a minority interest in OptiMark Technologies, Inc. consisting of preferred and common shares with an aggregate cost of $12.1 million. OptiMark has significantly restructured its operations and its most recent public filing indicates that there is some question of OptiMark's ability to continue as a going concern, principally because of negative cash flow. Management believes that the carrying value of the company's investment in OptiMark is impaired and that the impairment is other than temporary. As a result the company recorded a charge in the fourth quarter of 2000 to write off the full carrying value of its $12.1 million investment.

NOTE 3.  RESTRUCTURING CHARGES

Operations:

In 1999's second quarter, the company recorded severance associated with the conversion to electronic pagination of The Wall Street Journal of $2.8 million, or $1.6 million after tax, which applied to approximately 70 employees. The layoffs were substantially completed in the second quarter of 2000.

Operating expenses in 1998 included charges associated with restructuring certain business units, collectively totaling $76.1 million ($45.4 million after tax). The charge to operating expenses mainly consisted of employee severance-related costs of $38.8 million (mainly resulting from two voluntary early retirement plans - one for its Ottaway Newspaper unit); a charge of $20 million pertaining to a reduction in leased office space (largely on its principal leased space in New York City) and $17.3 million for write-downs of a U.S. news-editing technology system and other computer equipment. The bulk of the severance was paid in 1998 and the lease termination fee was paid in 1999.

Restructuring charges were as follows:

=============================================================================
(in thousands)                                              1999         1998
-----------------------------------------------------------------------------
Severance                                                 $2,755      $23,572
Write-down of plant and property                                       20,801
Real estate lease terminations                                         18,264
Pension/postretirement benefit
 costs                                                                 11,721
Other                                                                   1,757
-----------------------------------------------------------------------------
     Total restructuring                                  $2,755      $76,115
=============================================================================

Equity in Losses of Associated Companies:

The second quarter of 2000 included a reversal of a 1998 restructuring charge of $3.2 million ($2.1 million after tax) relating to an equity investee, resulting from the favorable disposition of a satellite lease in Europe. The 1998 total charge of $6.5 million ($4.2 million after tax) represented the company's share of additional losses associated with television satellite leases in Asia and Europe that were redundant as a result of joint ventures established in 1997 with CNBC. These charges were due to difficulties in subleasing satellites. Both of these transactions were recorded in Equity in Losses of Associated Companies.

NOTE 4. DISPOSITIONS OF BUSINESSES AND INVESTMENTS

The first quarter of 2000 included a gain of $13.8 million ($9.5 million after tax) from the sale of the company's subsidiary, Dow Jones Financial Publishing Corp., which published Investment Advisor, Asset Management, Property and Realty Stock Review. In the second quarter of 2000, the company sold its minority interest in SportsTicker Enterprises L.P., a leading supplier of real-time sports news and information, for a gain of $6.4 million ($4.8 million after tax). The fourth quarter of 2000 included a net gain of $3.8 million resulting from the exchange of the company's holdings in NextVenue Inc. for shares issued through a merger of iBEAM Broadcasting Corp., an Internet broadcast network that delivers streaming media.

In the first quarter of 1999, the company realized a net gain of $10.6 million from the sale of a portion of its minority interest in OptiMark Technologies, Inc. In the third quarter, a net gain of $57.3 million was recorded from the disposition of the company's holdings in United States Satellite Broadcasting, Inc. The fourth quarter included a loss of $16.3 million from the sale of the company's subsidiary, IDD Enterprises L.P.

In 1998, in addition to the sale of Telerate (see Note 2) the company recorded a first quarter gain of $15.4 million ($10.1 million after tax) on the disposition of the company's interests in WBIS+ TV and Mediatex Communications Corp., publisher of Texas Monthly magazine, and a fourth quarter after-tax gain of $9.2 million from the sale of a portion of its holding in OptiMark Technologies, Inc. and the company's EDGAR Direct business.

No federal tax was provided on the 2000 NextVenue exchange and the 1999 gains as the company utilized a portion of its capital loss carryforward (see
Note 7).

NOTE 5.  INVESTMENTS IN ASSOCIATED COMPANIES, AT EQUITY

On January 1, 2000, Dow Jones contributed its indirect holdings in the Czech business publisher Economia and the German financial news agency VWD to The Wall Street Journal Europe and the company exchanged a 49% interest in The Wall Street Journal Europe for a 22% interest in Handelsblatt, Germany's leading business newspaper and a subsidiary of von Holtzbrinck Group. As a result, Dow Jones' interest in Economia declined to 12% from 23.5% and in VWD to 17% from 33.3%. Minority interests in 2000 largely represent von Holtzbrinck Group's 49% share of the contributed businesses.

On July 1, 1999, the company formed a 50-50 joint venture, Dow Jones Reuters Business Interactive LLC (Factiva), with Reuters Group Plc, into which Dow Jones contributed a significant portion of its interactive business unit. The company's 50% share of the joint venture results is reported in Equity in Losses of Associated Companies in the consolidated financial statements.
Prior to July 1, 1999, results of the interactive business contributed to the joint venture were included in electronic publishing operating results.

At December 31, 2000, the principal components of Investments in Associated Companies, at Equity were the following:

==============================================================================
Investment                    Ownership        Description of business
------------------------------------------------------------------------------
Business News (Asia) Private       50%  Business and financial news television
                                        company broadcasting as CNBC Asia
                                        Pacific, in partnership with NBC

Business News (Europe) L.P.        50   Business and financial news television
                                        company broadcasting as CNBC Europe,
                                        in partnership with NBC

Dow Jones Reuters Business         50   Provides electronic-delivery of
 Interactive LLC (Factiva)              business news and on-line research,
                                        in partnership with Reuters Group Plc.

F.F. Soucy, Inc. & Partners, L.P.  40   Newsprint mill in Quebec, Canada

Handelsblattgruppe-Zeitung GmbH    22   Publisher of Handelsblatt, Germany's
                                        leading business newspaper

HB-Dow Jones S.A.                  42   A part-owner of a publishing company
                                        in the Czech Republic

SmartMoney                         50   Publisher of SmartMoney magazine and
                                        SmartMoney.com, serving the private-
                                        investor market throughout the U.S.
                                        and Canada, in partnership with
                                        Hearst Corp.
==============================================================================

Dow Jones & Company has entered a long-term contract with F.F. Soucy, Inc. & Partners, L.P. covering a substantial portion of its annual newsprint requirements. Operating expenses of the company include the cost of newsprint supplied by F.F. Soucy of $21,345,000 in 2000, $18,954,000 in 1999 and
$22,325,000 in 1998.

Dow Jones performs several services on behalf of Factiva, including the billing and collections of receivables, payroll services and payments to vendors, in addition to leasing Factiva office space. At December 31, Other Receivables included net amounts due from Factiva and Factiva customers of $23.1 million in 2000 and $10.6 million in 1999.

Summarized financial information for the company's equity-basis investments in associated companies, combined, was as follows. The majority of these investments are partnerships, which require the associated tax benefit or expense to be recorded by the parent.

=============================================================================
(in thousands)                               2000          1999          1998
-----------------------------------------------------------------------------
Income statement information:
   Revenues                              $669,887      $339,799      $182,694
   Operating loss                         (13,624)      (35,592)      (41,261)
   Net loss                               (15,487)      (39,537)      (39,615)

Financial position information:
   Current assets                        $255,701      $149,107      $ 80,402
   Noncurrent assets                      182,236       160,346       139,201
   Current liabilities                    200,211       120,920        74,248
   Noncurrent liabilities                  62,481        80,247        50,639
   Net worth                              175,245       108,286        94,716
=============================================================================

NOTE 6.  LONG-TERM DEBT

The company can borrow up to $400 million through June 25, 2001, under a revolving credit agreement with a consortium of banks. Borrowings may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, its certificate of deposit rate or the federal funds rate. An annual fee of .06% is payable on the commitment which the company may terminate or reduce at any time. Prepayment of borrowings may be made without penalty. The company plans to extend the revolving credit agreement prior to its expiration.

The company and the banks amended certain restrictive covenants contained in the revolving credit agreement, including a restriction on net worth, effective December 31, 2000. With respect to restrictive covenants as amended, consolidated indebtedness was approximately $810 million less than the maximum borrowing allowed and the company's cash flow, as defined in the agreement, far exceeded that required.

In December 2000, the company repaid $150 million of 5.75% notes due December 1, 2000. The notes were refinanced through the issuance of commercial paper supported by the company's revolving credit agreement; as such, these notes have been classified as long term (the company can draw down funds under the revolving credit agreement prior to June 25, 2001, which would not be payable until one year from the date drawn).

Interest payments were $10,269,000 in 2000, $9,720,000 in 1999 and $10,970,000 in 1998.

NOTE 7.  INCOME TAXES

The components of consolidated income before income taxes and minority interests were as follows:

=============================================================================
                                                                    Excluding
                                                                     Telerate*
(in thousands)                    2000         1999         1998         1998
-----------------------------------------------------------------------------
Domestic                      $109,441     $469,085     $104,282     $278,897
Foreign                        (33,063)     (51,039)     (32,624)     (21,384)
-----------------------------------------------------------------------------
                              $ 76,378     $418,046     $ 71,658     $257,513
=============================================================================

The following is a reconciliation of income tax expense to the amount derived by multiplying income before income taxes and minority interests by the statutory federal income tax rate of 35%.

================================================================================================
                                                                                       Excluding
                                                                                        Telerate*
                                        % of              % of             % of             % of
                                      Income            Income           Income           Income
                                      Before            Before           Before           Before
(in thousands)                   2000  Taxes       1999  Taxes      1998  Taxes      1998  Taxes
------------------------------------------------------------------------------------------------
Income before income
 taxes and minority
 interests multiplied
 by statutory federal
 income tax rate             $ 26,732   35.0   $146,316   35.0   $25,080   35.0  $ 90,130   35.0
State and foreign taxes,
 net of federal income
 tax effect                    24,788   32.5     20,074    4.8    12,276   17.1    17,132    6.7
Nondeductible capital loss    151,833  198.8                      26,186   36.5
Utilization of capital
 loss carryforward             (3,592)  (4.7)   (18,181)  (4.4)                    (4,290)  (1.7)
Research and development
 credits                       (1,491)  (2.0)    (1,824)  (0.4)   (5,067)  (7.1)   (1,980)  (0.8)
Other, net                     (1,313)  (1.7)      (884)  (0.2)    4,608    6.5     1,599    0.6
------------------------------------------------------------------------------------------------
                             $196,957  257.9   $145,501   34.8   $63,083   88.0  $102,591   39.8
================================================================================================
* Excludes Telerate operations and the loss on sale in 1998.

Excluding the effects of capital gains and losses, the effective tax rate, net of minority interest, was 39.2% in 2000, 39.7% in 1999 and 88% in 1998 (41.4%
excluding Telerate in 1998).

Consolidated income tax expense was as follows:

============================================================================
(in thousands)                   Federal       State     Foreign       Total
----------------------------------------------------------------------------
2000
Currently payable               $156,915     $24,927     $10,742    $192,584
Deferred                           1,975       2,727        (329)      4,373
----------------------------------------------------------------------------
  Total                         $158,890     $27,654     $10,413    $196,957
============================================================================
1999
Currently payable               $113,147     $26,393     $ 8,235    $147,775
Deferred                             809         572      (3,655)     (2,274)
----------------------------------------------------------------------------
  Total                         $113,956     $26,965     $ 4,580    $145,501
============================================================================
1998
Currently payable               $ 71,765     $17,710     $11,684    $101,159
Income tax refund due *          (20,157)                            (20,157)
Deferred                         (13,651)     (3,573)       (695)    (17,919)
----------------------------------------------------------------------------
  Total                         $ 37,957     $14,137     $10,989    $ 63,083
============================================================================
* Relates to a tax capital loss carryback resulting from the Telerate sale, which was received in 1999.

The company's combined current and noncurrent deferred taxes at December 31, 2000 and 1999 consisted of the following deferred tax assets and liabilities:

=============================================================================
                                              Deferred Tax       Deferred Tax
                                                    Assets        Liabilities
(in thousands)                              2000      1999      2000     1999
-----------------------------------------------------------------------------
Depreciation                                                 $48,840  $47,663
Employee benefit plans, including
 deferred compensation                  $ 98,963  $ 97,599
Foreign tax credits                        7,375     6,688
Restructuring charges                                4,913
Investments                               15,369    13,727
Leases                                     6,283     7,755
Capital loss carryforward                182,045   185,824
Unrecognized capital loss carryforward   164,526
Valuation allowance                     (346,571) (185,824)
All other                                  5,539     5,742     5,624    5,324
-----------------------------------------------------------------------------
  Total deferred taxes                  $133,529  $136,424   $54,464  $52,987
=============================================================================

The company may utilize the capital loss carryforward for up to three more years. The company will be able to utilize the unrecognized capital loss carryforward for a period of five years from the year it is recognized for tax purposes. At this time the company has fully reserved both balances. Income tax payments were $200,037,000 in 2000, $141,894,000 in 1999 and $107,101,000
in 1998.

NOTE 8.  CAPITAL STOCK

Common stock and class B common stock have the same dividend and liquidation rights. Class B common stock has ten votes per share, free convertibility into common stock on a one-for-one basis and can be transferred in class B form only to members of the stockholder's family and certain others affiliated with the stockholder.

In September 2000, the company's Board of Directors authorized the repurchase of up to an additional $500 million of the company's common stock over the balance remaining from prior authorizations. Since initial approval in 1998, the company has repurchased 13 million shares at an aggregate cost of $672.9 million. Additionally, as part of the company's stock repurchase program, the company has sold put options. As of December 31, 2000, 2 million shares under puts were outstanding at strike prices (net of put premiums received) ranging from $50.70 to $56.40 per share, with exercise dates through April 2002. The company has the option of net share settlement on these contracts. As of December 31, 2000, approximately $526.8 million remained under board authorization, after reserving for the exercise of outstanding puts.


NOTE 9.  EMPLOYEE STOCK COMPENSATION PLANS

STOCK PURCHASE PLAN:

Under the terms of the Dow Jones 1998 Employee Stock Purchase Plan, eligible employees may purchase shares of the company's common stock based on compensation through payroll deductions or lump sum payment. The purchase price for payroll deductions is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. Lump-sum purchases are made during the offering period at the lower of 85% of the fair market value of the stock on the first day of the purchase period or the payment date.

The activity in the plan was as follows:

=============================================================================
                                                      Shares Subscribed
                        Stock Purchase       --------------------------------
                            Prices             2000         1999         1998
-----------------------------------------------------------------------------
Balance, January 1                           86,773       98,778      141,457
  Shares subscribed                         127,071      149,681      185,474
  Purchases            $40.63 to $62.90    (133,998)    (149,202)    (213,915)
  Terminated/canceled                       (10,609)     (12,484)     (14,238)
-----------------------------------------------------------------------------
Balance, December 31                         69,237       86,773       98,778
=============================================================================

At December 31, 2000, there were 1,563,901 shares available for future offerings.

STOCK OPTION PLANS:

The Dow Jones 1997 Long Term Incentive Plan provides for the grant to key executives of stock options and contingent stock rights (collectively, "plan awards"). The plan is administered by the compensation committee of the Board of Directors, the members of which may not participate in the plan. The Dow Jones 1998 Stock Option Plan provides for grant of stock options to key employees.

Options for shares of common stock may be granted under both plans at not less than the fair market value of the common stock on the date of grant. Options granted since 1998 become exercisable in equal annual installments over three years from the date of grant. All other options outstanding at December 31, 2000 were exercisable. Options expire 10 years from the date of grant.

The activity with respect to options under both plans was as follows:

=============================================================================
(shares in thousands)        2000               1999               1998
                       ----------------   ----------------   ----------------
                              Weighted-          Weighted-          Weighted-
                                Average            Average            Average
                               Exercise           Exercise           Exercise
                       Shares     Price   Shares     Price   Shares     Price
-----------------------------------------------------------------------------
Balance, January 1      3,966    $42.33    4,677    $40.97    5,031    $37.50
  Granted *             1,317     64.27       94     52.07    1,288     49.18
  Exercised              (553)    38.65     (735)    34.18   (1,291)    33.50
  Terminated/canceled    (143)    56.85      (70)    49.71     (351)    48.95
-----------------------------------------------------------------------------
Balance, December 31    4,587    $48.62    3,966    $42.33    4,677    $40.97
=============================================================================
Options exercisable
 at December 31         2,927    $41.95    2,792    $39.20    2,825    $36.39
=============================================================================
* The company has granted the vast majority of stock options and contingent stock rights in the fourth quarter of each year.  In 1999 no such grants were awarded.  Commencing in 2000 most of these grants were awarded in the first quarter of the year.

Options outstanding at the end of 2000 are summarized as follows:

=============================================================================
(shares in thousands)        Options outstanding          Options exercisable
                        --------------------------------  -------------------
                                               Weighted-
                                Weighted-        Average            Weighted-
                                  Average      Remaining              Average
Range of                         Exercise    Contractual             Exercise
Exercise Prices         Shares      Price           Life     Shares     Price
-----------------------------------------------------------------------------
$26.00 to $34.38           933     $31.66      3.8 years        933    $31.66
$35.12 to $44.00           535      37.59      3.5              515     37.34
$45.31 to $54.88         1,863      49.73      7.4            1,449     49.75
$56.56 to $67.13         1,194      63.87      9.1               28     63.66
$68.56 to $75.94            62      72.34      9.4                2     68.56
-----------------------------------------------------------------------------
Balance,
 December 31, 2000       4,587     $48.62      6.7 years      2,927    $41.95
=============================================================================

Contingent stock rights, granted under the Long Term Incentive Plan, entitle the participant to receive future payments in the form of common stock, cash or a combination of both. The compensation ultimately received will depend on the extent to which specific performance criteria are achieved during the four-year performance period, the participant's individual performance and other factors, as determined by the compensation committee. Compensation received could be less than or equal to that specified in the right, but cannot exceed the right.

A summary of contingent stock right activity follows:

=============================================================================
                                               2000         1999         1998
-----------------------------------------------------------------------------
Balance, January 1                          476,612      581,587      513,181
  Granted*                                  159,700        9,250      180,225
  Awarded                                   (67,432)     (41,900)     (42,495)
  Terminated/canceled                      (103,524)     (72,325)     (69,324)
-----------------------------------------------------------------------------
Balance, December 31                        465,356      476,612      581,587
=============================================================================

                                        Year of Grant
                         -----------------------------------------
                          1996     1997     1998     1999     2000    Balance
-----------------------------------------------------------------------------
Rights outstanding     100,256   80,800  122,200    9,250  152,850    465,356
=============================================================================
* The company has granted the vast majority of stock options and contingent stock rights in the fourth quarter of each year.  In 1999 no such grants were awarded.  Commencing in 2000 these grants were awarded in the first quarter of the year.

At December 31, 2000, there were 661,212 shares available for future grants under the long-term incentive plan and 1,860,017 shares available under the stock option plan.

The company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25) and its related interpretations. Under APB 25, stock-based compensation charged to income was $3,406,000 in 2000, $6,920,000 in 1999 and $1,564,000 in 1998. The changes in expense largely reflect the movement in the market price of the company's stock.

Had the company's stock-based compensation been determined by the fair-value based method of SFAS 123, "Accounting for Stock-Based Compensation," the company's net (loss) income and (loss) earnings per share would have been the following adjusted amounts:

=============================================================================
(in thousands except per share amounts)        2000          1999        1998
-----------------------------------------------------------------------------
Net (loss) income:
 Consolidated as reported                 $(118,962)     $272,429      $8,362
 Consolidated adjusted for SFAS 123        (128,394)      266,896       5,765

Per share - diluted:
 Consolidated as reported                     (1.35)         2.99         .09
 Consolidated adjusted for SFAS 123           (1.46)         2.93         .06
=============================================================================

The following table provides the estimated fair value under the Black-Scholes option-pricing model of each option and stock-purchase right granted in years 1998 through 2000, and the significant weighted-average assumptions used in their determination.

=============================================================================
                                   Risk-Free
                                   Interest  Dividend   Expected
                     Fair Value       Rate     Yield       Life    Volatility
-----------------------------------------------------------------------------
Stock Purchase
 Plan Right
   2000                 $15.79         5.7%       2.1%    0.6 years      26.8%
   1999                  11.09         5.1        2.3     0.6            22.7
   1998                  12.39         5.2        2.4     0.6            24.2

Options under Stock
 Option Plans
   2000                 $18.37         6.7%       2.1%    5.0 years      25.5%
   1999                  12.63         5.6        2.3     5.0            23.0
   1998                  10.72         4.7        2.4     5.0            22.3
=============================================================================

NOTE 10.    RETIREMENT AND PENSION PLANS

The company provides retirement plans for a majority of its employees who meet specific length of service requirements. Effective January 1, 2000, the company's Profit Sharing Retirement Plan was renamed the Dow Jones 401(k) Savings Plan. Also, the plan, which was based on a combination of compensation and consolidated net income, was modified to be based on a fixed percentage of compensation and to allow an employer matching opportunity. The contribution for each employee is limited to the amount deductible for income tax purposes. The annual cost of the plan is funded currently.

Substantially all employees who are not covered by the above plans are covered by noncontributory defined benefit pension plans. These plans are not material in respect to charges to operations.

Total retirement and pension plan expenses amounted to $38,945,000, $47,484,000 and $55,607,000 in 2000, 1999 and 1998, respectively ($48,645,000 excluding Telerate in 1998).

NOTE 11.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

For a majority of its full-time employees, the company sponsors a defined benefit postretirement medical plan which provides lifetime health care benefits to retirees who meet specified length of service and age requirements, and their eligible dependents. The plan is unfunded. The company sponsors no additional postretirement benefit plans other than its retirement plans (see Note 10).

The following sets forth the plan's status reconciled with amounts reported in the company's consolidated balance sheets at December 31.

=============================================================================
(in thousands)                                             2000          1999
-----------------------------------------------------------------------------
Benefit obligation at January 1                        $148,479      $151,525
  Service cost                                            6,618         6,452
  Interest cost                                          11,073         9,631
  Plan participant contributions                            603           609
  Plan amendments                                        (2,900)
  Actuarial loss (gain)                                   5,637       (13,724)
  Benefits paid                                          (6,307)       (6,014)
-----------------------------------------------------------------------------
Benefit obligation at December 31                       163,203       148,479
  Unrecognized prior service cost                        (2,228)       (5,446)
  Unrecognized net actuarial gain                         5,454        11,043
-----------------------------------------------------------------------------
Accrued postretirement benefit
 liability at December 31                              $166,429      $154,076
=============================================================================

Pretax postretirement benefit expense included the following components:

=============================================================================
(in thousands)                                     2000       1999       1998
-----------------------------------------------------------------------------
Service cost                                    $ 6,618    $ 6,452    $ 8,267
Interest cost                                    11,073      9,631      9,293
Amortization of prior service cost                  366        603
Special termination benefit                                             5,183
Curtailment gain                                                       (5,600)
-----------------------------------------------------------------------------
  Net periodic postretirement benefit cost      $18,057    $16,686    $17,143
=============================================================================

A 7.75% annual rate of increase in the per capita costs of covered health care benefits was assumed for 2001, gradually decreasing to 5.25% by the year 2006 and remaining at that rate thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2000 by $25.1 million and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 2000 by $3.5 million. Conversely, a one percentage point decline in the assumed health care cost trend rates would lower the benefit obligation at the end of 2000 by $21.2 million and reduce the aggregate of the service and interest cost by
$2.8 million.   A discount rate of 7.5% was used to determine the accumulated postretirement benefit obligation as of December 31, 2000.

At December 31, 1999, the company's accumulated postretirement benefit obligation was calculated using a discount rate of 7.75% and a health care cost trend rate of 8.25% for 2000 decreasing to 5.25% by the year 2006.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Commitments for capital expenditures amounted to $55,546,000 at December 31, 2000.

Noncancelable leases require minimum rental payments through 2014 totaling $258,216,000. Payments required for the years 2001 through 2005 are as follows:

=============================================================================
(in thousands)               2001       2002       2003       2004       2005
-----------------------------------------------------------------------------
                          $53,907    $45,873    $40,412    $36,375    $21,994
=============================================================================

These leases are principally for office space and equipment and contain renewal and escalation clauses. Total rental expense amounted to $70,243,000 in 2000, $70,114,000 in 1999 and $89,391,000 in 1998 ($76,320,000 excluding
Telerate in 1998).

The company has guaranteed payment for office space occupied by certain of its joint ventures. The company's partners in these joint ventures have either directly guaranteed their share of any payments required under these guarantees or agreed to indemnify the company for 50% of any payments the company may be required to make under these guarantees. Dow Jones' share of this obligation totals $22 million through 2011.

Various libel actions, environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate outcome to the company and its subsidiaries as a result of legal proceedings is adequately covered by insurance, or, if not covered, would not have a material effect on the company's financial statements taken as a whole.


NOTE 13.  PER SHARE AMOUNTS

Basic (loss) earnings per share were $(1.35) in 2000, $3.01 in 1999 and $0.09 in 1998. The per share amounts have been computed on the basis of the weighted-average number of shares outstanding (87,854,000 shares in 2000, 90,450,000 shares in 1999 and 95,180,000 shares in 1998).

Diluted (loss) earnings per share have been computed as follows:

=============================================================================
(in thousands except
 per share amounts)                        2000 (2)         1999      1998 (3)
-----------------------------------------------------------------------------
Net (loss) income                        $(118,962)     $272,429       $8,362

Weighted-average shares
 outstanding - basic                        87,854        90,450       95,180
Stock options                                                559          961
Other, principally contingent
 stock rights                                                142          263
                                            ------        ------       ------
Weighted-average shares
 outstanding - diluted (1)                  87,854        91,151       96,404

Diluted (loss) earnings per share           $(1.35)        $2.99         $.09
=============================================================================
(1) The diluted average shares outstanding have been determined by assuming the proceeds from the exercise of outstanding options were used to acquire treasury stock at the average market value of the stock during the year.






(2) Options and contingent stock rights outstanding at December 31, 2000, as shown in Note 9 to the financial statements, have been excluded from the diluted loss per share in 2000 because to include such securities would be antidilutive. Including the dilution from outstanding options and contingent stock rights would have resulted in weighted-average diluted shares outstanding of 88,755,000 for the year 2000.

(3) Options to purchase 888,000 shares in 1998 at $50.75 were excluded from the diluted earnings per share calculation because the options' exercise prices were greater than the average market price for 1998 and to include such securities would be antidilutive.

NOTE 14.  BUSINESS SEGMENTS

Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations. Electronic publishing includes the operations of Dow Jones Newswires, Dow Jones Indexes, WSJ.com, dowjones.com (up to April 1, 2000 when it was contributed to Work.com) and other. Prior year results included Dow Jones Interactive, a significant portion of which was contributed to Factiva on July 1, 1999. Ottaway Newspapers, the community newspapers segment, publishes 19 daily newspapers and 15 weekly newspapers in communities throughout the U.S.

The company's operations by business segment and geographic area were as follows:

Financial Data by Business Segment

=============================================================================
(in thousands)                                 2000         1999         1998
-----------------------------------------------------------------------------
REVENUES (1)
Print publishing                         $1,518,946   $1,320,797   $1,161,939
Electronic publishing (2)                   327,569      349,998      393,178
Community newspapers                        356,103      331,040      317,087
                                         ----------   ----------   ----------
  Segment revenues                        2,202,618    2,001,835    1,872,204
Divested operations - Telerate                                        285,902
                                         ----------   ----------   ----------
  Consolidated revenues                  $2,202,618   $2,001,835   $2,158,106
-----------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES
 AND MINORITY INTERESTS
Print publishing                         $  400,157   $  307,037   $  173,582
Electronic publishing (2)                    40,297       35,110       56,060
Community newspapers                         94,482       84,959       44,760
Corporate                                   (36,710)     (37,565)     (22,602)
                                         ----------   ----------   ----------
  Segment operating income (3)              498,226      389,541      251,800
Divested operations - Telerate                                        (33,227)
                                         ----------   ----------   ----------
  Consolidated operating income             498,226      389,541      218,573
Equity in losses of associated companies    (17,182)     (27,907)     (21,653)
Gain (loss) on disposition of
 businesses and investments                  24,053       51,945     (126,085)
Reserve for contract guarantee             (255,308)
Write-down of investments                  (178,499)
Other income, net                             5,088        4,467          823
                                         ----------   ----------   ----------
  Income before income taxes and
   minority interests                    $   76,378   $  418,046   $   71,658
-----------------------------------------------------------------------------

=============================================================================
(in thousands)                                 2000         1999         1998
-----------------------------------------------------------------------------
EBITDA (4)
Print publishing                         $  465,122   $  372,354   $  272,005
Electronic publishing (2)                    65,558       58,372       88,409
Community newspapers                        111,716      102,804       78,644
Corporate                                   (36,285)     (37,565)     (22,602)
                                         ----------   ----------   ----------
  Segment EBITDA                            606,111      495,965      416,456
Divested operations - Telerate                                         20,671
                                         ----------   ----------   ----------
  Consolidated EBITDA                    $  606,111   $  495,965   $  437,127
-----------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION EXPENSE
Print publishing                         $   64,965   $   62,562   $   48,509
Electronic publishing                        25,261       23,262       22,488
Community newspapers                         17,234       17,845       17,544
Corporate                                       425
                                         ----------   ----------   ----------
  Segment depreciation and
   amortization expense                     107,885      103,669       88,541
Divested operations - Telerate                                         53,898
                                         ----------   ----------   ----------
  Consolidated depreciation and
   amortization expense                  $  107,885   $  103,669   $  142,439
-----------------------------------------------------------------------------
ASSETS AT DECEMBER 31
Print publishing                         $  869,618   $  813,623   $  667,422
Electronic publishing                       171,224      183,379      195,575
Community newspapers                        194,777      203,637      213,884
                                         ----------   ----------   ----------
  Segment assets                          1,235,619    1,200,639    1,076,881
Cash and investments                        126,437      312,074      407,141
                                         ----------   ----------   ----------
  Consolidated assets                    $1,362,056   $1,512,713   $1,484,022
-----------------------------------------------------------------------------
CAPITAL EXPENDITURES
Print publishing                         $  157,553   $  161,414   $  120,699
Electronic publishing                        22,068       21,243       38,719
Community newspapers                          7,414        8,082       11,075
                                         ----------   ----------   ----------
  Segment capital expenditures              187,035      190,739      170,493
Divested operations - Telerate                                         55,341
                                         ----------   ----------   ----------
  Consolidated capital expenditures      $  187,035   $  190,739   $  225,834
=============================================================================

Financial Data by Geographic Area

=============================================================================
(in thousands)                                 2000         1999         1998
-----------------------------------------------------------------------------
REVENUES (5)
United States                            $2,008,987   $1,840,716   $1,795,755
International                               193,631      161,119      362,351
                                         ----------   ----------   ----------
  Consolidated revenues                  $2,202,618   $2,001,835   $2,158,106
-----------------------------------------------------------------------------
PLANT AND PROPERTY, NET OF
 ACCUMULATED DEPRECIATION
United States                            $  743,660   $  661,113   $  587,700
International                                17,203       15,299       14,417
                                         ----------   ----------   ----------
  Consolidated plant and property, net   $  760,863   $  676,412   $  602,117
=============================================================================

                                     -50-

Notes:
(1) Revenues shown represent revenues from external customers. Transactions between segments are not significant.

(2) The company's share of Factiva's results is included in Equity in Losses in Associated Companies in the consolidated financial statements. Prior to July 1, 1999, results of the interactive business were included in the company's electronic publishing revenue, expenses and operating income. Had 50% of Factiva's results been included, electronic publishing 2000 revenue would have been $443 million, up 9.7% from $403.7 million in 1999, following a 2.7% increase from 1998; operating income would have been $45.2 million, up 48%, following a 54% decline from 1998; EBITDA would have been $76.9 million in 2000, $54.7 million in 1999 and $88.4 million in 1998.

Excluding restructuring charges, but including the company's 50% share of Factiva, segment operating income was as follows:


   (in thousands)                               2000        1999        1998
                                                ----        ----        ----
   Print publishing                         $400,157    $309,792    $223,496
   Electronic publishing                      45,165      30,438      65,921
   Community newspapers                       94,482      84,959      61,100
   Corporate                                 (36,710)    (37,565)    (22,602)
                                            --------    --------    --------
                                            $503,094    $387,624    $327,915

   Equity in earnings (losses) of Factiva   $  4,868    $ (4,672)

(3) Included within segment operating income in 1999 and 1998 were restructuring charges as follows:


   (in thousands)                                           1999        1998
                                                            ----        ----
   Print publishing                                       $2,755     $49,914
   Electronic publishing                                               9,861
   Community newspapers                                               16,340
                                                          ------      ------
     Total restructuring                                  $2,755     $76,115

Approximately $20 million of the 1998 restructuring charge for the print publishing segment reflected a noncash write-down of plant and property.

(4) EBITDA is computed by the company as operating income excluding depreciation, amortization and restructuring charges. EBITDA is a measure used by the company's management in determining a business unit's performance. EBITDA is not a measure of performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net income as a measure of performance, nor as a substitute for cash flow as a measure of liquidity. EBITDA is a component of a covenant of the company's credit agreement that limits the company's ability to incur additional future indebtedness. EBITDA is not a measure of funds available for management's use. Management believes that EBITDA is a standard measure of operating performance that is commonly used by investors and analysts to analyze and compare other communication companies. EBITDA may be calculated differently by other companies and investors should not view the company's calculation of EBITDA as an alternative to GAAP measurements such as operating income, net income and cash flows provided by or used in operating, investing and financing activities.

(5) In 1998, excluding Telerate, revenues were $1.872 billion:
      United States - $1.705 billion and International - $167 million.

NOTE 15.  FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The carrying values of the company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The fair value of the following financial instruments, as of December 31, 2000 and 1999, was determined primarily by reference to dealer markets and market prices.

=============================================================================
(in thousands)                                Fair Value       Carrying Value
-----------------------------------------------------------------------------
2000
Other investments                               $ 11,219             $ 11,219
Long-term debt                                   150,865              150,865
-----------------------------------------------------------------------------
1999
Other investments                               $217,172             $174,727
Long-term debt                                   148,875              149,945
=============================================================================

Other investments included marketable equity securities, namely shares in Nation Multimedia Group Public Co., Ltd (NMG), a media company in Thailand (2000 and 1999); Sohu.com Inc. a leading Internet portal in China (2000); and iBEAM Broadcasting Corp., an Internet broadcast network that delivers streaming media (2000). As of December 31, 2000, the market value of these shares was $6.7 million reflecting a gross unrealized gain of $1.7 million and a gross unrealized loss of $6.7 million. The balance of the other investments is carried at original cost. At December 31, 1999, the fair value of NMG was $6.4 million, reflecting a gross unrealized loss of $.9 million.

Included in other investments at December 31, 1999 were $150 million of 5 year, convertible, 4% Bridge preferred stock, accrued dividends on the stock and a note receivable from Bridge with a total carrying value of $162.3 million. Also included were shares of SAVVIS Communications Corp. (SAVVIS), a provider of Internet backbone and high-speed access with a carrying value of $.9 million. SAVVIS completed an initial public offering in February 2000, with Bridge its majority owner and its largest customer. In addition, other investments included the company's investment in OptiMark Technologies, Inc. See Note 2 "Write Down of Investments".

Foreign Currency Forward Exchange Contracts

The forward contracts establish the exchange rates at which the company will purchase the contracted amount of local currencies for specified foreign currencies at a future date. Forward exchange contracts mature at the anticipated cash requirement date of the hedged transaction, within one year. At December 31, 2000, the company had outstanding foreign currency forward contracts for the euro of $29 million and British pound of $29.5 million. At December 31, 2000, the unrealized gain on these contracts of $2.4 million was included in Foreign Currency Translation Adjustment on the balance sheets. There were no contracts outstanding at December 31, 1999.

Concentrations of Credit Risk

Financial instruments that potentially could subject the company to concentrations of credit risk consist largely of trade accounts receivable. The company sells print and electronic information products worldwide to a wide variety of customers in the financial, business and private investor marketplaces. The concentration of credit risk with respect to trade receivables is slight due to the large number and geographic dispersion of customers that comprise the company's customer base.

NOTE 16.  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The summary of unaudited 2000 and 1999 quarterly financial data was as follows:

=============================================================================
(in thousands except                        Quarters
 per share amounts)        --------------------------------------
                           First     Second      Third     Fourth        Year
-----------------------------------------------------------------------------
2000
  Revenues              $550,752   $593,157   $500,290   $558,419  $2,202,618
  Operating income       135,509    157,905     83,267    121,545     498,226
  Net income (loss) (1)   88,670    100,563    (33,896)  (274,299)   (118,962)
  Per share*:
    Basic                    .99       1.15       (.39)     (3.15)      (1.35)
    Diluted                  .98       1.13       (.39)     (3.15)      (1.35)
-----------------------------------------------------------------------------
1999
  Revenues              $462,082   $510,571   $469,795   $559,387  $2,001,835
  Operating income        72,814    104,812     84,143    127,772     389,541
  Net income (2)          51,522     57,212    102,801     60,894     272,429
  Per share*:
    Basic                    .56        .63       1.14        .68        3.01
    Diluted                  .56        .62       1.13        .67        2.99
=============================================================================

(1) In 2000, the company recorded a net gain of $18.1 million on the sales of businesses and investments: $9.5 million on the sale of its subsidiary, Dow Jones Financial Publishing Corp. (first quarter); $4.8 million on the sale of its minority interest in SportsTicker Enterprises L.P. (second quarter); and $3.8 million on the exchange of the company's holdings in NextVenue Inc. for shares issued through a merger of iBEAM Broadcasting Corp. (fourth quarter). The company recorded write-downs totaling $178.5 million on its investments in 2000: $82.3 million on its Bridge Information Systems, Inc. preferred stock in the third quarter; and $84.1 million on the remaining value of its Bridge-related investments and $12.1 million on its OptiMark Technologies, Inc. investment in the fourth quarter. In addition, the company recorded a fourth quarter reserve of $255 million for a contract guarantee related to the Telerate sale. Also, the company recorded a reversal of a 1998 restructuring charge of $3.2 million ($2.1 million after tax) relating to an equity investee, in the second quarter.

(2) In 1999, the company recorded a net gain of $51.6 million on the sales of businesses and investments: $10.6 million on the sale of a portion of the company's minority interest in OptiMark Technologies, Inc. (first quarter); $57.3 million on the sale of United States Satellite Broadcasting, Inc. (third quarter); and a net loss of $16.3 million on the sale of IDD Enterprises L.P. (fourth quarter). Operating income in 1999 included a second quarter restructuring charge of $2.8 million ($1.6 million after tax).

* Per share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

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

The Board of Directors, through its audit committee consisting solely of outside directors, is responsible for reviewing and monitoring the company's financial reporting and accounting practices. The audit committee meets regularly with management, internal auditors and independent accountants - - both separately and together. The internal auditors and the independent accountants have free access to the audit committee to review the results of their audits, the adequacy of internal accounting controls and the quality of financial reporting.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of (loss) income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Dow Jones & Company, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.








PRICEWATERHOUSECOOPERS LLP

New York, New York
January 25, 2001, except as to Note 2, which is as of February 15, 2001

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.



PART III.
ITEM 10.  Directors and Executive Officers of the Registrant.

The information required by this item with respect to directors of the company is incorporated by reference to the tables, including the footnotes thereto, titled "Nominees for Election at the Annual Meeting," "Incumbent Directors (Class of 2002)" and "Incumbent Directors (Class of 2003)" in the 2001 Proxy Statement and to the material in footnote 5 to the table under the caption "Security Ownership of Directors and Management" in the 2001 Proxy Statement. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement. For the information required by this item relating to executive officers, see Part I, page 10 of this 2000
Form 10-K.



ITEM 11.  Executive Compensation.

The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the captions "Executive Compensation," "Separation Plan for Senior Management" and "Jerome
H. Bailey Retirement Agreement" in the 2001 Proxy Statement, and to the material in the fifth through eighth paragraphs preceding the "Executive Compensation" section in the 2001 Proxy Statement.



ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Management" in the 2001 Proxy Statement.



ITEM 13.  Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to footnotes 3, 5 and 6 to the tables titled "Nominees for Election at the Annual meeting," "Incumbent Directors (Class of 2002)" and "Incumbent Directors (Class of 2003)" in the 2001 Proxy Statement.

PART IV.
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

14(a)(1)Financial Statements:                                  Page Reference
                                                               --------------
Included in Part II, Item 8 of this report:

   Consolidated statements of (loss) income for the
   years ended December 31, 2000, 1999 and 1998                        27

   Consolidated statements of cash flows for the
   years ended December 31, 2000, 1999 and 1998                        28

   Consolidated balance sheets, December 31, 2000
   and 1999                                                         29 - 30

   Consolidated statements of stockholders' equity
   for the years ended December 31, 2000, 1999 and 1998             31 - 32

   Notes to financial statements                                    33 - 53

   Statement of management's responsibility for
   financial statements                                                54

   Report of independent accountants                                   55


 (a)(2) Financial Statement Schedule:

Included in Part IV of this report:

   Report and consent of independent accountants                       62

   Schedule II - Valuation and qualifying accounts and reserve         63


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

  10.7 Dow Jones 1992 Long term Incentive Plan is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended March 31, 1992.

  10.8 Dow Jones 1997 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended March 31, 1997.

  10.9 Retirement Agreement dated December 30, 1997 between the company and Mr. Valenti is hereby incorporated by reference to Exhibit
          10.11 to its Form 10-K for the year ended December 31, 1997.

  Exhibit
  Number                          Document
  -------                         --------
  10.10 Dow Jones 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.12 to its Form 10-Q for the quarter ended March 31, 1998.

  10.11 Separation Plan for Senior Management is hereby incorporated by reference to Exhibit 10.13 to its Form 10-K for the year ended December 31, 1998.

  10.12 Separation Agreement and Release of Claims dated December 2,1998 between the company and Mr. Kenneth L. Burenga is hereby incorporated by reference to Exhibit 10.14 to its Form 10-K for the year ended December 31, 1998.

  10.13 Amended and Restated Credit Agreement, dated as of June 27, 2000 is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended June 30, 2000.

* 10.14 Retirement Agreement dated October 30, 2000 between the company and Mr. Bailey.

* 10.15 First Amendment, dated December 31, 2000, to the Amended and Restated Credit Agreement dated as of June 27, 2000.

  21      List of Subsidiaries

  23 Consent of PricewaterhouseCoopers LLP, independent accountants, is contained on page 62 of this report.

* Securities and Exchange Commission and New York Stock Exchange copies only.


  (b) Reports on Form 8-K

    Form 8-K, dated December 06, 2000
    Form 8-K, dated December 22, 2000

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            DOW JONES & COMPANY, INC.






Dated: March 7, 2001                        By: /s/ Christopher W. Vieth
                                               -------------------------
                                                  Christopher W. Vieth
                                                  Corporate Controller
                                               (Chief Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Signature                       Title                      Date
 ---------                       -----                      ----

 Peter R. Kann
--------------------------       Chairman of the Board      March 7, 2001
                                 Chief Executive Officer

 Richard F. Zaninno
--------------------------       Executive Vice President   March 7, 2001
                                 Chief Financial Officer

 Rand V. Araskog
--------------------------       Director                   March 7, 2001


 Christopher Bancroft
--------------------------       Director                   March 7, 2001


 William C. Cox
--------------------------       Director                   March 7, 2001


 Harvey Golub
--------------------------       Director                   March 7, 2001

 Signature                       Title                      Date
 ---------                       -----                      ----

 Leslie Hill
--------------------------       Director                   March 7, 2001


 Irvine O. Hockaday, Jr.
--------------------------       Director                   March 7, 2001


 Vernon E. Jordan
--------------------------       Director                   March 7, 2001


 M. Peter McPherson
--------------------------       Director                   March 7, 2001


 Frank N. Newman
--------------------------       Director                   March 7, 2001


 James H. Ottaway, Jr.
--------------------------       Director                   March 7, 2001


 William C. Steere, Jr.
--------------------------       Director                   March 7, 2001

        INDEPENDENT ACCOUNTANTS' REPORT ON FINANCIAL STATEMENT SCHEDULE
        ---------------------------------------------------------------

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 25, 2001, except as to Note 2, which is as of February 15, 2001, appearing in the 2000 Annual Report to Shareholders of Dow Jones & Company, Inc. (which report and consolidated financial statements are incorporated in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICEWATERHOUSECOOPERS LLP

New York, New York
January 25, 2001




                    CONSENT OF INDEPENDENT ACCOUNTANTS
                    ----------------------------------

We consent to the incorporation in the Registration Statements on Form S-3 (File No. 333-02071) and Form S-8 (File Nos. 2-72684, 33-45962, 33-45963, 33-
49311, 33-55079, 333-57175, 333-70921, and 333-67523) of Dow Jones & Company,
Inc. of our report dated January 25, 2001, except as to Note 2, which is as of February 15, 2001, which appears in the Annual Report to Stockholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation of our report dated January 25, 2001 relating to the financial statement schedule, which appears above.





PRICEWATERHOUSECOOPERS LLP

New York, New York
March 7, 2001

                                                                                           Schedule II
                                             DOW JONES & COMPANY
                                             and its Subsidiaries

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            for the years ended December 31, 2000, 1999 and 1998
                                                (in thousands)
Additions
                                                   -------------------------
                                      Balance at   Charged to       Charged                        Balance
                                       Beginning     Cost and      to Other                         at End
Description                            of Period     Expenses     Accounts(A)    Deductions      of Period
-----------                           ----------   ----------     ----------     ----------      ---------
Year ended December 31, 2000:
  Reserves deducted from assets -
    Allowance for doubtful accounts     $  5,919     $  6,917         $1,213        $ 7,672 (B)   $  6,377
                                        ========     ========         ======        =======       ========

  Tax valuation allowance               $185,824     $164,526            -              -         $346,571
                                        ========     ========         ======        =======       ========

Year ended December 31, 1999:
  Reserves deducted from assets -
    Allowance for doubtful accounts     $  6,641     $  3,228         $  767        $ 4,717 (B)   $  5,919
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