Form 10-Q
period 2001-03-31
DOW JONES & CO INC
filed 2001-05-15
CIK 29924

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001


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

   The number of shares outstanding of each of the issuer's classes of common stock on March 31, 2001: 65,428,197 shares of Common Stock and 20,927,632 shares of Class B Common Stock

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                         Dow Jones & Company, Inc.

=========================================================================
(in thousands, except                             Quarters Ended March 31
 per share amounts)                                  2001            2000
-------------------------------------------------------------------------
Revenues:
Advertising                                      $276,189        $368,619
Information services                               73,177          67,074
Circulation and other                             110,502         115,059
-------------------------------------------------------------------------
  Total revenues                                  459,868         550,752
-------------------------------------------------------------------------
Expenses:
News, operations and development                  138,136         131,395
Selling, administrative and general               170,145         166,420
Newsprint                                          43,114          41,711
Print delivery costs                               49,319          48,842
Depreciation and amortization                      28,613          26,875
Restructuring                                      14,885
-------------------------------------------------------------------------
  Operating expenses                              444,212         415,243
-------------------------------------------------------------------------
  Operating income                                 15,656         135,509

Other income (deductions):
Investment income                                     554           2,803
Interest expense                                      (69)           (347)
Equity in losses of associated companies          (10,777)         (9,030)
Gain on disposition of
 businesses and investments                                        13,769
Contract guarantee                                  2,156
Other, net                                            295             648
-------------------------------------------------------------------------
Income before income taxes and
 minority interests                                 7,815         143,352
Income taxes                                        3,171          55,999
-------------------------------------------------------------------------
Income before minority interests                    4,644          87,353
Minority interests                                  1,535           1,317
-------------------------------------------------------------------------
Net income                                       $  6,179        $ 88,670
=========================================================================
Per share:
Net income per share:
  - Basic                                            $.07            $.99
  - Diluted                                           .07             .98
Weighted-average shares outstanding:
  - Basic                                          86,762          89,206
  - Diluted                                        87,408          90,198

Cash dividends declared                              $.25            $.25
-------------------------------------------------------------------------
Comprehensive income                             $    838        $122,350
=========================================================================

See notes to condensed consolidated financial statements.

                         CONDENSED CONSOLIDATED
                  STATEMENTS OF CASH FLOWS (Unaudited)
                        Dow Jones & Company, Inc.

=========================================================================
                                              Three Months Ended March 31
(in thousands)                                        2001           2000
-------------------------------------------------------------------------
Operating Activities:
Net income                                        $  6,179      $  88,670
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                       28,613         26,875
Gain on disposition of businesses
 and investments                                                  (13,769)
Changes in assets and liabilities                   11,555         41,071
Other, net                                           8,560          7,055
-------------------------------------------------------------------------
    Net cash provided by operating activities       54,907        149,902
-------------------------------------------------------------------------
Investing Activities:
Additions to plant and property                    (42,079)       (48,964)
Businesses and investments acquired                (13,356)       (10,232)
Disposition of businesses and investments              335         20,260
Other, net                                           1,034          1,367
-------------------------------------------------------------------------
    Net cash used in investing activities          (54,066)       (37,569)
-------------------------------------------------------------------------
Financing Activities:
Cash dividends                                     (21,719)       (22,468)
Increase in long-term debt                          37,444
Repurchase of treasury stock, net of
 put premiums                                      (41,839)       (89,497)
Proceeds from sales under stock
 compensation plans                                  6,101         11,089
-------------------------------------------------------------------------
    Net cash used in financing activities          (20,013)      (100,876)
-------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents   (19,172)        11,457
Cash and cash equivalents at beginning of year      49,347         86,388
-------------------------------------------------------------------------
Cash and cash equivalents at March 31             $ 30,175      $  97,845
=========================================================================

See notes to condensed consolidated financial statements.

                          CONDENSED CONSOLIDATED
                        BALANCE SHEETS (Unaudited)
                        Dow Jones & Company, Inc.

=========================================================================
                                                 March 31     December 31
(in thousands)                                       2001            2000
-------------------------------------------------------------------------
Assets:
Cash and cash equivalents                      $   30,175      $   49,347
Accounts receivable-trade, net                    206,420         236,284
Newsprint inventory                                12,384          13,109
Deferred income taxes                               7,723           7,749
Other current assets                               50,465          61,754
-------------------------------------------------------------------------
  Total current assets                            307,167         368,243
-------------------------------------------------------------------------
Investments in associated companies,
 at equity                                         66,365          65,871
Other investments                                   8,508          11,219

Plant and property, at cost                     1,662,563       1,625,479
Less, accumulated depreciation                    892,064         864,616
-------------------------------------------------------------------------
                                                  770,499         760,863
Goodwill, less accumulated amortization            73,140          73,840
Deferred income taxes                              75,017          71,316
Other assets                                       11,814          10,704
-------------------------------------------------------------------------
  Total assets                                 $1,312,510      $1,362,056
=========================================================================
Liabilities:
Accounts payable and accrued liabilities       $  306,790      $  346,289
Income taxes                                       27,703          27,658
Unearned revenue                                  218,387         213,277
-------------------------------------------------------------------------
  Total current liabilities                       552,880         587,224
Long-term debt                                    188,309         150,865
Other noncurrent liabilities                      458,418         456,606
-------------------------------------------------------------------------
  Total liabilities                             1,199,607       1,194,695
-------------------------------------------------------------------------

Minority Interests in Subsidiaries                  7,058           8,593

Stockholders' Equity:
Common stock                                      102,181         102,181
Additional paid-in capital                        131,797         137,481
Retained earnings                                 586,892         602,432
Accumulated other comprehensive loss               (9,896)         (4,555)
-------------------------------------------------------------------------
                                                  810,974         837,539
Less, treasury stock, at cost                     705,129         678,771
-------------------------------------------------------------------------
  Total stockholders' equity                      105,845         158,768
-------------------------------------------------------------------------
  Total liabilities and stockholders' equity   $1,312,510      $1,362,056
=========================================================================

See notes to condensed consolidated financial statements.

                       NOTES TO FINANCIAL STATEMENTS
                         Dow Jones & Company, Inc.

1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of March 31, 2001, and December 31, 2000, and the consolidated results of operations for the three-month periods ended March 31, 2001 and 2000 and the consolidated cash flows for the three-month periods then ended. In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim periods presented. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. The first quarter of 2001 included a restructuring charge of $12.7 million ($7.8 million after tax, or $.09 per diluted share) for employee severance related to a general workforce reduction in all segments. Approximately 250 employees will be severed, through either layoffs or voluntary retirement. Most of the severance charge will be paid in the second quarter of 2001. In addition, the company took a restructuring charge of $2.2 million ($1.3 million after tax, or $.01 per diluted share) for asset write-downs associated with the company's online businesses which were made obsolete or redundant and abandoned as a result of the restructuring plan. These charges were included in first quarter operating expenses. Also in the first quarter, the company recorded a charge of $2.4 million ($1.6 million after tax, or $.02 per diluted share) to Equity in Losses of Associated Companies for costs related to the shut-down of Work.com, a joint venture with Excite@Home.

3. The first quarter of 2001 included a net gain of $2.2 million, or $.02 per diluted share, related to a reserve of a contract guarantee. In 2000, the company established a reserve for payments that the company may have to make on behalf of Bridge Information Systems in connection with Dow Jones' guarantee of certain minimum annual payments for data acquired by Dow Jones' former Telerate subsidiary from Cantor Fitzgerald Securities and Market Data Corporation. Dow Jones sold Telerate to Bridge Information Systems in 1998. Bridge is currently in bankruptcy, but made a portion of the payment due in the first quarter, which was partly offset by the amortization of the present value discount on the contract guarantee.

4. The first quarter of 2000 included a net gain of $9.5 million, or $.10 per diluted share, from the sale of the company's subsidiary, Dow Jones Financial Publishing Corp.

5.  Comprehensive income was computed as follows:

=========================================================================
                                                  Quarters Ended March 31
(in thousands)                                    2001               2000
-------------------------------------------------------------------------
Net income                                     $ 6,179           $ 88,670

Foreign currency translation
 adjustments                                    (2,778)            (1,454)

Unrealized (loss) gain on investments           (2,563)            35,134
-------------------------------------------------------------------------
Comprehensive income                           $   838           $122,350
=========================================================================

6.  Diluted earnings per share have been computed as follows:

==========================================================================
(in thousands, except                              Quarters Ended March 31
 per share amounts)                                2001               2000
--------------------------------------------------------------------------
Net income                                      $ 6,179            $88,670

Weighted-average shares
 outstanding - basic                             86,762             89,206
  Stock options                                     332                569
  Other, principally
   contingent stock rights                          314                423
--------------------------------------------------------------------------
Weighted-average shares
 outstanding - diluted                           87,408             90,198

Diluted earnings per share                         $.07               $.98
==========================================================================

7. Various libel actions and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate outcome to the company and its subsidiaries as a result of legal proceedings is adequately covered by insurance or, if not covered, would not have a material effect on the company's financial statements taken as a whole.

8. The following table compares revenues, income before income taxes and minority interests and EBITDA by business segment for the quarters ended March 31, 2001 and 2000. EBITDA is computed by the company as operating income excluding depreciation, amortization and restructuring charges. EBITDA is a measure used by the company's management in determining a business unit's performance. EBITDA is not a measure of performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net income as a measure of performance, nor as a substitute for cash flow as a measure of liquidity. EBITDA is not a measure of funds available for management's use. EBITDA is a component of a covenant of the company's credit agreement that limits the company's ability to incur certain additional future indebtedness. Management believes that EBITDA is a standard measure of operating performance that is commonly used by investors and analysts to analyze and compare other communication companies. EBITDA may be calculated differently by other companies and investors should not view the company's calculation of EBITDA as an alternative to GAAP measures such as operating income, net income and cash flows provided by or used in operating, investing and financing activities.

                           SEGMENT INFORMATION

=========================================================================
                                                  Quarters Ended March 31
(in thousands)                                       2001            2000
-------------------------------------------------------------------------
Revenues:
Print publishing                                 $298,573        $391,017
Electronic publishing                              81,398          79,083
Community newspapers                               79,897          80,652
                                                 --------        --------
     Consolidated revenues                       $459,868        $550,752
-------------------------------------------------------------------------
Income before income taxes and
 minority interests:
Print publishing                                 $ 11,854        $118,722
Electronic publishing                               2,884           9,864
Community newspapers                               14,198          17,846
Corporate                                         (13,280)        (10,923)
                                                 --------        --------
     Consolidated operating income                 15,656         135,509

Equity in losses of associated companies          (10,777)         (9,030)
Gain on disposition
 of businesses and investments                                     13,769
Contract guarantee                                  2,156
Other income, net                                     295           3,104
                                                 --------        --------
     Income before income taxes and
      minority interests                         $  7,815        $143,352
-------------------------------------------------------------------------
EBITDA:
Print publishing                                 $ 37,981        $135,411
Electronic publishing                              14,439          15,604
Community newspapers                               18,682          22,176
Corporate                                         (11,948)        (10,807)
                                                 --------        --------
     Consolidated EBITDA                         $ 59,154        $162,384

EBITDA Margin:
Print publishing                                     12.7%           34.6%
Electronic publishing                                17.7            19.7
Community newspapers                                 23.4            27.5
     All segments                                    12.9            29.5
=========================================================================

Restructuring charges were included in 2001's operating income as follows: print publishing - $8,567,000; electronic publishing - $4,949,000; community newspapers - $321,000; and corporate - $1,048,000.

Excluding restructuring charges, segment operating income was as follows:

=========================================================================
                                                  Quarters Ended March 31
(in thousands)                                       2001            2000
-------------------------------------------------------------------------
Print publishing                                 $ 20,421        $118,722
Electronic publishing                               7,833           9,864
Community newspapers                               14,519          17,846
Corporate                                         (12,232)        (10,923)
                                                 --------        --------
   Consolidated operating income                 $ 30,541        $135,509
=========================================================================

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000

Net income for the first quarter of 2001 was $6.2 million, or $.07 per diluted share, a decline of $82.5 million, or 93%, from $88.7 million, or $.98 per diluted share, earned a year ago. The company recorded a net loss of $8.5 million, or $.10 per diluted share, for special items in 2001's first quarter versus a net gain of $9.5 million, or $.10 per diluted share in like 2000 period. Excluding special items in both years, earnings per share of $.17 were down $.71, or 81%, from $.88 last year.

The company's advertising-supported businesses experienced a significant slowdown in the first quarter of 2001. The lower advertising revenues have resulted in significantly reduced operating income. Consequently, the company had to move aggressively to reduce expenses and better align them with the new revenue environment. The company took a first quarter of 2001 restructuring charge of $12.7 million ($7.8 million after tax, or $.09 per diluted share) for employee severance related to a general workforce reduction in all segments. Approximately 250 employees will be severed, through either layoffs or voluntary retirement. Most of the severance charge will be paid in the second quarter of 2001. The company expects annualized cost savings of approximately $20.7 million as a result of these transactions. In addition, the company took a restructuring charge of $2.2 million ($1.3 million after tax, or $.01 per diluted share) for asset write-downs associated with the company's online businesses which were made obsolete or redundant and abandoned as a result of the restructuring plan. These charges were included in first quarter operating expenses. The company also recorded a charge of $2.4 million ($1.6 million after taxes, or $.02 per diluted share) to Equity in Losses of Associated Companies for costs related to the shut-down of Work.com, a joint venture with Excite@Home and a net gain of $2.2 million, or $.02 per diluted share, related to a reserve of a contract guarantee. In 2000, the company established a reserve for the present value of payments that the company may have to make on behalf of Bridge Information Systems, in connection with Dow Jones' guarantee of certain minimum annual payments for data acquired by Dow Jones' former Telerate subsidiary from Cantor Fitzgerald Securities and Market Data Corporation. Dow Jones sold Telerate to Bridge Information Systems in 1998. Bridge is currently in bankruptcy, but made a portion of the payment due in the first quarter, which was partly offset by the amortization of the present value discount on the contract guarantee. The first quarter 2000 gain resulted from the sale of the company's subsidiary, Dow Jones Financial Publishing Corp.

First quarter operating income was $15.7 million, down $119.9 million, or 88%, from $135.5 million earned last year. The operating margin declined to 3.4% from 24.6%. Excluding restructuring charges in 2001, operating income of $30.5 million (operating margin of 6.6%) decreased $105 million, or 77%, largely reflecting a decline in revenues in the print publishing segment. Revenues in the first three months fell $90.9 million, or 17%, to $459.9 million, primarily due to a 25% drop in advertising revenue (Wall Street Journal advertising revenue was down 32%). Operating expenses grew $29 million, or 7%, from a year ago. Excluding restructuring charges, operating expenses increased $14.1 million, or 3.4%. Higher staffing costs, newsprint prices, overseas printing charges and costs associated with color expansion testing, as well as depreciation and facilities expenses were partially tempered by lower volume related costs and reduced promotional spending. Newsprint expense rose 3.4% as a 19% price increase outpaced a 13% usage decline. The average newsprint price per ton consumed was $600 in 2001 versus $503 in 2000. As of March 31, 2001 the company employed approximately 8,500 employees, up 3.8%, from a year ago. The majority of staff reductions mentioned above will occur in the second quarter of 2001.


SEGMENT DATA

The company's business and financial news are reported in two segments: print publishing and electronic publishing. The results of the company's Ottaway Newspapers subsidiary, which publishes 19 daily newspapers and 15 weekly newspapers in 11 states in the U.S., are reported in the community newspapers segment.

Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations (results of the company's international television ventures are included in Equity in Losses of Associated Companies). Print publishing accounted for approximately 65% of 2001's first quarter revenues, of which approximately 10% were earned by international publications.

Electronic publishing includes the operations of Dow Jones Newswires, WSJ.com, Dow Jones Indexes and other.


PRINT PUBLISHING

==========================================================================
                                                   Quarters Ended March 31
(in thousands)                                        2001            2000
--------------------------------------------------------------------------
U.S. Publications:
  Advertising                                     $195,581        $281,923
  Circulation and other                             72,871          78,129

International Publications:
  Advertising                                       19,633          20,313
  Circulation and other                             10,488          10,652
--------------------------------------------------------------------------
Total revenues                                     298,573         391,017
Operating expenses                                 286,719         272,295
--------------------------------------------------------------------------
Operating income                                  $ 11,854        $118,722
Operating margin                                       4.0%           30.4%
--------------------------------------------------------------------------
EBITDA *                                          $ 37,981        $135,411
EBITDA margin                                         12.7%           34.6%
==========================================================================

*  See footnote 8 to financial statements.

In the first quarter, print publishing operating income fell $106.9 million, or 90%. Excluding restructuring charges of $8.6 million, operating income of $20.4 million (operating margin of 6.8%) in 2001 declined $98.3 million, or 83%. EBITDA (defined as operating income excluding depreciation, amortization and restructuring charges) was $38 million in the first three months of 2001 versus $135.4 million a year ago.

Revenues in the first quarter dropped $92.4 million, or 24%, from 2000 after rising $100.4 million, or 35%, in the prior year. U.S. revenue declined 25%, as Wall Street Journal linage dropped 31.9% (30.9% on a per issue basis) after rising 42.7% last year. Barron's advertising pages fell 25.9% in the first quarter of 2001. International publications also experienced softness in advertising with Wall Street Journal Europe linage down 9.5% (8.1% on a per issue basis) and Asian Wall Street Journal linage off 4.8% (3.2% on a per issue basis). However, U.S. television revenue was up 7.9% from last year. In the first quarter of 2001, circulation and other revenues declined $5.4 million, or 6.1%.

The company experienced extraordinary linage growth during the first half of 2000 when advertising by financial, technology and dot-com businesses thrived. Advertising in 2001 has not achieved those levels. General linage for The Wall Street Journal, which made up 58% of total linage, was down 35.6% in the first three months of 2001. The technology component of general advertising declined 42.8%. A 71% curtailment of business to business e-commerce advertising was somewhat offset by a twofold increase in PC advertising and a 29% rise in software advertising. General linage, excluding technology, fell 30.8%, largely due to lower linage from corporate, publishing/media and medical/health categories. Financial advertising linage, which comprised 26% of total Journal linage, dropped 32.9% in the first quarter of 2001, driven by a nearly 50% reduction in tombstone/initial public offerings (IPOs) linage, and a 40% decline in investment and trading linage, reflecting a slowdown in capital market transactions. Classified and other advertising, which comprised the remaining 16% of linage, decreased 11.8% as employment and real estate advertising softened. The company raised advertising rates an average 5.5%, effective January 2, 2001.

Circulation revenue for U.S. print publications was down $5.1 million, or 7.3%, from the first quarter of 2000. The U.S. Wall Street Journal's six-month ABC paid circulation as of March 31 averaged 1,820,000, up slightly from a year ago. The company's Statement of Total Circulation (STC) provides circulation data, including complimentary and third party amenity copies, which periodically is reviewed by independent accountants, and also information on the quality and character of the publication's paid circulation, subscription terms and price. The STC is issued semi-annually, covering the six-month periods ending March and September. Its March 2001 circulation for The Wall Street Journal was 1,960,000, compared with 1,883,000 for September 30, 2000 and 1,957,000 for March 31, 2000.
The company increased The Wall Street Journal single copy price from $.75 to $1.00, effective April 2, 2001. Barron's average paid first quarter circulation was 308,000 versus 310,000 last year.

International publications circulation revenue declined 5.6% in the first three months from the like 2000 period. Average combined circulation during the first quarter of 2001 for the international editions of The Wall Street Journal rose 21% to 187,000 from 154,000 a year ago. However, circulation gains were offset by a stronger U.S. dollar in 2001.

Print publishing expenses in the quarter were up $14.4 million, or 5.3%, ($5.9 million, or 2.2%, excluding restructuring) from a year earlier. Increased staffing costs, subscription procurement expense and production expense were mostly tempered by reduced advertising promotion and incentives. Newsprint expense in 2001 was flat, as a price increase was mitigated by a consumption decrease.

ELECTRONIC PUBLISHING

==========================================================================
                                                   Quarters Ended March 31
(in thousands)                                      2001              2000
--------------------------------------------------------------------------
Dow Jones Newswires:
  North America                                  $49,112           $46,326
  International                                   10,480             9,646
--------------------------------------------------------------------------
Total Newswires                                   59,592            55,972
WSJ.com                                            9,125            11,504
Dow Jones Indexes                                  3,771             3,381
Other                                              8,910             8,226
--------------------------------------------------------------------------
Total revenues                                    81,398            79,083
Operating expenses                                78,514            69,219
--------------------------------------------------------------------------
Operating income                                 $ 2,884           $ 9,864
Operating margin                                     3.5%             12.5%
--------------------------------------------------------------------------
EBITDA *                                         $14,439           $15,604
EBITDA margin                                       17.7%             19.7%
==========================================================================

*  See footnote 8 to financial statements.

First quarter operating income in electronic publishing dropped $7 million, or 71%, from 2000. Excluding restructuring charges, operating income of $7.8 million (operating margin of 9.6%) declined $2 million, or 21%, as revenues advanced $2.3 million, or 2.9%. Excluding restructuring charges, operating expenses increased $4.3 million, or 6.3%, largely from higher compensation and facility charges, partially offset by reduced promotion spending. EBITDA fell $1.2 million, or 7.5%.

Dow Jones Newswires revenue grew $3.6 million, or 6.5%, in the quarter, with an 8.6% revenue gain in international and a 6% gain in North America. At March 31, 2001, there were 346,000 newswires terminals, compared with 317,000 terminals a year ago. The improvement was driven by growth in the Reuters and Bloomberg distribution channels in international as well as non-traditional distribution channels, such as on-line brokerages and e-commerce sites. In addition, the local language wires, which were introduced in 2000, have broadened the international distribution channels. In early 2001, the company introduced an Italian language service covering hi-tech companies. The gain in North America reflected new financial firm web sites that carry Newswires content and increases in wholesale distribution. Newswires deferred nearly $1 million of revenue in the first quarter related to various licensing agreements with Bridge Information Systems, pending the resolution of the Bridge bankruptcy.

WSJ.com revenue declined $2.4 million, or 21%, from last year's first quarter. A 43% drop in advertising revenue, reflecting a softer advertising market, was partly offset by a 13% increase in subscription revenue. At March 31, 2001, the number of subscribers reached 574,000, up 31% from 438,000 a year ago, representing growth largely from academic subscriptions and non-print subscribers. The mix of advertising versus subscription revenue was 43% to 57%, respectively, compared with 60% to 40% in last year's first quarter.

Dow Jones Indexes first quarter revenue was $3.8 million, up 12%, from the like 2000 period, reflecting the addition of new licensees.

COMMUNITY NEWSPAPERS

==========================================================================
                                                   Quarters Ended March 31
(in thousands)                                      2001              2000
--------------------------------------------------------------------------
Advertising                                      $55,684           $56,997
Circulation and other                             24,213            23,655
--------------------------------------------------------------------------
Total revenues                                    79,897            80,652
Operating expenses                                65,699            62,806
--------------------------------------------------------------------------
Operating income                                 $14,198           $17,846
Operating margin                                    17.8%             22.1%
--------------------------------------------------------------------------
EBITDA *                                         $18,682           $22,176
EBITDA margin                                       23.4%             27.5%
==========================================================================

*  See footnote 8 to financial statements.

Community newspapers operating income declined $3.6 million, or 20%, from the first quarter of 2000. Excluding restructuring charges, operating income of $14.5 million (operating margin of 18.2%) was down $3.3 million, or 19%. EBITDA declined $3.5 million, or 16%.

Revenue in the quarter decreased $.8 million, or .9%. Advertising rate increases, additional commercial printing and Internet advertising revenue largely mitigated a 2.9% decline in advertising linage. Advertising linage for the daily papers was down 3.5%, but linage for the non-dailies was up 1% in the first quarter of 2001 from a year earlier. Advertising rates increased about 4% in 2001. Circulation revenue of $21.5 million was down slightly from 2000. First quarter average circulation for the 19 dailies was 531,000 in 2001 versus 540,000 in 2000. Expenses during the first three months were up $2.9 million, or 4.6% ($2.6 million, or 4.1%, excluding restructuring charge), largely resulting from higher newsprint expense and compensation. Newsprint expense was up 22%, entirely due to a price increase. Employee compensation expense, which is a major cost component of the segment, was up 4.4% from 2000's first quarter.


OTHER INCOME/DEDUCTIONS

Net investment income in 2001's first quarter of $.5 million dropped from $2.5 million in 2000 because a quarterly dividend on the Bridge preferred stock is no longer being accrued. Long-term debt outstanding at March 31, 2001 was $188 million, an increase of $37 million from a year ago.

The company's first quarter share of equity in losses from associated companies increased to $10.8 million from $9 million in 2000. The company incurred a first quarter 2001 shut-down cost of $2.4 million for Work.com. Excluding the shut-down cost, equity losses declined $.7 million. Improved results from Factiva, SmartMoney and F.F. Soucy were mostly offset by operating losses from Work.com and the company's European publishing investments.

In the first quarter of 2001, the company recorded a net gain of $2.2 million related to a reserve of a contract guarantee. A $5.8 million pretax gain resulting from Bridge's partial first quarter payment to MDC was partly offset by the amortization of the present value discount on the contract reserve of $3.6 million.

In the first quarter of 2000, the company sold its subsidiary, Dow Jones Financial Publishing Corp. for a pretax gain of $13.8 million.

TELEVISION

Television includes income from U.S. television operations reported in the print publishing segment and losses from international television reported in equity results. The total pretax earnings were $1.5 million in 2001's first quarter versus $.4 million a year ago, reflecting improvement in U.S. television coupled with a reduced loss in Asia. Since 1998, television results have benefited from the company's worldwide alliance with CNBC, particularly enhancing U.S. television revenues.


INCOME TAXES

The effective income tax rate for the first quarter of 2001 was 40.6%, compared with 39.1% a year ago. Excluding the impact of the contract guarantee in 2001 and the gain on sale of subsidiary in 2000, the effective tax rates were 56% and 39.9%, respectively. The increase in the effective rate was due to the relative percentage of foreign versus domestic sourced pretax income. At March 31, 2001, the company had available approximately $480 million of capital loss carryforward (a deferred tax asset of $182 million). The company may utilize the carryforward through 2003. In addition, the company has recorded an unrecognized capital loss carryforward of $432 million (a deferred tax asset of $164 million) that will be available for use for five years from the year it is recognized for tax purposes. Both loss carryforwards are fully reserved.


FINANCIAL POSITION

Cash provided by operations in the first quarter of 2001 of $55 million declined $95 million, or 63%, from 2000's first quarter, primarily due to lower earnings and the timing of income tax payments.

During the first quarter of 2001, the company repurchased 695,000 shares of its common stock for an aggregate price of $38.6 million, with an average price per share of $55.58. As of March 31, 2001, approximately $525 million remained under board authorization for share repurchases after reserving for the possible exercise of outstanding puts. The company holds
1.3 million shares subject to put options which may require the company to repurchase up to $72.4 million of its common stock at strike prices (net of put premiums received) ranging from $50.70 to $55.91 per share through April 2002. The company has the option of net share settlement on these contracts.

In addition to the repurchase of the company's stock, the company made capital expenditures of $42.1 million (including $9.3 million for The Wall Street Journal color print expansion project and $8 million for the WSJ.com redesign), paid dividends of $21.7 million and funded various investments in affiliated companies of $8 million.

The company has guaranteed payment under certain circumstances of certain annual minimum payments for data acquired by Telerate (now wholly-owned by Bridge Information Systems, Inc.) from Cantor Fitzgerald Securities and Market Data Corporation (MDC) under contracts entered into during the period when Telerate was a subsidiary of the company. The annual minimum payments average approximately $50 million per year through October 2006. In 2000, the company established a reserve in the amount of $255 million representing the present value of the total estimated annual minimum payments over the remainder of the contract term using a discount rate of approximately 6%.

In the first quarter of 2001, Bridge paid, as an administrative expense in bankruptcy, the portion of the quarterly payment owed to MDC for the period subsequent to Bridge's February 15, 2001 Chapter 11 bankruptcy filing. In April 2001, Dow Jones paid $5.8 million to MDC covering the period January 1 to February 14, 2001 preceding Bridge's Chapter 11 bankruptcy filing. After conducting an auction, the bankruptcy court approved the sale of a substantial portion of Bridge's assets, but excluding the Telerate business, to Reuters. The Bridge bankruptcy continues and the Telerate business remains available for sale.

As noted in Item 3 of this Form 10-Q, MDC has amended its complaint to seek a declaratory judgment that the remainder of the annual minimum payments through October 2006 will be payable by the company under the guarantee. The company has asked the court to dismiss the claim on the grounds that it is premature to consider it because the company expects to have various defenses with respect to the remaining payments.

As of March 31, 2001, the company had borrowings of $188 million through the issuance of commercial paper, which is classified as long-term, as it is the company's intent to refinance such obligations on a long-term basis.

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

 - the extent to which the company is called upon to perform under the guarantee to Cantor Fitzgerald Securities and Market Data Corporation,
    and the other uncertainties relating to liability under this guarantee described above in Management's Discussion and Analysis;

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

 - with respect to Newswires, the extent and impact of delays and difficulties that would be encountered in a migration process if Bridge and/or Telerate were unable to serve their customers;

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

 - the company's ability to attract and retain qualified personnel;

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

PART II.  OTHER INFORMATION

ITEM 3.     Legal Proceedings

On February 20, 2001, Market Data Corp. (MDC) commenced a lawsuit against Dow Jones in the Supreme Court of the State of New York, seeking to compel the company to pay $11.7 million, plus interest, attorneys fees and costs, that MDC claimed was owed under the guarantee issued to MDC and Cantor Fitzgerald Securities Corp., together with unspecified consequential damages that MDC claimed result from Dow Jones' failure to pay on the guarantee. The guarantee relates to certain annual minimum payments owed by Telerate for data acquired by Telerate from Cantor Fitzgerald and MDC under contracts entered into when Telerate was a subsidiary of Dow Jones, and is described above in Management's Discussion and Analysis.

In the first quarter of 2001, Bridge paid, as an administrative expense in bankruptcy, the portion of the quarterly payment owed to MDC for the period subsequent to Bridge's February 15, 2001 Chapter 11 bankruptcy filing. In April 2001, Dow Jones paid $5.8 million to MDC covering the period January 1 to February 14, 2001 preceding Bridge's Chapter 11 bankruptcy filing.

MDC has amended its complaint to drop its claim for consequential damages and to seek a declaratory judgment that the remainder of the annual minimum payments through October 2006 will be payable under the guarantee. The company has asked the court to dismiss the claim on the grounds that it is premature to consider it because the company expects to have various defenses with respect to the remaining payments.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

    At the Annual Meeting of Stockholders on April 18, 2001, there were represented in person or by proxy 57,421,710 shares of Common Stock (carrying one vote per share) and 19,248,601 shares of Class B Common Stock (carrying ten votes per share). At the Annual Meeting:

    1) the holders of the Common Stock, voting separately as a class, elected as directors:

                                         FOR                VOTES WITHHELD

     Rand V. Araskog                  56,689,376                  732,334
     Vernon E. Jordan, Jr.            55,200,552                2,221,158

    2) the holders of the Common Stock and the Class B Common Stock, voting together, elected as directors:

                                         FOR                VOTES WITHHELD

     Irvine O. Hockaday, Jr.         249,350,598                  557,122
     Elizabeth Steele                249,234,721                  672,999
     Dieter von Holtzbrinck          249,323,607                  584,113

    3) the holders of the Common Stock and the Class B Common Stock, voting together, approved the appointment of PricewaterhouseCoopers LLP, independent certified public accountants, as auditors for 2001 by a vote of 248,347,280 votes in favor; 1,311,096 votes against and 249,344 abstentions.

    4) the holders of the Common Stock and the Class B Common Stock, voting together, approved the adoption of the Dow Jones 2001 Long-Term Incentive Plan by a vote of 225,114,565 votes in favor; 14,718,628 votes against; 2,827,475 abstentions and 7,247,052 broker non-votes.

    In addition, the following directors continued in office after the meeting: Christopher Bancroft, Harvey Golub, Roy Hammer, Leslie Hill, Peter
R. Kann, David K. P. Li, M. Peter McPherson, Frank N. Newman, James H. Ottaway, Jr. and William C. Steere, Jr.


ITEM 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits filed:

Exhibit
Number               Document
-------              --------

    (b)  Reports on Form 8-K:

         Form 8-K, dated January 25, 2001
         Form 8-K, dated March 7, 2001

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

                                                DOW JONES & COMPANY, INC.
                                                -------------------------
                                                      (Registrant)


Dated: May 15, 2001                          By: /s/ Christopher W. Vieth
                                                 ------------------------
                                                   Christopher W. Vieth
                                                 Vice President, Finance
                                                and Corporate Controller
                                               (Chief Accounting Officer)