Form 10-Q
period 2001-06-30
DOW JONES & CO INC
filed 2001-08-13
CIK 29924

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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

   The number of shares outstanding of each of the issuer's classes of common stock on June 30, 2001: 64,665,835 shares of Common Stock and 20,918,081 shares of Class B Common Stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                Dow Jones & Company, Inc.
=========================================================================================
                                               Quarters Ended            Six Months Ended
(in thousands, except                                 June 30                     June 30
 per share amounts)                          2001        2000            2001        2000
-----------------------------------------------------------------------------------------
Revenues:
Advertising                              $300,903    $408,994        $577,092  $  777,613
Information services                       72,601      69,004         145,778     136,078
Circulation and other                     110,622     115,159         221,124     230,218
-----------------------------------------------------------------------------------------
  Total revenues                          484,126     593,157         943,994   1,143,909
-----------------------------------------------------------------------------------------
Expenses:
News, operations and development          133,612     135,639         271,748     267,034
Selling, administrative and general       156,870     175,635         327,015     342,055
Newsprint                                  44,094      47,054          87,208      88,765
Print delivery costs                       50,023      49,208          99,342      98,050
Depreciation and amortization              26,601      27,716          55,214      54,591
Restructuring charge                       17,167                      32,052
-----------------------------------------------------------------------------------------
  Operating expenses                      428,367     435,252         872,579     850,495
-----------------------------------------------------------------------------------------
  Operating income                         55,759     157,905          71,415     293,414
Other income (deductions):
Investment income                             499       2,499           1,053       5,302
Interest expense                              (70)       (557)           (139)       (904)
Equity in earnings (losses) of
 associated companies                         720        (485)        (10,057)     (9,515)
Gain on disposition of
 businesses and investments                             6,423                      20,192
Contract guarantee, net                     8,129                      10,285
Other, net                                    538      (1,044)            833        (396)
-----------------------------------------------------------------------------------------
Income before income taxes and
 minority interests                        65,575     164,741          73,390     308,093
Income taxes                               23,544      63,870          26,715     119,869
-----------------------------------------------------------------------------------------
Income before minority interests           42,031     100,871          46,675     188,224
Minority interests                          1,213        (308)          2,748       1,009
-----------------------------------------------------------------------------------------
Net income                               $ 43,244    $100,563        $ 49,423  $  189,233
=========================================================================================
Net income per share:
  - Basic                                    $.50       $1.15            $.57       $2.14
  - Diluted                                   .50        1.13             .57        2.12
Weighted-average shares outstanding:
  - Basic                                  86,147      87,603          86,458      88,395
  - Diluted                                86,741      88,624          87,078      89,402

Cash dividends declared per share            $.50        $.50            $.75        $.75
-----------------------------------------------------------------------------------------
Comprehensive income                     $ 41,206    $ 87,768        $ 42,044  $  210,118
=========================================================================================

See notes to condensed consolidated financial statements.

                                           -2-

                             CONDENSED CONSOLIDATED
                      STATEMENTS OF CASH FLOWS (Unaudited)
                           Dow Jones & Company, Inc.

=============================================================================
                                                     Six Months Ended June 30
(in thousands)                                           2001            2000
-----------------------------------------------------------------------------
Operating Activities:
Net income                                           $ 49,423        $189,233
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                          55,214          54,591
Gain on disposition of businesses
 and investments                                                      (20,192)
Changes in assets and liabilities                      19,652          22,475
Other, net                                              4,601           7,896
-----------------------------------------------------------------------------
    Net cash provided by operating activities         128,890         254,003
-----------------------------------------------------------------------------
Investing Activities:
Additions to plant and property                       (72,071)        (96,119)
Businesses and investments acquired,
 net of cash received                                 (28,977)        (37,610)
Disposition of businesses and investments               1,176          28,760
Other, net                                              4,365           2,658
-----------------------------------------------------------------------------
    Net cash used in investing activities             (95,507)       (102,311)
-----------------------------------------------------------------------------
Financing Activities:
Cash dividends                                        (43,297)        (44,460)
Increase in long-term debt                             49,056
Repurchase of treasury stock, net of
 put premiums                                         (71,854)       (186,651)
Proceeds from sales under stock
 compensation plans                                    10,132          22,233
Contributions from minority partner                     3,930
-----------------------------------------------------------------------------
    Net cash used in financing activities             (52,033)       (208,878)
-----------------------------------------------------------------------------
Decrease in cash and cash equivalents                 (18,650)        (57,186)
Cash and cash equivalents at beginning of year         49,347          86,388
-----------------------------------------------------------------------------
Cash and cash equivalents at June 30                 $ 30,697        $ 29,202
=============================================================================

See notes to condensed consolidated financial statements.

                         CONDENSED CONSOLIDATED
                        BALANCE SHEETS (Unaudited)
                        Dow Jones & Company, Inc.

=========================================================================
                                                  June 30     December 31
(in thousands)                                       2001            2000
-------------------------------------------------------------------------
Assets:
Cash and cash equivalents                      $   30,697      $   49,347
Accounts receivable-trade, net                    211,738         236,284
Newsprint inventory                                13,012          13,109
Deferred income taxes                               7,727           7,749
Other current assets                               47,852          61,754
-------------------------------------------------------------------------
  Total current assets                            311,026         368,243
-------------------------------------------------------------------------
Investments in associated companies,
 at equity                                         70,658          65,871
Other investments                                   7,879          11,219

Plant and property, at cost                     1,684,115       1,625,479
Less, accumulated depreciation                    911,511         864,616
-------------------------------------------------------------------------
                                                  772,604         760,863
Goodwill, less accumulated amortization            78,736          73,840
Deferred income taxes                              77,292          71,316
Other assets                                        8,662          10,704
-------------------------------------------------------------------------
  Total assets                                 $1,326,857      $1,362,056
=========================================================================
Liabilities:
Accounts payable and accrued liabilities       $  358,862      $  346,289
Income taxes                                       41,708          27,658
Unearned revenue                                  207,727         213,277
-------------------------------------------------------------------------
  Total current liabilities                       608,297         587,224
Long-term debt                                    199,921         150,865
Other noncurrent liabilities                      449,505         456,606
-------------------------------------------------------------------------
  Total liabilities                             1,257,723       1,194,695
-------------------------------------------------------------------------

Minority Interests in Subsidiaries                  9,819           8,593

Stockholders' Equity:
Common stock                                      102,181         102,181
Additional paid-in capital                        130,128         137,481
Retained earnings                                 587,162         602,432
Accumulated other comprehensive loss              (11,934)         (4,555)
-------------------------------------------------------------------------
                                                  807,537         837,539
Less, treasury stock, at cost                     748,222         678,771
-------------------------------------------------------------------------
  Total stockholders' equity                       59,315         158,768
-------------------------------------------------------------------------
  Total liabilities and stockholders' equity   $1,326,857      $1,362,056
=========================================================================

See notes to condensed consolidated financial statements.

                                     -4-

                       NOTES TO FINANCIAL STATEMENTS
                         Dow Jones & Company, Inc.

1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of June 30, 2001, and December 31, 2000, and the consolidated results of operations for the three and six-month periods ended June 30, 2001 and 2000 and the consolidated cash flows for the six-month periods then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. Second quarter 2001 operating expenses included restructuring charges of $14.7 million ($8.9 million after tax, or $.10 per diluted share) for employee severance related to a general workforce reduction. Through June 2001, the company has reduced its full-time workforce by 429 employees, or 5%, including a reduction of approximately 160 employees in the second quarter. The bulk of second quarter severance charge will be paid during the third quarter of 2001. In addition to the workforce reduction in the second quarter, the company posted an asset write-down of $2.4 million ($1.5 million after tax, or $.02 per diluted share) related to WSJ.com for assets which were made obsolete or were redundant and abandoned as a result of the restructuring plan.

3. The second quarter of 2001 included a net gain of $8.1 million, or $.09 per diluted share, related to a reserve for a contract guarantee. The first quarter of 2001 included a net gain of $2.2 million, or $.02 per diluted share, related to this matter. In 2000, the company established a reserve for payments that the company may have to make on behalf of Bridge Information Systems in connection with Dow Jones' guarantee of certain minimum annual payments for data acquired by Dow Jones' former Telerate subsidiary from Cantor Fitzgerald Securities and Market Data Corporation. Dow Jones sold Telerate to Bridge Information Systems in 1998. Bridge is currently in bankruptcy, but made payments for the post-petition periods in the first and second quarters. The resulting reversal of the reserve for these payments was partly offset by the amortization of the present value discount on the contract reserve.

4. The first quarter of 2001 included a restructuring charge of $12.7 million ($7.8 million after tax, or $.09 per diluted share) for employee severance related to a general workforce reduction in all segments. Most of the first quarter severance charge was paid in the second quarter of 2001. In addition, the company posted a restructuring charge of $2.2 million ($1.3 million after tax, or $.01 per diluted share) for asset write-downs associated with the company's online businesses which were made obsolete or were redundant and abandoned as a result of the restructuring plan. These charges were included in first quarter operating expenses. Also in the first quarter, the company recorded a charge of $2.4 million ($1.6 million after tax, or $.02 per diluted share) to Equity in losses of associated companies for costs related to the shut-down of Work.com, a joint venture with Excite@Home.

5. The second quarter of 2000 included a net gain of $4.8 million, or $.05 per diluted share, from the sale of its minority interest in SportsTicker Enterprises L.P.

6. The second quarter of 2000 included a reversal of a 1998 restructuring charge of $3.2 million ($2.1 million after tax, or $.02 per diluted share) relating to a favorable disposition of a satellite contract for CNBC Europe. The benefit was recorded in Equity in earnings (losses) of associated companies.

7. The first quarter of 2000 included a net gain of $9.5 million, or $.10 per diluted share, from the sale of the company's subsidiary, Dow Jones Financial Publishing Corp.

8. Various libel actions and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate outcome to the company and its subsidiaries as a result of legal proceedings is adequately covered by insurance or, if not covered, would not have a material effect on the company's financial statements taken as a whole.

9.  Comprehensive income was computed as follows:

=============================================================================
                                       Quarters Ended        Six Months Ended
                                              June 30                 June 30
(in thousands)                        2001       2000         2001       2000
-----------------------------------------------------------------------------
Net income                         $43,244   $100,563      $49,423   $189,233

Foreign currency
 translation adjustments            (1,612)      (552)      (4,390)    (2,006)

Adjustments for realized gain
 included in net income               (246)                 (1,743)

Unrealized (loss) gain on
 investments                          (180)   (12,243)      (1,246)    22,891
-----------------------------------------------------------------------------
Comprehensive income               $41,206   $ 87,768      $42,044   $210,118
=============================================================================

10. Diluted earnings per share have been computed as follows:

=============================================================================
                                       Quarters Ended        Six Months Ended
(in thousands, except                         June 30                 June 30
 per share amounts)                   2001       2000         2001       2000
-----------------------------------------------------------------------------
Weighted-average shares
 outstanding - basic                86,147     87,603       86,458     88,395
Stock options                          409        876          449        856
Other, principally
 contingent stock rights               185        145          171        151
-----------------------------------------------------------------------------
Weighted-average shares
 outstanding - diluted              86,741     88,624       87,078     89,402

Diluted earnings per share            $.50      $1.13         $.57      $2.12
=============================================================================

11. The following table compares revenues, income before income taxes and minority interests and EBITDA by business segment for the quarters and six months ended June 30, 2001 and 2000. EBITDA is computed by the company as operating income excluding depreciation, amortization and restructuring charges. EBITDA is a measure used by the company's management in determining a business unit's performance. EBITDA is not a measure of performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net income as a measure of performance, nor as a substitute for cash flow as a measure of liquidity. EBITDA is not a measure of funds available for management's use. EBITDA is a component of a covenant of the company's credit agreement that limits the company's ability to incur certain additional future indebtedness. Management believes that EBITDA is a standard measure of operating performance that is commonly used by investors and analysts to analyze and compare other communication companies. EBITDA may be calculated differently by other companies and investors should not view the company's calculation of EBITDA as an alternative to GAAP measures such as operating income, net income and cash flows provided by or used in operating, investing and financing activities.

                              SEGMENT INFORMATION

=============================================================================
                                     Quarters Ended          Six Months Ended
                                            June 30                   June 30
(in thousands)                      2001       2000         2001         2000
-----------------------------------------------------------------------------
Revenues:
Print publishing                $312,846   $420,861     $611,419   $  811,878
Electronic publishing             80,262     79,806      161,660      158,889
Community newspapers              91,018     92,490      170,915      173,142
                                --------   --------     --------   ----------
  Consolidated revenues         $484,126   $593,157     $943,994   $1,143,909
-----------------------------------------------------------------------------
Income before income taxes
 and minority interests:
Print publishing                $ 34,949   $132,576     $ 46,803   $  251,298
Electronic publishing              7,098     12,314        9,982       22,178
Community newspapers              25,339     26,628       39,537       44,474
Corporate                        (11,627)   (13,613)     (24,907)     (24,536)
                                --------   --------     --------   ----------
  Consolidated operating income $ 55,759   $157,905     $ 71,415   $  293,414

Equity in earnings (losses)
 of associated companies             720       (485)     (10,057)      (9,515)
Gain on disposition of
 businesses and investments                   6,423                    20,192
Contract guarantee, net            8,129                  10,285
Other income, net                    967        898        1,747        4,002
                                --------   --------     --------   ----------
  Income before income taxes
   and minority interests       $ 65,575   $164,741     $ 73,390   $  308,093
-----------------------------------------------------------------------------
EBITDA:
Print publishing                $ 60,856   $150,298     $ 98,837   $  285,709
Electronic publishing             18,807     17,935       33,246       33,539
Community newspapers              29,483     30,910       48,165       53,086
Corporate                         (9,619)   (13,522)     (21,567)     (24,329)
                                --------   --------     --------   ----------
  Consolidated EBITDA           $ 99,527   $185,621     $158,681   $  348,005

EBITDA Margin:
Print publishing                    19.5%      35.7%        16.2%        35.2%
Electronic publishing               23.4       22.5         20.6         21.1
Community newspapers                32.4       33.4         28.2         30.7
  All segments                      20.6       31.3         16.8         30.4
=============================================================================

Restructuring charges were included in operating income in 2001 as follows:
(in thousands)               2nd Quarter              Six Months
                             -----------              ----------
Print publishing                 $ 8,312                 $16,879
Electronic publishing              7,135                  12,084
Community newspapers                                         321
Corporate                          1,720                   2,768
                                 -------                 -------
                                 $17,167                 $32,052

	Excluding restructuring charges, segment operating income was as follows:
(in thousands)                       Quarters Ended          Six Months Ended
                                            June 30                   June 30
                                    2001       2000         2001         2000
Print publishing                 $43,261   $132,576     $ 63,682     $251,298
Electronic publishing             14,233     12,314       22,066       22,178
Community newspapers              25,339     26,628       39,858       44,474
Corporate                         (9,907)   (13,613)     (22,139)     (24,536)
                                 -------   --------	     --------     --------
Consolidated operating income    $72,926   $157,905     $103,467     $293,414

                                     -7-

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FOR THE SECOND QUARTERS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

In the second quarter of 2001, the company reported net income of $43.2 million, or $.50 per diluted share, compared with earnings last year of $100.6 million, or $1.13 per diluted share. (All references to "per share" amounts in this discussion are on a per diluted share basis.) Special charges in the second quarter 2001 amounted to $2.3 million, net of taxes. This consisted of an after-tax charge of $10.4 million related to severance and asset write-downs, partially offset by a gain from a reversal of a contract guarantee of $8.1 million. The second quarter of 2000 included special gains totaling $6.9 million from the sale of an investment and a gain from a favorable disposition of a contract. Excluding these special items, net income was $45.5 million, or $.52 per share, compared with net income of $93.7 million, or $1.06 per share, in the second quarter of 2000. The year-over-year decline was primarily due to a sharp drop-off in profits at the print publishing segment.

Results in the first half of 2001 reflect continued economic softness, which in particular has affected the company's advertising-supported businesses. Additionally, the first half of 2000 presented a tough comparison due to the company's extraordinary advertising volume growth in the period from financial, technology and dot.com businesses.

In light of these economic conditions, the company is taking steps to better align its costs with its revenues. The company initiated a general workforce reduction in the second quarter in addition to the reductions begun in the first quarter. Through June 2001, the company has reduced its full-time workforce by 429 employees, or 5%, including a reduction of approximately 160 employees in the second quarter. Restructuring charges related to these workforce reductions amounted to $27.4 million ($16.7 million after tax) on a year-to-date basis, of which $14.7 million ($8.9 million after tax) was recorded in the second quarter. These reductions were across all business segments. In addition to the workforce reduction, the company posted year-to-date charges of $7.1 million ($4.4 million after tax) related to asset write-downs associated with online businesses that were made obsolete, or were redundant and abandoned, including the shuttering of Work.com in the first quarter. This included a second quarter charge of $2.4 million ($1.5 million after tax). The annualized cost savings associated with the workforce reduction is expected to be $37.7 million, including expected savings of $17 million from the second quarter staff reductions. In addition to cost savings from these staff reductions, the company has also significantly reduced costs in other, non-staff, areas as well. Most of the severance charge for the first quarter was paid in the second quarter of 2001, and the bulk of second quarter severance charge will be paid during the third quarter of 2001.

The second quarter of 2001 results also included a net gain of $8.1 million, or $.09 per share, related to a reserve of a contract guarantee. In the first quarter, the company recorded a net gain of $2.2 million, or $.02 per share, related to this matter. In 2000, the company established a reserve for the present value of payments that the company may have to make on behalf of Bridge Information Systems, in connection with Dow Jones' guarantee of certain minimum annual payments for data acquired by Dow Jones' former Telerate subsidiary from Cantor Fitzgerald Securities and Market Data Corporation. Dow Jones sold Telerate to Bridge Information Systems in 1998. Bridge is currently in bankruptcy, but made payments for the post-petition periods in the first and second quarters. The resulting reversal of the reserve for these payments was partly offset by the amortization of the present value discount on the remaining contract reserve.

The following table reconciles the company's reported results to income excluding special items. The term "special items," as used within the remainder of management's discussion and analysis, refers to those items within the table.

(in millions, except                               Special Items
 per share amounts)                                -------------
                             Quarters Ended June 30                      Six Months Ended June 30
                           2001                  2000                   2001                 2000
                   --------------------  ---------------------- ---------------------  -----------------------
                   Operating  Net   EPS  Operating   Net    EPS Operating  Net    EPS  Operating  Net      EPS
                   ---------  ---   ---  ---------   ---    --- ---------  ---    ---  ---------  ---      ---
REPORTED INCOME     $ 55.8  $43.2 $ .50    $157.9  $100.6 $1.13   $ 71.4 $ 49.4 $ .57    $293.4  $189.2  $2.12

Adjusted to remove
 Restructuring
  Employee
   severance         (14.7)  (8.9) (.10)                           (27.4) (16.7) (.19)
  Asset Write-down    (2.4)  (1.5) (.02)                            (4.7)  (2.8) (.03)
Included in non-
 operating income
 Reverse of
  contract guarantee          8.1   .09                                    10.3   .11
 Work.com shutdown                                                         (1.6) (.02)
 Gains on sales:
  DJ Financial
   Publishing                                                                                       9.5    .10
  SportsTicker                                        4.8   .05                                     4.8    .05
 Reverse Int'l TV
  restructuring                                       2.1   .02                                     2.1    .02


INCOME EXCLUDING
 SPECIAL ITEMS      $ 72.9  $45.5 $ .52*   $157.9  $ 93.7 $1.06   $103.5 $ 60.2 $ .69*   $293.4  $172.9* $1.93*

*The total of the individual items does not add due to rounding.

Operating income in the second quarter of 2001 of $55.8 million dropped $102.1 million, or 65%, from 2000's $157.9 million. The operating margin was 11.5%, down from 2000's 26.6%. Excluding the restructuring charge in this year's second quarter, operating income of $72.9 million (operating margin of 15.1%) decreased $85 million, or 54%. The second quarter EBITDA margin (defined as operating income excluding depreciation, amortization and restructuring charges) was 20.6% in 2001 versus 31.3% in 2000. Revenues were down $109 million, or 18%, due to a company-wide decline in advertising revenue. Operating expenses, excluding restructuring charges of $17.2 million, were down $24.1 million, or 5.5%, reflecting a decline in promotional spending, volume-related expenses and other cost-cutting efforts.

For the six months ended June 30, net income was $49.4 million in 2001, or $.57 per share, versus $189.2 million in 2000, or $2.12 per share. Excluding special items in the first six months of both years, net income was $60.2 million, or $.69 per share in 2001, compared with net income of $172.9 million, or $1.93 per share, in 2000.

Operating income in the first six months of 2001 was $71.4 million, down $222 million, or 76%, from $293.4 million in 2000. The operating margin was 7.6% in 2001 versus 25.7% in 2000. Excluding 2001 restructuring charges, operating income was $103.5 million (operating margin of 11%), a decline of $189.9 million, or 65%. Revenues fell $199.9 million, or 18%, to $944 million in the first half of 2001. A decline in advertising revenue, driven by a 34.8% linage decrease at The Wall Street Journal, was slightly mitigated by improved Newswires revenue. Operating expenses increased $22.1 million, or 2.6%, to $872.6 million from $850.5 million in 2000. Excluding restructuring charges in 2001, the operating expenses were down $10 million, or 1.2%. Lower promotional spending, volume-related expenses and other cost cutting efforts were partially mitigated by higher staffing costs in the first quarter.

SEGMENT DATA

The company's business and financial news are reported in two segments: print publishing and electronic publishing. The results of the company's Ottaway Newspapers subsidiary, which publishes 19 daily newspapers and 17 weekly newspapers in 12 states in the U.S., are reported in the community newspapers segment.

Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations. Results of the company's international television ventures are included in Equity in earnings (losses) of associated companies. Print publishing accounted for approximately 65% of 2001's first half revenues, of which approximately 11% were earned by international publications.

Electronic publishing includes the operations of Dow Jones Newswires, WSJ.com, Dow Jones Indexes and other.


PRINT PUBLISHING

===========================================================================
                                      Quarters Ended       Six Months Ended
                                             June 30                June 30
(in thousands)                       2001       2000        2001       2000
---------------------------------------------------------------------------
U.S. Publications:
  Advertising                    $206,986   $304,765    $402,567   $586,688
  Circulation and other            70,886     75,458     143,757    153,587

International Publications:
  Advertising                      22,984     28,619      42,617     48,932
  Circulation and other            11,990     12,019      22,478     22,671
---------------------------------------------------------------------------
Total revenue                     312,846    420,861     611,419    811,878
Operating expenses                277,897    288,285     564,616    560,580
---------------------------------------------------------------------------
Operating income                 $ 34,949   $132,576    $ 46,803   $251,298
Operating margin                     11.2%      31.5%        7.7%      31.0%
---------------------------------------------------------------------------
EBITDA*                          $ 60,856   $150,298    $ 98,837   $285,709
EBITDA margin                        19.5%      35.7%       16.2%      35.2%
===========================================================================

*  See footnote 11 to financial statements.

Print publishing operating income in the second quarter dropped $97.6 million, or 74%. Excluding restructuring charges of $8.3 million, second quarter 2001 operating income of $43.3 million (operating margin of 13.8%) declined $89.3 million, or 67%, from a year ago. EBITDA was $60.9 million in the second quarter of 2001, versus $150.3 million in the like period a year ago.

Revenues fell $108 million, or 26%, from the comparable quarter in 2000, after rising $93.7 million, or 29%, in 2000 from 1999. The steep drop in revenue was largely due to a decline in advertising volume at The Wall Street Journal. U.S. revenue decreased $102.4 million, or 27%, as Wall Street Journal linage declined 37.4%, following a gain of 29.8% last year. Barron's advertising pages were down 33.5% in the second quarter of 2001. Advertising revenue for international publications fell 20%, as Wall Street Journal Europe linage was down 28.9% and Asian Wall Street Journal linage was off 16.1%. However, U.S. television revenue was up 11.6% from last year.

From the second half of 1999 through the first half of 2000, the company experienced extraordinary linage growth when advertising by financial, technology and dot-com businesses thrived. As the economy has slowed down in 2001, the company has faced historically high comparisons with last year's like period. General linage for The Wall Street Journal, which made up 61% of total linage, was down 40.5% in the second quarter of 2001, after rising 39% a year earlier. The technology component of general advertising dropped 57.9%, driven by an 85% curtailment of business to business e-commerce advertising and a 48.7% decline in software advertising. These declines were somewhat offset by improvement in PCs and hardware advertising. General linage, excluding technology, was down 27.8%, largely due to decline in communications, insurance and publishing and media advertising. Financial advertising linage, which comprised 24% of total Journal linage, fell 38.6% in the second quarter of 2001, reflecting a nearly 60% decline in broker and investment banking linage, coupled with a 41% reduction in tombstone/initial public offerings (IPOs) linage. Classified and other advertising, which comprised the remaining 15% of linage, decreased 18.2%, as employment and real estate advertising softened.

Circulation revenue for U.S. print publications was down $5 million, or 7.5%, from the second quarter of 2000. Although paid orders were up overall, there was an increase in lower-revenue disclaimer copies (i.e. copies provided to hotels and other outlets for distribution to their customers) and a decrease in single copy sales. The U.S. Wall Street Journal's six-month ABC paid circulation as of June 30, 2001 averaged 1,842,000, up from 1,820,000 for the six-month period ended March 31, 2001 and 1,781,000 for June 30, 2000. The company's Statement of Total Circulation (STC) provides circulation data, including complimentary and third party amenity copies, which periodically is reviewed by independent accountants, as well as information on the quality and character of the publication's paid circulation, subscription terms and price. The STC is issued semi-annually, covering the six-month periods ending March and September. Its March 2001 circulation for The Wall Street Journal was 1,944,000, compared with 1,883,000 for September 30, 2000 and 1,925,000 for
March 31, 2000. The company increased The Wall Street Journal single copy price from $.75 to $1.00, effective April 2, 2001. Barron's average paid circulation was 294,000 versus last year's 314,000.

International publications circulation revenue in the second quarter of 2001 declined 7.6% from the like 2000 period. Average combined circulation during the second quarter for the international editions of The Wall Street Journal rose 10.1% to 186,000 from 169,000 a year ago. However, the circulation gains from international editions of the Journal were more than offset by a stronger U.S. dollar in 2001, a 5% volume decline at the Far Eastern Economic Review and an increase in lower rate copies.

Print publishing expenses in the quarter were down $10.4 million, or 3.6%. Excluding restructuring charges, expenses were down $18.7 million, or 6.5%, from a year earlier, resulting from lower volume-related costs (newsprint and sales incentives) and a reduction in direct mail promotional spending as a part of the company's cost cutting efforts. Newsprint expense in the second quarter of 2001 was down 8.9% on a 22% decline in newsprint consumption somewhat offset by 17% increase in prices. At June 30, 2001, the number of full-time employees in the print publishing segment was down 1.8% from the comparable period in 2000.

Operating income for the first half of 2001 declined $204.5 million, or 81%, ($187.6 million, or 75%, excluding restructuring) from 2000's first half, mainly reflecting the soft advertising environment. Operating margin, excluding restructuring, was 10.4%.

For the first six months of 2001, revenue in the U.S. publications declined $194 million, or 26%, driven by a Wall Street Journal linage drop of 34.8%. General, financial and classified and other linage fell 38.2%, 35.8% and 15.1%, respectively. International print revenues were down $6.5 million, or 9.1%. Advertising linage at The Wall Street Journal Europe was down 20.7%, while The Asian Wall Street Journal linage fell 11.2%.

Operating expenses in the first half of 2001 increased $4 million, or 0.7%. Excluding restructuring charges, expenses decreased $12.8 million, or 2.3%, mainly due to lower volume-related costs and advertising promotional expenses.


ELECTRONIC PUBLISHING

===========================================================================
                                      Quarters Ended       Six Months Ended
                                             June 30                June 30
(in thousands)                       2001       2000        2001       2000
---------------------------------------------------------------------------
Dow Jones Newswires:
  North America                   $48,885    $47,127    $ 97,997   $ 93,453
  International                    10,536      9,822      21,016     19,468
---------------------------------------------------------------------------
Total Newswires                    59,421     56,949     119,013    112,921
WSJ.com                             9,316     12,149      18,441     23,653
Dow Jones Indexes                   3,862      3,359       7,633      6,740
Other                               7,663      7,349      16,573     15,575
---------------------------------------------------------------------------
Total revenue                      80,262     79,806     161,660    158,889
Operating expenses                 73,164     67,492     151,678    136,711
---------------------------------------------------------------------------
Operating income                  $ 7,098    $12,314    $  9,982   $ 22,178
Operating margin                      8.8%      15.4%        6.2%      14.0%
---------------------------------------------------------------------------
EBITDA*                            18,807    $17,935    $ 33,246   $ 33,539
EBITDA margin                        23.4%      22.5%       20.6%      21.1%
===========================================================================

*  See footnote 11 to financial statements.

Electronic publishing's second quarter operating income fell $5.2 million, or 42%, from 2000. Excluding restructuring charges of $7.1 million, operating income rose $1.9 million, or 16%. The operating margin, excluding restructuring charges, was 17.7%. Revenues increased $.5 million, or 0.6%, while operating expenses, excluding restructuring, decreased $1.5 million, or 2.2%. Reduced promotional spending as well as lower technology related expenses and depreciation more than offset higher expenses related to the Newswires business expansion overseas. EBITDA improved $.9 million, or 4.9%.

Dow Jones Newswires revenue increased $2.5 million, or 4.3%, in the quarter. International revenue grew 7.3%, while revenue from North America advanced 3.7%. Revenue from non-traditional distribution channels, such as online brokerages and other e-commerce sites as well as wholesale arrangements, both domestic and internationally, continued to grow, while revenue from larger customers, in particular from the securities industry, has softened due to the economic slowdown and consolidation. As of June 30, 2001, there were 333,000 newswires terminals compared with 319,000 terminals a year ago, an improvement of 4.4%. Bridge Information Systems was current with all of its post-petition obligations to Newswires in the second quarter of 2001.

WSJ.com revenue declined $2.8 million, or 23%, from last year's second quarter. Advertising revenue dropped 41%, due to a weak advertising market across all customer categories. At June 30, 2001, the number of subscribers to WSJ.com reached 591,000 versus 461,000 a year ago, a gain of 28%. The mix of advertising versus subscription revenue was 43% to 57%, respectively, compared with 55% to 44% in last year's second quarter.

Dow Jones Indexes second quarter revenue was $3.9 million, up 15% from the like 2000 period. The increase was driven by license fees for funds based on Global Titans, exchange traded funds, STOXX and customer indexes.

Electronic publishing's operating income for the first half of 2001 declined $12.2 million, or 55%. Excluding restructuring charges, operating income of $22.1 million was almost flat with 2000. The operating margin, excluding restructuring, was 13.6%. Revenue advanced $2.8 million, or 1.7%, with gains at Newswires partly tempered by lower WSJ.com advertising revenue.
The operating expenses, excluding restructuring charges of $12.1 million, were up $2.9 million, or 2.1%, reflecting expansion efforts overseas and higher royalty expenses somewhat offset by lower promotional spending.


COMMUNITY NEWSPAPERS

===========================================================================
                                      Quarters Ended       Six Months Ended
                                             June 30                June 30
(in thousands)                       2001       2000        2001       2000
---------------------------------------------------------------------------
Advertising                       $65,588    $67,369    $121,272   $124,366
Circulation and other              25,430     25,121      49,643     48,776
---------------------------------------------------------------------------
Total revenue                      91,018     92,490     170,915    173,142
Operating expenses                 65,679     65,862     131,378    128,668
---------------------------------------------------------------------------
Operating income                  $25,339    $26,628    $ 39,537   $ 44,474
Operating margin                     27.8%      28.8%       23.1%      25.7%
---------------------------------------------------------------------------
EBITDA*                           $29,483    $30,910    $ 48,165   $ 53,086
EBITDA margin                        32.4%      33.4%       28.2%      30.7%
===========================================================================

*  See footnote 11 to financial statements.

Community newspapers operating income declined $1.3 million, or 4.8%, from the second quarter of 2000. EBITDA was down $1.4 million, or 4.6%.

Revenue in the quarter decreased $1.5 million, or 1.6%. Advertising revenue declined $1.8 million, or 2.6%, on a 2% decline in linage. Advertising linage for the daily papers was down 3.1%, but linage for the non-dailies was up 4.6% in the second quarter of 2001 from a year earlier. Circulation and other revenues were up 1.2%, due to an increase in commercial printing revenue. Second quarter average circulation for the 19 dailies was 538,000 in 2001, versus 549,000 in 2000. Expenses in this quarter were at the same level as 2000. Lower production costs and sales commissions offset higher newsprint prices as well as increased promotional and marketing costs. Newsprint expense was up 5%, as a 6% usage decline was more than offset by price increases. Employee compensation expense, which is a major cost component of the segment, was up 1.9% from 2000's second quarter.

In May 2001, the company completed a purchase acquisition of the York County Coast Star and The York Weekly in Maine and combined these operations with Seacoast Newspapers, Inc. in Portsmouth, New Hampshire.

For the first six months in 2001, operating income was down $4.9 million, or 11.1%. Excluding restructuring charges, the operating margin was 23.3%. EBITDA declined $4.9 million, or 9.3%. Advertising revenue fell $3.1 million, or 2.5%, as overall linage was down 2.4%. Operating expenses were up $2.7 million, or 2.1%, largely due to higher newsprint prices.


OTHER INCOME/DEDUCTIONS

Net investment income in the second quarter was $.4 million in 2001 compared with $1.9 million in 2000, a decline of $1.5 million, or 78%. Year-to-date net investment income in 2001 was $.9 million, versus $4.4 million in 2000. Investment income in the first half of 2000 included accrued dividends from Bridge (about $1.5 million per quarter) which ceased in the third quarter of 2000. Long-term debt outstanding at June 30, 2001 was $200 million, an increase of $50 million from a year ago.

The company's second-quarter share of equity in earnings from associated companies was $.7 million, an improvement of $1.2 million from losses of $.5 million in the like 2000 period. The second quarter of 2000's equity results included a reversal of a 1998 restructuring charge of $3.2 million relating to the favorable disposition of a satellite lease in Europe. Excluding this benefit, equity results improved $4.4 million from 2000's equity losses of $3.6 million, driven by elimination of Work.com losses in this quarter, reduced losses from international television joint ventures, as well as higher earnings at Factiva and the company's newsprint mill affiliate.

The first six months of 2001 equity in losses from associated companies of $10.1 million was $.6 million worse than last year's losses of $9.5 million. The company incurred a first quarter 2001 shutdown cost of $2.4 million for Work.com. Excluding special items in both years, equity losses were favorable by $5 million, or 40%. Improved results from Factiva, international television joint ventures, SmartMoney and the newsprint mill affiliate were partly offset by higher losses from the company's European publishing investments and Work.com.

The second quarter of 2001 included a net gain of $8.1 million, or $.09 per share, related to a reserve for the contract guarantee. The first quarter of 2001 included a net gain of $2.2 million, or $.02 per diluted share, related to this matter. In 2000, the company established a reserve for payments that the company may have to make on behalf of Bridge Information Systems in connection with Dow Jones' guarantee of certain minimum payments for data acquired by Dow Jones' former Telerate subsidiary from Cantor Fitzgerald Securities and Market Data Corporation. Dow Jones sold Telerate to Bridge Information Systems in 1998. Bridge is currently in bankruptcy, but made payments for the post-petition periods in the first and second quarters.

The second quarter of 2000 included a net gain of $4.8 million, or $.05 per diluted share, from the sale of its minority interest in SportsTicker Enterprises L.P. In the first quarter of 2000, the company sold its subsidiary, Dow Jones Financial Publishing Corp. for a pretax gain of $13.8 million.


TELEVISION

Television includes income from U.S. television operations reported in the print publishing segment and losses from international television reported in equity results. The total pretax earnings in the second quarter of $9 million were down slightly from last year's earnings of $9.4 million.

Excluding the special item in 2000, pretax earnings improved $2.8 million, or 46%, reflecting improved results in the overseas joint ventures and U.S. television revenues. For the first half, total pretax earnings were $10.5 million in 2001, compared with $9.7 million ($6.6 million excluding the special item) in 2000. Since 1998, television results have benefited from the company's worldwide alliance with CNBC, particularly enhancing U.S. television revenues.


INCOME TAXES

The following table presents the effective income tax rates.

===========================================================================
                                      Quarters Ended       Six Months Ended
                                             June 30                June 30
                                     2001       2000        2001       2000
---------------------------------------------------------------------------
Effective income tax rate
(net of minority interests)          35.3%      38.8%       35.1%      38.8%
---------------------------------------------------------------------------
Effective income tax rate
(net of minority interests),
excluding special items              40.0%      39.5%       40.0%      39.5%
===========================================================================

The effective tax rate was lower than the rate excluding special items due to the non-taxable reversal of the reserve for the contract guarantee in 2001. As of June 30, 2001, the company had available approximately $486 million of capital loss carryforward (a deferred tax asset of $185 million). The company may utilize the bulk of carryforward through 2003. In addition, the company has recorded an unrecognized capital loss carryforward of $402 million (a deferred tax asset of $153 million) that will be available for use for five years from the year it is recognized for tax purposes. Both loss carryforwards are fully reserved.


FINANCIAL POSITION

Cash provided by operations in the first half of 2001 of $128.9 million declined $125.1 million, or 49%, from 2000's like period, primarily due to lower earnings.

During the first six months of 2001, the company repurchased 1.6 million shares of its common stock for an aggregate price of $87.3 million, with an average price per share of $55.73. As of June 30, 2001, approximately $495 million remained under board authorization for share repurchases after reserving for the possible exercise of outstanding puts. The company has outstanding puts covering up to 1 million shares which, if exercised, will require the company to repurchase up to $53.8 million of its common stock at strike prices (net of put premiums received) ranging from $50.70 to $55.78 per share through April 2002. The company has the option of net share settlement on these contracts.

In addition to the repurchase of the company's stock, the company made capital expenditures of $72.1 million in the first half of 2001 (including $15.2 million for The Wall Street Journal color print expansion project and $13.4 million for the WSJ.com redesign), paid dividends of $43.3 million and funded $29 million for various investments.

The company has guaranteed payment under certain circumstances of certain minimum payments for data acquired by Telerate (now wholly-owned by Bridge Information Systems, Inc.) from Cantor Fitzgerald Securities and Market Data Corporation (MDC) under contracts entered into during the period when Telerate was a subsidiary of the company. The minimum payments average approximately $50 million per year through October 2006. In 2000, the company established a reserve in the amount of $255 million representing the present value of the total estimated minimum payments over the remainder of the contract term using a discount rate of approximately 6%.

In the first quarter of 2001, Bridge paid, as an administrative expense in bankruptcy, the portion of the quarterly payment owed to MDC for the period subsequent to Bridge's February 15, 2001 Chapter 11 bankruptcy filing. In April 2001, Dow Jones paid $5.8 million to MDC covering the period January 1 to February 14, 2001 preceding Bridge's Chapter 11 bankruptcy filing.
Bridge made payments to MDC for the second quarter. After conducting an auction, the bankruptcy court approved the sale of a substantial portion of Bridge's assets, but excluding the Telerate business, to Reuters. The Bridge bankruptcy continues and the Telerate business remains available for sale.

As noted in Item 3 of this Form 10-Q, MDC has amended its complaint to seek a declaratory judgment that the remainder of the minimum payments through October 2006 will be payable by the company under the guarantee. The company has asked the court to dismiss the claim on the grounds that it is premature to consider it because the company expects to have various defenses with respect to the remaining payments.

As of June 30, 2001, the company had borrowings of $200 million through the issuance of commercial paper, which is classified as long-term, as it is the company's intent to refinance such obligations on a long-term basis. In June 2001, the company renewed its revolving credit agreements with a consortium of banks. Under these agreements, the company can borrow up to $430 million, of which $290 million through June 24, 2002 and $140 million through June 24, 2006. The terms are essentially the same as the prior agreement.


ACCOUNTING PRONOUNCEMENTS

In June 2001, Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combination" was issued. This Statement requires that all business combinations be accounted for by a single method -- the purchase method. This Statement also requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.
When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, disclosure of other information about those assets is required, such as the amount of goodwill by reportable segment and the amount of the purchase price assigned to each major intangible asset class. The effective date for the provisions of this Statement is all business combinations initiated after June 30, 2001.

In addition, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." According to this Statement, goodwill shall not be amortized but be tested for impairment at least annually or between annual tests if an event occurs or circumstances change indicating that goodwill of a reporting unit might be impaired. The aggregate amount of goodwill impairment losses shall be presented as a separate line item in the operating section of the income statement. This Statement applies fiscal years beginning after December 15, 2001. The company is in the process of evaluating the standards and determining their effect on financial results upon implementation.

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

 - the company's ability to reduce costs without harming long term growth prospects;

 - business conditions (growth or consolidation) in the financial services industry, and the tendency of consolidation to negatively impact the market for the company's products and services and advertising;

 - the difficult comparisons the company will face in 2001 in light of the high level of advertising sales revenue achieved at The Wall Street Journal in 2000;

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

In the first quarter of 2001, Bridge paid, as an administrative expense in bankruptcy, the portion of the quarterly payment owed to MDC for the period subsequent to Bridge's February 15, 2001 Chapter 11 bankruptcy filing. In April 2001, Dow Jones paid $5.8 million to MDC covering the period January 1 to February 14, 2001 preceding Bridge's Chapter 11 bankruptcy filing. On May 15, 2001, Bridge paid, as an administrative expense in bankruptcy, the entire quarterly payment owed to MDC on that date.

MDC has amended its complaint to drop its claim for consequential damages and to drop its claim for a declaratory judgment that the remainder of the annual minimum payments through October 2006 will be payable under the guarantee. The only remaining claims in the complaint seek the payment of interest on the payment made in the first quarter of 2001 and for attorneys fees and costs in this litigation. The company has asserted various defenses with respect to these remaining claims.


ITEM 4.   Submission of Matters to a Vote of Security Holders.

           Not applicable


ITEM 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits filed:

Exhibit
Number               Document
-------              --------

* 10.1    364-Day Credit Agreement, dated as of June 25, 2001
* 10.2    5-Year Credit Agreement, dated as of June 25, 2001

* Securities and Exchange Commission and New York Stock Exchange copies only.

    (b)   Reports on Form 8-K:

          Form 8-K, dated April 12, 2001
          Form 8-K/A, dated June 19, 2001 (to amend Form 8-K dated
             June 18, 2001)

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


                                                DOW JONES & COMPANY, INC.
                                                -------------------------
                                                      (Registrant)



Dated: August 13, 2001                       By: /s/ Christopher W. Vieth
                                                 ------------------------
                                                   Christopher W. Vieth
                                                 Vice President, Finance
                                                and Corporate Controller