Form 10-Q
period 2001-09-30
DOW JONES & CO INC
filed 2001-11-13
CIK 29924

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001


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

   The number of shares outstanding of each of the issuer's classes of common stock on September 30, 2001: 64,019,904 shares of Common Stock and 20,906,237 shares of Class B Common Stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
                                Dow Jones & Company, Inc.
=========================================================================================
                                               Quarters Ended           Nine Months Ended
(in thousands, except                            September 30                September 30
 per share amounts)                          2001        2000            2001        2000
-----------------------------------------------------------------------------------------
Revenues:
Advertising                              $220,450    $319,307      $  797,542  $1,096,920
Information services                       72,270      71,257         218,048     207,335
Circulation and other                     104,840     109,726         325,964     339,944
-----------------------------------------------------------------------------------------
  Total revenues                          397,560     500,290       1,341,554   1,644,199
-----------------------------------------------------------------------------------------
Expenses:
News, operations and development          127,337     137,306         399,085     404,340
Selling, administrative and general       136,020     159,817         463,035     501,872
Newsprint                                  32,234      44,828         119,442     133,593
Print delivery costs                       45,600      47,135         144,942     145,185
Depreciation and amortization              25,982      27,937          81,196      82,528
Restructuring and other special charges     1,720                      33,772
-----------------------------------------------------------------------------------------
  Operating expenses                      368,893     417,023       1,241,472   1,267,518
-----------------------------------------------------------------------------------------
  Operating income                         28,667      83,267         100,082     376,681
Other income (deductions):
Investment income                             233         844           1,286       6,146
Interest expense                              (60)                       (199)       (904)
Equity in losses of
 associated companies                      (1,983)     (4,653)        (12,040)    (14,168)
Gain on disposition of
 businesses and investments                                                        20,192
Write-down of investments                  (8,827)    (82,295)         (8,827)    (82,295)
Contract guarantee, net                     8,435                      18,720
Other, net                                 (1,088)       (544)           (255)       (940)
-----------------------------------------------------------------------------------------
Income (loss) before income taxes and
 minority interests                        25,377      (3,381)         98,767     304,712
Income taxes                               11,376      31,601          38,091     151,470
-----------------------------------------------------------------------------------------
Income (loss) before minority interests    14,001     (34,982)         60,676     153,242
Minority interests                          2,667       1,086           5,415       2,095
-----------------------------------------------------------------------------------------
Net income (loss)                        $ 16,668    $(33,896)     $   66,091  $  155,337
=========================================================================================
Net income (loss) per share:
  - Basic                                    $.20       $(.39)           $.77       $1.76
  - Diluted                                   .19        (.39)            .76        1.74
Weighted-average shares outstanding:
  - Basic                                  85,213      87,476          86,044      88,099
  - Diluted                                85,777      87,476          86,646      89,063

Cash dividends declared per share                                        $.75        $.75
-----------------------------------------------------------------------------------------
Comprehensive income (loss)              $ 26,662    $(38,642)     $   68,706  $  171,476
=========================================================================================

See notes to condensed consolidated financial statements.

                                      -2-

                             CONDENSED CONSOLIDATED
                      STATEMENTS OF CASH FLOWS (Unaudited)
                           Dow Jones & Company, Inc.

=============================================================================
                                               Nine Months Ended September 30
(in thousands)                                           2001            2000
-----------------------------------------------------------------------------
Operating Activities:
Net income                                          $  66,091       $ 155,337
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                          81,699          82,528
Gain on disposition of businesses
 and investments                                                      (20,192)
Write-down of assets                                   12,473          82,295
Changes in assets and liabilities                      58,001          22,300
Other, net                                             (4,209)         12,071
-----------------------------------------------------------------------------
    Net cash provided by operating activities         214,055         334,339
-----------------------------------------------------------------------------
Investing Activities:
Additions to plant and property                       (96,441)       (141,385)
Businesses and investments acquired,
 net of cash received                                 (42,313)        (49,209)
Disposition of businesses and investments               1,176          28,760
Other, net                                              5,828           3,645
-----------------------------------------------------------------------------
    Net cash used in investing activities            (131,750)       (158,189)
-----------------------------------------------------------------------------
Financing Activities:
Cash dividends                                        (64,641)        (66,334)
Increase in long-term debt                             82,556
Repurchase of treasury stock, net of
 put premiums                                        (134,222)       (186,651)
Proceeds from sales under stock
 compensation plans                                    13,878          33,725
Contributions from minority partner                     3,930
-----------------------------------------------------------------------------
    Net cash used in financing activities             (98,499)       (219,260)
-----------------------------------------------------------------------------
Decrease in cash and cash equivalents                 (16,194)        (43,110)
Cash and cash equivalents at beginning of year         49,347          86,388
-----------------------------------------------------------------------------
Cash and cash equivalents at September 30           $  33,153       $  43,278
=============================================================================

See notes to condensed consolidated financial statements.

                         CONDENSED CONSOLIDATED
                        BALANCE SHEETS (Unaudited)
                        Dow Jones & Company, Inc.

=========================================================================
                                             September 30     December 31
(in thousands)                                       2001            2000
-------------------------------------------------------------------------
Assets:
Cash and cash equivalents                      $   33,153      $   49,347
Accounts receivable-trade, net                    179,459         236,284
Newsprint inventory                                15,884          13,109
Deferred income taxes                               7,582           7,749
Other current assets                               37,775          61,754
-------------------------------------------------------------------------
  Total current assets                            273,853         368,243
-------------------------------------------------------------------------
Investments in associated companies,
 at equity                                         75,165          65,871
Other investments                                   7,001          11,219

Plant and property, at cost                     1,706,499       1,625,479
Less, accumulated depreciation                    935,578         864,616
-------------------------------------------------------------------------
                                                  770,921         760,863
Intangibles, principally goodwill,
 less accumulated amortization                     82,484          73,840
Deferred income taxes                              79,888          71,316
Other assets                                        8,667          10,704
-------------------------------------------------------------------------
  Total assets                                 $1,297,979      $1,362,056
=========================================================================
Liabilities:
Accounts payable and accrued liabilities       $  311,508      $  346,289
Income taxes                                       50,963          27,658
Unearned revenue                                  199,701         213,277
-------------------------------------------------------------------------
  Total current liabilities                       562,172         587,224
Long-term debt                                    233,421         150,865
Other noncurrent liabilities                      447,281         456,606
-------------------------------------------------------------------------
  Total liabilities                             1,242,874       1,194,695
-------------------------------------------------------------------------

Minority Interests in Subsidiaries                  7,152           8,593

Stockholders' Equity:
Common stock                                      102,181         102,181
Additional paid-in capital                        129,214         137,481
Retained earnings                                 603,882         602,432
Accumulated other comprehensive loss               (1,940)         (4,555)
-------------------------------------------------------------------------
                                                  833,337         837,539
Less, treasury stock, at cost                     785,384         678,771
-------------------------------------------------------------------------
  Total stockholders' equity                       47,953         158,768
-------------------------------------------------------------------------
  Total liabilities and stockholders' equity   $1,297,979      $1,362,056
=========================================================================

See notes to condensed consolidated financial statements.

                                      -4-

                       NOTES TO FINANCIAL STATEMENTS
                         Dow Jones & Company, Inc.

1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of September 30, 2001, and December 31, 2000, and the consolidated results of operations for the three and nine-month periods ended September 30, 2001 and 2000 and the consolidated cash flows for the nine-month periods then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

2. The third quarter of 2001 included charges to operating income of $1.7 million ($1 million after taxes, or $.01 per diluted share) related to the September 11 World Trade Center Disaster. The charge included temporary relocation related costs and a charitable donation of $1 million to the September 11 Fund, which were partly offset by savings from World Financial Center rent abatement. The company has insurance policies that cover property damage, extra expenses and business interruption related to the September 11 disaster. The company is currently in discussions with its insurance providers in assessing the amount of the claim.

3. The company announced in October 2001 that it intended to permanently reduce the number of personnel housed at the World Financial Center and relocate them to other available office space in the surrounding area, including owned facilities in South Brunswick, New Jersey. Dow Jones will permanently vacate and attempt to sublet 165,000 sq ft of its over 300,000 sq ft leased office space at World Financial Center. The lease is due to expire in 2005. The staff that will remain at World Financial Center will return once it is determined the space is suitable for occupancy. As a result of its decision to permanently re-deploy its personnel at this location, Dow Jones will likely record a significant charge in the fourth quarter primarily reflecting its obligation to the landlord on the vacated space. Looking ahead long-term, this re-deployment will lower the company's rental expenses.

4. The third quarter of 2001 included a net gain of $8.4 million, or $.10 per diluted share, related to a partial reversal of a reserve for a contract guarantee. For the nine months ended September 2001, the company recorded net gains of $18.7 million, or $.21 per diluted share, relating to this matter. In 2000, the company established a reserve for payments that the company may have to make on behalf of Bridge Information Systems in connection with Dow Jones' guarantee of certain minimum payments for data acquired by Dow Jones' former Telerate subsidiary from Cantor Fitzgerald Securities and Market Data Corporation. Dow Jones sold Telerate to Bridge in 1998. Bridge is currently in bankruptcy but made payments for the post-petition periods through the third quarter of 2001, which were partly offset by the amortization of the discount on the contract guarantee. In October 2001, the bankruptcy court granted Bridge's motion to reject Telerate's contracts with Cantor and MDC. As a result of that rejection, Bridge and Telerate will likely no longer be making payments to Cantor and MDC. Cantor and MDC have advised the company that they will be seeking payment from Dow Jones of an amount they allege is due on November 15 under the contract guarantee. The company has various substantial defenses to these claims. Accordingly, the company has instituted a legal action seeking a declaratory judgment with respect to these claims, as described in Legal Proceedings.

5. The third quarter of 2001 included a write-down of $8.8 million, or $.11 per diluted share, from the impairment in the value of the company's investments in Nation Multimedia Group Public Co.($4.8 million, or $.06 per share), a multimedia company in Thailand, and iBEAM Broadcasting Corp.($4 million, or $.05 per share), a provider of streaming video services.

6. The third quarter of 2001 included a $1.2 million ($.7 million after taxes, or $.01 per diluted share) gain relating to the early extinguishment of debt for CNBC Europe. This gain was recorded in equity in losses of associated companies.

7. Second quarter 2001 operating expenses included restructuring charges of $14.7 million ($8.9 million after taxes, or $.10 per diluted share) for employee severance related to a general workforce reduction. Through June 2001, the company reduced its full-time workforce by 429 employees, or 5%, including a reduction of approximately 160 employees in the second quarter. About half of the second quarter severance was paid during the third quarter of 2001. In addition to the workforce reduction in the second quarter, the company recorded an asset write-down of $2.4 million ($1.5 million after taxes, or $.02 per diluted share) related to WSJ.com assets which were made obsolete or were redundant and abandoned as a result of the restructuring plan.

8. The first quarter of 2001 included a restructuring charge of $12.7 million ($7.8 million after taxes, or $.09 per diluted share) for employee severance related to a general workforce reduction in all segments. Three-quarters of the first quarter severance charge was paid over the second and third quarters of 2001. In addition, the company posted a restructuring charge of $2.2 million ($1.3 million after taxes, or $.01 per diluted share) for asset write-downs associated with the company's online businesses which were made obsolete or were redundant and abandoned as a result of the restructuring plan. These charges were included in first quarter operating expenses. Also in the first quarter, the company recorded a charge of $2.4 million ($1.6 million after taxes, or $.02 per diluted share) to equity in losses of associated companies for costs related to the shut-down of Work.com, a joint venture with Excite@Home.

9. The third quarter of 2000 included a write-down of $82.3 million, or $.94 per share, from the impairment in the value of the company's investment in Bridge Information Systems, Inc.

10. The second quarter of 2000 included a net gain of $4.8 million, or $.05 per diluted share, from the sale of its minority interest in SportsTicker Enterprises L.P.

11. The second quarter of 2000 included a reversal of a 1998 restructuring charge of $3.2 million ($2.1 million after taxes, or $.02 per diluted share) relating to a favorable disposition of a satellite contract for CNBC Europe. The benefit was recorded in equity in losses of associated companies.

12. The first quarter of 2000 included a net gain of $9.5 million, or $.10 per diluted share, from the sale of the company's subsidiary, Dow Jones Financial Publishing Corp.

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

14.  Comprehensive income (loss) was computed as follows:

=============================================================================
                                       Quarters Ended       Nine Months Ended
                                         September 30            September 30
(in thousands)                        2001       2000         2001       2000
-----------------------------------------------------------------------------
Net income (loss)                  $16,668   $(33,896)     $66,091   $155,337

Foreign currency
 translation adjustments             2,045       (168)      (2,345)    (2,174)

Adjustments for realized loss
 included in net income              7,949                   6,206

Unrealized gain (loss) on
 investments                                   (4,578)      (1,246)    18,313
-----------------------------------------------------------------------------
Comprehensive income (loss)        $26,662   $(38,642)     $68,706   $171,476
=============================================================================

15. Diluted earnings (loss) per share have been computed as follows:

=============================================================================
                                       Quarters Ended       Nine Months Ended
(in thousands, except                    September 30            September 30
 per share amounts)                   2001       2000         2001       2000
-----------------------------------------------------------------------------
Weighted-average shares
 outstanding - basic                85,213     87,476       86,044     88,099
Stock options                          367                     422        815
Other, principally
 contingent stock rights               197                     180        149
-----------------------------------------------------------------------------
Weighted-average shares
 outstanding - diluted              85,777     87,476       86,646     89,063

Diluted earnings (loss) per share     $.19      $(.39)        $.76      $1.74
=============================================================================

Options and contingent stock rights outstanding at September 30, 2000 were excluded from the diluted loss per share in the third quarter of 2000 because to include such securities would be antidilutive. Including the dilution from these securities would have resulted in weighted-average diluted shares outstanding of 88,354,000 in the third quarter 2000.

16. The following table compares revenues, income before income taxes and minority interests and EBITDA by business segment for the quarters and nine months ended September 30, 2001 and 2000. EBITDA is computed by the company as operating income excluding depreciation, amortization and restructuring and other special charges. EBITDA is a measure used by the company's management in determining a business unit's performance. EBITDA is not a measure of performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net income as a measure of performance, nor as a substitute for cash flow as a measure of liquidity. EBITDA is not a measure of funds available for management's use. EBITDA is a component of a covenant of the company's credit agreement that limits the company's ability to incur certain additional future indebtedness. Management believes that EBITDA is a standard measure of operating performance that is commonly used by investors and analysts to analyze and compare other communication companies. EBITDA may be calculated differently by other companies and investors should not view the company's calculation of EBITDA as an alternative to GAAP measures such as operating income, net income and cash flows provided by or used in operating, investing and financing activities.

                                 SEGMENT INFORMATION

==================================================================================
                                          Quarters Ended         Nine Months Ended
                                            September 30              September 30
(in thousands)                           2001       2000         2001         2000
----------------------------------------------------------------------------------
Revenues:
Print publishing                     $229,280   $327,624   $  840,699   $1,139,502
Electronic publishing                  78,235     82,245      239,895      241,134
Community newspapers                   90,045     90,421      260,960      263,563
                                     --------   --------   ----------   ----------
  Consolidated revenues              $397,560   $500,290   $1,341,554   $1,644,199
----------------------------------------------------------------------------------
Income (loss) before income taxes
 and minority interests:
Print publishing                     $   (981)  $ 54,785   $   45,822   $  306,083
Electronic publishing                  12,978     11,055       22,960       33,233
Community newspapers                   24,572     24,202       64,109       68,676
Corporate                              (7,902)    (6,775)     (32,809)     (31,311)
                                     --------   --------   ----------   ----------
  Consolidated operating income      $ 28,667   $ 83,267   $  100,082   $  376,681

Equity in losses
 of associated companies               (1,983)    (4,653)     (12,040)     (14,168)
Other non-operating (losses) income    (1,307)   (81,995)      10,725      (57,801)
                                     --------   --------   ----------   ----------
  Income (loss) before income taxes
   and minority interests            $ 25,377   $ (3,381)  $   98,767   $  304,712
----------------------------------------------------------------------------------
EBITDA:
Print publishing                     $ 15,719   $ 72,743   $  114,556   $  358,452
Electronic publishing                  18,600     16,622       51,846       50,161
Community newspapers                   28,664     28,512       76,829       81,598
Corporate                              (6,614)    (6,673)     (28,181)     (31,002)
                                     --------   --------   ----------   ----------
  Consolidated EBITDA                $ 56,369   $111,204   $  215,050   $  459,209

EBITDA Margin:
Print publishing                          6.9%      22.2%        13.6%        31.5%
Electronic publishing                    23.8       20.2         21.6         20.8
Community newspapers                     31.8       31.5         29.4         31.0
  All segments                           14.2       22.2         16.0         27.9
==================================================================================

Restructuring and other special charges were included in operating income in 2001 as follows:
(in thousands)               3rd Quarter             Nine Months
                             -----------             -----------
Print publishing                  $  618                 $17,497
Electronic publishing                102                  12,186
Community newspapers                                         321
Corporate                          1,000                   3,768
                                  ------                 -------
                                  $1,720                 $33,772

Excluding restructuring and other special charges, segment operating income was as follows:
(in thousands)                       Quarters Ended         Nine Months Ended
                                       September 30              September 30
                                    2001       2000         2001         2000
                                    ---------------         -----------------
Print publishing                 $  (363)   $54,785     $ 63,319     $306,083
Electronic publishing             13,080     11,055       35,146       33,233
Community newspapers              24,572     24,202       64,430       68,676
Corporate                         (6,902)    (6,775)     (29,041)     (31,311)
                                 -------    -------	--------     --------
Consolidated operating income    $30,387    $83,267     $133,854     $376,681

                                      -8-

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FOR THE THIRD QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

The company reported third quarter 2001 net income of $16.7 million, or $.19 per diluted share, compared with a loss last year of $33.9 million, or $.39 per diluted share. (All references to "per share" amounts in this discussion are on a per diluted share basis.) Special charges in the third quarter 2001 totaled $0.7 million, after taxes. These consisted of a charge to operating income of $1.7 million ($1 million after taxes) related to the September 11 terrorist attacks offset by a net gain on non-operating items. The non-operating items consisted of an $8.8 million write-down of certain marketable equity securities, a gain of $8.4 million from a reversal of a contract guarantee and a gain of an investee of $1.2 million ($0.7 million after taxes) on the early extinguishment of debt. The third quarter of 2000 included a non-operating charge of $82.3 million, or $.94 per share, from the write-down of the carrying value of Bridge Information Systems preferred stock. Excluding these special items in both years, net income was $17.4 million, or $.20 per share, compared with net income of $48.4 million, or $.55 per share, in the third quarter of 2000. A sharp drop-off in profits at the print publishing segment more than offset improved results in the electronic publishing segment.

For the nine months ended September 30, net income was $66.1 million in 2001, or $.76 per share, versus $155.3 million in 2000, or $1.74 per share. In addition to the special items affecting the quarter, the first nine months of 2001 also included restructuring charges to operating income of $32.1 million ($19.5 million after taxes) as well as special non-operating gains totaling $7.9 million ($8.7 million after taxes). In addition to the third quarter 2000 write-down of Bridge, the first nine months of 2000 included non-operating investment gains of $23.4 million ($16.4 million after taxes). Excluding special items in both years, net income was $77.6 million, or $.90 per share in 2001, compared with net income of $221.3 million, or $2.48 per share, in 2000.

Results in the first nine months of 2001 reflect a sustained economic softness, which has affected the company's advertising-supported businesses. Additionally, the exceptional results in 2000 presented a difficult comparison due to the company's extraordinary advertising volume generated from thriving financial, technology and dot.com businesses.

The adverse advertising environment was further exacerbated by the September 11 terrorist attacks. In September, the company experienced cancellations by advertisers as well as other lost revenue at its electronic businesses in the New York downtown area following the attacks. The company estimates lost revenues were roughly $15 million in September, or about $.09 cents per share. These lost revenues are management's estimate based on actual cancellations and advertising trends. These estimated lost revenues have not been included in the year-over-year comparisons. The company has recorded additional operating costs related to the September 11 attack of $1.7 million ($1 million after taxes), reflecting the temporary relocation of its New York headquarters as well as a $1 million charitable donation to the September 11 funds offset by a credit relating to abatement of rent at the company's World Financial Center headquarters.

The World Financial Center was adjacent to the World Trade Center. While the building was determined to be structurally sound, our office space sustained some damage from debris and dust. The company has had limited access to this leased facility and has not been able to determine the full extent of the damage. The company believes, however, damage to the property will be recoverable through insurance as the company's policy provides for current replacement value of these depreciated assets. The insurance policies provide coverage for property damage, extra expenses and business interruption (lost revenues) related to this disaster. The company has not provided for any insurance recovery in the third quarter 2001 on its incremental expenses or its estimated lost revenues. The company is currently in discussions with its insurance providers in determining the amount of the claim.

The company announced in October 2001 that it intended to permanently reduce the number of personnel housed at the World Financial Center and relocate them to other available office space in the surrounding area, including owned facilities in South Brunswick, New Jersey. Dow Jones will permanently vacate and attempt to sublet 165,000 sq ft of its over 300,000 sq ft leased office space at World Financial Center. The lease is due to expire in 2005. The staff that will remain at World Financial Center will return once it is determined the space is suitable for occupancy. As a result of its decision to permanently re-deploy its personnel at this location, Dow Jones will likely record a significant charge in the fourth quarter primarily reflecting its obligation to the landlord on the vacated space. Looking ahead long-term, this re-deployment will lower the company's rental expenses.

As previously reported, in light of the sustained economic softness seen this year in advertising the company took steps to better align its costs with its revenues by initiating restructuring efforts in its first and second quarters. In the first half of 2001, the company initiated a general workforce reduction of 429 full-time employees, or 5%. Restructuring charges related to these workforce reductions amounted to $27.4 million ($16.7 million after taxes) through the first six months of 2001. These reductions were across all business segments. In addition to the workforce reduction, the company wrote down assets of $4.7 million ($2.8 million after taxes) of online businesses to operating income that were made obsolete, or were redundant and abandoned. The annualized cost savings associated with the workforce reduction is expected to be $37.7 million. In addition to cost savings from staff reductions, the company has also significantly reduced costs in other, non-staff areas. Most of the severance charge for the first quarter and about half of the severance for the second quarter was paid by the end of the third quarter of 2001.

The third quarter 2001 included a net gain of $8.4 million, or $.10 per diluted share, related to a partial reversal of a reserve for a contract guarantee. For the nine months ended September 2001, the company recorded net gains of $18.7 million, or $.21 per diluted share, relating to this matter. In 2000, the company established a reserve for payments that the company may have to make on behalf of Bridge Information Systems in connection with Dow Jones' guarantee of certain minimum payments for data acquired by Dow Jones' former Telerate subsidiary from Cantor Fitzgerald Securities and Market Data Corporation. Dow Jones sold Telerate to Bridge in 1998. Bridge is currently in bankruptcy but made payments for the post-petition periods through the third quarter of 2001, which were partly offset by the amortization of the discount on the contract guarantee. In October 2001, the bankruptcy court granted Bridge's motion to reject Telerate's contracts with Cantor and MDC. As a result of that rejection, Bridge and Telerate will likely no longer be making payments to Cantor and MDC. Cantor and MDC have advised the company that they will be seeking payment from Dow Jones of an amount they allege is due on November 15 under the contract guarantee. The company has various substantial defenses to these claims. Accordingly, the company has instituted a legal action seeking a declaratory judgment with respect to these claims, as described in Legal Proceedings.

The following table reconciles the company's reported results to income excluding special items. The term "special items," as used within the remainder of management's discussion and analysis, refers to those items within the table.

(in millions, except                               Special Items
 per share amounts)                                -------------
                          Quarters Ended September 30               Nine Months Ended September 30
                           2001                  2000                   2001                 2000
                   --------------------  ---------------------- ---------------------  -----------------------
                   Operating  Net   EPS  Operating   Net    EPS Operating  Net    EPS  Operating  Net      EPS
                   ---------  ---   ---  ---------   ---    --- ---------  ---    ---  ---------  ---      ---
REPORTED INCOME      $28.7  $16.7 $ .19     $83.3  $(33.9)$(.39)  $100.1 $ 66.1 $ .76    $376.7  $155.3  $1.74

Adjusted to remove
 Restructuring and
  other special charges
   Employee
    severance                                                      (27.4) (16.7) (.19)
   Asset Write-down                                                 (4.7)  (2.8) (.03)
   WTC Disaster
    Related expenses  (1.7)  (1.0) (.01)                            (1.7)  (1.0) (.01)
Included in non-
 operating income
 Reversal of
  contract guarantee          8.4   .10                                    18.7   .21
 Write-down of
  investments:
   iBeam                     (4.0) (.05)                                   (4.0) (.05)
   Nation Multimedia         (4.8) (.06)                                   (4.8) (.06)
   Bridge Information
    Systems                                         (82.3) (.94)                                  (82.3)  (.94)
 CNBC Europe special
  gain (exting. debt)          .7   .01                                      .7   .01
 Work.com shutdown                                                         (1.6) (.02)
 Gains on sales:
   DJ Financial
    Publishing                                                                                      9.5    .10
   SportsTicker                                                                                     4.8    .05
 Reverse Int'l TV
  restructuring                                                                                     2.1    .02


INCOME EXCLUDING
 SPECIAL ITEMS       $30.4  $17.4 $ .20     $83.3  $ 48.4 $ .55   $133.9 $ 77.6 $ .90    $376.7  $221.3* $2.48*

*The total of the individual items does not add due to rounding.

Operating income in the third quarter of 2001 of $28.7 million dropped $54.6 million, or 66%, from 2000's $83.3 million. The operating margin was 7.2%, down from 2000's 16.6%. Excluding the special charges, operating income of $30.4 million (operating margin of 7.6%) decreased $52.9 million, or 64%. The third quarter EBITDA margin (defined as operating income excluding depreciation, amortization and restructuring and other special charges) was 14.2% in 2001 versus 22.2% in 2000. Revenues were down $102.7 million, or 21%, due to a company-wide decline in advertising revenue. Operating expenses, excluding special charges of $1.7 million, were down $49.9 million, or 12%, reflecting a decline in volume-related expenses and overall cost-cutting efforts.

Operating income in the first nine months of 2001 was $100.1 million, down $276.6 million, or 73%, from $376.7 million in 2000. The operating margin was 7.5% in 2001 versus 22.9% in 2000. Excluding special items, operating income was $133.9 million (operating margin of 10%), a decline of $242.8 million, or 64%. Revenues fell $302.6 million, or 18%, to $1.3 billion in the first nine months of 2001 primarily as a result of a decline in advertising revenue, driven by a 36.6% linage decrease at The Wall Street Journal. Operating expenses decreased $26 million, or 2.1%, from the like period a year earlier. Excluding restructuring and other special charges in 2001, the operating expenses were down $59.8 million, or 4.7%, largely reflecting lower volume-related expenses and cost-cutting efforts.

SEGMENT DATA

The company's business and financial news are reported in two segments: print publishing and electronic publishing. The results of the company's Ottaway Newspapers subsidiary, which publishes 19 daily newspapers and 17 weekly newspapers in 12 states in the U.S., are reported in the community newspapers segment.

Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations. Results of the company's international television ventures are included in equity in losses of associated companies. Print publishing accounted for approximately 63% of revenues for the first nine months of 2001, of which approximately 11% were earned by international publications. Revenues, particularly advertising, for the print publications are historically seasonal with the fourth quarter typically being the strongest in terms of total volume followed by the second quarter, then first and finally the third quarter. This year, however, advertising volume is not expected to be at its highest level in the fourth quarter.

Electronic publishing includes the operations of Dow Jones Newswires, WSJ.com, Dow Jones Indexes and other.


PRINT PUBLISHING

==========================================================================
                                     Quarters Ended      Nine Months Ended
                                       September 30           September 30
(in thousands)                      2001       2000       2001      2000
--------------------------------------------------------------------------
U.S. Publications:
  Advertising                   $136,604   $222,685   $539,171  $  809,373
  Circulation and other           67,209     70,569    210,966     224,156

International Publications:
  Advertising                     16,197     23,300     58,814      72,232
  Circulation and other            9,270     11,070     31,748      33,741
--------------------------------------------------------------------------
Total revenue                    229,280    327,624    840,699   1,139,502
Operating expenses               230,261    272,839    794,877     833,419
--------------------------------------------------------------------------
Operating (loss) income         $   (981)  $ 54,785   $ 45,822  $  306,083
Operating margin                     (.4)%     16.7%       5.5%       26.9%
--------------------------------------------------------------------------
EBITDA*                         $ 15,719   $ 72,743   $114,556  $  358,452
EBITDA margin                        6.9%      22.2%      13.6%       31.5%
==========================================================================

*  See footnote 16 to financial statements.

In the third quarter, the print publishing segment reported an operating loss of $0.4 million, excluding special charges of $0.6 million, compared with operating income of $54.8 million in 2000. For the third quarter of 2001, profits at The Wall Street Journal and CNBC US TV operations were offset by losses at international publications. The decline in profits reflected a significant drop-off in advertising volume somewhat offset by lower expenses resulting from lower volume as well as cost rationalization. EBITDA was $15.7 million in the third quarter of 2001, versus $72.7 million in the like period a year ago.

Revenues fell $98.3 million, or 30%, from the comparable quarter in 2000, after rising $17.6 million, or 5.7%, in 2000 from 1999. The steep drop in revenue was largely due to a decline in advertising volume at The Wall Street Journal. U.S. revenue decreased $89.4 million, or 30%, as Wall Street Journal linage declined 41.2%, following a gain of 4.5% last year. Barron's advertising pages were down 30.2% in the third quarter of 2001. Advertising revenue for international publications fell 30%, as Wall Street Journal Europe linage declined 32.5% and Asian Wall Street Journal linage fell 43.9%. U.S. television revenue was down 69%, also reflecting a soft advertising environment.

General linage for The Wall Street Journal, which made up 59% of total linage, was down 43.6% in the third quarter of 2001. The technology component of general advertising dropped 62.5%, driven by a sharp curtailment of business to business e-commerce advertising and declines in computer hardware and software advertising. General linage, excluding technology, was down 30.6%, largely due to declines in communications, professional services, travel and other. Financial advertising linage, which comprised 21% of total Journal linage, fell 48.7% in the third quarter of 2001, reflecting across-the-board declines in wholesale and retail advertising as a result of retrenchments in the financial markets. Classified and other advertising, which comprised the remaining 20% of linage, decreased 19.1%, as employment and real estate advertising softened.

Circulation and other revenue for U.S. print publications was down 4.8%, from the third quarter of 2000, reflecting a decline in paid orders slightly offset by increased single copy sales revenue. Although single sales copies declined, the decline was more than offset by rate increases. The U.S. Wall Street Journal's six-month ABC paid circulation as of September 30, 2001 averaged 1,781,000 up from 1,763,000 for the six months ended September 30, 2000. Barron's average paid circulation was 273,000 versus last year's 296,000.

International publications circulation and other revenue in the third quarter of 2001 declined $1.8 million, or 16%, from the like 2000 period. Average combined circulation during the third quarter for the international editions of The Wall Street Journal rose 2.9% to 176,000 from 171,000 a year ago. However, the increase in volume at the international Journals in Asia and Europe was more than offset by a stronger US dollar compared to last year's quarter, volume declines at the Far Eastern Economic Review as well as an increase in lower rate copies.

Excluding special items of $0.6 million, print publishing expenses were down $43.2 million, or 16%, from a year earlier, resulting from lower volume-related costs (newsprint and sales incentives), a reduction in direct mail promotional spending and lower technology costs as a part of the company's cost-cutting efforts. Newsprint expense in the third quarter of 2001 was down 35% on a 33% decline in newsprint consumption along with a 2.6% decrease in prices. At September 30, 2001, the number of full-time employees in the print publishing segment was down 6.4% from the comparable period in 2000.

Operating income for the first nine months of 2001 declined $260.3 million, or 85%, ($242.8 million, or 79%, excluding restructuring) from the like period a year ago, mainly reflecting the soft advertising environment. Operating margin, excluding restructuring, was 7.5% compared to 26.9% in 2000.

For the first nine months of 2001, revenue in the U.S. publications declined $283.4 million, or 27%, driven by a Wall Street Journal linage drop of 36.6%. General, financial and classified and other linage fell 39.7%, 39.2% and 16.4%, respectively. International print revenues were down $15.4 million, or 15%. Advertising linage at The Wall Street Journal Europe was down 24%, while The Asian Wall Street Journal linage fell 21.5%.

Operating expenses in the first nine months of 2001 decreased $38.5 million, or 4.6%. Excluding restructuring charges, expenses decreased $56 million, or 6.7%, mainly due to lower volume-related costs, lower advertising promotional expenses and other cost reduction efforts. Newsprint expense was down 15%, as a result of a 23% decline in consumption offset by an 11% rise in prices.


ELECTRONIC PUBLISHING

===========================================================================
                                      Quarters Ended      Nine Months Ended
                                        September 30           September 30
(in thousands)                       2001       2000        2001       2000
---------------------------------------------------------------------------
Dow Jones Newswires:
  North America                   $48,397    $48,745    $146,394   $142,198
  International                    10,379     10,174      31,395     29,642
---------------------------------------------------------------------------
Total Newswires                    58,776     58,919     177,789    171,840
WSJ.com                             8,795     12,696      27,236     36,349
Dow Jones Indexes                   4,130      3,571      11,763     10,311
Other                               6,534      7,059      23,107     22,634
---------------------------------------------------------------------------
Total revenue                      78,235     82,245     239,895    241,134
Operating expenses                 65,257     71,190     216,935    207,901
---------------------------------------------------------------------------
Operating income                  $12,978    $11,055    $ 22,960   $ 33,233
Operating margin                     16.6%      13.4%        9.6%      13.8%
---------------------------------------------------------------------------
EBITDA*                           $18,600    $16,622    $ 51,846   $ 50,161
EBITDA margin                        23.8%      20.2%       21.6%      20.8%
===========================================================================

*  See footnote 16 to financial statements.

Third quarter operating income from electronic publishing increased $1.9 million, or 17%, from 2000, due to improved profitability at Newswires and narrower losses at WSJ.com. The operating margin was 16.6%. Revenues decreased $4 million, or 4.9%, while operating expenses, excluding special items of $0.1 million, decreased $6 million, or 8.5%. The decrease in spending resulted from lower advertising and promotional costs, lower technology spending and other cost-cutting efforts. EBITDA improved $2 million, or 12%.

Dow Jones Newswires revenue for the quarter remained flat when compared with a year ago. Revenue from non-traditional distribution channels, such as online brokerages and other e-commerce sites as well as wholesale arrangements, both domestic and internationally, continued to show significant growth, while revenue from larger customers, in particular from the securities industry, has softened due to the economic slowdown and consolidation. As of September 30, 2001, there were 326,000 newswires terminals compared with 337,000 terminals a year ago, a decrease of 3.3%. This decrease largely resulted from cut backs in the securities industry. Bridge Information Systems was current with all of its post-petition obligations to Newswires in the third quarter of 2001.

WSJ.com revenue declined $3.9 million, or 31%, from last year's third quarter. Advertising revenue dropped 55%, due to a weak advertising market across all customer categories, while subscription revenue increased 2.9%. At September 30, 2001, the number of subscribers to WSJ.com reached 609,000 versus 506,000 a year ago, a gain of 20%. The mix of advertising versus subscription revenue was 37% to 63%, respectively, compared with 58% to 42% in last year's third quarter.

Dow Jones Indexes third quarter revenue was $4.1 million, up 16% from the like 2000 period. The increase was driven by license fees for exchange traded funds, structured products, custom indexes and funds based on Global Titans.

Electronic publishing's operating income for the first nine months of 2001 declined $10.3 million, or 31%. Excluding special items, operating income of $35.1 million increased $1.9 million, or 5.8%, when compared to the first nine months of 2000. The operating margin, excluding special items, was 14.7% compared with 13.8% a year ago. Revenue declined $1.2 million, or 0.5%. Operating expenses, excluding restructuring and other special charges of $12.2 million, were down $3.2 million, or 1.5%. The lower expenses were caused by a reduction in marketing and technology spending, as a result of ongoing cost-cutting efforts, offset by higher royalty and facility costs.


COMMUNITY NEWSPAPERS

===========================================================================
                                      Quarters Ended      Nine Months Ended
                                        September 30           September 30
(in thousands)                       2001       2000        2001       2000
---------------------------------------------------------------------------
Advertising                       $63,453    $64,541    $184,725   $188,907
Circulation and other              26,592     25,880      76,235     74,656
---------------------------------------------------------------------------
Total revenue                      90,045     90,421     260,960    263,563
Operating expenses                 65,473     66,219     196,851    194,887
---------------------------------------------------------------------------
Operating income                  $24,572    $24,202    $ 64,109   $ 68,676
Operating margin                     27.3%      26.8%       24.6%      26.1%
---------------------------------------------------------------------------
EBITDA*                           $28,664    $28,512    $ 76,829   $ 81,598
EBITDA margin                        31.8%      31.5%       29.4%      31.0%
===========================================================================

*  See footnote 16 to financial statements.

Community newspapers operating income increased $0.4 million, or 1.5%, from the third quarter of 2000. EBITDA margin of 31.8% improved slightly from last year.

Revenue was relatively flat compared with the third quarter last year. Advertising revenue declined $1.1 million, or 1.7%, on a 1.7% decline in linage. Advertising linage for the daily papers was down 3.5%, but linage for the non-dailies was up 9.1% from a year earlier. Circulation and other revenues were up 2.8%, due to an increase in commercial printing revenue. Third quarter average circulation for the 19 dailies was 549,000 in 2001, versus 551,000 in 2000. Expenses in this quarter were 1.1% lower than last year's third quarter levels. Employee compensation expense, which is a major cost component of the segment, was down 3.2% from 2000's third quarter. Newsprint expense was down 1.8%, largely due to a decline in consumption.

For the first nine months in 2001, operating income was down $4.6 million, or 6.7%. EBITDA declined $4.8 million, or 5.8%. Advertising revenue fell $4.2 million, or 2.2%, as overall linage was down 2.2%. Operating expenses were up $2 million, or 1%, largely due to an 11% increase in newsprint prices.

OTHER NON-OPERATING INCOME/DEDUCTIONS

Non-operating income/deductions in the third quarter of 2001 included a $8.8 million write-down through earnings of the company's investments in Nation Multimedia Group, a media company in Thailand, and iBeam Broadcasting Corp., a provider of streaming video services. The decline in their market value was previously recorded as unrealized losses through other stockholders' equity. Based on certain negative factors regarding these investments including economic uncertainty and going concern considerations as to iBeam the company could not conclude the devaluation of these investments was temporary and recognized the accumulated losses through earnings.

Net investment income in the third quarter was $0.2 million in 2001 compared with $0.8 million in 2000, mainly due to lower cash balances this quarter. Year-to-date net investment income in 2001 was $1.1 million, versus $5.2 million in 2000. Investment income in 2000 included $3 million of accrued dividends from Bridge, which the company ceased recording after the end of the second quarter 2000. Long-term debt outstanding at September 30, 2001 was $233 million, an increase of $83 million from a year ago.

The company's third-quarter share of equity in losses from associated companies was $2 million, an improvement of $2.7 million from losses of $4.7 million in the like 2000 period. The third quarter 2001 equity results included a $1.2 million gain from the early extinguishment of debt of CNBC Europe. Excluding this benefit, equity results improved $1.5 million from 2000's like period. This improvement was largely driven by elimination of Work.com losses, as a result of shuttering its operation in the first quarter of 2001, offset by lower income at Factiva and Handelsblatt.

The first nine months of 2001 equity in losses from associated companies was $12 million compared to last year's losses of $14.2 million. In addition to the third quarter special gain, the company recorded a shutdown cost of $2.4 million for Work.com in the first quarter of 2001. The second quarter of 2000's equity results included a reversal of a 1998 restructuring charge of $3.2 million relating to the favorable disposition of a satellite lease in Europe. Excluding special items in both years, equity losses improved 38%, as improved results from Factiva, SmartMoney and the newsprint mill affiliate, as well as the elimination of Work.com losses were partly offset by higher losses from the company's European publishing investments.

The third quarter of 2000 included a charge of $82.3 million, or $.94 per share, as a result of a write-down from the impairment in the value of the company's investment in Bridge Information Systems, Inc. The second quarter of 2000 included a net gain of $4.8 million, or $.05 per share, from the sale of its minority interest in SportsTicker Enterprises L.P. In the first quarter of 2000, the company sold its subsidiary, Dow Jones Financial Publishing Corp. for a pretax gain of $13.8 million.


TELEVISION

Television includes income from U.S. television operations reported in the print publishing segment and losses from international television reported in equity results. The total pretax losses in the third quarter of $1.8 million were down from last year's earnings of $5.7 million. Excluding the special gain at CNBC Europe, pretax losses would have been $3 million in the third quarter 2001.

For the first nine months, total pretax earnings were $8.8 million ($7.6 million excluding special items) in 2001, compared with $15.4 million ($12.2 million excluding special items) in 2000. Since 1998, television results have benefited from the company's worldwide alliance with CNBC, particularly enhancing U.S. television revenues. However the current dismal advertising market has negatively affected television results.

INCOME TAXES

The following table presents the effective income tax rates.

===========================================================================
                                      Quarters Ended      Nine Months Ended
                                        September 30           September 30
                                     2001       2000        2001       2000
---------------------------------------------------------------------------
Effective income tax rate
(net of minority interests)          40.6%        -         36.6%      49.4%
---------------------------------------------------------------------------
Effective income tax rate
(net of minority interests),
excluding special items              40.0%      39.5%       40.0%      39.5%
===========================================================================

The year-to-date rate excluding special items was higher than the effective tax rate due to the non-taxable special gains in excess of non-deductible capital losses. As of September 30, 2001, the company had available approximately $485 million of capital loss carryforward (a deferred tax asset of $184 million). The company may utilize the bulk of carryforward through 2003. In addition, the company has recorded an unrecognized capital loss carryforward of $403 million (a deferred tax asset of $153 million) that will be available for use for five years from the year it is recognized for tax purposes. Both loss carryforwards are fully reserved.


FINANCIAL POSITION

Cash provided by operations in the first nine months of 2001 of $214.1 million declined $120.3 million, or 36%, from 2000's like period, primarily due to lower earnings.

During the first nine months of 2001, the company repurchased 2.3 million shares of its common stock for an aggregate price of $129.7 million. As of September 30, 2001, approximately $453 million remained under board authorization for share repurchases after reserving for the possible exercise of outstanding puts. The company has outstanding puts covering up to 1 million shares which, if exercised, will require the company to repurchase up to $53.8 million of its common stock at strike prices (net of put premiums received) ranging from $50.70 to $55.78 per share through April 2002. The company has the option of net share settlement on these contracts.

In addition to the repurchase of the company's stock, the company made capital expenditures of $96.4 million in the first nine months of 2001 (including $22.5 million for The Wall Street Journal color print expansion project and $14.9 million for the WSJ.com redesign), paid dividends of $64.6 million and funded $42.3 million for various investments.

The company has guaranteed payment under certain circumstances of certain "minimum payments" for data acquired by Telerate (now wholly-owned by Bridge Information Systems, Inc.) from Cantor Fitzgerald Securities and Market Data Corporation (MDC) under contracts entered into during the period when Telerate was a subsidiary of the company. If required to be paid in full, the Minimum Payments would average approximately $50 million per year through October 2006. In 2000, the company established a reserve in the amount of $255 million representing the present value of the total estimated Minimum Payments over the remainder of the contract term using a discount rate of approximately 6%.

In April 2001, Dow Jones paid $5.8 million to MDC covering the period January 1 to February 14, 2001 preceding Bridge's Chapter 11 bankruptcy filing. Bridge made the payments for the post-petition periods through the third quarter of 2001, as administrative expenses in bankruptcy. In October 2001, the bankruptcy court granted Bridge's motion to reject Telerate's contracts with Cantor and MDC. As a result of that rejection, Bridge and Telerate will likely no longer be making payments to Cantor and MDC. Cantor and MDC have advised the company that they will be seeking payment from Dow Jones of an amount they allege is due on November 15 under the contract guarantee. The company has various substantial defenses to these claims. Accordingly, the company has instituted a legal action seeking a declaratory judgment with respect to these claims, as described in Legal Proceedings.

As of September 30, 2001, the company had borrowings of $233 million through the issuance of commercial paper, which is classified as long-term, as it is the company's intent to refinance such obligations on a long-term basis. In June 2001, the company renewed its revolving credit agreements with a consortium of banks. Under these agreements, the company can borrow up to $430 million, $290 million through June 24, 2002 and $140 million through June 24, 2006. The terms are essentially the same as the prior agreement.


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


INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis and other sections of this Quarterly Report include forward-looking statements that reflect the company's current expectations or beliefs concerning future results and events. In addition, the company may from time to time make additional forward-looking statements, either orally or in writing. The company cautions readers that the company's targets and objectives, and the results expected or anticipated by forward-looking statements, including, without limitation, statements relating to the company's future business prospects, revenues, income, working capital, liquidity, capital needs and interest costs and similar items, are subject to certain risks and uncertainties which could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to:

 - the impact of the worsening economy and the events of September 11th on an already weak advertising market, particularly in the financial and technology segments;

 - world political, global business, economic and stock market conditions, and the negative impact of economic downturns and consolidation in the financial services industry on sales of the company's products and services and advertising;

 - the company's ability to limit and manage expense growth without harming its growth prospects;

 - the extent to which the company is required to perform under the guarantee to Cantor Fitzgerald Securities and Market Data Corporation, and the other uncertainties relating to liability under this guarantee described above in Management's Discussion and Analysis;

 - the intense competition the company's products and services face in the markets for financial news and information and advertising revenues from newspapers, specialized magazines, free and paid Internet publications and services, financial television programming and other new media;

 - with respect to Newswires, the impact of consolidations and weakening business conditions in the financial services industry and the decline in equities markets;

 - with respect to Newswires, the extent and impact of delays and difficulties that would be encountered in a migration process resulting from the sale of Bridge and Telerate;

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

 - any delays that could occur in expanding the company's newspaper page and color printing capacity, which could result in future insufficient capacity to carry advertisements;

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

PART II.  OTHER INFORMATION

ITEM 3.     Legal Proceedings
On February 20, 2001, Market Data Corp. (MDC) commenced a lawsuit against Dow Jones in the Supreme Court of the State of New York, seeking to compel the company to pay $11.7 million, plus interest, attorneys fees and costs, that MDC claimed was owed under the guarantee issued to MDC and Cantor Fitzgerald Securities Corp., together with unspecified consequential damages that MDC claimed result from Dow Jones' failure to pay on the guarantee.
The guarantee relates to certain annual "minimum payments" owed by Telerate for data acquired by Telerate from Cantor Fitzgerald and MDC under contracts entered into when Telerate was a subsidiary of Dow Jones, and is described above in Management's Discussion and Analysis.

In April 2001, Dow Jones paid $5.8 million to MDC covering the period January 1 to February 14, 2001 preceding Bridge's Chapter 11 bankruptcy filing. Bridge made the payments for the post-petition periods through the third quarter of 2001, as administrative expenses in bankruptcy.

After certain amendments were made to the complaint, the remaining claims in this lawsuit sought the payment of interest on the payment made in the first quarter of 2001 and for attorneys fees and costs in this litigation. The parties settled these claims and this lawsuit was then withdrawn.

In October 2001, the bankruptcy court granted Bridge's motion to reject Telerate's contracts with Cantor and MDC. As a result of that rejection, Bridge and Telerate will likely no longer be making payments to Cantor and MDC. Cantor and MDC have advised the company that they will be seeking payment from Dow Jones of an amount they allege is due on November 15 under the contract guarantee. The company has various substantial defenses to these claims.

On November 13, 2001, the company instituted a lawsuit in the Supreme Court of the State of New York seeking a declaratory judgment with respect to the contract guarantee and the claims of Cantor and MDC. In this lawsuit the company has asked the court to find that the company does not and will not owe any payment under the contract guarantee through October 2006. In the alternative, the company has asked the court to find that if any amount is owed, it must be reduced by amounts that Cantor and MDC receive or should have received from other distribution of the data.



ITEM 6.   Exhibits and Reports on Form 8-K.

    (a)   No exhibits filed.


    (b)   Reports on Form 8-K:

          Form 8-K, dated September 17, 2001, under Item 7. Financial Statements and Exhibits, Dow Jones filed a copy of a press release that the company had issued on September 17, 2001.

          Form 8-K, dated July 12, 2001, under Item 7. Financial Statements and Exhibits, Dow Jones filed a copy of the script of prepared remarks for the Dow Jones Second Quarter 2001 Earnings Conference Call on July 12, 2001.

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


                                                DOW JONES & COMPANY, INC.
                                                -------------------------
                                                      (Registrant)



Dated: November 13, 2001                    By: /s/ Christopher W. Vieth
                                                 -----------------------
                                                   Christopher W. Vieth
                                                 Vice President, Finance
                                                and Corporate Controller