Form 10-K
period 2001-12-31
DOW JONES & CO INC
filed 2002-03-04
CIK 29924

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

           (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

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
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Aggregate market value of common stock held by non-affiliates of the registrant at January 31, 2002 was approximately $2,506,000,000.

The number of shares outstanding of each of the registrant's classes of common stock on January 31, 2002: 63,480,881 shares of Common Stock and
20,892,456 shares of Class B Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant's definitive Proxy Statement for the 2002 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

PART I.
ITEM 1.  Business.

Dow Jones & Company, Inc. (the company) is a global provider of business and financial news and information. Its operations are divided into three operating segments: print publishing, electronic publishing and general-interest community newspapers. Financial information about operating segments and geographic areas is incorporated by reference to Note 16 to the Financial Statements of this report.

At December 31, 2001, the company employed 8,077 full-time employees. The company's principal executive offices are located at 200 Liberty Street, New York, New York, 10281. However, as a result of the September 11 terrorist attacks the company had to temporarily move out of this facility, which was adjacent to the World Trade Center, to its owned facilities located at 4300 North Route 1, South Brunswick, New Jersey 08852.

Print publishing
----------------
The print publishing segment contains the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations. Results of the company's international television ventures are included in equity in losses of associated companies.

The Wall Street Journal, the company's flagship publication, is one of the country's largest daily newspapers with average circulation for 2001 of 1,798,000. The Journal's three major regional editions are printed at 17 plants located across the United States. The Wall Street Journal also offers advertisers the opportunity to focus their messages through 18 localized editions.

The company completed its four year, $226 million project to triple color print capacity, from 8 to 24 pages and expand overall print capacity at The Wall Street Journal by 20%, from 80 to 96 pages. The new capacity will be put into full service in April, 2002 when the company debuts enhancements to The Wall Street Journal, including a new fourth section (Personal Journal), and significantly expanded use of color for news and advertising throughout the paper. Benefits of this project include: reinforcing the Journal as a must-read for every serious businessperson; opening its pages to new readers; improving circulation economics by making it easier to attract new customers and retain existing ones; and attracting new advertisers (both color and black & white) to bring more ad revenue and reduce our reliance on technology and financial advertising categories.

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

The Wall Street Journal Sunday, launched in 1999, is a three-to-eight page package, with content focused on personal finance and careers. The Sunday Journal is published once a week in the business sections of partner newspapers with combined circulation of about 9.4 million. In 2001, additional metropolitan and community newspapers were added bringing the total newspapers carrying The Sunday Journal to 51. In early 2002, four additional newspapers, The Knoxville News-Sentinel, Charlottesville Daily Progress, Naples Daily News and The Akron Beacon-Journal began publishing The Sunday Journal.
                                      -2-

The Wall Street Journal participating newspapers as of December 2001 include:

The Advocate (Stamford, CT)            The News and Observer (Raleigh, NC)
Austin American-Statesman              The News-Times (Danbury, CT)
Billings Gazette (Billings, MT)        The News Tribune (Tacoma, WA)
The Buffalo News                       The Macomb Daily
Bangor Daily News                      Middletown Herald-Record
Chippewa Herlad (Chippwa Falls, WI)    The Oakland Press
Contra Costa Times                     The Orange County Register
Daily Herald (suburban Chicago)        The Orlando Sentinel
The Daily Item (Sunbury, PA)           The Post & Courier (Charleston, SC)
The Daily News Sun (Sun City,AZ))      The Providence Journal
The Denver Post                        Quad-City Times (Davenport, IA)
Duluth News Tribune                    The Record (Bergen County, NJ)
Everett (Washington) Herald            Record-Eagle (Traverse City, MI)
The Eagle (Bryant/College Station, TX) Richmond-Times Dispatch
East Valley Tribune (Mesa, AZ)         Royal Oak Tribune
Greenwich Time                         The Sacramento Bee
The Hartford Courant                   Santa Cruz County Sentinel
The Herald-Democrat (Sherman, TX)      Star-Telegram (Ft. Worth/Arlington, TX)
The Honolulu Star-Bulletin             Star Tribune (Minneapolis, St. Paul, MN)
The Las Vegas Review-Journal           St. Petersburg Times
The Lawrence Eagle Tribune             St. Louis Post-Dispatch
The Los Angeles Daily News             Sun-Sentinel (South Florida)
Milwaukee Journal Sentinel             Tulsa World
The Missoulian (Missoula, MT)          The Times-Picayune (New Orleans, LA)
The Montana Standard (Butte, MT)       Wilkes-Barre Times Leader
Morning News of
 Northwest Arkansas (Springdale, AK)


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

In 2000, the company completed the key phase of The Wall Street Journal pagination project, ending more than three decades of remote composition. The project was launched in early 1999 to streamline the production process and compose electronically all news and advertising pages of the Journal using a fully integrated system with new ad-layout and editorial components. The project accomplishments included getting fresher content into the Journal while ensuring timely home delivery; simplifying the company's technology structure by installing best-of-class industry-proven solutions; and giving front-end control of the pages to the News and Advertising departments.

The Wall Street Journal is delivered principally in two ways: through the company's National Delivery Service, Inc. subsidiary and by second-class postal service. In 2001, the National Delivery Service on average delivered about 1.2 million, or 82%, of the Journal's subscription copies each publishing day. This system provides delivery earlier and more reliably than the U.S. Postal Service. Approximately 151,000 copies of the Journal are sold each business day at newsstands.

Barron's, the Dow Jones Business and Financial Weekly, is a magazine that specializes in reporting and commentary on financial markets. The weekend magazine, which had an average circulation of 291,000 in 2001, uses twelve of the seventeen printing plants employed in the production of the domestic Wall

Street Journal. Barron's is edited in New York City and is delivered by second-class postal service and through National Delivery Service. Barron's sells 94,000 copies at newsstands weekly. In January 2002, Barron's tripled its color capacity and launched a new "Technology Week" section covering the fast-changing business sector to tech-savvy investors.

The Wall Street Journal Europe is headquartered in Brussels, Belgium and printed in Belgium, Germany, Switzerland, Italy, Spain and the United Kingdom. It is available on the day of publication in continental Europe, the United Kingdom, the Middle East and North Africa. The newspaper had an average circulation in 2001 of 99,000. Effective January 1, 2000, the company and the von Holtzbrinck Group, a leading German media company (publisher of Handelsblatt, a German business newspaper, and with interests in TV production, radio broadcasting and multimedia) exchanged equity-shareholdings in their respective subsidiaries so as to give the von Holtzbrinck Group 49% ownership of The Wall Street Journal Europe and the company 22% ownership of the von Holtzbrinck Group's business daily, Handelsblatt.

The Asian Wall Street Journal is headquartered and printed in Hong Kong and is transmitted by satellite to additional printing sites in Singapore, Japan, Thailand, Malaysia, Taiwan, Philippines, Korea and Indonesia. The Asian Wall Street Journal had average circulation of 86,000 in 2001.

The Asian Journal provides the foundation for the company's Asian Wall Street Journal Weekly Edition, which is published in New York for North American readers with interests in Asia.

In 2001, The Wall Street Journal Europe and The Asian Wall Street Journal launched the Weekend Journal, which appears every Friday and offers readers advice on personal spending and leisure time. In January, a new daily section, Networking, was launched in The Wall Street Journal Europe and The Asian Wall Street Journal providing information on how technology is changing ordinary companies, business practices and society.

The company began expanding readership of The Wall Street Journal news content by introducing The Wall Street Journal Americas in 1994 to Central and South America. Since then the company has broadened its delivery of Journal news content to other parts of the world. These Special Editions are part of 36 newspapers in 15 countries. They are published in 13 different languages and serve a combined circulation of nearly 6 million.

The Far Eastern Economic Review, published weekly in Hong Kong, is Asia's leading English-language business magazine. Circulation is about 101,000, concentrated in Hong Kong, Malaysia, Singapore and other parts of Southeast Asia. Close to 13,000 copies are sold in North America and Europe.

The Wall Street Journal Classroom Edition, which is published nine times during the school year and is read by an estimated 700,000 students every month during the academic year in more than 4,500 middle-school and high-school classrooms throughout the United States. Individuals, organizations and corporations sponsor nearly one-third of all subscriptions.

SmartMoney, The Wall Street Journal Magazine of Personal Business, featuring personal investing, spending and saving money, is published jointly with Hearst Corp. In 1999, SmartMoney launched a free portal site, SmartMoney.com, which provides a resource for private investors on personal finance and daily updates on current investment opportunities.

Vedomosti, or The Record, was introduced in 1999 in Russia. Vedomosti, considered the only independent business newspaper in Russia, is published daily, Monday through Friday. Readership of the publication reached over 100,000 in 2001. Initial circulation is centered in the business community in Moscow and St. Petersburg, with a regional expansion program currently being pursued. The new publication uses original content created by 72 local reporters and editors and content from The Financial Times and The Wall Street Journal translated into the Russian language. On April 3, 2000, the St. Petersburg edition of Vedomosti was launched. The newspaper is owned one-third each by Dow Jones, Pearson and Independent Media.

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

In early 1998, NBC and Dow Jones re-launched their business information channels in Europe and Asia Pacific as CNBC, a service of NBC and Dow Jones. The overseas services reach in total over 63 million households on a full-time basis and nearly 36 million households on a part-time basis.

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


Electronic publishing
---------------------

Electronic publishing includes the operations of Dow Jones Newswires, Dow Jones Indexes, and WSJ.com.

Dow Jones Newswires is a global publisher of real-time business and financial news. Its various wires are displayed on approximately 330,000 English-language terminals worldwide, providing users with real-time information on equities, fixed income, foreign exchange, commodities and energy. Dow Jones Newswires has a dedicated staff of close to 800 business and financial journalists in addition to drawing on the resources of the global Journal and Associated Press. Since 1999, the company began to distribute Newswires material on a real-time basis to customers of on-line brokers. In addition to providing news to financial firm Web sites, Dow Jones Newswires offers a set of online products in the professional-to-professional (P2P) market and providing news to niche commodities trading markets, such as energy, paper, metals and agricultural products.

Dow Jones News Service, a 24-hour service, is North America's pre-eminent supplier of business and financial news to subscribers at brokerage firms, banks, investment companies and other businesses. Capital Markets Report is the company's newswire that covers treasury, fixed income and financial futures markets around the world.

The Dow Jones Economic Report and the Dow Jones Financial Report, which are produced outside the United States in conjunction with the Associated Press
(AP) since 1967, provide international economic, business and financial news to subscribers in 64 countries. In addition to these two broad international newswires, the company and the AP offer specialized wires dedicated to the coverage of European and Asian equities, banking and the markets in foreign exchange. Other newswires provided in alliance with the AP include the World Equities Report, which serves U.S. institutions investing in international markets.

In 2000, the company introduced the Dow Jones Chinese Language Newswires, marking the first time that Dow Jones provided comprehensive news and research on the U.S. stock market in Chinese. In addition to the Chinese Newswires, the company also launched local language product offerings in Japanese, Spanish, French, Bahasa, Portugese and German.

Washington-based Federal Filings, Inc. publishes newswires, newsletters and investment research based on its coverage of federal regulatory agencies, Capitol Hill and bankruptcy courts nationwide. Federal Filings' products include Corporate Filings Alert, a real-time newswire covering the Security Exchange Commission filings; Daily Bankruptcy Review, a compendium of large bankruptcy filings throughout the U.S.; and several other newsletters targeted at niche investing communities.

Beginning January 1, 2002, OsterDowJones Commodity News, a global news company created by Oster Communications, Inc. and Dow Jones began operations. The merger created a strong global company that will bring together Oster's long history of serving the information needs of the global food and fiber industry and Dow Jones' global news coverage and international distribution network. Oster and Dow Jones also announced an intention to form OsterDowJones Energy News, a jointly owned news company covering energy markets, which is expected to begin operating in the spring of 2002.

WSJ.com was introduced in 1996 on the Internet and offers continuously updated coverage of business news both in the U.S. and around the world, supported by the global resources of The Wall Street Journal and Dow Jones Newswires. The Wall Street Journal Online has undergone a $28 million redesign which was launched in late January 2002, featuring easier to navigate pages and state-of-the-art personalization. Subscribers have access to more than 30,000 in-depth background reports on companies, an archive of news articles, and personal news and stock portfolios. At December 31, 2001, WSJ.com had over 626,000 subscribers and was the largest paid subscription news site on the Internet.

Other consumer sites in the Journal Network include CareerJournal.com; OpinionJournal.com; RealEstateJournal.com; StartupJournal.com;
CollegeJournal.com; CareerJournalAsia.com; and CareerJournalEurope.com.

The Dow Jones Indexes group develops, maintains and markets Dow Jones' various index products. In 1997, the company began licensing the Dow Jones Industrial Averages as well as other indexes as the basis for trading options, futures, unit trusts, annuities, exchange traded funds, mutual funds, derivatives and specialized structured products. In 1998, Dow Jones and the leading exchanges of France (SBF-Bourse de Paris), Germany (Deutsche Borse) and Switzerland (Swiss Exchange) entered into a joint venture, named STOXX Ltd. The Dow Jones Indexes now have more than 5,000 indexes.

The Dow Jones STOXX family of indices accounted for $289 billion of assets at year-end 2001, constituting the majority of total assets under management based on Dow Jones Indexes. STOXX tracks the performance of certain European equities, including broad-based measures as well as gauging the market performance of countries that have joined the European Economic and Monetary Union.

 Dow Jones Reuters Business Interactive LLC (Factiva) is a joint venture launched in mid-1999 with Reuters Group Plc. Factiva provides world-class global news and business information through its Web sites and content integration solutions. Factiva's business information includes Dow Jones and Reuters Newswires and The Wall Street Journal, plus nearly 8,000 other sources and 8,500 business-oriented Web sites from around the world. These sources provide current news, historical articles, local-language articles, market research and investment analyst reports, and stock quotes.

Factiva is the number one provider of global news and business information to corporate end users and holds the number two position, based on revenue, in the business news and information marketplace. Integration of content into an enterprise portal or corporate application is an emerging information requirement of corporate customers. Factiva is positioned for growth through new integration products, business expansion through a channel marketing program, and diversification.


Community Newspapers
--------------------

Community newspapers published by Ottaway Newspapers, Inc., a wholly-owned subsidiary, include 19 general-interest dailies in 11 states: California, Connecticut, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, New Hampshire, New York, Oregon and Pennsylvania. Average circulation of the dailies during 2001 was approximately 540,000; Sunday circulation for 14 newspapers was 512,000. Community newspapers also publishes more than 30 weekly and shoppers publications. The principal administrative office of Ottaway Newspapers is in Campbell Hall, New York. The primary delivery method for the newspapers is carrier delivery.


Other
-----

Dow Jones' investments include a minority interest in Nation Multimedia Group Public Co., Ltd., a Bangkok, Thailand, publisher of English and Thai-language magazines and newspapers; Media Technology Ventures III, an investment consortium for investing in digital media companies; VWD-Vereinigte Wirtschaftsdienste GmbH, a German news agency specializing in business and economic news and information; HB-Dow Jones S.A., a part-owner of Economia, a publishing company in the Czech Republic; CareerCast, Inc., a leading supplier of middleware data services to employers and Internet jobs and career sites in San Diego, California; and F.F. Soucy Inc. & Partners, L.P., a newsprint mill in Canada.


Raw Materials
-------------

The primary raw material used by the company is newsprint. In 2001 approximately 262,000 metric tons were consumed. Newsprint was purchased principally from 11 suppliers. The company is a limited partner in F.F. Soucy, Inc. & Partners, L.P., Riviere du Loup, Quebec, Canada. F.F. Soucy furnished 16% of total newsprint requirements in 2001. The company has signed long-term contracts with certain newsprint suppliers, including F.F. Soucy, for a substantial portion of its annual newsprint requirements. For many years the available sources of newsprint have been adequate to supply the company's needs.

Research and Development
------------------------

Research and development expenses were $27 million in 2001, $30.6 million in 2000 and $30.5 million in 1999.

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

The company's newswires compete with other global financial newswires including Reuters Group Plc, Bloomberg L.P., as well as McGraw-Hill, Inc. The company's newswires maintain a stronger market position in North America than internationally.

Dow Jones' index-licensing business competes with various organizations that develop and license indexes, including the Standard & Poors unit of McGraw-Hill, Inc., Financial Times, and Morgan Stanley/Capital International. Dow Jones competes with these organizations in developing benchmarks of equity market performance to which investable products may be linked.

Factiva competes with various business information service providers, including The Thomson Corporation and Lexis-Nexis, a division of Reed Elsevier Plc. Factiva is the number one provider of global news and business information to corporate end users and holds the number two position, based on revenue, in the business news and information marketplace. Factiva also competes with various online services offered via the Internet. Information services that were formerly available to only a few research professionals in business are now readily available to many due to the expansion of the Internet. Competition to meet the growing demand for fast access to business and personal finance information is intense and technologies to disseminate this information are rapidly changing.

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

Other facilities owned in fee with a total of approximately 870,000 square feet house news, sales, administrative, technology and operational staff. These facilities are located in South Brunswick, New Jersey, and Chicopee Falls, Massachusetts. The company has leased 214,000 square feet of office space in South Brunswick.

Dow Jones occupies two major leased facilities in New York City, including leasing over 300,000 square feet at the World Financial Center, which primarily houses editorial and executive staff, and 98,000 square feet at a separate location for advertising sales staff. See a further discussion of the World Financial Center on page 21 of Management's Discussion and Analysis.

The company also leases other business and editorial offices in numerous locations around the world, including 92,000 square feet in Jersey City, N.J., 74,000 square feet in four locations in London and 70,000 square feet in three locations in Hong Kong.

Ottaway Newspapers operates in 26 locations, including a 24,000 square foot administrative headquarters in Campbell Hall, New York. These facilities are located in Santa Cruz, California; Danbury, Connecticut; Ashland, Kentucky; Kennebunk and York, Maine; Beverly, Hyannis, New Bedford, Gloucester, Nantucket, Salem and Newburyport, Massachusetts; Traverse City, Michigan; Mankato, Minnesota; Joplin, Missouri; Exeter and Portsmouth, New Hampshire; Middletown, Oneonta, and Plattsburgh, New York; Medford, Oregon; and Grove City, Sharon, Stroudsburg and Sunbury, Pennsylvania. Local printing facilities, which include office space, total approximately 1.1 million square feet. All facilities are owned in fee except the office space in Salem, which is leased.

The company believes that its current facilities are suitable and adequate, well maintained and in good condition. Older facilities have been modernized and expanded to meet present and anticipated needs.


ITEM 3.     Legal Proceedings

On February 20, 2001, Market Data Corp. (MDC) commenced a lawsuit against Dow Jones in the Supreme Court of the State of New York, seeking to compel the company to pay $11.7 million, plus interest, attorneys fees and costs, that MDC claimed was owed under the guarantee issued to MDC and Cantor Fitzgerald Securities (together with its affiliates, "Cantor"), together with unspecified consequential damages that MDC claimed result from Dow Jones' failure to pay on the guarantee. The guarantee relates to certain annual "minimum payments" owed by Telerate for data acquired by Telerate from Cantor Fitzgerald and MDC under contracts entered into when Telerate was a subsidiary of Dow Jones, and is described in Management's Discussion and Analysis.

In April 2001, Dow Jones paid $5.8 million to MDC covering the period January 1 to February 14, 2001 preceding Bridge's Chapter 11 bankruptcy filing.
Bridge made the payments for the post-petition periods through the third quarter of 2001. After certain amendments were made to the complaint, the remaining claims in this lawsuit sought the payment of interest on the payment made in the first quarter of 2001 and for attorneys' fees and costs in this litigation. The parties settled these claims and this lawsuit was then withdrawn.

In October 2001, the bankruptcy court granted Bridge's motion to reject Telerate's contracts with Cantor and MDC. Telerate has indicated that it has ceased operations, is no longer receiving government securities data from Cantor and MDC and will not make further payments to Cantor and MDC.

Cantor and MDC advised the company that they would demand payment from Dow Jones of an amount they alleged was due on November 15 under the contract guarantee as well as future amounts due through October 2006. The company has various substantial defenses to these claims.

On November 13, 2001, the company instituted a lawsuit in the Supreme Court of the State of New York seeking a declaratory judgment with respect to the contract guarantee and the claims of Cantor and MDC. In this lawsuit the company has asked the court to find that the company does not and will not owe any payment under the contract guarantee through October 2006. In the alternative, the company has asked the court to find that if any amount is owed, it must be reduced by amounts that Cantor and MDC receive or should have received from other distribution of the data. MDC and Cantor have moved to dismiss the company's complaint. MDC has asserted counterclaims demanding payment of $10,197,416 (allegedly the balance owed by Telerate on November 15, 2001), interest, attorneys fees, specific performance of the guarantee, and a declaratory judgment as to the validity and interpretation of the guarantee through October 2006.

Cantor also commenced a separate lawsuit in the Supreme Court of the State of New York seeking payment of $10 million (allegedly the balance of the November 2001 minimum payment), payment of $250 million in breach of contract damages, specific performance of the guarantee, a declaration that the guarantee remains in full force and effect, payment of approximately $16 million allegedly owed by Telerate and guaranteed by the company in the guarantee for the distribution of certain other data, attorneys' fees, interest, and other relief.

The Company has moved to oppose MDC's and Cantor's motions, claims, and counterclaims.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Executive Officers of the Registrant
------------------------------------

Each executive officer is elected annually to serve at the pleasure of the Board of Directors.

Mr. Zannino and Mr. Vieth have been employed by the company for fewer than five years.

Peter R. Kann, age 59, Chairman of the Board since July 1991, Chief Executive Officer since January 1991 and Publisher of The Wall Street Journal since January 1989, served as President from July 1989 to July 1991 and Chief Operating Officer from July 1989 to December 1990, Executive Vice President from 1985 to 1989 and Associate Publisher of The Wall Street Journal from 1979 to 1988.

Richard F. Zannino, age 43, joined the company in February 2001 as Executive Vice President and Chief Financial Officer. Before joining Dow Jones, Mr. Zannino was Executive Vice President of Liz Claiborne, Inc., having joined in 1998 as Senior Vice President, Finance & Administration and Chief Financial Officer. Previously, Mr. Zannino had worked briefly as Chief Financial Officer of General Signal Corporation, prior to that company's sale and before that for five years at Saks Fifth Avenue, ultimately as Executive Vice President and Chief Financial Officer.

Peter G. Skinner, age 57, Executive Vice President since October 1998 and General Counsel and Secretary since 1985, Senior Vice President from November 1989 to October 1998, President, Television from January 1995 to December 1997, served as Vice President from 1985 to November 1989.

James H. Ottaway Jr., age 64, Senior Vice President since 1986, President of Magazines since February 1988, Chairman of Ottaway Newspapers, Inc. since 1979, served as President of the International Group from February 1988 to January 1995, as Vice President/Community Newspapers from 1980 to 1985 and as President of Ottaway Newspapers, Inc. from 1970 to 1985 and its Chief Executive from 1976 to January 1989, resuming that position in June 1998.

L. Gordon Crovitz, age 43, Senior Vice President and President, Electronic Publishing and Senior Vice President/Electronic Publishing since October 1998, Vice President/Planning and Development from November 1997 to October 1998. Managing Director for Telerate's Asia/Pacific operation from September 1996 to November 1997. Editor and Publisher of Review Publishing Company from July 1993 to September 1996.

Christopher W. Vieth, age 37, Vice President, Finance and Corporate Controller, joined the company in July 2000. Prior to joining Dow Jones, Mr. Vieth had been Vice President and Corporate Controller of Barnes and Noble, Inc. since May 1999. He joined Barnes and Noble in December 1995 as Director of Finance. From 1987 through 1995, Mr. Vieth worked at Amerada Hess Corporation.

PART II.
ITEM 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

The company's common stock is listed on the New York Stock Exchange. The class B common stock is not traded. The approximate number of stockholders of record as of January 31, 2002 was 10,838 for common stock and 3,934 for class B common stock. The company paid $1.00 per share in dividends in 2001 and in 2000.

=============================================================================
              Market Price 2001                  Market Price 2000
              -----------------  Dividends       -----------------  Dividends
Quarters         High      Low   Paid 2001         High       Low   Paid 2000
-----------------------------------------------------------------------------
First          $64 19/64  $48 3/32    $.25      $72 7/8   $57 3/8        $.25
Second          59 3/4     49 13/16    .25       77 5/16   62 3/8         .25
Third           61 19/32   43 3/16     .25       75        59 3/8         .25
Fourth          55 1/4     43 3/64     .25       61 13/16  51 3/8         .25
=============================================================================

ITEM 6.  Selected Financial Data.

See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that affect the comparability of the information reflected in this table.

The following table shows selected financial data for the most recent five years:

<CAPTION.
===========================================================================
(in thousands, except
 per share amounts)      2001        2000        1999       1998       1997
---------------------------------------------------------------------------
Revenues           $1,773,083  $2,202,618  $2,001,835 $2,158,106 $2,572,518

Net income (loss)      98,220    (118,962)    272,429      8,362   (802,132)
---------------------------------------------------------------------------
Per share amounts:
 Net income (loss)
  Basic                 $1.15      $(1.35)      $3.01       $.09     $(8.36)
  Diluted                1.14       (1.35)       2.99        .09      (8.36)
 Dividends               1.00        1.00         .96        .96        .96
---------------------------------------------------------------------------
Total assets       $1,298,340  $1,362,056  $1,512,713 $1,484,022 $1,919,734
Long-term debt,
  including
  current portion     173,958     150,865     149,945    149,889    234,124
===========================================================================

Net income (loss) included unusual after-tax items as follows:

=============================================================================
(in thousands)               2001      2000      1999       1998         1997
-----------------------------------------------------------------------------
Restructuring and other
  special charges        $(43,926)            $(1,643)  $(45,484)   $(934,990)
Gain (loss) on
  disposition of
  businesses and
  investments                     $  18,161    51,660   (103,621)      31,243
Reserve for
  contract
  guarantee                17,136  (255,308)
Write-down of
  investments              (8,827) (178,499)
Special items within
  equity in losses         (3,009)    2,052               (4,225)     (19,302)
Adjustment of
  income tax
  valuation allowance      30,000
=============================================================================

                                      -12-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results in 2001 reflect a depressed global advertising environment, particularly in the company's core financial and technology advertising sectors, which adversely affected the company's advertising dependent businesses. The adverse advertising environment was further exacerbated by the September 11 terrorist attacks. After the attacks, the company experienced cancellations by advertisers as well as other lost revenue at its electronic businesses, totaling roughly $30 million in 2001. These lost revenues are estimated based on actual cancellations and pre-September 11 advertising trends. Finally, cyclically very strong revenues in 2000 and 1999 made 2001 comparisons difficult.

In response to this difficult business environment, the company took steps to better align its costs with its revenues by initiating three separate restructuring efforts. It also moved to aggressively reduce other operating expenses and capital expenditures, while tightly controlling working capital and other cash flow items. However, the company did preserve adequate spending for newsgathering, news delivery, and marketing to maintain the premium quality, integrity and reliability of its brands and products. It also continued to fund long-term strategic projects, including completion of the color print expansion project at the U.S. Journal and the redesign of the Online Journal website.

2001 RESULTS COMPARED TO 2000

Net income in 2001 was $98.2 million, or $1.14 per share (all "per share" amounts included herein are based on GAAP net income or loss and use diluted shares). This compares to a net loss of $119 million, or $1.35 per share, in 2000. Included in earnings per share were special items netting to a loss of $.10 per share in 2001 and a loss of $4.67 per share in 2000. These special items are detailed beginning on page 20.

Revenues in 2001 decreased $429.5 million, or 20%, to $1.8 billion. Advertising revenue decreased $414.9 million, or 28%, reflecting the weak global advertising environment. Information services revenue increased $8 million, or 2.8%, primarily due to modest growth in Newswires revenue and an increase in paid subscriptions at the Online Journal at WSJ.com.
Circulation and other revenue declined $22.6 million, or 5%, reflecting an increase in circulation more than offset by an increase in lower revenue-producing copies. Revenue from U.S. operations, which comprised 90% of total revenues, fell 20%, while revenue from international operations declined 13%.

Operating expenses of $1.7 billion were reduced by $41.5 million, or 2.4%, compared with 2000. Excluding special charges of $73.2 million in 2001, operating expenses were reduced by $114.7 million, or 6.7%, primarily due to reductions in promotional spending, lower newsprint consumption and overall company-wide cost reduction efforts. Newsprint expense was down 17%, reflecting a 21% reduction in consumption slightly offset by a 4.5% increase in average price per ton.

As a result of these factors, operating income in 2001 of $110.2 million (6.2% of revenues) dropped $388 million, or 78%, from $498.2 million (22.6% of revenues) in 2000. Excluding special charges, operating income of $183.4 million (10.3% of revenues) fell $314.8 million, or 63%, from $498.2 million in 2000.

The company completed its four year, $226 million project to triple color print capacity, from 8 to 24 pages and expand overall print capacity at The Wall Street Journal by 20%, from 80 to 96 pages. The new capacity will be put into full service in April, 2002 when the company debuts enhancements to

The Wall Street Journal, including a new fourth section (Personal Journal), and significantly expanded use of color for news and advertising throughout the paper. Benefits of this project include: reinforcing the Journal as a must-read for every serious businessperson; opening its pages to new readers; improving circulation economics by making it easier to attract new customers and retain existing ones; and attracting new advertisers (both color and black & white) to bring more ad revenue and reduce the company's reliance on technology and financial advertising categories.

The Online Journal redesign project was completed and launched in January 2002. This $28 million investment includes improvements in underlying infrastructure, including new servers, a new content management system and a simpler, more modern architecture to accommodate long-term growth in scale and new product initiatives. The redesigned site will include a new look and feel with easier user access to information and state-of-the-art personalization features aimed at increasing site usage.

2000 RESULTS COMPARED TO 1999

Net loss in 2000 was $119 million, or $1.35 per share, compared to net income of $272.4 million, or $2.99 per share, in 1999. Included in earnings per share were special items netting to a loss of $4.67 per share in 2000 and a gain of $.55 per share in 1999. These special items are detailed beginning on page 20.

Revenues in 2000 rose 10% to $2.2 billion from the $2 billion recorded in 1999, largely due to growth in advertising revenue in our print publishing segment. Revenues from U.S. operations comprised 91% of total revenues and increased 9.1% while revenues from international operations improved 20%. Advertising revenues increased 19% and accounted for all of the year over year increase in total company revenue. Information services revenues decreased 11% reflecting the contribution of Dow Jones Interactive (DJI) to the Factiva joint venture with Reuters on July 1, 1999, and the company's accounting for Factiva on the equity method. Adjusting for the de-consolidation of DJI revenues (DJI earned about $60 million of revenue in 1999), information services revenue was up about 10%. Circulation and other revenues decreased 0.5%, as higher circulation was offset by an increase in the number of lower revenue producing copies.

Operating expenses of $1.7 billion in 2000 grew $92.1 million, or 5.7%, from $1.6 billion in 1999. Excluding special items in 1999, operating expenses increased $94.9 million, or 5.9%, reflecting higher newsprint costs and promotional spending, partially offset by the de-consolidation of DJI expenses in 2000 (DJI spent roughly $60 million in 1999). Newsprint expense was up 21% in 2000 on a 9.7% increase in consumption and a 10.1% increase in average price per ton.

Operating income of $498.2 million (22.6% of revenues) in 2000 was up $108.7 million, or 28%, from $389.5 million (19.5% of revenues) in 1999. Excluding special items in 1999, operating income advanced $105.9 million, or 27%, from $392.3 million (19.6% of revenues) in 1999.

In September 2000, the company completed the key phase of The Wall Street Journal pagination project, which streamlines the production process and enables electronic composition of all news and advertising pages of The Wall Street Journal. Benefits include: getting fresher content into the Journal, while ensuring timely home delivery; simplifying the company's technology structure; and giving front-end control of the pages to the news and advertising departments. Barron's went live with the new system in the first quarter of 2001.

SEGMENT DATA

A summary of results of operations for each of the company's principal business segments as well as additional financial data is displayed in Note 16 to the financial statements.

The company's business and financial news and information operations are reported in two segments: print publishing and electronic publishing. The results of the company's Ottaway Newspapers subsidiary, which publishes 19 daily newspapers, 14 Sunday papers and more than 30 weeklies and shoppers in 12 states in the U.S., are reported in the community newspaper segment. Print publishing accounted for approximately 62% of 2001 revenues, community newspapers accounted for 20%, and electronic publishing comprised the remaining 18%.

Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations (results of the company's international television ventures are included in equity in losses of associated companies). Electronic publishing includes the operations of Dow Jones Newswires, Dow Jones Indexes, the Online Journal (including other Internet publishing sites), Dow Jones Interactive (up to July 1, 1999 when it was contributed to Factiva) and other. The company's 50% share of Factiva's results is reported in equity in losses of associated companies.


PRINT PUBLISHING

============================================================================
(in thousands)                             2001            2000         1999
----------------------------------------------------------------------------
Revenues
U.S. Publications:
  Advertising                        $  705,961      $1,071,731   $  892,317
  Circulation and other                 279,959         299,000      311,565

International Publications:
  Advertising                            79,080         102,686       73,327
  Circulation and other                  41,934          45,529       43,588
----------------------------------------------------------------------------
Total revenues                        1,106,934       1,518,946    1,320,797
Operating expenses                    1,064,913       1,118,789    1,013,760
----------------------------------------------------------------------------
Operating income                     $   42,021      $  400,157   $  307,037
============================================================================
Special charges *                    $   49,447                   $    2,755
Depreciation and amortization            65,668      $   64,965       62,562
============================================================================

* Special charges, which are included in operating expenses above, are detailed beginning on page 20.

In 2001, revenues fell $412 million, or 27%, from 2000. Advertising revenue for U.S. publications fell $365.8 million, reflecting a 37.6% decline in advertising linage at The Wall Street Journal as well as a 33.4% drop in Barron's national ad pages. International print revenues fell 18% as advertising linage at The Wall Street Journal Europe decreased 28%, linage at The Asian Wall Street Journal fell 27.7%, and at The Far Eastern Economic Review advertising pages declined 32.2%. U.S. television advertising license revenue decreased 41%.

Linage declines were driven by the overall softness in the global advertising markets, exacerbated by the company's heavy reliance on technology and financial advertising which were particularly hard hit and, together, comprised 41% of the U.S. Journal's total linage in 2001, down from 50% in 2000.

General advertising includes advertising from technology, automotive, telecommunications and professional services firms, as well as consumer and corporate image advertising. Linage for this category, which comprises 61% of total Journal linage, fell 39.6%, following a 19% gain in 2000 and a 21.9% improvement in 1999. Technology, the largest component of general advertising, fell 54.4% in 2001, after a 77% increase in 2000 and a 32% increase in 1999. Within technology, business to business e-commerce, which thrived during the first half of 2000 and much of 1999, dropped significantly in 2001, as did advertising for computer hardware and software. Beyond technology, general linage fell 29.8% due to lower telecommunications, professional service, travel and business to consumer advertising.

Financial advertising consists of advertising by banks, brokerage and investment firms as well as tombstones and initial public offerings. This category, which comprised 23% of total advertising in 2001, was down 42.3% in 2001, after increasing 4.2% in 2000 and 17.7% in 1999. The decline in 2001 reflects a cyclical downturn in the financial markets.

Classified and other linage, which accounts for the remaining 16% of total advertising, decreased 17.8%, reflecting softness in recruitment and real estate advertising, following gains of 12.3% in 2000 and 2% in 1999.

Circulation and other revenues for U.S. print publications declined $19 million, or 6.4%, in 2001. Average circulation for The Wall Street Journal was 1,798,000 in 2001 up from 1,789,000 in 2000 and 1,772,000 in 1999.
Barron's average annual circulation was 291,000 compared with 305,000 in 2000 and 300,000 in 1999. Circulation revenues were down primarily due to a drop in paid orders, partially offset by a 2001 price increase in Journal single copy units.

Circulation and other revenue for international print publications in 2001 was down 7.9% from 2000. Average combined circulation for the international editions of The Wall Street Journal for 2001 was 185,000 up 8.8% from 170,000 in 2000 and compared with 147,000 in 1999, resulting from an increase in lower rate copies. Circulation revenue was also negatively affected by a stronger U.S. dollar, a decline in Wall Street Journal Europe newsstand revenue and volume declines at the Far Eastern Economic Review.

Print Publishing expenses in 2001 were reduced by $53.9 million, or 4.8%, below 2000 levels. Excluding special items, expenses declined by $103.3 million, or 9.2%, largely as a result of lower advertising and promotional expenses, lower newsprint costs and other cost reductions. Newsprint expense decreased 21%, as a result of a 24% decrease in consumption slightly offset by a 4.5% increase in average newsprint prices.

Print publishing operating income of $42 million (3.8% of revenues) in 2001 fell $358.1 million, or 89%, from 2000. Excluding special items, print publishing operating income of $91.5 million (8.3% of revenues) fell $308.7 million, or 77%, from $400.2 million (26.3% of revenues) in 2000.

In 2000, revenues for print publishing grew $198.1 million, or 15%, from 1999, largely reflecting a 14.1% advertising linage gain at The Wall Street Journal. Barron's revenue improved 12% as a result of a 12.9% increase in national ad pages. Revenue from the international publications rose 27% as a result of a 14.9% linage increase at The Wall Street Journal Europe, a 25.2% increase The Asian Wall Street Journal and 35.2% advertising page growth at the Far Eastern Economic Review. Other contributing factors were U.S. television advertising revenue more than doubled when compared to 1999, offset by a decline in U.S. circulation and other revenues of 4% in 2000.

Print publishing expenses in 2000 rose $105 million, or 10%, from a year earlier. Excluding a $2.8 million restructuring charge in 1999, expenses grew $107.8 million, or 11%. Expense growth was largely volume-related coupled with increased promotional spending. Newsprint expense was up 21%, driven by a 10% increase in usage and a 10% increase in average price.

Print publishing operating income in 2000 increased $93.1 million, or 30%, from 1999. Excluding special items operating income of $400.2 million (26.3% of revenues) advanced $90.4 million, or 29%, from $309.8 million (23.5% of revenues) in 1999.

On January 1, 2000, Dow Jones exchanged 49% of its ownership of The Wall Street Journal Europe and other investments for a 22% interest in Handelsblatt, Germany's leading business newspaper and a subsidiary of von Holtzbrinck Group. In conjunction with this new alliance, the company initiated expanded promotional programs to position The Wall Street Journal Europe to be the leading regional business publication in Europe.


ELECTRONIC PUBLISHING

============================================================================
(in thousands)                            2001           2000           1999
----------------------------------------------------------------------------
Revenues
Dow Jones Newswires:
  North America                       $193,134       $192,019       $172,193
  International                         41,864         39,894         36,868
----------------------------------------------------------------------------
Total Newswires                        234,998        231,913        209,061
The Wall Street Journal Online          37,038         50,219         30,939
Dow Jones Indexes                       16,021         14,637         12,924
Other *                                 29,929         30,800         97,074
----------------------------------------------------------------------------
Total revenues                         317,986        327,569        349,998
Operating expenses                     291,065        287,272        314,888
----------------------------------------------------------------------------
Operating income                      $ 26,921       $ 40,297       $ 35,110
============================================================================
Special charges **                    $ 18,796
Depreciation and amortization           22,421       $ 25,261       $ 23,262
============================================================================

* Results in 1999 included Dow Jones Interactive (DJI), a significant portion of which was contributed to the Factiva joint venture, effective July 1, 1999. Factiva is recorded as an equity investment.
** Special charges, which are included in operating expenses above, are detailed beginning on page 20.

In 2001, electronic publishing revenue fell $9.6 million, or 2.9%, from 2000, largely reflecting a drop in advertising revenue at the Online Journal. Expenses increased $3.8 million, or 1.3%. Excluding special charges, operating expenses decreased $15 million, or 5.2%, largely due to cost reduction efforts at The Online Journal and other electronic publishing businesses. Excluding special charges, losses in 2001 from The Online Journal and related vertical sites were 13% less than losses in 2000 as cost cutting efforts more than offset revenue shortfalls (including these charges, Online Journal and related vertical site losses were 22% worse). Electronic publishing operating income of $26.9 million (8.5% of revenues) decreased $13.4 million, or 33% from 2000. Excluding special items, operating income of $45.7 million (14.4% of revenues) increased $5.4 million, or 13%, from $40.3 million (12.3% of revenues) in 2000.

Dow Jones Newswires revenue in 2001 increased $3.1 million, or 1.3%, from 2000. International newswire revenue posted a gain of 4.9%, while North America revenue grew 0.6%. North America revenue growth was driven by growth in financial firms, Internet sites and non-retail agreements, partially offset by a decline in retail revenue due to continued retrenchment in the securities industry. The 4.9% gain in international reflected growth in non-traditional distribution channels (such as on-line brokerages, e-commerce sites and wholesale agreements). At the end of 2001, there were 330,000 newswire terminals compared with 346,000 a year ago. North America terminals decreased 23,000, offset by an increase of 7,000 terminals throughout the rest of the world. Excluding special items, Newswires expenses rose 2.4%.

The Online Journal and related verticals revenue in 2001 fell $13.2 million, or 26%, from 2000, reflecting a 50% decline in advertising revenue and an 8.7% rise in subscription revenue. The ratio between advertising and subscription revenue for 2001 was 41% to 59%, respectively, versus 59% advertising to 41% subscription in 2000. The number of Online Journal subscribers at the end of 2001 reached 626,000, up from 535,000 in 2000 and 375,000 in 1999. At year-end 2001, the average number of different individuals who accessed at least one page of The Online Journal subscriber-only content over the course of a 24-hour day was 107,000 compared with 100,000 in 2000 and the average monthly page views per user was 137 in 2001 versus 122 in 2000. Excluding special items, operating expenses were reduced 21% below 2000 levels.

Dow Jones Indexes revenue in 2001 increased $1.4 million, or 9.5%, reflecting an increase in exchange-traded funds, custom indexes/calculation agent and royalty revenues. Excluding special items, operating expenses grew 9.7%.

In 2000, electronic publishing's revenue and expense comparisons relative to 1999 are distorted by the fact that 1999 includes a half-year of Dow Jones Interactive (DJI), which was contributed to the Factiva joint venture in mid-1999. Revenues decreased $22.4 million, or 6.4%, as revenue increases at other electronic publishing products could not offset the loss of DJI revenue. Expenses fell $27.6 million, or 8.8%. After adjusting for DJI, expenses for 2000 increased about 13%, largely due to promotion of the company's interactive products, including Internet development costs and continued expansion of the Newswires business, principally internationally. This was partially offset by the December 1999 sale of the company's IDD Enterprises subsidiary and the April 1, 2000 contribution of dowjones.com to the Work.com joint venture. Electronic publishing's 2000 operating income of $40.3 million (12.3% of revenues) increased $5.2 million, or 15%, from $35.1 million (10% of revenues) in 1999.

COMMUNITY NEWSPAPERS
==========================================================================
(in thousands)                              2001         2000         1999
--------------------------------------------------------------------------
Revenues
Advertising                             $247,367     $256,015     $237,005
Circulation and other                    100,796      100,088       94,035
--------------------------------------------------------------------------
Total revenues                           348,163      356,103      331,040
Operating expenses                       263,337      261,621      246,081
--------------------------------------------------------------------------
Operating income                        $ 84,826     $ 94,482     $ 84,959
==========================================================================
Special charges*                        $    321
Depreciation and amortization             16,450     $ 17,234     $ 17,845
==========================================================================

* Special charges, which are included in operating expenses above, are detailed beginning on page 20.

In 2001, community newspaper revenues declined 2.2% from 2000. This relatively modest decrease in revenue largely resulted from an $8.6 million, or 3.4%, decline in advertising revenue, which comprised 71% of total revenue. Overall advertising linage fell 3.1% in 2001, with linage at the daily papers down 4.2%, while up 3.3% at the non-dailies. Circulation and other revenues showed a slight improvement of 0.7%. Average circulation for the dailies was 540,000 in 2001 versus 546,000 in 2000. Operating expenses rose 0.7% resulting from higher administration costs, which were nearly offset by savings in newsprint consumption and other cost containment efforts. Newsprint costs declined 1.2% on a 5.1% reduction in consumption and a 4% increase in average newsprint prices. Operating income of $84.8 million (24.4% of revenues) decreased $9.7 million, or 10%, in 2001. Excluding special items, operating income of $85.1 million (24.5% of revenues) decreased $9.3 million, or 9.9%, from $94.5 million (26.5% of revenues) in 2000.

In 2000, community newspapers reported a 7.6% increase in revenues from 1999. The revenue growth largely resulted from a $19 million, or 8%, increase in advertising revenue. Community newspapers overall advertising linage rose 3.6% in 2000, with linage at the daily papers up 3.9% and 1.6% at non-dailies. Operating expenses in 2000 rose 6.3%, resulting from higher newsprint, promotion and print delivery costs. Operating income increased $9.5 million, or 11%, in 2000.

The company is considering possible sales or swaps of existing Ottaway papers to enhance its portfolio of community newspapers.

SPECIAL ITEMS

The following table summarizes special items by year. The term "special items" as used throughout management's discussion and analysis, refers to those items within the table.

Summary of Special Items
(in millions, except
per share amounts)           2001 Income              2000 Income              1999 Income
                       Pre-tax     Net    EPS    Pre-tax     Net    EPS   Pre-tax     Net   EPS
                       -------     ---    ---    -------     ---    ---   -------     ---   ---
Included in
 operating income:
  Restructuring charges ($39.3) ($23.5) ($.27)                             ($2.8)   ($1.6)($.02)
  WFC operating
   lease                 (32.2)  (19.3)  (.23)
  WTC disaster-related    (1.7)   (1.0)  (.01)
Included in non-
 operating income:
  Shut-down of Work.com   (2.4)   (1.6)  (.02)
  SmartMoney operating
   lease                  (3.6)   (2.2)  (.02)
  Early extinguishment of
   debt-CNBC Europe        1.2      .7    .01
  International TV
   restructuring                                    $3.2    $2.1   $.02
  Reserve for contract
   guarantee              17.1    17.1    .20     (255.3) (255.3) (2.93)
  Write-downs of
   investments:
    iBEAM                 (4.0)   (4.0)  (.05)
    Nation Multimedia     (4.8)   (4.8)  (.06)
    Bridge Information
     Systems                                      (166.4) (166.4) (1.90)
    OptiMark Technologies                          (12.1)  (12.1)  (.14)
  Investment gains (losses):
    DJ Financial
     Publishing                                     13.8     9.5    .10
    SportsTicker
     Enterprises                                     6.4     4.8    .05
    Swap of NextVenue
     shares for iBEAM
     shares                                          3.8     3.8    .04
    USSB Inc.                                                               57.6     57.3   .63
    OptiMark Technologies                                                   10.6     10.6   .12
    IDD Enterprises                                                        (16.3)   (16.3) (.18)
Income tax valuation
 allowance                        30.0    .35
                         -----   -----   ----     ------  ------  -----    -----    -----  ----
TOTAL                   ($69.7)  ($8.6) ($.10)   ($406.6)($413.6)($4.67)*  $49.1    $50.0  $.55

*   Per share amounts for each special item were calculated using the average shares outstanding during the quarter that the transaction occurred.  Therefore, the total of the individual items does not add to the full-year earnings per share on special items.

2001 SPECIAL ITEMS

In 2001, pretax income included special charges of $69.7 million. After taxes and minority interests, special items netted to a loss of $8.6 million, or $.10 per share, as follows:

Special charges against operating income totaled $73.2 million. These charges include: $39.3 million in restructuring charges related to work-force reductions and related asset write-downs; $32.2 million to record losses related to the relocation of certain personnel from the company's World Financial Center headquarters; and $1.7 million to cover expenses related to the September 11 terrorist attacks.

Special items recorded below operating income netted to a gain of $3.5 million. These included income of $17.1 million on a contract guarantee, partially offset by investment write-downs of $8.8 million and special items netting to a charge of $4.8 million in equity in losses of associated companies.

A tax benefit of $30 million was recorded in the fourth quarter of 2001 as the company believes that it is more likely than not that it will use a portion of its capital loss carryforwards to offset capital gains on impending sales of certain Ottaway newspapers. Consequently, the valuation allowance against these carryforwards was reduced in an amount equal to the anticipated net tax benefit.

Additional details of each of the above items follows, with a summary provided in the table on page 20.

Restructuring Charges. In 2001, the company initiated three separate workforce reductions totaling roughly 550, or 6%, of its full-time employees. Severance and other exit costs related to these workforce reductions, which occurred in every business segment, amounted to $34.9 million. The company also wrote down assets that were made obsolete or redundant, or were abandoned totaling $4.4 million. Annualized cost savings associated with the workforce reduction is expected to be about $47 million. As of December 31, 2001, 91% of the employees that were part of the workforce reduction were terminated and the remaining separations will be completed in the first half of 2002. About $12.9 million of these costs remained to be paid in 2002.

World Financial Center. The company's corporate headquarters is located in seven floors of leased office space at the World Financial Center, which was adjacent to the World Trade Center. As a result of the Trade Center attacks, our office space sustained significant damage. Approximately 60% of this space, including furniture and related equipment, has been determined to be a total loss. The company has insurance policies that cover property damage, extra expenses and business interruption and is currently in discussions with its insurance providers to determine the amount of the claim. Based on these discussions, the company believes it will recover the book value of $15 million in assets destroyed in addition to costs incurred of $2 million related to the clean-up of the office space. The company has written off the book value of these assets and recorded a receivable, included in other non-current assets.

Further, the company announced in October 2001 that it intended to permanently relocate various personnel from four floors of the World Financial Center, primarily to company-owned facilities in South Brunswick, New Jersey. The company recorded a charge of $32.2 million in the fourth quarter of 2001, reflecting undiscounted lease obligations (through the lease expiration in mid-2005) on the vacated floors and $3.7 million to write down undamaged leasehold improvements on these floors.

The company will re-occupy the remaining three floors once reconstruction has been completed and they have been determined suitable for occupancy.

September 11 Expenses. Charges of $1.7 million were recorded to cover temporary relocation costs and a charitable donation of $1 million to the September 11 Fund, partly offset by savings from World Financial Center rent abatement.

Contract Guarantee. In 1998, the company completed the sale of its Telerate business to Bridge Information Systems (Bridge). Under the terms of the sale, Dow Jones retained its guarantee of payments of certain annual minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities

(Cantor) and Market Data Corporation (MDC) under contracts entered into when Telerate was a subsidiary of Dow Jones. As further discussed herein, in December 2000, the company established a reserve in the amount of $255 million representing the present value of the estimated annual minimum payments over the remainder of the contract (through October 2006), using a discount rate of approximately 6%.

At December 31, 2001, the company's reserve for the contract guarantee was $232.4 million. The reserve reduction resulted from: Dow Jones making a $5.8 million payment under its guarantee for amounts not paid by Bridge prior to its bankruptcy; payments totaling $31.1 million that Bridge made after its bankruptcy filing; partially offset by amortization of discount on the reserve balance of $14 million.

In October 2001, the bankruptcy court granted Bridge's motion to reject Telerate's contracts with Cantor and MDC. Telerate has indicated that it has ceased operations and is no longer receiving the government securities data from Cantor and MDC and will not be making payments to Cantor and MDC. Cantor and MDC advised the company that they would be seeking payment from Dow Jones of an amount they allege was due on November 15 under the contract guarantee and future payments due through 2006. The company has various substantial defenses to these claims.

On November 13, 2001, the company filed a lawsuit in the Supreme Court of the State of New York seeking a declaratory judgment with respect to the contract guarantee and the claims of Cantor and MDC. In this lawsuit the company has asked the court to find that the company does not and will not owe any payment under the contract guarantee through October 2006. In the alternative, the company has asked the court to find that if any amount is owed, it must be reduced by amounts that Cantor and MDC receive or should have received from other distribution of the data. MDC and Cantor Fitzgerald have filed motions to dismiss, counterclaims, and an additional lawsuit against the company disagreeing with the company's position and asserting damages of approximately $250 million.

Due to the stage of the lawsuit at December 31, 2001, it is not possible to determine whether the court will find that any obligation the company had under the guarantee may be dismissed or reduced. Accordingly, the company believes the balance of the reserve continues to be appropriate.

Write-down of Investments. In 2001, the company realized a loss of $8.8 million from impairment in the value of its investments in Nation Multimedia Group Public Co.($4.8 million), and iBEAM Broadcasting Corp.($4 million). These investments are marketable equity securities, which are carried at their market price. Prior to the realization of losses for these investments in the third quarter of 2001, the company recorded the unrealized losses associated with these investments directly to other comprehensive income in Stockholders' Equity.

The company holds a less than 10% interest in Nation Multimedia Group Public Company, a diversified media company based in Thailand, which is publicly traded on the Bangkok Exchange. Prior to and during 2000 there had been volatility in the market price of Nation Multimedia. At December 2000, the company's investment in Nation Multimedia was valued at $3.9 million and the company had recorded $3.4 million of unrealized losses through other comprehensive income. The company's investment continued to decline in 2001, and in the third quarter the company determined the impairment of the investment was other than temporary. This determination was based on the investment's declining market price in 2001, approximately a 37% decline through September 30, 2001, combined with increased economic uncertainty in

Southeast Asia, which was significantly heightened after the September 11 terrorist attacks.

In October 2000, the company received shares of iBEAM Broadcasting Corporation (iBEAM) in exchange for the company's shares of NextVenue Inc. The company valued the consideration based on the market value of the shares it received on the date the purchase of NextVenue was consummated in October 2000. The market value of iBEAM began to deteriorate in the fourth quarter of 2000 and continued to deteriorate throughout 2001. As of December 31, 2000, the company had recorded $3.3 million of unrealized losses in other comprehensive income. In March 2001, iBEAM's 10-K public filing included a going concern opinion. In April 2001, iBEAM announced it would restructure its operations and was considering selling the company. In May 2001, Nasdaq notified iBEAM that it may be delisted because its stock was trading below the $1.00 minimum. iBEAM received an extension and in September, its shareholders approved a one-for-ten reverse stock split, which was expected to raise the market value. The reverse stock split failed to increase the market value and the stock continued to trade below the minimum trading level, and a delisting was likely. Considering the impact of the September 11 terrorist attacks on the economy, a near term rebound was not likely. Therefore, the company realized a loss of its full $4 million investment in September 2001. Subsequent to the company's write-down, iBEAM announced it was filing for bankruptcy and selling its assets.

Special Items in Equity Investments. Equity in losses of associated companies included special items netting to a charge of $4.8 million, as follows: a charge of $3.6 million related to a loss on an office lease abandoned by SmartMoney; a gain of $1.2 million related to the early extinguishment of debt at CNBC Europe; and a charge of $2.4 million for costs related to the shut-down of Work.com.

2000 SPECIAL ITEMS

In 2000, the company recorded special items which netted to a loss of $406.6 million ($413.6 million after taxes and minority interest, or $4.67 per share), as follows:

The company recorded write-downs totaling $178.5 million, on the company's investments in Bridge and OptiMark Technologies, Inc. (OptiMark) and a reserve of $255 million for a contract guarantee related to the sale of Telerate. These charges were partially offset by net gains on sales of businesses and investments totaling $18.1 million. Also, in 2000, a 1998 restructuring charge ($2.1 million after taxes) relating to an equity investment was reversed, resulting from the favorable disposition of a satellite lease in Europe.

Additional details of the above items follows, with a summary provided in the table on page 20.

Investment Write-downs. The company wrote down the carrying value of its investments in Bridge and SAVVIS Communications Corp. (in aggregate, $166.4 million) and OptiMark Technologies, Inc. ($12.1 million).

Dow Jones accounted for these investments under the cost method; therefore, changes in the value of the investment are not recognized unless there is impairment in value of the investment that is deemed to be "other than temporary." It is the company's policy to continually monitor investments for indications of impairment.

The purchase price for the sale of Telerate in 1998 to Bridge consisted of $150 million aggregate par value of 5 year, redeemable, convertible, 4% preferred stock of Bridge, which was included in other investments, and cash of $360 million. In 1999, Dow Jones acquired approximately 1.78 million shares of SAVVIS Communications Corp. at 50 cents per share for an aggregate cost of $.9 million and issued subordinated debt to Bridge which had a carrying value (including interest) of $2.9 million. Bridge was SAVVIS' largest customer and shareholder and a significant vendor for technical support services.

Throughout 2000, Bridge experienced continued operating shortfalls from plan and experienced a need for substantial relief from its bank lenders and additional financing. These developments, when combined with the pricing of its third quarter issuance of convertible notes, clearly demonstrated that there was a decline in the value of the company's preferred stock holdings. In addition, Bridge notified its lenders that as of September 30, 2000 it was not in compliance with certain financial covenants under its outstanding credit agreement. Bridge's principal shareholder had taken over management of the company and launched several initiatives focused on improving operations, increasing revenues and raising additional capital. However, there was no assurance that these efforts would be successful. These factors, combined with the lack of updated long-term forward projections, left Dow Jones management with insufficient objective evidence to determine that the decline in value of the company's preferred stock holdings was temporary. Using the third quarter convertible notes financing transaction as a benchmark, Dow Jones recorded a charge to earnings in the third quarter of 2000 of $82.3 million to write down this investment (there was no tax benefit as this was a capital loss). Also, the company discontinued accruing dividends on its preferred stock holdings effective with the third quarter of 2000. The revised carrying value for this investment at September 30, 2000 was $80.3 million.

Bridge's financial position continued to deteriorate during the fourth quarter of 2000, and it continued to experience severe operational difficulties. During the fourth quarter and continuing into January and early February 2001, Bridge's primary investor, Welsh Carson Anderson & Stowe, engaged in negotiations with Bridge and its lenders in an effort to reach an agreement to restructure Bridge's debt, arrange additional financing and significantly reorganize its operations. However, those negotiations did not reach a successful conclusion and on February 15, 2001 Bridge filed a petition under Chapter 11 of the Bankruptcy Code with a view to seeking a sale of its assets in order to repay its creditors in whole or in part.

In light of the foregoing events, Dow Jones concluded that its Bridge-related investments had been further impaired, and were now worthless. As a result, in the fourth quarter of 2000, the company wrote off $84.1 million representing the remaining value of the Bridge preferred stock, the Bridge subordinated debt and the SAVVIS stock.

The company holds a minority interest in OptiMark Technologies, Inc. consisting of preferred and common shares with an aggregate cost of $12.1 million. During the second quarter of 2000, OptiMark began experiencing operating and cash flow difficulties. The conditions worsened during the third quarter 2000 which prompted OptiMark to institute a short-term restructuring plan and seek additional financing to sustain its operations. The company believed that any impairment in this investment was only temporary. In the fourth quarter 2000, the company was advised that the additional financing had been delayed. In addition, OptiMark's short-term restructuring plan was not generating sufficient cash flow. Public filings also indicated there was question of OptiMark's ability to continue as a going concern. As a result of these factors, the company determined that the impairment was other than temporary and wrote off the full investment in the fourth quarter of 2000.

Contract Guarantee. Under the terms of the company's 1998 sale of Telerate, Dow Jones retained its guarantee of payments under certain circumstances of certain annual minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC) under contracts entered into when Telerate was a subsidiary of Dow Jones. The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions. Bridge agreed to indemnify Dow Jones for any liability Dow Jones incurred under the contract guarantee with respect to periods subsequent to Bridge's purchase of Telerate. However, Bridge filed for bankruptcy protection on February 15, 2001 after unsuccessful attempts to reorganize its operations and arrange for additional financing.

Dow Jones believes that MDC and Cantor have the obligation to cover, mitigate or otherwise reduce or avoid any losses or damages to Dow Jones under the contract guarantee, including by securing the best possible commercial terms for the supply of the subject data to a third party or parties. MDC and Cantor deny that they have this obligation. Dow Jones believes that any and all amounts which are received by MDC and/or Cantor in respect of such data would reduce any liability that Dow Jones might have under the contract guarantee. As of December 31, 2000, there was a high degree of uncertainty, however, as to what value the data might have in the marketplace, whether an agreement would be reached by MDC and/or Cantor to supply the data to a third party or parties, the financial position of such party or parties, the timing of any such agreement, and various related factors. Therefore, it was not possible for Dow Jones to determine with any certainty that any such offsets would in fact be realized, or at what time or in what amounts. Consequently, in December 2000, the company established a reserve in the amount of $255 million representing the present value of the estimated annual minimum payments over the remainder of the contract (through October 2006) using a discount rate of approximately 6%. (As explained above, Dow Jones has commenced a lawsuit (which is opposed by MDC and Cantor) seeking to establish the absence of any liability under the guarantee.)

Net Gains on Sale of Businesses and Investments. These net gains totaled $18.1 million, as follows: a gain of $9.5 million from the sale of Dow Jones Financial Publishing Corp.; a gain of $4.8 million on the sale of the company's minority interest in SportsTicker Enterprises L.P.; and a net gain of $3.8 million resulting from the exchange of the company's holdings in NextVenue Inc. for shares issued through a merger of iBEAM Broadcasting Corp.

1999 SPECIAL ITEMS

Earnings in 1999 included net gains on sales of businesses and investments of $51.6 million and a net restructuring charge of $1.6 million for employee severance associated with the conversion to electronic pagination of The Wall Street Journal. Details are provided in the table on page 20.


STAFFING COSTS

At December 31, 2001, the company employed about 8,100 full-time employees, down 5.8%, or nearly 500 employees from a year ago, largely due to a general workforce reduction. At December 31, 2000, the number of employees was nearly 8,600, up 4.9% from 1999, largely due to international expansion. Consolidated employee compensation expense (including retirement plans and medical benefits) was approximately 46% of total operating expenses in 2001, compared with 42% of total operating expenses in 2000 and 1999, excluding restructuring charges in both 2001 and 1999. The increase in percentage from 2000 was primarily due to total operating expenses decreasing at a higher rate than compensation, as a result of increases in fringe benefit costs and annual salary increases and cost cutting in non-compensation expense areas.


OTHER INCOME/DEDUCTIONS

Investment income, net of interest expense, in 2001 was $.9 million, down from $6.1 million in 2000. The reduction in interest income was due to the elimination of accrued Bridge dividends after the first half of 2000 coupled with a reduction of interest income due to lower cash balances in 2001.

The company's share of losses from equity investments was $17.2 million in 2001 and 2000. Excluding special items in both 2001 and 2000, equity losses improved $8 million largely reflecting an increase in the company's 50% share of Factiva profits (formed on July 1, 1999), reduced losses at SmartMoney, the shut-down of Work.com and lower losses at the international television joint ventures. Partly offsetting these gains were decreased earnings from the Handelsblatt and VWD investments. Special items netted to a $4.8 million loss in 2001, consisting of a loss on an office lease of SmartMoney and costs associated with the shut-down of Work.com, offset by a gain relating to the early extinguishment of debt for CNBC Europe. In 2000, equity in losses included a $3.2 million gain relating to the favorable disposition of a satellite lease at CNBC Europe.

In 2001, the company recorded special items netting to a gain of $17.1 million relating to payments made by Bridge in excess of the amortization of discount, related to the previously discussed reserve for contract guarantee (see also Note 2 to the consolidated financial statements). The company also recorded a write-down of $8.8 million, from the previously discussed impairment of the company's investments in Nation Multimedia Group Public Co. and iBEAM Broadcasting Corp.

In 2000, the company recorded $255 million for the previously discussed reserve for the contract guarantee, $166.4 million for write-downs in the company's Bridge-related investments, $12.1 million for the write-down of its investment in OptiMark Technologies, Inc., and $24 million in pretax gains on sales of businesses and investments.

Included in 1999 earnings were pretax gains of $10.6 million from the sale of a portion of the company's minority interest in OptiMark Technologies, Inc., and $57.6 million from the sale of the company's interest in United States Satellite Broadcasting, Inc. In addition, the company recorded a pretax loss of $16.3 million from the sale of IDD Enterprises, L.P., a wholly owned subsidiary.


INCOME TAXES

The effective income tax rate in 2001 and 2000 was distorted by a reduction in the tax valuation allowance in 2001 (related to the expectation of utilizing a portion of the company's capital loss carryforwards) and the non-deductibility of the reserve for the contract guarantee and the investment write-downs in 2000. The following table shows the impact of these items.

==========================================================================
                                                   2001      2000     1999
--------------------------------------------------------------------------
Effective income tax rate (net
 of minority interests)                             9.9%    252.5%    34.8%
Effective income tax rate (net of minority
 interests) excluding special items                40.0%     39.2%    39.7%
==========================================================================

At December 31, 2001, the company had available approximately $485 million of capital loss carryforward (a deferred tax asset of $183 million, of which $153 million was fully reserved through a valuation allowance). The company may utilize the carryforwards through 2003. In addition, the company has recorded an unrecognized capital loss carryforward of $402 million (a deferred tax asset of $153 million which was fully reserved) that will be available for use for five years from the year it is recognized for tax purposes.

Based on a plan the company completed at year-end 2001 to utilize existing capital loss carryforwards prior to their expiration, the company has reduced its tax valuation allowance by $30 million ($.35 per share) in 2001. These capital loss carryforwards, which largely related to the sale of Telerate, had been previously fully reserved. Sales of certain Ottaway newspapers, which will generate capital gains, are pending and the company believes that it is more likely than not that it will be able to realize a net tax savings of $30 million on future sales of these properties.


ACCOUNTING PRONOUNCEMENT

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." SFAS 142 requires that an intangible asset that is acquired either individually or with a group of other assets be initially recognized and measured based on fair value. An intangible with a finite life is amortized over its useful life, while an intangible with an indefinite life, including goodwill, is not amortized. All intangible assets, including goodwill, are tested at least annually for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The company will adopt the provisions of SFAS 142 as of January 1, 2002, and expects a reduction in expenses of approximately $4 million in 2002, with respect to businesses held at the end of 2001.


FINANCIAL POSITION

During 2001, the company paid $154 million to repurchase 2.6 million shares of its common stock. As of December 31, 2001, puts are outstanding covering 667,000 shares at strike prices ranging from $55.01 to $60.26 per share, with exercise dates through April 2002. The company has the option of net share settlement on these contracts. As of December 31, 2001, approximately $452.8 million remained under board authorization for share repurchases, after reserving for the possible exercise of outstanding puts.

Cash provided by operations in 2001 was $341.7 million, down $104.7 million, or 23%, from 2000's $446.4 million. The decrease in 2001 from 2000 was primarily due to lower operating profits, mitigated by lower income tax payments, in part due to the deferral of tax payments to 2002, and improvements in collections in receivables. Cash and cash equivalents were $21 million as of December 31, 2001 versus $49.3 million at year-end 2000.

In addition to the share repurchases in 2001, the company also funded capital expenditures of $129 million (including $41 million for The Wall Street Journal color print expansion project and $19 million for the Online Journal redesign), paid dividends of $85.8 million and invested $52.6 million in various affiliated strategic alliances, while only increasing its debt balance slightly, from $151 million to $174 million.

In 2000, in addition to buying back $221 million in the company's stock, the company funded capital expenditures of $187 million (including $71 million for The Wall Street Journal color and print expansion project), paid dividends of $88.1 million and invested $50.4 million in various affiliated companies. In 1999, the company repurchased shares totaling $142 million, funded capital expenditures of $190.7 million, paid dividends of $87.2 million and invested $52.2 million in various investments.

In 2002, the company expects its beginning cash balance and cash provided by operations to be sufficient to meet its normal recurring operating commitments, fund capital expenditures and pay dividends. If necessary, the company's liquidity requirements may be funded through the issuance of commercial paper, which is supported by a $430 million revolving credit agreement with several banks, $290 million through June 24, 2002, and $140 million through June 24, 2006. The company plans to extend the credit agreement prior to its expiration. Borrowings may be in the form of commercial paper, bank loans or long-term notes under a $300 million shelf registration statement filed with the Securities and Exchange Commission. Commercial paper, amounting to $174 million at December 31, 2001, is classified as long-term, as it is the company's intent to refinance such obligations on a long-term basis. The company's borrowing capacity is limited by certain debt covenants, based on cash flow measures. As of year-end 2001, the company may borrow up to an additional $186 million. The company's debt ratings, which affects the amount of debt-related fees, are 'AA-/Aa3.' Additional sources of liquidity in 2002 will likely result from the sale of certain Ottaway newspapers.

The company expects capital expenditures to be $90 million in 2002, including $29 million in remaining spending for the color print expansion project, compared with $129 million in 2001 and $187 million in 2000.


MARKET RISK

In January 2002, the company entered into forward foreign currency exchange contracts to exchange $22.4 million for 15.6 million British pounds and to exchange $20.7 million for 23.4 million euro. These contracts, which expire ratably over 2002, are designated as cash flow hedges of anticipated operating expenses that are denominated in these foreign currencies.

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

The company's commercial paper outstanding of $174 million at December 31, 2001, is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates. At December 31, 2001, interest rates outstanding ranged from 2.03% to 3.38%, with a weighted-average of 3.24%. The bulk of this debt matures in the first quarter of 2002.


OUTLOOK - 2002

The slowing of the U.S. economy and global advertising market began in late-2000 and continues into 2002. This, together with the prevailing uncertainty concerning when a business recovery might take hold, makes forecasting the company's financial outlook for 2002 quite difficult.

In building our 2002 plans, we have assumed modest economic improvement off of the depressed levels of 2001, with this improvement starting quite slowly in the first quarter but building as the year progresses. More specifically, we assume that we are currently at the bottom of this economic and advertising cycle and that the first half of 2002 improves over current levels, but does not get back to first half 2001 levels. We further assume that the environment further improves in the second half of 2002, rising above the depressed second half of 2001. The result of this scenario would be modest improvement for the full year, but an advertising environment still well below normal.

Our Journal linage expectations track these assumptions, and also include the benefits of our color print expansion project such that, for the full-year 2002, we assume mid-single-digit linage growth at The Wall Street Journal. Adding in modest improvement elsewhere in the portfolio derives mid-single-digit total revenue growth for the year.

We will again aggressively control expenses. Total 2002 operating expenses are planned up in the range of 2%. We also project about breakeven performance at our equity investments which, together with modestly higher interest expense, yields an EPS estimate around the year-end 2001 $1.57 consensus estimate for 2002, not factoring in a possible gain from the sale of Ottaway properties (see Note 19 to the consolidated financial statements).

We project our depreciation and amortization expense to be about $120 million, reflecting increased depreciation from the color print expansion project and net of about $4 million in savings from SFAS 142.

For the first quarter 2002, we are projecting a linage decline of 20% to 30%. Together with advertising softness at Barron's, the Online Journal and in our International Print businesses and flat performance at Ottaway, this implies a low-to mid-teens percentage revenue decline in the first quarter. We will continue to control expenses, which will be about 7% to 8% below year-ago levels in the quarter. These assumptions would result in estimated diluted EPS in the $.01 to $.10 per share range, compared to reported earnings of $.07 per share last year, which included $.10 per share of net special charges.


CRITICAL ACCOUNTING POLICIES

The company's discussion and analysis of its financial condition and results of operations are based upon the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The company's accounting policies affect its more significant judgements and estimates used in the preparation of its financial statements. Refer to Note 1 of the company's consolidated financial statements for the company's significant accounting policies.


INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to: the cyclical nature of the company's business and the strong negative impact of economic downturns on advertising revenues; the possibility that the current weak advertising market, particularly in the financial and technology segments, will not improve or will improve more slowly than anticipated, and if it does improve, the possibility that the company will be unable to capitalize on the improvement in the face of competition for the advertising revenues from other publications and services; the company's ability to limit and manage expense growth, especially in light of its new planned growth initiatives, without harming its growth prospects; the extent to which the company is required to perform under the guarantee to Cantor Fitzgerald Securities and Market Data Corporation, and other uncertainties relating to liability under this guarantee; the intense competition the company's existing products and services face in the markets for financial news and information and advertising revenues from newspapers, specialized magazines, free and paid Internet publications and services, financial television programming and other new media, and the impact this will have on the company's initiatives to expand its existing market presence as well as to extend its consumer reach; the company's ability to expand and diversify its market segment focus beyond financial and technology and the challenge it will face in attempting to become a leading presence in new market segments, such as health care, automotive, telecom, and high-end consumer goods, where competing publications and services, such as specialty and trade magazines, have already established themselves; the competition the company will face in introducing new products and services in the business-to-business market from already existing newsletters, trade publications, research reports and services; with respect to Newswires, the challenges the company will face in attempting to expand its coverage to the investment market, in the face of competing resources for in-depth news analysis; with respect to Newswires and other subscription-based products and services, the negative impact of economic downturns and consolidation on sales of the company's products and services; the company's ability to find strategic and financially attractive core-business acquisition opportunities; the company's ability to leverage its brands to develop new business opportunities and to generate advertising and other revenues from these products; the company's ability to achieve strategic alliances and to improve the growth and profitability of existing strategic alliances; with respect to the company's community newspapers business, its ability to maintain or grow margins and to strengthen its portfolio of newspaper properties, particularly given the difficulty of finding quality newspaper properties to acquire; the degree to which the company's new Personal Journal is able to generate new advertising revenues from diversified markets, such as health care and consumer goods; the extent to which the new enhancements to The Wall Street Journal will attract a broader base of readers, subscribers, and advertisers; in light of the weak advertising market and competition, the company's ability to attract advertisers to its new color printing capacity; the company's ability to increase its circulation and advertising revenues from its international print publications and to further penetrate overseas markets through print and television products, given the competition from local language publications and television networks and other international publications and television ventures; the Online Journal ability to continue to increase revenues through building subscriber and advertiser numbers and to limit expenses; the amount of user traffic on the company's Internet sites and the pricing of advertising on Internet sites generally; potential increased regulation of online businesses; adverse developments relating to the company's commitments, contingencies and equity investments; cost of newsprint; and such other risk factors as may have been or may be included from time to time in the company's reports filed with the Securities and Exchange Commission.

ITEM 8.  Financial Statements and Supplementary Data

                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                            Dow Jones & Company
             For the years ended December 31, 2001, 2000 and 1999
=============================================================================
(in thousands, except per share amounts)       2001         2000         1999
-----------------------------------------------------------------------------
REVENUES:
Advertising                              $1,052,322   $1,467,244   $1,230,412
Information services                        289,321      281,366      315,110
Circulation and other                       431,440      454,008      456,313
-----------------------------------------------------------------------------
    Total revenues                        1,773,083    2,202,618    2,001,835
-----------------------------------------------------------------------------
EXPENSES:
News, operations and development            531,584      542,959      553,800
Selling, administrative and general         607,145      674,687      619,908
Newsprint                                   150,791      182,359      150,899
Print delivery costs                        194,432      196,502      181,263
Depreciation and amortization               105,713      107,885      103,669
Restructuring and other
 special charges                             73,219                     2,755
-----------------------------------------------------------------------------
    Operating expenses                    1,662,884    1,704,392    1,612,294
-----------------------------------------------------------------------------
    Operating income                        110,199      498,226      389,541

OTHER INCOME (DEDUCTIONS):
Investment income                             1,441        8,116        9,861
Interest expense                               (500)      (2,037)      (5,269)
Equity in losses of associated
 companies                                  (17,181)     (17,182)     (27,907)
Gain on sale of
 businesses and investments                               24,053       51,945
Contract guarantee, net                      17,136     (255,308)
Write-down of investments                    (8,827)    (178,499)
Other, net                                   (2,580)        (991)        (125)
-----------------------------------------------------------------------------
Income before income taxes
 and minority interests                      99,688       76,378      418,046
Income taxes                                 10,794      196,957      145,501
-----------------------------------------------------------------------------
Income (loss) before minority interests      88,894     (120,579)     272,545
Minority interests in losses (earnings)
 of subsidiaries                              9,326        1,617         (116)
-----------------------------------------------------------------------------
NET INCOME (LOSS)                        $   98,220   $ (118,962)  $  272,429
=============================================================================
PER SHARE:

Net income (loss):
  Basic                                       $1.15       $(1.35)       $3.01
  Diluted                                      1.14        (1.35)        2.99

Cash dividends                                 1.00         1.00          .96

Weighted-average shares outstanding:
  Basic                                      85,691       87,854       90,450
  Diluted                                    86,258       87,854       91,151
=============================================================================

The accompanying notes are an integral part of the financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Dow Jones & Company
              For the years ended December 31, 2001, 2000 and 1999
=============================================================================
(in thousands)                                     2001       2000       1999
-----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Consolidated net income (loss)                $  98,220  $(118,962)  $272,429
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
Write-down of plant and property                 22,936
Write-down of investments                         8,827    178,499
Contract guarantee, net                         (17,136)   255,308
Depreciation                                    102,597    105,064    100,214
Amortization of intangibles                       3,116      2,821      3,455
Gain on sale of businesses
 and investments                                           (24,053)   (51,945)
Gain on disposition of plant and property          (749)    (1,235)      (433)
Equity in losses of associated
 companies, net of distributions                 26,099     29,343     34,118
Changes in assets and liabilities:
  Accounts receivable                            74,220     56,085    (67,254)
  Other current assets                           22,063    (23,206)    (3,178)
  Unearned revenue                               (8,737)   (11,801)   (12,156)
  Accounts payable and accrued liabilities      (18,584)     2,446    (13,406)
  Income and deferred taxes                      10,904     (3,080)    23,764
  Deferred compensation                          23,149     11,733     19,523
Other, net                                       (5,192)   (12,515)    (8,104)
-----------------------------------------------------------------------------
  Net cash provided by operating
   activities                                   341,733    446,447    297,027
-----------------------------------------------------------------------------
INVESTING ACTIVITIES:
Additions to plant and property                (128,759)  (187,035)  (190,739)
Disposition of plant and property                 2,239      1,535      2,664
Businesses and investments acquired             (11,179)      (627)    (3,106)
Funding of equity investees                     (41,419)   (49,757)   (49,109)
Disposition of businesses and investments         1,176     28,760     80,692
Other, net                                        5,770      4,331      2,205
-----------------------------------------------------------------------------
  Net cash used in
   investing activities                        (172,172)  (202,793)  (157,393)
-----------------------------------------------------------------------------
FINANCING ACTIVITIES:
Cash dividends                                  (85,789)   (88,123)   (87,151)
Increase in long-term debt                       82,556    149,988
Reduction of long-term debt                     (59,463)  (150,000)
Proceeds from sales under stock
 compensation plans                              15,156     28,644     33,367
Purchase of treasury stock, net of
 put premiums                                  (154,272)  (221,204)  (142,339)
Contribution from minority partner                3,930
-----------------------------------------------------------------------------
  Net cash used in financing activities        (197,882)  (280,695)  (196,123)
-----------------------------------------------------------------------------
Decrease in cash
 and cash equivalents                           (28,321)   (37,041)   (56,489)
Cash and cash equivalents at
 beginning of year                               49,347     86,388    142,877
-----------------------------------------------------------------------------
Cash and cash equivalents at end of year      $  21,026   $ 49,347   $ 86,388
=============================================================================

The accompanying notes are an integral part of the financial statements.

                                      -32-

                          CONSOLIDATED BALANCE SHEETS
                              Dow Jones & Company
                           December 31, 2001 and 2000
=============================================================================
(dollars in thousands)                                   2001            2000
-----------------------------------------------------------------------------
ASSETS:
Current Assets:
Cash and cash equivalents                          $   21,026      $   49,347
Accounts receivable - trade, net of
 allowance for doubtful accounts of
 $5,610 in 2001 and $6,377 in 2000                    162,559         236,284
Accounts receivable - other                            27,039          43,649
Newsprint inventory                                    10,810          13,109
Prepaid expenses                                       13,877          18,105
Deferred income taxes                                  10,648           7,749
-----------------------------------------------------------------------------
    Total current assets                              245,959         368,243
-----------------------------------------------------------------------------


Investments in associated companies,
 at equity                                             78,985          65,871


Other investments                                       6,700          11,219


Plant and property, at cost:
Land                                                   21,638          21,880
Buildings and improvements                            395,270         415,297
Equipment                                             993,677         969,365
Construction in progress                              262,608         218,937
-----------------------------------------------------------------------------
                                                    1,673,193       1,625,479
Less, accumulated depreciation                        911,844         864,616
-----------------------------------------------------------------------------
                                                      761,349         760,863



Intangible assets, principally goodwill,
 less accumulated amortization of $42,278
 in 2001 and $39,162 in 2000                           81,583          73,840


Deferred income taxes                                  99,919          71,316



Other assets                                           23,845          10,704
-----------------------------------------------------------------------------
    Total assets                                   $1,298,340      $1,362,056
=============================================================================


=============================================================================
(dollars in thousands)                                   2001            2000
-----------------------------------------------------------------------------
LIABILITIES:
Current Liabilities:
Accounts payable - trade                           $   61,579      $   66,699
Accrued wages, salaries and commissions                67,532          73,119
Retirement plan contributions payable                  23,614          21,333
Other payables                                        177,920         185,138
Income taxes                                           66,260          27,658
Unearned revenue                                      204,988         213,277
-----------------------------------------------------------------------------
    Total current liabilities                         601,893         587,224

Long-term debt                                        173,958         150,865
Deferred compensation, principally
 postretirement benefit obligation                    247,915         227,948
Other noncurrent liabilities                          228,928         228,658
-----------------------------------------------------------------------------
    Total liabilities                               1,252,694       1,194,695
-----------------------------------------------------------------------------

Commitments and contingent liabilities (Note 14)

Minority interests in subsidiaries                      3,869           8,593

STOCKHOLDERS' EQUITY:
Common stock, par value $1 per share; authorized
 135,000,000 shares; issued 81,286,732 shares
 in 2001 and 81,135,653 shares in 2000                 81,287          81,136
Class B common stock, convertible, par value $1
 per share; authorized 25,000,000 shares; issued
 20,894,289 shares in 2001 and 21,045,368 shares
 in 2000                                               20,894          21,045
-----------------------------------------------------------------------------
                                                      102,181         102,181
Additional paid-in capital                            127,846         137,481
Retained earnings                                     614,863         602,432
Accumulated other comprehensive income:
  Unrealized gain (loss) on investments                 1,128          (4,960)
  Unrealized gain on hedging                                            2,360
  Foreign currency translation adjustment              (2,427)         (1,955)
-----------------------------------------------------------------------------
                                                      843,591         837,539
Less, treasury stock, at cost; 17,549,237 shares
 in 2001 and 15,351,872 shares in 2000                801,814         678,771
-----------------------------------------------------------------------------
    Total stockholders' equity                         41,777         158,768
-----------------------------------------------------------------------------
    Total liabilities and stockholders' equity     $1,298,340      $1,362,056
=============================================================================

The accompanying notes are an integral part of the financial statements.

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      Dow Jones & Company
                                     For the years ended December 31, 2001, 2000 and 1999
==========================================================================================================================
                                                                           Accumulated
                                          Class B  Additional               Other Com-         Treasury Stock
(in thousands, except              Common   Common     Paid-in   Retained    prehensive      -----------------
 per share amounts)                Stock    Stock     Capital   Earnings  Income (loss)      Shares     Amount       Total
==========================================================================================================================
Balance, December 31, 1998       $80,899  $21,282    $137,479   $624,239       $35,813  (10,211,733)  $(390,372)  $509,340

Net income - 1999                                                272,429                                           272,429
Unrealized gain on investments                                                   2,124                               2,124
Translation adjustment                                                          (1,295)                             (1,295)
Adjustment for realized
 gain included in net income                                                   (38,840)                            (38,840)
                                                                                                                   -------
  Comprehensive income                                                                                             234,418

Dividends, $.96 per share                                        (87,151)                                          (87,151)
Conversion of class B common
 stock into common stock             105     (105)
Capital changes of investee                              (322)                                                        (322)
Premiums on puts                                        4,869                                                        4,869
Sales under stock
 compensation plans                                    (4,539)                              895,989     43,604      39,065
Purchase of treasury stock                                                               (3,044,534)  (146,729)   (146,729)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999        81,004   21,177     137,487    809,517        (2,198) (12,360,278)  (493,497)    553,490

Net loss - 2000                                                 (118,962)                                         (118,962)
Unrealized loss on investments                                                  (4,019)                             (4,019)
Unrealized gain on hedging                                                       2,360                               2,360
Translation adjustment                                                            (698)                               (698)
                                                                                                                   -------
  Comprehensive loss                                                                                              (121,319)

Dividends, $1.00 per share                                       (88,123)                                          (88,123)
Conversion of class B common
 stock into common stock             132     (132)
Capital changes of investee                              (989)                                                        (989)
Premiums on puts                                        8,943                                                        8,943
Sales under stock
 compensation plans                                    (7,960)                              723,606     44,873      36,913
Purchase of treasury stock                                                               (3,715,200)  (230,147)   (230,147)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000       $81,136  $21,045    $137,481   $602,432       $(4,555) (15,351,872) $(678,771)   $158,768

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONT.)
                                                      Dow Jones & Company
                                     For the years ended December 31, 2001, 2000 and 1999
==========================================================================================================================
                                                                           Accumulated
                                          Class B  Additional               Other Com-          Treasury Stock
(in thousands, except              Common   Common     Paid-in   Retained    prehensive       -----------------
 per share amounts)                Stock    Stock     Capital   Earnings  Income (loss)      Shares     Amount       Total
==========================================================================================================================
Balance, December 31, 2000       $81,136  $21,045    $137,481   $602,432       $(4,555) (15,351,872) $(678,771)   $158,768

Net income - 2001                                                 98,220                                            98,220
Unrealized loss on investments                                                    (118)                               (118)
Translation adjustment                                                            (472)                               (472)
Adjustment for realized
 loss included in net income                                                     3,846                               3,846
                                                                                                                   -------
  Comprehensive income                                                                                             101,476

Dividends, $1.00 per share                                       (85,789)                                          (85,789)
Conversion of class B common
 stock into common stock             151     (151)
Sales under stock
 compensation plans                                    (3,624)                              451,640     25,218      21,594
Purchase of treasury stock                             (6,011)                           (2,649,005)  (148,261)   (154,272)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001       $81,287  $20,894    $127,846   $614,863       $(1,299) (17,549,237) $(801,814)   $ 41,777
==========================================================================================================================

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE CONSOLIDATED FINANCIAL STATEMENTS include the accounts of the company and its majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. The equity method of accounting is used for investments in other companies in which the company has significant influence; generally this represents common stock ownership or partnership equity of at least 20% and not more than 50% (see Note 7).

RECLASSIFICATIONS of certain amounts for prior years have been recorded to conform to the current year presentation.

CASH EQUIVALENTS are highly liquid investments with a maturity of three months or less when purchased.

NEWSPRINT INVENTORY is stated at the lower of cost or market. The cost of newsprint is computed by the last-in, first-out (LIFO) method. If newsprint inventory had been valued by the average cost method, it would have been approximately $7.5 million and $9.7 million higher in 2001 and 2000, respectively.

INVESTMENTS in marketable equity securities, all of which are classified as available for sale, are carried at their market value in the consolidated balance sheets. The unrealized gains or losses from these investments are recorded directly to Stockholders' Equity. Any decline in market value below the investment's original cost that is determined to be other than temporary as well as any realized gains or losses would be recognized in income (see Notes 3 and 17).

PLANT AND PROPERTY are recorded at cost and depreciation is computed using straight-line or declining-balance methods over the estimated useful lives:
10 to 40 years for building and improvements, 3 to 25 years for machinery and equipment and 3 to 5 years for software. The cost of leasehold improvements is amortized over the lesser of the useful lives or the terms of the respective leases. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are deducted from the respective accounts and the resulting gain or loss is included in income. The cost of construction of certain long-term assets includes capitalized interest, which is amortized over the life of the related assets. Interest capitalized in 2001, 2000 and 1999 totaled $8.9 million, $8.4 million and $4.5 million, respectively. Maintenance and repairs are charged to expense as incurred. Major renewals, betterments and additions are capitalized.

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

INTANGIBLE ASSETS consist principally of goodwill, which is the excess of purchase price over the net assets of businesses acquired. Prior to January 1, 2002, goodwill was amortized using the straight-line method over various periods, principally 40 years. At December 31, 2001, other intangible assets totaled $6 million, which include Newswire subscriber contracts, which are amortized over 5 years and other intangibles, principally acquired advertising accounts for community newspapers, which are amortized over 12 years. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." SFAS 142 requires that an intangible asset that is acquired either individually or with a group of other assets be initially recognized and measured based on fair value. An intangible with a finite life is amortized over its useful life, while an intangible with an indefinite life, including goodwill, is not amortized. All intangible assets, including goodwill, are tested at least annually for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The company will adopt the provisions of SFAS 142 as of January 1, 2002, and expects a reduction in expenses of approximately $4 million in 2002, with respect to businesses held at the end of 2001.

DEFERRED INCOME TAXES are provided for temporary differences in bases between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at tax rates then in effect. The company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Currently, the company maintains a valuation allowance on deferred tax assets related to capital loss carryforwards. While the company has considered ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the company were to determine that it would be able to realize all or a portion of its net deferred tax assets, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the company determine that it would not be able to realize all or a portion of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made (see Note 9).

FOREIGN CURRENCY TRANSLATION of assets and liabilities is determined at the appropriate year-end exchange rates, while results of operations are translated at the average rates of exchange in effect throughout the year. The resultant translation adjustments for subsidiaries whose functional currency is not the U.S. dollar are recorded directly to comprehensive income in Stockholders' Equity. Gains or losses arising from translation of financial statements for foreign subsidiaries where the U.S. dollar is the functional currency as well as from all foreign currency transactions are included in income. Foreign exchange included in Other, net in the income statement totaled a loss of $.9 million in 2001, a loss of $.8 million in 2000 and a gain of $.3 million in 1999.

FOREIGN-EXCHANGE CONTRACTS are designated as cash flow hedges of anticipated operating expenses that are denominated in foreign currencies. These contracts are entered into to protect against the risk that such expenses will be adversely affected by changes in exchange rates. Such losses could be significant if a major devaluation were to occur. By using these derivative instruments the company is exposed to the adverse effect that a change in currency has on the value of a financial instrument. The company manages this market risk by establishing and monitoring limits as to the degree of risk that may be undertaken. The company's derivative activities are monitored by its treasury and finance functions. Realized gains or losses on foreign currency forward contracts are recognized currently through income and generally offset the transaction losses or gains on the foreign currency cash flows which they are intended to hedge (see Note 17).

REVENUE from subscriptions to the company's print publications and information services is recognized in income as earned, pro rata on a per-issue basis, over the subscription period. Costs in connection with the procurement of subscriptions are charged to expense as incurred.
Advertising revenue, net of commissions, is recognized in the period in which the advertisement is displayed. Advertising revenue based on a minimum number of "impressions" is recognized as impressions occur. Revenue from licensing the Dow Jones Averages includes both upfront one-time fees and ongoing revenue. Both upfront fees and ongoing licensing revenue are recognized in income as earned over the license period.

RESEARCH AND DEVELOPMENT expenditures are charged to expense as incurred. Research and development (R&D) expenses were $27 million in 2001, $30.6 million in 2000 and $30.5 million in 1999.

USE OF ESTIMATES: The financial statements are prepared in accordance with generally accepted accounting principles which require certain reported amounts to be based on estimates. Actual results could differ from these estimates.


NOTE 2. CONTRACT GUARANTEE

In 1998, the company completed the sale of Telerate to Bridge. The purchase price consisted of $150 million aggregate par value of 5 year, redeemable, convertible, 4% preferred stock of Bridge, which was included in other investments, and cash of $360 million. Under the terms of the sale, Dow Jones retained its guarantee of payments under certain circumstances of certain annual minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities and Market Data Corporation (MDC) under contracts entered into during the period when Telerate was a subsidiary of Dow Jones (contract guarantee). The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions. Bridge agreed to indemnify Dow Jones for any liability Dow Jones incurred under the contract guarantee with respect to periods subsequent to Bridge's purchase of Telerate. However, Bridge filed for bankruptcy protection on February 15, 2001 after unsuccessful attempts to reorganize its operations and arrange for additional financing.

Dow Jones believes that MDC and Cantor Fitzgerald have the obligation to cover, mitigate or otherwise reduce and/or avoid any losses or damages under these circumstances, including by securing the best possible commercial terms for the supply of the subject data to a third party or parties. MDC and Cantor deny that they have this obligation. Dow Jones believes that any and all amounts which are received by MDC and/or Cantor Fitzgerald in respect of such data would reduce any liability that Dow Jones might have under the contract guarantee. As of December 31, 2000, there was a high degree of uncertainty, however, as to what value the data might have in the marketplace; whether an agreement will be reached by MDC and/or Cantor Fitzgerald to supply the data to a third party or parties; the financial position of such party or parties; the timing of any such agreement, and various related factors. Therefore, it was not possible for Dow Jones to determine with any certainty that any such offsets would in fact be realized, or at what time or in what amounts. Consequently, in December 2000, the company established a reserve in the amount of $255 million representing the present value of the total estimated annual minimum payments over the remainder of the contract (through October 2006) using a discount rate of approximately 6%.

At December 31, 2001, the company's reserve for the contract guarantee was $232.4 million. Earnings in 2001 included income of $31.1 million resulting from Bridge fulfilling its payment obligation to Cantor during its post-petition bankruptcy phase, which was partially offset by the amortization of discount on the reserve balance of $14 million. Dow Jones made one payment under its guarantee of $5.8 million for amounts not paid by Bridge prior to its bankruptcy.

In October 2001, the bankruptcy court granted Bridge's motion to reject Telerate's contracts with Cantor and MDC. Telerate has indicated that it has ceased operations and is no longer receiving the government securities data from Cantor and MDC and will not be making payments to Cantor and MDC. Cantor and MDC advised the company that they would be seeking payment from Dow Jones of an amount they allege was due on November 15 under the contract guarantee and future payments due through 2006. The company has various substantial defenses to these claims.

On November 13, 2001, the company instituted a lawsuit in the Supreme Court of the State of New York seeking a declaratory judgment with respect to the contract guarantee and the claims of Cantor and MDC. In this lawsuit the company has asked the court to find that the company does not and will not owe any payment under the contract guarantee through October 2006. In the alternative, the company has asked the court to find that if any amount is owed, it must be reduced by amounts that Cantor and MDC receive or should have received from other distribution of the data. MDC and Cantor Fitzgerald have filed motions to dismiss, counterclaims, and an additional lawsuit against the company disagreeing with the company's position and asserting damages of approximately $250 million.

Due to the stage of the lawsuit at December 31, 2001, it is not possible to determine whether the court will find that any obligation the company had under the guarantee may be dismissed or reduced. Accordingly, the company believes the balance of the reserve continues to be appropriate.


NOTE 3.  WRITE-DOWNS OF INVESTMENTS

Write-downs in 2001

In the third quarter of 2001, the company realized a loss of $8.8 million, or $.11 per diluted share, from the impairment in the value of the company's investments in Nation Multimedia Group Public Co.($4.8 million, or $.06 per share), and iBEAM Broadcasting Corp.($4 million, or $.05 per share). These investments are marketable equity securities, which are carried at their market price. Prior to the realization of losses for these investments in the third quarter of 2001, the company recorded the unrealized losses associated with these investments directly to other comprehensive income in Stockholders' Equity.

Nation Multimedia Group Public Company

The company holds a less than 10% interest in Nation Multimedia Group Public Company, a diversified media company based in Thailand, which is publicly traded on the Bangkok Exchange. Prior to and during 2000 there had been volatility in the market price of Nation Multimedia. At December 2000 the company's investment in Nation Multimedia was valued at $3.9 million and the company had recorded $3.4 million of unrealized losses through other comprehensive income. The company's investment continued to decline in 2001, and in the third quarter the company determined the impairment of the investment was other than temporary. This determination was based on the investment's declining market price in 2001, approximately a 37% decline through September 30, 2001, combined with increased economic uncertainty in Southeast Asia, which was significantly heightened after the September 11 terrorist attacks.

iBEAM Broadcasting Corporation

In October 2000, the company received shares of iBEAM Broadcasting Corporation (iBEAM) in exchange for the company's shares of NextVenue Inc. The company valued the consideration based on the market value of the shares it received on the date the purchase of NextVenue was consummated in October 2000. The market value of iBEAM began to deteriorate in the fourth quarter 2000 and continued to deteriorate throughout 2001. As of December 31, 2000, the company had recorded $3.3 million of unrealized losses in other comprehensive income. In March 2001, iBEAM's 10-K public filing included a going concern opinion. In April 2001, iBEAM announced it would restructure its operations and was considering selling the company. In May 2001, Nasdaq notified iBEAM that it may be delisted because its stock was trading below the $1.00 minimum. iBEAM received an extension and in September, its shareholders approved a one-for-ten reverse stock split, which was expected to raise the market value. The reverse stock split failed to increase the market value and the stock continued to trade below the minimum trading level, and a delisting was likely. Considering the impact of the September 11 terrorist attacks on the economy, a near term rebound was not likely. Therefore, the company realized a loss of its full $4 million investment in September 2001. Subsequent to the company's write-down, iBEAM announced it was filing for bankruptcy and selling its assets.

Write-downs in 2000

The company wrote off the carrying value of its investments in Bridge Information Systems, Inc. and SAVVIS Communications Corp. (in aggregate, $166.4 million, or $1.90 per share) and OptiMark Technologies, Inc. ($12.1 million, or $.14 per share). The write-down of Bridge was recorded over the third and fourth quarters of 2000 with $82.3 million, or $.94 per share, recorded in the third quarter and the remainder in the fourth.

Dow Jones accounted for these investments under the cost method; therefore, changes in the value of the investment are not recognized unless there is impairment in value of the investment that is deemed to be "other than temporary."

Bridge Information Systems, Inc. and SAVVIS Communications Corporation

As previously mentioned, the purchase price for the sale of Telerate in 1998 to Bridge consisted of $150 million aggregate par value of 5 year, redeemable, convertible, 4% preferred stock of Bridge, which was included in other investments, and cash of $360 million. In 1999, Dow Jones acquired approximately 1.78 million shares of SAVVIS Communications Corp. at 50 cents per share for an aggregate cost of $.9 million and issued subordinated debt to Bridge which had a carrying value (including interest) of $2.9 million. Bridge was SAVVIS' largest customer and shareholder and a significant vendor for technical support services.

Throughout 2000, Bridge experienced continued operating shortfalls from plan and experienced a need for substantial relief from its bank lenders and additional financing. In the judgment of Dow Jones management, these developments, when combined with the pricing of its third quarter issuance of convertible notes, clearly demonstrated that there was a decline in value of the company's preferred stock holdings. In addition, Bridge notified its lenders that as of September 30, 2000, it was not in compliance with certain financial covenants under its outstanding credit agreement. Bridge's principal shareholder had taken over management of the company and launched several initiatives focused on improving operations, increasing revenues and raising additional capital. However, there was no assurance that these efforts would be successful. These factors, combined with the lack of updated long-term forward projections, left Dow Jones management with insufficient objective evidence to determine that the decline in value of the company's preferred stock holdings was temporary. Using the third quarter convertible notes financing transaction as a benchmark, Dow Jones recorded a charge to earnings in the third quarter of 2000 of $82.3 million on this investment (there was no tax benefit as this was a capital loss). Also, the company discontinued accruing dividends on its preferred stock holdings effective with the third quarter of 2000. The revised carrying value for this investment at September 30, 2000, was $80.3 million.

Bridge's financial position continued to deteriorate during the fourth quarter of 2000, and it continued to experience severe operational difficulties. In December 2000, Bridge informed Dow Jones that Telerate might be late in paying the February 15, 2001 quarterly installment under the data supply contracts described above. Subsequently MDC notified Dow Jones that if Telerate failed to pay the installment (amounting to approximately $12 million), MDC would seek to recover such amount from Dow Jones under the contract guarantee.

During the fourth quarter and continuing into January and early February 2001, Bridge's primary investor, Welsh Carson Anderson & Stowe, engaged in negotiations with Bridge and its lenders in an effort to reach an agreement to restructure Bridge's debt, arrange additional financing and significantly reorganize its operations. However, those negotiations did not reach a successful conclusion and on February 15, 2001, Bridge filed a petition under Chapter 11 of the Bankruptcy Code with a view to seeking a sale of its assets in order to repay its creditors in whole or in part. (Bridge's Chapter 11 filing had been preceded by an involuntary bankruptcy petition filed on February 1, 2001 by one of its creditors, but Bridge's Chapter 11 filing rendered the earlier filing moot.)

In light of the foregoing events, Dow Jones concluded that its Bridge-related investments had been further impaired, and were now worthless. As a result, in the fourth quarter of 2000, the company wrote off $84.1 million representing the entire remaining carrying value of the Bridge preferred stock, the Bridge subordinated debt and the SAVVIS stock.

OptiMark Technologies, Inc.

The company holds a minority interest in OptiMark Technologies, Inc. consisting of preferred and common shares with an aggregate cost of $12.1 million. The company's interest in OptiMark was accounted for as a cost investment. During the second quarter of 2000, OptiMark began experiencing operating difficulties which resulted in negative operating cashflows. The conditions continued to worsen during the third quarter 2000 which prompted OptiMark to institute a short-term restructuring plan and seek additional financing to sustain its operations. The company had confidence in the restructuring plan and believed that with additional financing that any impairment in this investment was only temporary. In the fourth quarter 2000, the company was advised that the additional financing had been delayed. In addition, OptiMark's short-term restructuring plan was not successful in generating sufficient cashflow indicating that their new business plan had not proved feasible in the short term. This, along with public filings indicating that there was question of OptiMark's ability to continue as a going concern, principally because of negative cash flow, caused management to believe that the carrying value of the company's investment in OptiMark was impaired and that the impairment was other than temporary. As a result, the company recorded a charge in the fourth quarter of 2000 to write off the full carrying value of its $12.1 million investment.


NOTE 4.  RESTRUCTURING AND OTHER SPECIAL CHARGES

In 2001, the company recorded restructuring and other special charges to operating income totaling $73.2 million ($43.8 million after taxes). These charges consist of employee severance related to workforce reductions of $33.5 million, loss on lease terminations of $28.5 million, asset write-downs of $8.1 million, expenses of $1.7 million in the third quarter related to September 11 terrorist attacks on the World Trade Center, and other exit costs of $1.4 million. In addition to these charges, equity in losses of associated companies included special net charges of $4.8 million (see Note
7).

Restructuring charges

In 2001, the company initiated three separate restructurings resulting in total severance charges in operating expenses of $33.5 million related to a general workforce reduction in all segments. With these restructurings, the company reduced its workforce by about 550 employees, or 6%. As of December 31, 2001, 91% of the employees that were part of the workforce reduction were terminated and the remaining separations will be completed in the first half of 2002. In addition to the workforce reductions in 2001, restructuring charges included a $4.4 million write-down of assets associated with the company's online and international businesses which were made obsolete or were redundant and abandoned as a result of the restructuring plan.

The following table displays the activity and balances of the restructuring reserve account for the year ended December 31, 2001:

==========================================================================
                                                              December 31,
(in thousands)        Total        Net Cash     Non Cash          2001
                      Charge       Payments     Adjustments     Reserve
--------------------------------------------------------------------------
Employee severance   $33,453        $20,912                        $12,541
Asset write-downs      4,399                         $4,399
Other exit costs       1,377          1,041                            336
==========================================================================

In 1999's second quarter, the company recorded severance associated with the conversion to electronic pagination of The Wall Street Journal of $2.8 million, or $1.6 million after taxes, which applied to approximately 70 employees. The layoffs and related payments were substantially completed by the second quarter of 2000.

World Financial Center

The company's corporate headquarters is located at the World Financial Center, which was adjacent to the World Trade Center. While the building was determined to be structurally sound, our office space sustained damage from debris and dust. Approximately 60% of the floor space, including furniture and related equipment, has been determined a total loss. The company has insurance policies that cover property damage, extra expenses and business interruption related to the September 11 disaster. The company is currently in discussions with its insurance providers in assessing the amount of the claim. Based on these discussions the company believes it will recover the book value of $15 million in assets that were destroyed in addition to costs incurred of $2 million related to the clean-up and waste removal from this office space. The company has written off the book value of these assets and has recorded a receivable from insurance, which is included in other non-current assets on the balance sheet.

The third quarter of 2001 included charges to operating income of $1.7 million ($1 million after taxes, or $.01 per diluted share) related to the September 11 World Trade Center disaster. The charge included temporary relocation related costs and a charitable donation of $1 million to the September 11 Fund, which were partly offset by savings from World Financial Center rent abatement. In the fourth quarter of 2001, additional costs related to the temporary relocation were offset by savings related to the abatement of rent at WFC.

The company announced in October 2001 that it intended to permanently relocate various personnel housed at the World Financial Center to other available office space in the surrounding area, including company-owned facilities in South Brunswick, New Jersey. Dow Jones will permanently vacate four of its existing seven floors (165,000 sq ft of its over 300,000 sq ft) of leased office space at World Financial Center. The lease is due to expire in 2005. The staff that will remain at World Financial Center will return once it is determined the space is suitable for occupancy.

As a result of its decision to permanently re-deploy its personnel at this location, Dow Jones has recorded a charge of $32.2 million in the fourth quarter of 2001, primarily reflecting its obligation to the landlord on the vacated space. This amount is undiscounted and includes a $3.7 million write-down of undamaged leasehold improvements on the floors the company is vacating.


NOTE 5. BUSINESSES ACQUIRED

In the second quarter of 2001, the company acquired the assets of the York County Coast Star and the York Weekly for $6.7 million and combined these operations with Seacoast Newspapers, Inc. in Portsmouth, New Hampshire. This acquisition was accounted for by the purchase method and resulted in other intangibles of $1.8 million, tangible net assets of $.4 million and the balance as goodwill.

In September 2001, the company purchased newswire subscriber contracts from Bridge Information Systems for $4.5 million.


NOTE 6. SALE OF BUSINESSES AND INVESTMENTS

The first quarter of 2000 included a gain of $13.8 million ($9.5 million after taxes) from the sale of the company's subsidiary, Dow Jones Financial Publishing Corp., which published Investment Advisor, Asset Management, Property and Realty Stock Review. In the second quarter of 2000, the company sold its minority interest in SportsTicker Enterprises L.P., a leading supplier of real-time sports news and information, for a gain of $6.4 million ($4.8 million after taxes). The fourth quarter of 2000 included a net gain of $3.8 million resulting from the exchange of the company's holdings in NextVenue Inc. for shares issued through a merger of iBEAM Broadcasting Corp., an Internet broadcast network that delivers streaming media.

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

No federal tax was provided on the 2000 NextVenue Inc. exchange and the 1999 gains as the company utilized a portion of its capital loss carryforward (see Note 9).


NOTE 7.  INVESTMENTS IN ASSOCIATED COMPANIES, AT EQUITY

At December 31, 2001, the principal components of Investments in Associated Companies, at Equity were the following:

============================================================================
Investment                    Ownership      Description of business
----------------------------------------------------------------------------
Business News (Asia) Private       50%  Business and financial news
                                        television company broadcasting as
                                        CNBC Asia Pacific, in partnership
                                        with NBC

Business News (Europe) L.P.        50   Business and financial news
                                        television company broadcasting as
                                        CNBC Europe, in partnership with NBC

Dow Jones Reuters Business         50   Provides electronic-delivery of
 Interactive LLC (Factiva)              business news and online research,
                                        in partnership with Reuters Group
                                        Plc.

F.F. Soucy, Inc. & Partners, L.P.  40   Newsprint mill in Quebec, Canada

Handelsblattgruppe-Zeitung GmbH    22   Publisher of Handelsblatt, Germany's
                                        leading business newspaper

HB-Dow Jones S.A.                  42   A part-owner of a publishing company
                                        in the Czech Republic

SmartMoney                         50   Publisher of SmartMoney magazine and
                                        SmartMoney.com, serving the private-
                                        investor market throughout the U.S.
                                        and Canada, in partnership with
                                        Hearst Corp.
============================================================================

The fourth quarter of 2001 included a charge of $3.6 million ($2.2 million after taxes) related to a loss on an office lease that was abandoned by SmartMoney. The third quarter of 2001 included a $1.2 million ($.7 million after taxes) gain relating to the early extinguishment of debt for CNBC Europe. In the first quarter 2001, the company recorded a charge of $2.4 million ($1.6 million after taxes) for costs related to the shut-down of Work.com, a joint venture with Excite@Home. These costs were included in equity in losses of associated companies.

The second quarter of 2000 included a reversal of a 1998 restructuring charge of $3.2 million ($2.1 million after taxes) relating to an equity investee, resulting from the favorable disposition of a satellite lease in Europe.

On January 1, 2000, Dow Jones exchanged 49% of its ownership in The Wall Street Journal Europe, which it wholly owned, and 49% of its interests in

HB-Dow Jones S.A. and VWD for a 22% interest in Handelsblatt, Germany's leading business newspaper and a subsidiary of von Holtzbrinck Group. After the exchange transaction, the company continues to record the equity results of VWD and HB-Dow Jones with an offsetting 49% minority interest reflected in net income. Minority interests largely represent von Holtzbrinck Group's 49% share of The Wall Street Journal Europe, HB-Dow Jones and VWD.

Dow Jones & Company has entered a long-term contract with F.F. Soucy, Inc. & Partners, L.P. covering a substantial portion of its annual newsprint requirements. Operating expenses of the company include the cost of newsprint supplied by F.F. Soucy of $21.5 million in 2001, $21.3 million in 2000 and $19 million in 1999.

Dow Jones performs several services on behalf of Factiva, including the billing and collections of receivables and payroll services, in addition to leasing Factiva office space. At December 31, Other Receivables included net amounts due from Factiva and Factiva customers of $11 million in 2001 and $23.1 million in 2000.

Summarized financial information for the company's equity-basis investments in associated companies, combined, was as follows (these amounts are in aggregate at 100% levels and are unaudited). The majority of these investments are partnerships, which require the associated tax benefit or expense to be recorded by the parent.

===========================================================================
(in thousands)                             2001          2000          1999
---------------------------------------------------------------------------
Income statement information:
   Revenues                            $637,809      $669,887      $339,799
   Operating loss                       (13,184)      (13,624)      (35,592)
   Net loss                             (22,464)      (15,487)      (39,537)

Financial position information:
   Current assets                      $212,631      $255,701      $149,107
   Noncurrent assets                    193,207       182,236       160,346
   Current liabilities                  169,348       200,211       120,920
   Noncurrent liabilities                72,840        62,481        80,247
   Net worth                            163,650       175,245       108,286
===========================================================================


NOTE 8.  LONG-TERM DEBT

Long-term debt at December 31 was as follows:

===========================================================================
(in thousands)                                           2001          2000
---------------------------------------------------------------------------
Commercial paper,
  2.03% to 3.38% at December 31, 2001                $173,958      $150,865
===========================================================================

The company can borrow up to $430 million, $290 million through June 24, 2002 and $140 million through June 24, 2006, under a revolving credit agreement with a consortium of banks. Borrowings may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, its certificate of deposit rate or the federal funds rate. An annual fee is payable on the commitment which the company may terminate or reduce at any time. The annual fee, which is dependant on the current rating of the company's debt rating issued by S&P and Moody's, ranges from .06% to .08%.

Prepayment of borrowings may be made without penalty. The company intends to extend the revolving credit agreement prior to its expiration.

The revolving credit agreement contains certain restrictive covenants, including restrictions on consolidated indebtedness and a minimum cash flow requirement. At December 31, 2001, with respect to restrictive covenants then in effect, consolidated indebtedness was within the required ratio and approximately $186 million less than the maximum borrowing allowed and the company's cash flow, as defined in the agreement, exceeded that required.

In December 2000, the company repaid $150 million of 5.75% notes due December 1, 2000. The notes were refinanced through the issuance of commercial paper supported by the company's revolving credit agreement; as such, these notes have been classified as long-term (the company had the ability to draw down funds under the revolving credit agreement prior to June 25, 2001, which would not be payable until one year from the date drawn).

Interest payments were $9.5 million in 2001, $10.3 million in 2000 and $9.7 million in 1999.


NOTE 9.  INCOME TAXES

The components of consolidated income before income taxes and minority interests were as follows:

==========================================================================
(in thousands)                             2001          2000         1999
--------------------------------------------------------------------------
Domestic                               $168,475      $109,441     $469,085
Foreign                                 (68,787)      (33,063)     (51,039)
--------------------------------------------------------------------------
                                       $ 99,688      $ 76,378     $418,046
==========================================================================

The following is a reconciliation of income tax expense to the amount derived by multiplying income before income taxes and minority interests by the statutory federal income tax rate of 35%.

==============================================================================
                                        % of             % of             % of
                                      Income           Income           Income
                                      Before           Before           Before
(in thousands)                   2001  Taxes      2000  Taxes      1999  Taxes
------------------------------------------------------------------------------
Income before income
 taxes and minority
 interests multiplied
 by statutory federal
 income tax rate              $34,891   35.0  $ 26,732   35.0  $146,316   35.0
State and foreign taxes,
 net of federal income
 tax effect                     8,036    8.1    24,788   32.5    20,074    4.8
Nondeductible capital loss      3,089    3.1   151,833  198.8
Utilization of capital
 loss carryforward             (5,997)  (6.0)   (3,592)  (4.7)  (18,181)  (4.4)
Research and development
 credits                       (2,630)  (2.6)   (1,491)  (2.0)   (1,824)  (0.4)
Tax valuation allowance       (30,000) (30.1)
Other, net                      3,405    3.3    (1,313)  (1.7)     (884)  (0.2)
-------------------------------------------------------------------------------
                              $10,794   10.8  $196,957  257.9  $145,501   34.8
===============================================================================

Excluding the effects of special items, which are identified in the table on page 20, the effective tax rate, net of minority interests, was 40% in 2001, 39.2% in 2000 and 39.7% in 1999.

Consolidated income tax expense was as follows:

============================================================================
(in thousands)                  Federal       State     Foreign       Total
---------------------------------------------------------------------------
2001
Currently payable              $ 29,079     $ 4,953     $ 8,264    $ 42,296
Deferred                            287        (924)       (865)     (1,502)
Change in tax valuation
 allowance                      (30,000)                            (30,000)
---------------------------------------------------------------------------
  Total                        $   (634)    $ 4,029     $ 7,399    $ 10,794
===========================================================================
2000
Currently payable              $156,915     $24,927     $10,742    $192,584
Deferred                          1,975       2,727        (329)      4,373
---------------------------------------------------------------------------
  Total                        $158,890     $27,654     $10,413    $196,957
===========================================================================
1999
Currently payable              $113,147     $26,393     $ 8,235    $147,775
Deferred                            809         572      (3,655)     (2,274)
---------------------------------------------------------------------------
  Total                        $113,956     $26,965     $ 4,580    $145,501
===========================================================================

The company's combined current and non-current deferred taxes at December 31, 2001 and 2000 consisted of the following deferred tax assets and liabilities:

===========================================================================
                                            Deferred Tax       Deferred Tax
                                                  Assets        Liabilities
(in thousands)                            2001      2000      2001     2000
---------------------------------------------------------------------------
Depreciation                                               $62,329  $48,840
Employee benefit plans, including
 deferred compensation                $106,405  $ 98,963
Foreign tax credits                      5,787     7,375
Investments                             14,302    15,369
Leases                                  16,942     6,283
Capital loss carryforward              183,167   182,045
Unrecognized capital loss carryforward 152,730   158,662
Valuation allowance                   (305,897) (340,707)
All other                                6,428     5,539     6,968    5,624
---------------------------------------------------------------------------
  Total deferred taxes                $179,864  $133,529   $69,297  $54,464
===========================================================================

The company may utilize the capital loss carryforward for up to two more years. The company will be able to utilize the unrecognized capital loss carryforward for a period of five years from the year it is recognized for tax purposes.

In 2001, based on a plan to utilize existing capital loss carryforwards prior to their expiration, the company has reduced its tax valuation allowance by $30 million ($.35 per share). These capital loss carryforwards, which largely related to the sale of Telerate, had been previously fully reserved. Sales of certain Ottaway newspapers, which will generate capital gains, are pending and the company believes that it is more likely than not that it will be able to realize net tax savings of $30 million on future sales of these properties. As of the end of 2001, the company could not conclude it was more likely than not it would realize any additional net tax savings from capital loss carryforwards prior to their expiration and believes the valuation allowance is appropriate at December 31, 2001.

Income tax refunds were $.1 million in 2001. In 2000 and 1999, income tax payments were $200 million and $141.9 million, respectively. The company's federal income taxes that were normally due on September 15, and December 15, 2001 were deferred to January 15, 2002 as the Internal Revenue Service offered relief of these payments for taxpayers that were affected by the September 11 terrorist attacks on the World Trade Center.


NOTE 10.  CAPITAL STOCK

Common stock and class B common stock have the same dividend and liquidation rights. Class B common stock has ten votes per share, free convertibility into common stock on a one-for-one basis and can be transferred in class B form only to members of the stockholder's family and certain others affiliated with the stockholder.

In September 2000, the company's Board of Directors authorized the repurchase of up to an additional $500 million of the company's common stock over the balance remaining from prior authorizations. Since initial approval in 1998, the company has repurchased 15.6 million shares at an aggregate cost of $821.1 million. Additionally, as part of the company's stock repurchase program, the company has sold put options. As of December 31, 2001, 667,000 shares under puts were outstanding, with exercise dates through April 2002. The strike prices of the puts outstanding range from $55.01 to $60.26 per share. The company has the option of net share settlement on these contracts. As of December 31, 2001, approximately $452.8 million remained under board authorization for share repurchases, after reserving for the possible exercise of outstanding puts.


NOTE 11.  EMPLOYEE STOCK COMPENSATION PLANS

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

The activity in the plan was as follows:

===========================================================================
                                                    Shares Subscribed
                      Stock Purchase       --------------------------------
                          Prices             2001         2000         1999
---------------------------------------------------------------------------
Balance, January 1                         69,237       86,773       98,778
  Shares subscribed                       113,829      127,071      149,681
  Purchases          $48.08 to $50.99    (103,256)    (133,998)    (149,202)
  Terminated/canceled                      (9,099)     (10,609)     (12,484)
---------------------------------------------------------------------------
Balance, December 31                       70,711       69,237       86,773
===========================================================================

At December 31, 2001, there were 1,459,171 shares available for future offerings.

STOCK INCENTIVE PLANS:

In 2001 stockholders approved the Dow Jones 2001 Long-Term Incentive Plan ("the 2001 plan") as the successor to the Dow Jones 1997 Long-Term Incentive Plan, which provided benefits to key senior executives, and the Dow Jones 1998 Stock Option Plan, which primarily provided benefits for middle management. Both the 1997 and 1998 plans will remain in effect until the shares available under those plans have been exhausted or upon the expiration of the plan. The 2001 plan provides for the grant of contingent stock rights, stock options, restricted stock, restricted stock units and other stock-based awards (collectively, "plan awards"). The company anticipates that awards under the 2001 plan may be made to approximately 1,500 employees (including employee directors) of the company and to all non-employee directors of the company. The Compensation Committee of the Board of Directors administers the plan. Under the 2001 incentive plan, up to seven million shares of common stock may be granted for plan awards through March 31, 2011.

Options for shares of common stock may be granted under existing plans at not less than the fair market value of the common stock on the date of grant. The majority of options granted since 1998 become exercisable in equal annual installments over three years from the date of grant. All other options outstanding at December 31, 2001 were exercisable. Options expire 10 years from the date of grant.

The activity with respect to options under existing stock option plans was as follows:

===========================================================================
(shares in thousands)      2001               2000               1999
                      ---------------   ----------------   ----------------
                            Weighted-          Weighted-          Weighted-
                              Average            Average            Average
                             Exercise           Exercise           Exercise
                     Shares     Price   Shares     Price   Shares     Price
---------------------------------------------------------------------------
Balance, January 1    4,587    $48.62    3,966    $42.33    4,677    $40.97
  Granted *           2,225     59.45    1,317     64.27       94     52.07
  Exercised            (338)    35.01     (553)    38.65     (735)    34.18
  Terminated/canceled  (298)    60.30     (143)    56.85      (70)    49.71
---------------------------------------------------------------------------
Balance, December 31  6,176    $52.70    4,587    $48.62    3,966    $42.33
===========================================================================
Options exercisable
 at December 31       3,337    $45.97    2,927    $41.95    2,792    $39.20
===========================================================================

                                      -50-

* The company has granted the vast majority of stock options and contingent stock rights in the fourth quarter of each year. In 1999 no such grants were awarded. Commencing in 2000 these grants were awarded in the first quarter of the year.

Options outstanding at the end of 2001 are summarized as follows:

===========================================================================
(shares in thousands)      Options Outstanding          Options Exercisable
                      --------------------------------  -------------------
                                             Weighted-
                              Weighted-        Average            Weighted-
                                Average      Remaining              Average
Range of                       Exercise    Contractual             Exercise
Exercise Prices       Shares      Price           Life     Shares     Price
---------------------------------------------------------------------------
$28.38 to $34.38         725     $32.63      3.5 years        725    $32.63
$35.13 to $44.00         488      37.50      2.5              488     37.50
$45.31 to $54.88       1,770      49.75      6.5            1,710     49.64
$55.50 to $62.75       2,079      59.55      9.1               14     60.70
$64.00 to $72.19       1,114      64.36      8.1              400     64.34
---------------------------------------------------------------------------
Balance,
 December 31, 2001     6,176     $52.70      7.0 years      3,337    $45.97
===========================================================================

Contingent stock rights, granted under the Long-Term Incentive Plan, entitle the participant to receive future payments in the form of common stock, cash or a combination of both. The compensation ultimately received will depend on the extent to which specific performance criteria are achieved during the four-year performance period, the participant's individual performance and other factors, as determined by the compensation committee. Compensation received could be less than or equal to that specified in the right, but cannot exceed the right.

===========================================================================
                                             2001         2000         1999
---------------------------------------------------------------------------
Balance, January 1                        465,356      476,612      581,587
  Granted*                                239,900      159,700        9,250
  Awarded                                 (97,457)     (67,432)     (41,900)
  Terminated/canceled                     (23,497)    (103,524)     (72,325)
---------------------------------------------------------------------------
Balance, December 31                      584,302      465,356      476,612
===========================================================================
                                      Year of Grant
                       -----------------------------------------
                        1997     1998     1999     2000     2001    Balance
---------------------------------------------------------------------------
Rights outstanding    75,160  116,542    9,250  143,450  239,900    584,302
===========================================================================

* The company has granted the vast majority of stock options and contingent stock rights in the fourth quarter of each year. In 1999 no such grants were awarded. Commencing in 2000 these grants were awarded in the first quarter of the year.

At December 31, 2001, there were 6,975,150 shares available for future grants under the 2001 plan and 300,794 shares available under the 1998 stock option plan. Remaining shares under the 1997 plan expired at December 31, 2001.

In 2001, 8,600 shares of the restricted stock were granted. The vesting of restricted stock may be conditioned upon the completion of a specified period of employment, upon attainment of specified performance goals, and /or any other such criteria as the Compensation Committee may determine.

The company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25) and its related interpretations. Under APB 25, stock-based compensation charged to income was $5.6 million in 2001, $3.4 million in 2000 and $6.9 million in 1999.

Had the company's stock-based compensation been determined by the fair-value based method of SFAS 123, "Accounting for Stock-Based Compensation," the company's net income (loss) and earnings (loss) per share would have been the following adjusted amounts:

===========================================================================
(in thousands, except per share amounts)     2001          2000        1999
---------------------------------------------------------------------------
Net income (loss):
 Consolidated as reported                $ 98,220     $(118,962)   $272,429
 Consolidated adjusted for SFAS 123        84,496      (128,394)    266,896

Per share - diluted:
 Consolidated as reported                $   1.14     $   (1.35)   $   2.99
 Consolidated adjusted for SFAS 123           .98         (1.46)       2.93
===========================================================================

The following table provides the estimated fair value under the Black-Scholes option-pricing model of each option and stock-purchase right granted in years 1999 through 2001, and the significant weighted-average assumptions used in their determination.

===========================================================================
                                 Risk-Free
                                 Interest  Dividend   Expected
                   Fair Value       Rate     Yield       Life    Volatility
---------------------------------------------------------------------------
Stock Purchase
 Plan Right
   2001               $13.17         3.6%       1.9%    0.6 years      26.3%
   2000                15.79         5.7        2.1     0.6            26.8
   1999                11.09         5.1        2.3     0.6            22.7

Options under Stock
 Option Plans
   2001               $15.66         5.0%       1.9%    5.0 years      25.7%
   2000                18.37         6.7        2.1     5.0            25.5
   1999                12.63         5.6        2.3     5.0            23.0
===========================================================================


NOTE 12.    RETIREMENT AND PENSION PLANS

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

Total retirement and pension plan expenses amounted to $43 million, $38.9 million and $47.5 million in 2001, 2000 and 1999, respectively.


NOTE 13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

For a majority of its full-time employees, the company sponsors a defined benefit postretirement medical plan which provides lifetime health care benefits to retirees who meet specified length of service and age requirements, and their eligible dependents. The plan is unfunded. The company sponsors no additional postretirement benefit plans other than its retirement plans (see Note 12).

The following sets forth the plan's status reconciled with amounts reported in the company's consolidated balance sheets at December 31.

===========================================================================
(in thousands)                                           2001          2000
---------------------------------------------------------------------------
Benefit obligation at January 1                      $163,203      $148,479
  Service cost                                          6,451         6,618
  Interest cost                                        10,776        11,073
  Plan participant contributions                          665           603
  Plan amendments                                                    (2,900)
  Actuarial (gain) loss                               (11,105)        5,637
  Benefits paid                                        (6,413)       (6,307)
---------------------------------------------------------------------------
Benefit obligation at December 31                     163,577       163,203
  Unrecognized prior service cost                      (2,000)       (2,228)
  Unrecognized net actuarial gain                      16,101         5,454
---------------------------------------------------------------------------
Accrued postretirement benefit
 liability at December 31                            $177,678      $166,429
===========================================================================

Pretax postretirement benefit expense included the following components:

===========================================================================
(in thousands)                                   2001       2000       1999
---------------------------------------------------------------------------
Service cost                                  $ 6,451    $ 6,618    $ 6,452
Interest cost                                  10,776     11,073      9,631
Amortization of prior service cost                361        366        603
Recognized actuarial gain                        (600)
---------------------------------------------------------------------------
  Net periodic postretirement benefit cost    $16,988    $18,057    $16,686
===========================================================================

An 8.25% annual rate of increase in the per capita costs of covered health care benefits was assumed for 2002, gradually decreasing to 5% by the year 2009 and remaining at that rate thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2001 by $27.2 million and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 2001 by $3.6 million. Conversely, a one percentage point decline in the assumed health care cost trend rates would lower the benefit obligation at the end of 2001 by $22.6 million and reduce the aggregate of the service and interest cost by $2.9 million. A discount rate of 7.25% was used to determine the accumulated postretirement benefit obligation as of December 31, 2001.

At December 31, 2000, the company's accumulated postretirement benefit obligation was calculated using a discount rate of 7.5% and a health care cost trend rate of 7.75% for 2000 decreasing to 5.25% by the year 2006.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

Commitments for capital expenditures amounted to $23 million at December 31, 2001.

Noncancelable leases require minimum rental payments through 2014 totaling $197.8 million. Payments required for the years 2002 through 2006 are as follows:

===========================================================================
(in thousands)             2002       2003       2004       2005       2006
---------------------------------------------------------------------------
                        $43,953    $38,415    $33,337    $19,769    $13,042
===========================================================================

These leases are principally for office space and equipment and contain renewal and escalation clauses. Total rental expense amounted to $67.5 million in 2001, $70.2 million in 2000 and $70.1 million in 1999.

The company has guaranteed payment for office space occupied by certain of its joint ventures. The company's partners in these joint ventures have either directly guaranteed their share of any payments required under these guarantees or agreed to indemnify the company for 50% of any payments the company may be required to make under these guarantees. Dow Jones' share of this obligation totals $24 million through 2011.

Various libel actions, environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate outcome to the company and its subsidiaries as a result of legal proceedings will not have a material effect on the company's financial statements. In addition the company has insurance coverage for many of these matters.


NOTE 15.  PER SHARE AMOUNTS

Basic earnings (loss) per share were $1.15 in 2001, $(1.35) in 2000 and $3.01 in 1999. The per share amounts have been computed on the basis of the weighted-average number of shares outstanding (85,691,000 shares in 2001, 87,854,000 shares in 2000 and 90,450,000 shares in 1999).

Diluted earnings (loss) per share have been computed as follows:

=========================================================================
(in thousands, except
 per share amounts)                       2001 (2)   2000 (3)        1999
-------------------------------------------------------------------------
Net income (loss)                      $98,220     $(118,962)    $272,429

Weighted-average shares
 outstanding - basic                    85,691        87,854       90,450
Stock options                              371                        559
Other, principally contingent
 stock rights                              196                        142
                                       -------     ---------     --------
Weighted-average shares
 outstanding - diluted (1)              86,258        87,854       91,151

Diluted earnings (loss) per share       $ 1.14        $(1.35)       $2.99
=========================================================================

(1) The diluted average shares outstanding have been determined by assuming the proceeds from the exercise of outstanding options were used to acquire treasury stock at the average market value of the stock during the year.

(2) Options to purchase 3,193,000 shares in 2001 at an average price of $61.26 were excluded from the diluted earnings per share calculation because the options' exercise prices were greater than the average market price for 2001 and to include such securities would be antidilutive.

(3) Options and contingent stock rights outstanding at December 31, 2000 as shown in Note 11 to the financial statements, have been excluded from the diluted loss per share in 2000 because to include such securities would be antidilutive. Including the dilution from outstanding options and contingent stock rights would have resulted in weighted-average diluted shares outstanding of 88,755,000 for the year 2000.


NOTE 16.  BUSINESS SEGMENTS

Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations. Electronic publishing includes the operations of Dow Jones Newswires, Dow Jones Indexes, the Online Journal, dowjones.com (up to April 1, 2000 when it was contributed to Work.com) and other. Results in 1999 included Dow Jones Interactive, a significant portion of which was contributed to Factiva on July 1, 1999. Ottaway Newspapers, the community newspapers segment, publishes 19 daily papers, 14 Sunday papers and more than 30 weeklies and shoppers in communities throughout the U.S.

The company's operations by business segment and geographic area were as follows:

Financial Data by Business Segment

===========================================================================
(in thousands)                               2001         2000         1999
---------------------------------------------------------------------------
REVENUES (1)
Print publishing                       $1,106,934   $1,518,946   $1,320,797
Electronic publishing (2)                 317,986      327,569      349,998
Community newspapers                      348,163      356,103      331,040
                                       ----------   ----------   ----------
  Consolidated revenues                $1,773,083   $2,202,618   $2,001,835
---------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES
 AND MINORITY INTERESTS (3)
Print publishing                       $   42,021   $  400,157   $  307,037
Electronic publishing (2)                  26,921       40,297       35,110
Community newspapers                       84,826       94,482       84,959
Corporate                                 (43,569)     (36,710)     (37,565)
                                       ----------   ----------   ----------
  Consolidated operating income           110,199      498,226      389,541
Equity in losses
of associated companies                   (17,181)     (17,182)     (27,907)
Gain on sale of
businesses and investments                              24,053       51,945
Contract guarantee, net                    17,136     (255,308)
Write-down of investments                  (8,827)    (178,499)
Other income, net                          (1,639)       5,088        4,467
                                       ----------   ----------   ----------
  Income before income taxes and
   minority interests                  $   99,688   $   76,378   $  418,046
---------------------------------------------------------------------------

                                      -55-


===========================================================================
(in thousands)                               2001         2000         1999
---------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION EXPENSE
Print publishing                       $   65,668   $   64,965   $   62,562
Electronic publishing                      22,421       25,261       23,262
Community newspapers                       16,450       17,234       17,845
Corporate                                   1,174          425
                                       ----------   ----------   ----------
  Consolidated depreciation and
   amortization expense                $  105,713   $  107,885   $  103,669
---------------------------------------------------------------------------

ASSETS AT DECEMBER 31
Print publishing                       $  823,861   $  869,618   $  813,623
Electronic publishing                     148,963      171,224      183,379
Community newspapers                      218,805      194,777      203,637
                                       ----------   ----------   ----------
  Segment assets                        1,191,629    1,235,619    1,200,639
Cash and investments                      106,711      126,437      312,074
                                       ----------   ----------   ----------
  Consolidated assets                  $1,298,340   $1,362,056   $1,512,713
---------------------------------------------------------------------------
CAPITAL EXPENDITURES
Print publishing                       $   91,628   $  157,553   $  161,414
Electronic publishing                      29,139       22,068       21,243
Community newspapers                        7,992        7,414        8,082
                                       ----------   ----------   ----------
  Consolidated capital expenditures    $  128,759   $  187,035   $  190,739
===========================================================================


Financial Data by Geographic Area

===========================================================================
(in thousands)                               2001         2000         1999
---------------------------------------------------------------------------
REVENUES
United States                          $1,604,455   $2,008,987   $1,840,716
International                             168,628      193,631      161,119
                                       ----------   ----------   ----------
  Consolidated revenues                $1,773,083   $2,202,618   $2,001,835
---------------------------------------------------------------------------
PLANT AND PROPERTY, NET OF
 ACCUMULATED DEPRECIATION
United States                          $  744,943   $  743,660   $  661,113
International                              16,406       17,203       15,299
                                       ----------   ----------   ----------
  Consolidated plant and property, net $  761,349   $  760,863   $  676,412
===========================================================================

Notes:
(1) Revenues shown represent revenues from external customers. Transactions between segments are not significant.

(2) The company's share of Factiva's results is included in equity in losses of associated companies in the consolidated financial statements. Prior to July 1, 1999, results of the interactive business were included in the company's electronic publishing revenue, expenses and operating income.

(3) Excluding restructuring and other special charges, segment operating income was as follows:

   (in thousands)                              2001        2000        1999
                                               ----        ----        ----
   Print publishing                        $ 91,468    $400,157    $309,792
   Electronic publishing                     45,717      40,297      35,110
   Community newspapers                      85,147      94,482      84,959
   Corporate                                (38,914)    (36,710)    (37,565)
                                           --------    --------    --------
                                           $183,418    $498,226    $392,296

Included within segment operating income in 2001 and 1999 were restructuring and other special charges as follows:

   (in thousands)                              2001                    1999
                                               ----                    ----
   Print publishing                         $49,447                  $2,755
   Electronic publishing                     18,796
   Community newspapers                         321
   Corporate                                  4,655
                                             ------                  ------
     Total restructuring and
      other special charges                 $73,219                  $2,755


NOTE 17.  FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The carrying values of the company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The fair value of the following financial instruments, as of December 31, 2001 and 2000, was determined primarily by reference to dealer markets and market prices.

===========================================================================
(in thousands)                              Fair Value       Carrying Value
---------------------------------------------------------------------------
2001
Other investments                             $  6,700             $  6,700
Long-term debt                                 173,958              173,958
---------------------------------------------------------------------------
2000
Other investments                             $ 11,219             $ 11,219
Long-term debt                                 150,865              150,865
===========================================================================

Other investments includes marketable equity securities which are carried at their market value. As of December 31, 2001, the market value of these shares was $3.6 million reflecting a gross unrealized gain of $1.1 million. See Note 3 regarding the realization of losses related to these investments in 2001. As of December 31, 2000, the market value of shares outstanding was $6.7 million reflecting a gross unrealized gain of $1.7 million and a gross unrealized loss of $6.7 million. The balance of the other investments is carried at original cost.

Foreign Currency Forward Exchange Contracts

The forward contracts establish the exchange rates at which the company will purchase the contracted amount of local currencies for specified foreign currencies at a future date. Forward exchange contracts mature at the anticipated cash requirement date of the hedged transaction, within one year. At December 31, 2001, there were no foreign currency forward contracts outstanding. At December 31, 2000, the company had foreign currency forward contracts outstanding to exchange $29.5 million for 20.2 million British pounds and $29 million for 32.5 million euro. As of December 31, 2000, the unrealized gain on these contracts was $2.4 million.

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


NOTE 18.  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The summary of unaudited 2001 and 2000 quarterly financial data was as follows:

===========================================================================
(in thousands, except                      Quarters
 per share amounts)      --------------------------------------
                         First     Second      Third     Fourth        Year
---------------------------------------------------------------------------
2001
  Revenues            $459,868   $484,126   $397,560   $431,529  $1,773,083
  Operating income      15,656     55,759     28,667     10,117     110,199
  Net income (1)         6,179     43,244     16,668     32,129      98,220
  Per share:
    Basic                  .07        .50        .20        .38        1.15
    Diluted                .07        .50        .19        .38        1.14
---------------------------------------------------------------------------
2000
  Revenues            $550,752   $593,157   $500,290   $558,419  $2,202,618
  Operating income     135,509    157,905     83,267    121,545     498,226
  Net income (2)        88,670    100,563    (33,896)  (274,299)   (118,962)
  Per share*:
    Basic                  .99       1.15       (.39)     (3.15)      (1.35)
    Diluted                .98       1.13       (.39)     (3.15)      (1.35)
===========================================================================

(1) In 2001, the company recorded the following after-tax items: a $23.5 million charge as a result of workforce reductions and related asset writedowns ($9.1 million in the first quarter, $10.4 million in the second quarter and $4 million in the fourth quarter); $19.3 million to record losses related to the permanent relocation of certain personnel from the company's World Financial Center headquarters (fourth quarter); $1 million of expenses related to the September 11 terrorist attacks on The World Trade Center (third quarter); and net special charges included in equity in losses of $3.1 million ($1.6 million charge related to the shut-down of Work.com (first quarter), a $.7 million gain due to the early extinguishment of debt for CNBC Europe (third quarter) and a charge of $2.2 million on a lease abandoned by SmartMoney (fourth quarter)). The company realized a loss of $8.8 million in the third quarter related to the impairment in the value of certain investments. In addition, the company recorded a net reversal of losses from a contract guarantee of $17.1 million (income of $2.2 million in the first quarter, $8.1 million in the second quarter and $8.4 million in the third quarter offset by a $1.6 million charge in the fourth quarter).

The fourth quarter included a net tax savings of $30 million from the adjustment of an income tax valuation allowance as a result of the expected utilization of capital loss carryforwards.

(2) In 2000, the company recorded a net gain of $18.1 million on the sales of businesses and investments: $9.5 million on the sale of its subsidiary, Dow Jones Financial Publishing Corp. (first quarter); $4.8 million on the sale of its minority interest in SportsTicker Enterprises L.P. (second quarter); and $3.8 million on the exchange of the company's holdings in NextVenue Inc. for shares issued through a merger of iBEAM Broadcasting Corp. (fourth quarter). The company recorded write-downs totaling $178.5 million on its investments in 2000: $82.3 million on its Bridge Information Systems, Inc. preferred stock in the third quarter; and $84.1 million on the remaining value of its Bridge-related investments and $12.1 million on its OptiMark Technologies, Inc. investment in the fourth quarter. In addition, the company recorded a fourth quarter reserve of $255 million for a contract guarantee related to the Telerate sale. Also, the company recorded a reversal of a 1998 restructuring charge of $3.2 million ($2.1 million after taxes) relating to an equity investee, in the second quarter.

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


NOTE 19.  SUBSEQUENT EVENT (PENDING SALES)

On February 21, 2002, the company announced that it had reached an agreement to sell four of its Ottaway Newspapers, Inc. properties to Community Newspaper Holdings, Inc. for approximately $182 million, in cash. The transaction is subject to regulatory approval and customary closing conditions and is expected to be finalized by the end of the first quarter of 2002. The properties to be sold are The Joplin Globe, Joplin, MO; The Daily Independent, Ashland, KY; The Free Press, Mankato, MN; and The Herald, Sharon, PA. The combined revenue for the four newspapers was $47 million and operating income was $12 million in 2001.

While the tax implications of the sale have not yet been finalized, the company expects a gain on the sale of these properties of about $156 million ($118 million after taxes, or $1.39 per diluted share), upon consummation of the sale.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of Dow Jones & Company, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.








PRICEWATERHOUSECOOPERS LLP

New York, New York
January 24, 2002, except as to Note 19, which is dated February 21, 2002

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.



PART III.
ITEM 10.  Directors and Executive Officers of the Registrant.

The information required by this item with respect to directors of the company is incorporated by reference to the tables, including the footnotes thereto, titled "Nominees for Election at the Annual Meeting," "Incumbent Directors (Class of 2003)" and "Incumbent Directors (Class of 2004)" in the 2002 Proxy Statement and to the material in footnote 4 to the table under the caption "Security Ownership of Directors and Management" in the 2002 Proxy Statement. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement. For the information required by this item relating to executive officers, see
Part I, page 11 of this 2001 Form 10-K.



ITEM 11.  Executive Compensation.

The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the captions "Executive Compensation," "Separation Plan for Senior Management" and "Jerome H. Bailey Retirement Agreement" in the 2002 Proxy Statement, and to the material in the fifth through eighth paragraphs preceding the "Executive Compensation" section in the 2002 Proxy Statement.



ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Management" in the 2002 Proxy Statement.



ITEM 13.  Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to footnotes 1, 4 and 7 to the tables titled "Nominees for Election at the Annual meeting," "Incumbent Directors (Class of 2003)" and "Incumbent Directors (Class of 2004)" in the 2002 Proxy Statement.

PART IV.
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

14(a)(1)Financial Statements:                                 Page Reference
                                                              --------------

Included in Part II, Item 8 of this report:

   Consolidated statements of income (loss) for the
   years ended December 31, 2001, 2000 and 1999                       31

   Consolidated statements of cash flows for the
   years ended December 31, 2001, 2000 and 1999                       32

   Consolidated balance sheets, December 31, 2001
   and 2000                                                        33 - 34

   Consolidated statements of stockholders' equity
   for the years ended December 31, 2001, 2000 and 1999            35 - 36

   Notes to financial statements                                   37 - 59

   Statement of management's responsibility for
   financial statements                                               60

   Report of independent accountants                                  61

 (a)(2) Financial Statement Schedule:

Included in Part IV of this report:

   Report and consent of independent accountants                      68

   Schedule II - Valuation and qualifying accounts and reserve        69


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

  4.2 Dow Jones 2001 Long-term incentive plan is hereby incorporated by reference to Exhibit 4 to its form S-8 on May 17, 2001.

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

  10.7 Dow Jones 1992 Long term Incentive Plan is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended March 31, 1992.

  10.8 Dow Jones 1997 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended March 31, 1997.




                                      -64

  Exhibit
  Number                          Document
  -------                         --------

  10.9 Dow Jones 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.12 to its Form 10-Q for the quarter ended March 31, 1998.

  10.10 Separation Plan for Senior Management is hereby incorporated by reference to Exhibit 10.13 to its Form 10-K for the year ended December 31, 1998.

  10.11 Retirement Agreement dated October 30, 2000 between the company and Mr. Bailey is hereby incorporated by reference to
          Exhibit 10.14 to its Form 10-K for the year ended
          December 31, 2000.

  10.12 364-Day Credit Agreement dated June 25, 2001 is hereby incorporated by reference to Exhibit 10.1 to its Form 10-Q for the quarter ended June 30, 2001.

10.13 5-Year Credit Agreement dated June 25, 2001 is hereby incorporated by reference to Exhibit 10.2 to its Form 10-Q for the quarter ended June 30, 2001.

  21      List of Subsidiaries

  23 Consent of PricewaterhouseCoopers LLP, independent accountants, is contained on page 68 of this report.


 (b) Reports on Form 8-K

        Form 8-K, dated October 11, 2001
        Form 8-K, dated December 6, 2001

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            DOW JONES & COMPANY, INC.






Dated: March 4, 2002                        By: /s/ Christopher W. Vieth
                                               -------------------------
                                                  Christopher W. Vieth
                                                 Vice President, Finance
                                                and Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Signature                       Title                      Date
 ---------                       -----                      ----


 Peter R. Kann
--------------------------       Chairman of the Board      March 4, 2002
                                 Chief Executive Officer


 Richard F. Zaninno
--------------------------       Executive Vice President   March 4, 2002
                                 Chief Financial Officer


 Harvey Golub
--------------------------       Director                   March 4, 2002



 Roy Hammer
--------------------------       Director                   March 4, 2002


 Irvine O. Hockaday, Jr.
--------------------------       Director                   March 4, 2002


 Frank N. Newman
--------------------------       Director                   March 4, 2002

 Signature                       Title                      Date
 ---------                       -----                      ----


 Christopher Bancroft
--------------------------       Director                   March 4, 2002


 James H. Ottaway, Jr.
--------------------------       Director                   March 4, 2002


 M. Peter McPherson
--------------------------       Director                   March 4, 2002


 Elizabeth Steele
--------------------------       Director                   March 4, 2002


 David K. P. Li
--------------------------       Director                   March 4, 2002


 Rand V. Araskog
--------------------------       Director                   March 4, 2002


 Leslie Hill
--------------------------       Director                   March 4, 2002


 Vernon E. Jordan, Jr.
--------------------------       Director                   March 4, 2002


 Dieter von Holtzbrinck
--------------------------       Director                   March 4, 2002

        INDEPENDENT ACCOUNTANTS' REPORT ON FINANCIAL STATEMENT SCHEDULE
        ---------------------------------------------------------------

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 24, 2002, except as to Note 19, which is dated February 21, 2002, appearing in the 2001 Annual Report to Stockholders of Dow Jones & Company, Inc. (which report and consolidated financial statements are incorporated in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICEWATERHOUSECOOPERS LLP

New York, New York
January 24, 2002




                    CONSENT OF INDEPENDENT ACCOUNTANTS
                    ----------------------------------

We consent to the incorporation in the Registration Statements on Form S-3 (File No. 333-02071) and Form S-8 (File Nos. 2-72684, 33-45962, 33-45963,
33-49311, 33-55079, 333-57175, 333-70921, 333-67523 and 333-61138) of Dow
Jones & Company, Inc. of our report dated January 24, 2002, except as to
Note 19, which is dated February 21, 2002, which appears in the Annual Report to Stockholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation of our report dated January 24, 2002 relating to the financial statement schedule, which appears above.





PRICEWATERHOUSECOOPERS LLP

New York, New York
March 4, 2002


Schedule II
                                           DOW JONES & COMPANY, INC.
                                             and its Subsidiaries

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            for the years ended December 31, 2001, 2000 and 1999
                                                (in thousands)

                                                           Additions
                                                   -------------------------
                                      Balance at   Charged to       Charged                        Balance
                                       Beginning     Cost and      to Other                         at End
Description                            of Period     Expenses     Accounts(A)    Deductions      of Period
-----------                           ----------   ----------     ----------     ----------      ---------

Year ended December 31, 2001:
  Reserves deducted from assets -
    Allowance for doubtful accounts     $  6,377     $  6,395         $1,055        $ 8,217 (B)   $  5,610
                                        ========     ========         ======        =======       ========

  Tax valuation allowance               $340,707     $  3,614            -           38,424       $305,897
                                        ========     ========         ======        =======       ========

Year ended December 31, 2000:
  Reserves deducted from assets -
    Allowance for doubtful accounts     $  5,919     $  6,917         $1,213        $ 7,672 (B)   $  6,377
                                        ========     ========         ======        =======       ========

  Tax valuation allowance               $185,824     $158,662            -            3,779       $340,707
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