Form 10-Q
period 2002-03-31
DOW JONES & CO INC
filed 2002-04-29
CIK 29924

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002


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

   The number of shares outstanding of each of the issuer's classes of common stock on March 31, 2002: 63,338,243 shares of Common Stock and 20,887,516 shares of Class B Common Stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                         Dow Jones & Company, Inc.

=========================================================================
(in thousands, except                             Quarters Ended March 31
 per share amounts)                                  2002            2001
-------------------------------------------------------------------------
Revenues:
Advertising                                      $219,868        $276,189
Information services                               71,631          73,177
Circulation and other                             101,392         110,502
-------------------------------------------------------------------------
  Total revenues                                  392,891         459,868
-------------------------------------------------------------------------
Expenses:
News, operations and development                  127,032         138,136
Selling, administrative and general               152,126         170,145
Newsprint                                          26,778          43,114
Print delivery costs                               47,252          49,319
Depreciation and amortization                      27,397          28,613
Restructuring                                                      14,885
-------------------------------------------------------------------------
  Operating expenses                              380,585         444,212
-------------------------------------------------------------------------
  Operating income                                 12,306          15,656

Other income (deductions):
Investment income                                      90             554
Interest expense                                   (1,589)            (69)
Equity in losses of associated companies           (2,450)        (10,777)
Gain on sale of businesses                        153,407
Contract guarantee, net                            (3,178)          2,156
Other, net                                            755             295
-------------------------------------------------------------------------
Income before income taxes and
 minority interests                               159,341           7,815
Income taxes                                       31,878           3,171
-------------------------------------------------------------------------
Income before minority interests                  127,463           4,644
Minority interests                                  2,362           1,535
-------------------------------------------------------------------------
NET INCOME                                       $129,825        $  6,179
=========================================================================
Per share:
Net income per share:
  - Basic                                           $1.54            $.07
  - Diluted                                          1.53             .07
Weighted-average shares outstanding:
  - Basic                                          84,319          86,762
  - Diluted                                        84,849          87,408

Cash dividends declared                              $.25            $.25
-------------------------------------------------------------------------
Comprehensive income                             $131,463        $    838
=========================================================================

See notes to condensed consolidated financial statements.

                                     -2-

                         CONDENSED CONSOLIDATED
                  STATEMENTS OF CASH FLOWS (Unaudited)
                        Dow Jones & Company, Inc.

=========================================================================
                                              Three Months Ended March 31
(in thousands)                                         2002          2001
-------------------------------------------------------------------------
Operating Activities:
Consolidated net income                            $129,825       $ 6,179
Adjustments to reconcile net income to
 net cash (used in) provided
 by operating activities:
Depreciation and amortization                        27,397        28,613
Gain on sale of businesses                         (153,407)
Changes in assets and liabilities                   (27,816)       11,555
Other, net                                            2,988         8,560
-------------------------------------------------------------------------
    Net cash (used in) provided
      by operating activities                       (21,013)       54,907
-------------------------------------------------------------------------
Investing Activities:
Additions to plant and property                     (18,855)      (42,079)
Funding of equity investees                          (5,751)      (13,356)
Disposition of businesses and investments           177,913           335
Other, net                                           (1,515)        1,034
-------------------------------------------------------------------------
    Net cash provided by (used in)
      investing activities                          151,792       (54,066)
-------------------------------------------------------------------------
Financing Activities:
Cash dividends                                      (21,088)      (21,719)
Increase in long-term debt                                         37,444
Reduction of long-term debt                         (81,059)
Purchase of treasury stock, net of
 put premiums                                       (33,340)      (41,839)
Proceeds from sales under stock
 compensation plans                                   7,199         6,101
Contribution from minority partner                    5,737
-------------------------------------------------------------------------
    Net cash used in financing activities          (122,551)      (20,013)
-------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents      8,228       (19,172)
Cash and cash equivalents at beginning of year       21,026        49,347
-------------------------------------------------------------------------
Cash and cash equivalents at March 31              $ 29,254       $30,175
=========================================================================

See notes to condensed consolidated financial statements.

                          CONDENSED CONSOLIDATED
                        BALANCE SHEETS (Unaudited)
                        Dow Jones & Company, Inc.

=========================================================================
                                                 March 31     December 31
(in thousands)                                       2002            2001
-------------------------------------------------------------------------
Assets:
Cash and cash equivalents                      $   29,254      $   21,026
Accounts receivable-trade, net                    153,818         162,559
Newsprint inventory                                11,454          10,810
Deferred income taxes                              10,529          10,648
Other current assets                               37,800          40,916
-------------------------------------------------------------------------
  Total current assets                            242,855         245,959
-------------------------------------------------------------------------
Investments in associated companies,
 at equity                                         81,107          78,985
Other investments                                   8,622           6,700

Plant and property, at cost                     1,654,812       1,673,193
Less, accumulated depreciation                    911,072         911,844
-------------------------------------------------------------------------
                                                  743,740         761,349
Intangible assets, principally goodwill            73,267          81,583
Deferred income taxes                              79,146          99,919
Other assets                                       23,404          23,845
-------------------------------------------------------------------------
  Total assets                                 $1,252,141      $1,298,340
=========================================================================
Liabilities:
Accounts payable and accrued liabilities       $  295,178      $  330,645
Income taxes                                       37,754          66,260
Unearned revenue                                  206,448         204,988
-------------------------------------------------------------------------
  Total current liabilities                       539,380         601,893
Long-term debt                                     92,899         173,958
Other noncurrent liabilities                      485,948         476,843
-------------------------------------------------------------------------
  Total liabilities                             1,118,227       1,252,694
-------------------------------------------------------------------------

Minority Interests in Subsidiaries                  7,244           3,869

Stockholders' Equity:
Common stock                                      102,181         102,181
Additional paid-in capital                        124,261         127,846
Retained earnings                                 723,600         614,863
Accumulated other comprehensive income (loss)         339          (1,299)
-------------------------------------------------------------------------
                                                  950,381         843,591
Less, treasury stock, at cost                     823,711         801,814
-------------------------------------------------------------------------
  Total stockholders' equity                      126,670          41,777
-------------------------------------------------------------------------
  Total liabilities and stockholders' equity   $1,252,141      $1,298,340
=========================================================================

See notes to condensed consolidated financial statements.

                                     -4-

                       NOTES TO FINANCIAL STATEMENTS
                         Dow Jones & Company, Inc.

1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of March 31, 2002, and December 31, 2001, and the consolidated results of operations and consolidated cash flows for the three-month periods ended March 31, 2002 and 2001. In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim periods presented. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

2. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". SFAS 142 requires that an intangible asset acquired either individually or with a group of other assets be initially recognized and measured based on fair value. An intangible with a finite life is amortized over its useful life, while an intangible asset with an infinite life, including goodwill, is not amortized. During the first quarter of 2001, the company recorded $1 million of goodwill amortization expense, net of taxes.

3. The first quarter of 2002 included a gain of $153.4 million ($126.1 million after taxes, or $1.49 per diluted share) resulting from the sale of four of the company's Ottaway newspapers to Community Newspapers Holdings, Inc.

4. On April 11, 2002, the company announced that it had entered into an agreement to sell Ottaway Newspaper's Essex County Newspapers to Eagle-Tribune Publishing Company for approximately $70 million, in cash. The transaction is subject to regulatory approval and customary closing conditions and is expected to be finalized by the end of the second quarter of 2002. While tax implications of the sale have not yet been finalized, the company expects a gain on the sale of the Essex County Newspapers of about $44 million ($34 million after taxes, or $.40 per share).

5. The first quarter of 2002 included a charge of $3.2 million, or $.04 per diluted share, relating to the amortization of the discount on a contract guarantee. In 2000, the company established a reserve for the present value of the total estimated payments through October 2006 in connection with Dow Jones' guarantee of certain minimum payments for data acquired by Dow Jones' former Telerate subsidiary from Cantor Fitzgerald Securities and Market Data Corporation (MDC). Bridge Information Systems, Inc., which purchased Telerate in 1998, is currently in bankruptcy but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC. The company is now in litigation with Cantor and MDC with respect to their claims for amounts due under the contract guarantee. The company has various substantial defenses to these claims and the litigation is proceeding.

6. As of March 31, 2002, 96% of the roughly 550 employees that were part of the 2001 workforce reduction were terminated. The remaining separations are expected to be completed by the end of the second quarter of 2002.

The following table displays the activity and balances of the restructuring reserve account for the quarter ended March 31, 2002:

==========================================================================
                     December 31,                                 March 31,
                         2001        Net Cash      Non Cash          2002
(in thousands)         Reserve       Payments     Adjustments      Reserve
--------------------------------------------------------------------------
Employee severance     $12,541        $ 8,249                       $4,292
Other exit costs           336              9                          327
==========================================================================

7. Comprehensive income was computed as follows:

==========================================================================
                                                   Quarters Ended March 31
(in thousands)                                     2002               2001
--------------------------------------------------------------------------
Net income                                     $129,825             $6,179

Foreign currency translation
 adjustments                                     (1,085)            (2,778)

Unrealized gain (loss) on investments             2,723             (2,563)
--------------------------------------------------------------------------
Comprehensive income                           $131,463              $ 838
==========================================================================

8. Diluted earnings per share have been computed as follows:

==========================================================================
(in thousands, except                              Quarters Ended March 31
 per share amounts)                                2002               2001
--------------------------------------------------------------------------
Net income                                     $129,825             $6,179

Weighted-average shares
 outstanding - basic                             84,319             86,762
  Stock options                                     371                489
  Other, principally
   contingent stock rights                          159                157
--------------------------------------------------------------------------
Weighted-average shares
 outstanding - diluted                           84,849             87,408

Diluted earnings per share                        $1.53               $.07
==========================================================================


9. Various libel actions and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate outcome to the company and its subsidiaries as a result of legal proceedings will not have a material effect on the company's financial statements. In addition, the company has insurance coverage for many of these matters.

10. The company's operations by business segment were as follows:

                           SEGMENT INFORMATION
==========================================================================
                                                   Quarters Ended March 31
(in thousands)                                        2002            2001
--------------------------------------------------------------------------
Revenues:
Print publishing                                  $236,048        $298,573
Electronic publishing                               77,800          81,398
Community newspapers                                79,043          79,897
                                                  --------        --------
     Consolidated revenues                        $392,891        $459,868
--------------------------------------------------------------------------
Income (loss) before income taxes
 and minority interests:
Print publishing                                  $ (8,777)       $ 11,854
Electronic publishing                               15,227           2,884
Community newspapers                                16,063          14,198
Corporate                                          (10,207)        (13,280)
                                                  --------        --------
     Consolidated operating income                  12,306          15,656

Equity in losses of associated companies            (2,450)        (10,777)
Gain on sale of businesses                         153,407
Contract guarantee, net                             (3,178)          2,156
Other income, net                                     (744)            780
                                                  --------        --------
     Income before income taxes and
      minority interests                          $159,341        $  7,815
--------------------------------------------------------------------------
Depreciation and amortization (D&A):
Print publishing                                  $ 17,016        $ 17,560
Electronic publishing                                6,735           6,606
Community newspapers                                 3,406           4,163
Corporate                                              240             284
                                                  --------        --------
     Consolidated D&A                             $ 27,397        $ 28,613

Restructuring charges:
Print publishing                                                  $  8,567
Electronic publishing                                                4,949
Community newspapers                                                   321
Corporate                                                            1,048
                                                                  --------
     All segments                                                 $ 14,885
==========================================================================

Excluding restructuring charges, segment operating income (loss) was as follows:

==========================================================================
                                                   Quarters Ended March 31
(in thousands)                                        2002            2001
--------------------------------------------------------------------------
Print publishing                                   $(8,777)        $20,421
Electronic publishing                               15,227           7,833
Community newspapers                                16,063          14,519
Corporate                                          (10,207)        (12,232)
                                                  --------        --------
     Consolidated operating income                 $12,306         $30,541
==========================================================================

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results in the first quarter of 2002 reflected continued softness in global advertising spending. The effect of the adverse advertising environment has been somewhat mitigated by the company's continued expense control and relatively strong performances at the company's non-advertising dependent businesses. Advertising linage at The Wall Street Journal was down for the quarter; however, linage declines versus the prior year lessened during each successive month of the quarter.

So far this year, the company has made significant progress on a number of the ten strategic priorities outlined in its long-range plan. In April 2002, the company successfully completed the final phase of its $226 million four-year color print expansion project with the debut of Today's Journal, which is the cornerstone of the company's long-range plan. Its improved navigation and readability along with richer content will open its pages to new readers. Today's Journal provides advertisers access to more color advertising pages and increased flexibility to use the pages (for example, color partial pages, gutter bleeds, multi-page spreads and back-to-back color pages to name a few). In January, the company also successfully re-launched its Online Journal at WSJ.com, reinforcing WSJ.com's position as the largest paid site for online business news and information. Finally, the company completed the sale of four Ottaway newspaper properties in the first quarter and executed an agreement in April 2002 to sell one more. The company intends to enhance the long-term growth of the Ottaway portfolio of papers, by divesting properties in non-strategic areas and re-investing in more strategically-located areas.


RESULTS FOR THE QUARTERS ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001

Net income for the first quarter of 2002 was $129.8 million, or $1.53 per diluted share, compared with earnings of $6.2 million, or $.07 per diluted share, a year ago. Included in earnings per share were special items netting to a gain of $1.45 per share for the first quarter 2002 and a loss of $.10 per share for the comparable 2001 quarter. These special items are detailed on page 13.

Revenues for the first quarter of 2002 fell $67 million, or 15%, to $392.9 million. Company-wide advertising revenue declined $56.3 million, or 20%, primarily due to a continued depressed global advertising environment. Information services revenue decreased $1.5 million, or 2.1%, reflecting a modest decline in Newswires revenue in North America as a result of retrenchments in the securities industry. Circulation and other revenues declined $9.1 million, or 8.2%, in part due to a 6% decline in circulation revenue reflecting an increase in lower revenue producing copies.

First quarter 2002 operating expenses of $380.6 million were lower by $63.6 million, or 14%, from the first quarter of 2001. Excluding restructuring charges in 2001 of $14.9 million, operating expenses were down $48.7 million, or 11%, due to lower newsprint expense, employee-related costs and continued company-wide cost cutting efforts. Newsprint expense was down 38% as a result of a 24% drop in prices coupled with an 18% reduction in newsprint consumption. Employee compensation expense for the first quarter of 2002 was down approximately 5%. The number of full-time employees at March 31, 2002 was down 670, or 7.9%, from the comparable period last year, excluding the reduction in headcount of about 370 full-time employees from the sale of four Ottaway properties at the end of March.

First quarter operating income was $12.3 million (3.1% of revenues), down $3.4 million, or 21%, from $15.7 million (3.4% of revenues) last year. Excluding restructuring charges in 2001, operating income decreased $18.2 million, or 60%, from $30.5 million (6.6% of revenues) in the like quarter
of 2001.   On a segment basis, increased profitability and margins at electronic publishing and community newspapers tempered a sharp drop-off in print publishing results.


SEGMENT DATA

The company reports its operations in three segments: business and financial news operations are reported in the print publishing and electronic publishing segments and results of the company's Ottaway Newspapers subsidiary are reported in the community newspapers segment.

Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations (results of the company's international television ventures are included in equity in losses of associated companies). Print publishing accounted for approximately 60% of 2002's first quarter revenues, of which approximately 9% were earned by international publications.

Electronic publishing includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites as well as the company's licensing/business development businesses. Electronic publishing comprised 20% of 2002's first quarter revenues.

Community newspapers includes the operations of Ottaway Newspapers, which publishes 16 daily newspapers and 13 weekly newspapers in 9 states in the U.S. Community newspapers comprised 20% of 2002's first quarter revenues.


PRINT PUBLISHING

==========================================================================
                                                   Quarters Ended March 31
(in thousands)                                        2002            2001
--------------------------------------------------------------------------
U.S. Publications:
  Advertising                                     $148,166        $195,581
  Circulation and other                             67,092          72,871

International Publications:
  Advertising                                       11,711          19,633
  Circulation and other                              9,079          10,488
--------------------------------------------------------------------------
Total revenues                                     236,048         298,573
Operating expenses                                 244,825         286,719
--------------------------------------------------------------------------
Operating (loss) income                           $ (8,777)       $ 11,854
Operating margin                                      (3.7)%           4.0%
--------------------------------------------------------------------------
Included in operating expenses:
Special charges                                                   $  8,567
Depreciation and amortization                     $ 17,016          17,560
==========================================================================

Print Publishing's first quarter 2002 revenues fell $62.5 million, or 21%, from the like period a year ago. Advertising revenue for U.S. publications decreased $47.4 million, or 24%, reflecting a 26.2% (25% on a per-issue basis) decline in The Wall Street Journal advertising linage as well as a 23.8% (17.5% per-issue basis) drop in Barron's national ad pages. U.S. television advertising license revenue decreased 70%.

Advertising volume declines continued to be driven by depressed global advertising spending, particularly in technology and financial advertising, which comprised about 40% of total U.S. Journal advertising linage (linage) in the first quarter of 2002. By category, general linage, which comprised 58.5% of total linage fell 25.5% in the quarter, as technology linage decreased 41.9% and other general linage fell 16.5% due to lower professional service, communications and travel advertising, partially offset by increases in auto and healthcare linage. Financial linage, which comprised 23.3% of total linage, declined 33.3% in the quarter. Financial advertising remains cyclically depressed, as declines across most categories were slightly offset by an increase in tender/rebuttal advertising. Classified and other linage, which accounted for the remaining 18.2% of total linage, decreased 17.1% in the quarter due to declines in commercial real estate and recruitment advertising.

First quarter 2002 circulation and other revenues for U.S. print publications declined $5.8 million, or 7.9%, from the first quarter of 2001. Average circulation for The Wall Street Journal was 1,845,000 for the first three months of 2002, up from 1,831,000 in the like period last year. Barron's first quarter average circulation was 299,000 in 2002, down from 313,000 in the 2001 quarter. Although average circulation for The Wall Street Journal increased, circulation revenues were down 7.5%, primarily as a result of lower rate copies.

International print advertising revenues fell $7.9 million, or 40%, as advertising linage at The Wall Street Journal Europe and The Asian Wall Street Journal fell 39.3% and 39.9%, respectively. Advertising pages at The Far Eastern Economic Review declined 33.9%.

Circulation and other revenues for international print publications were down $1.4 million, or 13%, from 2001. Average combined circulation for the first quarter 2002 for the international editions of The Wall Street Journal was 174,000, down 7% from 187,000 for the same period a year ago, reflecting a reduction in low margin bulk copies and sponsored subscriptions.

Print publishing first quarter 2002 expenses were reduced $41.9 million, or 15%, below first quarter 2001 levels. Excluding 2001 restructuring charges, expenses were lower by $33.3 million, or 12%, largely as a result of lower newsprint expense, continued cost controls, decreased compensation and facilities expenses. Newsprint expense decreased 40% as a result of a 19% decrease in consumption coupled with a 24% decline in newsprint prices.

Print publishing operating loss for the first three months of 2002 was $8.8 million, down $20.6 million from last year's first quarter operating income of $11.9 million (4% of revenues). Profits at The Wall Street Journal and in U.S. television were more than offset by losses internationally. Excluding the restructuring charges in 2001, operating results for the first quarter of 2002 were down $29.2 million from 2001 operating income of $20.4 million (6.8% of revenues).

ELECTRONIC PUBLISHING
==========================================================================
                                                   Quarters Ended March 31
(in thousands)                                      2002              2001
--------------------------------------------------------------------------
Dow Jones Newswires:
  North America                                  $45,809           $49,112
  International                                   11,975            10,480
--------------------------------------------------------------------------
Total Newswires                                   57,784            59,592
Consumer Electronic Publishing                    11,468            12,684
Dow Jones Indexes/Ventures                         8,548             9,122
--------------------------------------------------------------------------
Total revenues                                    77,800            81,398
Operating expenses                                62,573            78,514
--------------------------------------------------------------------------
Operating income                                 $15,227           $ 2,884
Operating margin                                    19.6%              3.5%
--------------------------------------------------------------------------
Included in operating expenses:
Special charges                                                    $ 4,949
Depreciation and amortization                    $ 6,735             6,606
==========================================================================

Electronic publishing revenue in the first quarter of 2002 of $77.8 million fell $3.6 million, or 4.4%, from $81.4 million in the first quarter last year. This lower revenue was more than offset by cost containment efforts driving greater profitability and margins.

Dow Jones Newswires revenue decreased $1.8 million, or 3%, from the like quarter in 2001, reflecting a decline of 6.7% in North America somewhat offset by 14% growth overseas. Newswires revenue in North America was down due to a decline in retail revenue resulting from continued retrenchment in the U.S. securities industry, partially offset by revenue generated by a wholesale agreement to deliver a selection of Dow Jones news bundled into all Moneyline Telerate terminals worldwide. International newswires revenue increased as a result of the new Moneyline terminal bundling agreement. At the end of the first quarter 2002, there were 348,000 newswire terminals compared with 346,000 for the like period a year ago. North American terminals decreased 29,000, which was more than offset by an increase in international newswire terminals of 31,000.

Consumer electronic publishing revenues fell $1.2 million, or 10%, from last year's first quarter due to a decline in licensing revenue and a 16% decline in advertising revenue, partially offset by higher subscription revenue. The number of Online Journal users at the end of the first quarter 2002 increased to 640,000 compared with 574,000 at the end of the first quarter 2001. At the end of March 2002, the average number of unique individuals who accessed at least one page of The Online Journal subscriber-only content over the course of a 24-hour day was 112,000 compared with 108,000 at the end of March 2001.

First quarter 2002 Dow Jones Indexes/Ventures revenues, which includes Dow Jones Indexes, reprints/permissions and radio businesses, was down $0.6 million, or 6.3%.

Electronic publishing expenses were reduced $15.9 million, or 20%, from the first quarter of 2001. Excluding restructuring charges in 2001, operating expenses decreased $11 million, or 15%, primarily as a result of continued cost savings in consumer electronic publishing as well as across all other areas of electronic publishing.

Operating income of $15.2 million (19.6% of revenues) for the first quarter 2002 was $12.3 million higher than 2001 operating income of $2.9 million (3.5% of revenues). Excluding restructuring charges in 2001, electronic publishing operating income increased $7.4 million, or 94%, from profits of $7.8 million (9.6% of revenues) in the first quarter of 2001.


COMMUNITY NEWSPAPERS

==========================================================================
                                                   Quarters Ended March 31
(in thousands)                                      2002              2001
--------------------------------------------------------------------------
Advertising                                      $55,359           $55,684
Circulation and other                             23,684            24,213
--------------------------------------------------------------------------
Total revenues                                    79,043            79,897
Operating expenses                                62,980            65,699
--------------------------------------------------------------------------
Operating income                                 $16,063           $14,198
Operating margin                                    20.3%             17.8%
--------------------------------------------------------------------------
Included in operating expenses:
Special charges                                                    $   321
Depreciation and amortization                    $ 3,406             4,163
==========================================================================

Community newspapers first quarter 2002 revenues declined 1.1% from the first quarter 2001. Advertising revenue showed a slight decline of 0.6% when compared to the first quarter of 2001 on an overall advertising linage decline of 1.8%. Circulation and other revenue was 2.2% below the first quarter of 2001, with circulation revenue up 2.5%, primarily due to rate increases, more than offset by a decrease in commercial printing revenue. Average circulation for the dailies was 532,000 for the first quarter of 2002 versus 531,000 for the same period last year.

Operating expenses for the first quarter of 2002 improved $2.7 million, or 4.1%, over last year's level. Operating expenses excluding 2001's restructuring charges were lower by $2.4 million, or 3.7%, primarily due to a 29% decline in newsprint expense on a 23% drop in average newsprint prices coupled with a 7.6% reduction in consumption.

Operating income of $16.1 million (20.3% of revenues) improved $1.9 million, or 13.1%, from income of $14.2 million (17.8% of revenues) for the first quarter of 2001. Excluding 2001's restructuring charges, operating income was $1.5 million better than 2001's first quarter operating income of $14.5 million (18.2% of revenues).

The company completed the sale of four Ottaway properties at the end of March 2002, and another property, Essex County Newspapers, is expected to be sold in the second quarter of 2002, subject to regulatory approval. Excluding the gains from these sales, the divestiture of these businesses will dilute earnings per share by about $.08 in 2002. The 2001 combined full year revenues and operating income of these five properties were $75 million and $18.8 million, respectively.


SPECIAL ITEMS

The following table summarizes special items for the first quarter of 2002 and 2001. The term "special items," as used throughout management's discussion and analysis, refers to those items within the table.

Summary of Special Items

(in millions, except per share amounts)
                                                    Quarters Ended March 31
                                             2002                            2001
                                   ------------------------       --------------------------
                                   Pre-tax     Net      EPS       Pre-tax       Net      EPS
                                   -------     ---      ---       -------       ---      ---
Included in
 operating income:
  Restructuring charges                                            ($14.9)    ($9.1)   ($.10)
Included in other income:
  Reserve for contract
   guarantee                         ($3.2)  ($3.2)   ($.04)          2.2       2.2      .02
  Shut-down of Work.com                                              (2.4)     (1.6)    (.02)
  Gains on sale of businesses:
   Sale of ONI properties            153.4   126.1     1.49
                                    ------  ------    -----         -----      ----     ----
TOTAL                               $150.2  $122.9    $1.45        ($15.1)    ($8.5)   ($.10)



2002 SPECIAL ITEMS

First quarter 2002 pre-tax income included a net gain of $150.2 million. After taxes, special items netted to a gain of $122.9 million, or $1.45 per share, as follows:

Sale of Four Ottaway Newspapers
During the first quarter of 2002 the company sold four of its Ottaway newspapers to Community Newspaper Holdings, Inc., resulting in a gain of $153.4 million ($126.1 million after taxes, or $1.49 per diluted share).

Contract Guarantee
The first quarter of 2002 included a charge of $3.2 million, or $.04 per diluted share, relating to the amortization of the discount on a contract guarantee. In 2000, the company established a reserve for the present value of the total estimated payments through October 2006 in connection with Dow Jones' guarantee of certain minimum payments for data acquired by Dow Jones' former Telerate subsidiary from Cantor Fitzgerald Securities and Market Data Corporation (MDC). Bridge Information Systems, Inc., which purchased Telerate in 1998, is currently in bankruptcy but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC. The company is now in litigation with Cantor and MDC with respect to their claims for amounts due under the contract guarantee. The company has various substantial defenses to these claims and the litigation is proceeding.

2001 SPECIAL ITEMS

The first quarter of 2001 included special items totaling a loss of $15.1 million ($8.5 million after taxes and minority interest, or $.10 per share), as follows:

Restructuring charges
In the first quarter of 2001 the company initiated a workforce reduction. Severance and other exit costs related to these reductions, which occurred in every business segment, amounted to $12.7 million. Also included in the first quarter 2001 restructuring charges, were $2.2 million of asset write-downs associated with online businesses that were made obsolete or redundant. See Note 6 on page 6 of this Form 10-Q for additional information on 2001 restructuring charges.

Contract Guarantee
The first quarter of 2001, included a net gain of $2.2 million reflecting payments made by Bridge net of amortization of the discount on the contract guarantee (see further explanation above in 2002 special items).

Special Items in Equity Investments
The first quarter of 2001 included a $2.4 million charge in equity in losses of associated companies for costs related to the shut-down of Work.com, a joint venture with Excite@Home.


OTHER INCOME/DEDUCTIONS

Interest expense, net was $1.5 million compared with investment income of $.5 million a year prior. The negative swing largely reflected a reduction in capitalized interest as a result of the completion of the color expansion and WSJ.com redesign projects. Long-term debt outstanding at March 31, 2002 of $92.9 million decreased $95.4 million from the like period a year ago.

The company's share of equity in losses of associated companies was $2.5 million, an improvement of $8.3 million from the $10.8 million loss in the first three months of 2001. Excluding Work.com shut-down costs, equity losses declined $5.9 million, reflecting improved results from SmartMoney, CNBC International and Factiva, as well as a favorable comparison as the first quarter of 2001 included $2.7 million of losses from Work.com operations. These gains were partially offset by lower income at F.F. Soucy, the company's newsprint venture.


INCOME TAXES

The following table presents the effective income tax rates:

==========================================================================
                                                          Quarters Ended
                                                              March 31
                                                         2002         2001
--------------------------------------------------------------------------
Effective income tax rate
(net of minority interests)                              19.7%        33.9%
Effective income tax rate (net of minority
 interests), excluding special items                     40.0%        40.0%
==========================================================================

The effective income tax rate inclusive of special items was distorted in part by the utilization of capital loss carryforwards in the Ottaway paper sales. As of March 31, 2002, the company had available approximately $344 million of capital loss carryforward (a deferred tax asset of $130 million, of which $125 million was fully reserved through a valuation allowance). The company may utilize the carryforwards through 2003. In addition, the company has recorded an unrecognized capital loss carryforward of $406 million (a deferred tax asset of $154 million which is fully reserved) that will be available for use for five years from the year it is recognized for tax purposes.


FINANCIAL POSITION

During the first quarter of 2002, the company repurchased 615,000 shares of its common stock for $33.3 million. As of March 31, 2002, approximately $455 million remained under board authorization for share repurchases.

Cash used in operations in the first quarter of 2002 was $21 million compared to cash provided by operations of $54.9 million from 2001's first quarter. The company's federal income taxes that were normally due on September 15, and December 15, 2001 were deferred to January 15, 2002 as the Internal Revenue Service offered relief of these payments for taxpayers that were affected by the September 11 terrorist attacks on the World Trade Center. Excluding these payments from the first quarter of 2002, cash provided by operations was about $11 million.

The first quarter of 2002 included proceeds of about $178 million from the sale of the four Ottaway properties. In addition to the repurchase of the company's stock in the first quarter 2002, the company paid down debt by $81.1 million, paid dividends of $21.1 million and made capital expenditures of $18.9 million.

In 2000, the company established a reserve for the present value of the total estimated payments through October 2006 in connection with Dow Jones' guarantee of certain minimum payments for data acquired by Dow Jones' former Telerate subsidiary from Cantor Fitzgerald Securities and Market Data Corporation (MDC). Bridge Information Systems, Inc., which purchased Telerate in 1998, is currently in bankruptcy but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC. The company is now in litigation with Cantor and MDC with respect to their claims for amounts due under the contract guarantee. The company has various substantial defenses to these claims and the litigation is proceeding.

As of March 31, 2002, the balance of the reserve for the contract guarantee was $236 million. Due to the stage of the lawsuit at March 31, 2002, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced. Accordingly, the company believes the balance of the reserve continues to be appropriate. Also included in accounts payable and accrued liabilities are other reserves related to the sale of Telerate to Bridge in 1998. The company expects the latter to be resolved in bankruptcy court proceedings this year.

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

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to: the cyclical nature of the company's business and the strong negative impact of economic downturns on advertising revenues; the possibility that the current weak advertising market, particularly in the financial and technology segments, will not improve or will improve more slowly than anticipated, and if it does improve, the possibility that the company will be unable to capitalize on the improvement in the face of competition for the advertising revenues from other publications and services; the company's ability to limit and manage expense growth, especially in light of its new planned growth initiatives, without harming its growth prospects; the extent to which the company is required to perform under the guarantee to Cantor Fitzgerald Securities and Market Data Corporation, and other uncertainties relating to liability under this guarantee; the intense competition the company's existing products and services face in the markets for financial news and information and advertising revenues from newspapers, specialized magazines, free and paid Internet publications and services, financial television programming and other new media, and the impact this will have on the company's initiatives to expand its existing market presence as well as to extend its consumer reach; the company's ability to expand and diversify its market segment focus beyond financial and technology and the challenge it will face in attempting to become a leading presence in new market segments, such as health care, automotive, telecom, and high-end consumer goods, where competing publications and services, such as specialty and trade magazines, have already established themselves; the competition the company will face in introducing new products and services in the business-to-business market from already existing newsletters, trade publications, research reports and services; with respect to Newswires, the challenges the company will face in attempting to expand its coverage to the investment market, in the face of competing resources for in-depth news analysis; with respect to Newswires and other subscription-based products and services, the negative impact of economic downturns and consolidation on sales of the company's products and services; the company's ability to find strategic and financially attractive core-business acquisition opportunities; the company's ability to leverage its brands to develop new business opportunities and to generate advertising and other revenues from these products; the company's ability to achieve strategic alliances and to improve the growth and profitability of existing strategic alliances; with respect to the company's community newspapers business, its ability to maintain or grow margins and to strengthen its portfolio of newspaper properties, particularly given the difficulty of finding quality newspaper properties to acquire; the degree to which the company's new Personal Journal is able to generate new advertising revenues from diversified markets, such as health care and consumer goods; the extent to which the new enhancements to The Wall Street Journal will attract a broader base of readers, subscribers, and advertisers; in light of the weak advertising market and competition, the company's ability to attract advertisers to its new color printing capacity; the company's ability to increase its circulation and advertising revenues from its international print publications and to further penetrate overseas markets through print and television products, given the competition from local language publications and television networks and other international publications and television ventures; WSJ.com's ability to continue to increase revenues through building subscriber and advertiser numbers and to limit expenses; the amount of user traffic on the company's Internet sites and the pricing of advertising on Internet sites generally; potential increased regulation of on-line businesses; adverse developments relating to the company's commitments, contingencies and equity investments; cost of newsprint; and such other risk factors as may have been or may be included from time to time in the company's reports filed with the Securities and Exchange Commission.

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

On November 13, 2001, the company instituted a lawsuit in the Supreme Court of the State of New York seeking a declaratory judgment with respect to the contract guarantee and the claims of Cantor and MDC. In this lawsuit the company has asked the court to find that the company does not and will not owe any payment under the contract guarantee through October 2006. In the alternative, the company has asked the court to find that if any amount is owed, it must be reduced by amounts that Cantor and MDC receive or should have received from other distribution of the data. MDC and Cantor have moved to dismiss the company's complaint. MDC has asserted counterclaims demanding payment of $10,197,416 (allegedly the balance owed by Telerate on November 15, 2001), interest, attorneys' fees, specific performance of the Guaranty, and a declaratory judgment as to the validity and interpretation of the guarantee through October 2006.

Cantor also commenced a separate lawsuit in the Supreme Court of the State of New York seeking payment of $10 million (allegedly the balance of the November 2001 minimum payment), payment of $250 million in breach of contract damages, specific performance of the guarantee, a declaration that the guarantee remains in full force and effect, payment of approximately $16 million allegedly owed by Telerate and guaranteed by the company in the Guaranty for the distribution of certain other data, attorneys' fees, interest, and other relief.

The Company has moved to oppose MDC's and Cantor's motions, claims, and counterclaims.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders on April 17, 2002, there were represented in person or by proxy 59,299,940 shares of Common Stock (carrying one vote per share) and 19,567,264 shares of Class B Common Stock (carrying ten votes per share). At the Annual Meeting:

    1) the holders of the Common Stock, voting separately as a class, elected as directors:

                                         FOR                VOTES WITHHELD

     M. Peter McPherson               58,595,902                  704,038
     William C. Steere, Jr.           58,872,334                  427,606

    2) the holders of the Common Stock and the Class B Common Stock, voting together, elected as directors:

                                         FOR                VOTES WITHHELD

     Christopher Bancroft            253,751,746                1,220,834
     Peter R. Kann                   254,464,591                  507,989
     Leslie Hill                     253,751,445                1,221,135


    3) the holders of the Common Stock and the Class B Common Stock, voting together, approved the appointment of PricewaterhouseCoopers LLP, independent certified public accountants, as auditors for 2002 by a vote of 253,223,685 votes in favor; 1,247,106 votes against and 501,789 abstentions.

    In addition, the following directors continued in office after the meeting: Harvey Golub, Roy A. Hammer, Irvine O. Hockaday, Jr., Dieter von Holtzbrinck, Vernon E. Jordan, Jr., David K. P. Li, Frank N. Newman, James
H. Ottaway, Jr. and Elizabeth Steele.


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

                                                DOW JONES & COMPANY, INC.
                                                -------------------------
                                                      (Registrant)


Dated: April 29, 2002                         By: /s/Christopher W. Vieth
                                                 ------------------------
                                                   Christopher W. Vieth
                                                 Vice President, Finance
                                                and Corporate Controller