Form 10-Q
period 2002-06-30
DOW JONES & CO INC
filed 2002-08-07
CIK 29924

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

   The number of shares outstanding of each of the issuer's classes of common stock on June 30, 2002: 63,205,266 shares of Common Stock and 20,865,472 shares of Class B Common Stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                Dow Jones & Company, Inc.
=========================================================================================
                                               Quarters Ended            Six Months Ended
(in thousands, except                                 June 30                     June 30
 per share amounts)                          2002        2001            2002        2001
-----------------------------------------------------------------------------------------
Revenues:
Advertising                              $245,001    $300,903        $464,869    $577,092
Information services                       70,725      72,601         142,356     145,778
Circulation and other                     101,298     110,622         202,690     221,124
-----------------------------------------------------------------------------------------
  Total revenues                          417,024     484,126         809,915     943,994
-----------------------------------------------------------------------------------------
Expenses:
News, operations and development          124,658     133,612         251,690     271,748
Selling, administrative and general       153,752     156,870         305,878     327,015
Newsprint                                  26,638      44,094          53,416      87,208
Print delivery costs                       47,891      50,023          95,143      99,342
Depreciation and amortization              29,030      26,601          56,427      55,214
Restructuring                              11,098      17,167          11,098      32,052
-----------------------------------------------------------------------------------------
  Operating expenses                      393,067     428,367         773,652     872,579
-----------------------------------------------------------------------------------------
  Operating income                         23,957      55,759          36,263      71,415
Other income (deductions):
Investment income                             106         499             196       1,053
Interest expense                             (492)        (70)         (2,081)       (139)
Equity in earnings (losses) of
 associated companies                       3,107         720             657     (10,057)
Gain on sale of businesses                 44,518                     197,925
Contract guarantee, net                    (3,041)      8,129          (6,219)     10,285
Other, net                                   (305)        538             450         833
-----------------------------------------------------------------------------------------
Income before income taxes and
 minority interests                        67,850      65,575         227,191      73,390
Income taxes                               16,315      23,544          48,193      26,715
-----------------------------------------------------------------------------------------
Income before minority interests           51,535      42,031         178,998      46,675
Minority interests                          2,465       1,213           4,827       2,748
-----------------------------------------------------------------------------------------
NET INCOME                               $ 54,000    $ 43,244        $183,825    $ 49,423
=========================================================================================
Per share:
Net income per share:
  - Basic                                    $.64        $.50           $2.18        $.57
  - Diluted                                   .64         .50            2.17         .57
Weighted-average shares outstanding:
  - Basic                                  84,061      86,147          84,189      86,458
  - Diluted                                84,550      86,741          84,698      87,078

Cash dividends declared                      $.50        $.50            $.75        $.75
-----------------------------------------------------------------------------------------
Comprehensive income                     $ 55,878    $ 41,206        $187,341    $ 42,044
=========================================================================================

See notes to condensed consolidated financial statements.

                                            -2-

                         CONDENSED CONSOLIDATED
                  STATEMENTS OF CASH FLOWS (Unaudited)
                        Dow Jones & Company, Inc.

=========================================================================
                                                 Six Months Ended June 30
(in thousands)                                         2002          2001
-------------------------------------------------------------------------
Operating Activities:
Consolidated net income                            $183,825      $ 49,423
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                        56,427        55,214
Gain on sale of businesses                         (197,925)
Changes in assets and liabilities                   (24,633)       21,694
Other, net                                            4,224         2,559
-------------------------------------------------------------------------
    Net cash provided by
      operating activities                           21,918       128,890
-------------------------------------------------------------------------
Investing Activities:
Additions to plant and property                     (41,073)      (72,071)
Funding of equity-method investments                (16,143)      (22,343)
Disposition of businesses and investments           247,911         1,176
Other, net                                           (2,224)       (2,269)
-------------------------------------------------------------------------
    Net cash provided by (used in)
      investing activities                          188,471       (95,507)
-------------------------------------------------------------------------
Financing Activities:
Cash dividends                                      (42,101)      (43,297)
Increase in long-term debt                                         49,056
Reduction of long-term debt                        (135,069)
Repurchase of treasury stock, net of
 put premiums                                       (49,947)      (71,854)
Proceeds from sales under stock
 compensation plans                                  12,294        10,132
Contribution from minority partner                    5,737         3,930
-------------------------------------------------------------------------
    Net cash used in financing activities          (209,086)      (52,033)
-------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents      1,303       (18,650)
Cash and cash equivalents at beginning of year       21,026        49,347
-------------------------------------------------------------------------
Cash and cash equivalents at June 30               $ 22,329      $ 30,697
=========================================================================

See notes to condensed consolidated financial statements.

                          CONDENSED CONSOLIDATED
                        BALANCE SHEETS (Unaudited)
                        Dow Jones & Company, Inc.

=========================================================================
                                                  June 30     December 31
(in thousands)                                       2002            2001
-------------------------------------------------------------------------
Assets:
Cash and cash equivalents                      $   22,329      $   21,026
Accounts receivable-trade, net                    162,713         162,559
Newsprint inventory                                13,639          10,810
Deferred income taxes                              10,352          10,648
Other current assets                               39,556          40,916
-------------------------------------------------------------------------
  Total current assets                            248,589         245,959
-------------------------------------------------------------------------
Investments in associated companies,
 at equity                                         91,315          78,985
Other investments                                   8,169           6,700

Plant and property, at cost                     1,659,311       1,673,193
Less, accumulated depreciation                    926,228         911,844
-------------------------------------------------------------------------
                                                  733,083         761,349
Intangible assets, principally goodwill            57,858          81,583
Deferred income taxes                              78,103          99,919
Other assets                                        8,102          23,845
-------------------------------------------------------------------------
  Total assets                                 $1,225,219      $1,298,340
=========================================================================
Liabilities:
Accounts payable and accrued liabilities       $  314,672      $  330,645
Income taxes                                       45,008          66,260
Unearned revenue                                  192,931         204,988
-------------------------------------------------------------------------
  Total current liabilities                       552,611         601,893
Long-term debt                                     38,889         173,958
Other noncurrent liabilities                      498,441         476,843
-------------------------------------------------------------------------
  Total liabilities                             1,089,941       1,252,694
-------------------------------------------------------------------------

Minority Interests in Subsidiaries                  4,779           3,869

Stockholders' Equity:
Common stock                                      102,181         102,181
Additional paid-in capital                        123,105         127,846
Retained earnings                                 735,570         614,863
Accumulated other comprehensive income (loss)       2,217          (1,299)
-------------------------------------------------------------------------
                                                  963,073         843,591
Less, treasury stock, at cost                     832,574         801,814
-------------------------------------------------------------------------
  Total stockholders' equity                      130,499          41,777
-------------------------------------------------------------------------
  Total liabilities and stockholders' equity   $1,225,219      $1,298,340
=========================================================================

See notes to condensed consolidated financial statements.

                                     -4-

                       NOTES TO FINANCIAL STATEMENTS
                         Dow Jones & Company, Inc.

1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of June 30, 2002, and the consolidated results of operations for the three and six-month periods ended June 30, 2002 and 2001 and consolidated cash flows for the six-month periods then ended. In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim periods presented. The results of operations for the respective interim period are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

2. Effective January 1, 2002, the company adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". SFAS 142 requires that an intangible asset acquired either individually or with a group of other assets be initially recognized and measured based on fair value. An intangible with a finite life is amortized over its useful life, while an intangible asset with an infinite life, including goodwill, is not amortized. All intangible assets, including goodwill, are tested at least annually for impairment. As of June 30, 2002, the company had completed its transitional impairment review, which did not result in an impairment of its intangible assets.

The following table reflects net income and basic and diluted earnings per share assuming SFAS 142 had been adopted on January 1, 2001:

===================================================================================
                                                                 Six months ended
(in thousands, except per share amounts)                      2002             2001
-----------------------------------------------------------------------------------
Net income, as reported                                   $183,825          $49,423
Add back: goodwill amortization expense, net of tax                           1,510
Adjusted net income                                       $183,825          $50,933

Basic earnings per share:
As reported                                                  $2.18             $.57
Adjusted                                                     $2.18             $.59

Diluted earnings per share:
As reported                                                  $2.17             $.57
Adjusted                                                     $2.17             $.58
===================================================================================

3. The second quarter of 2002 included a gain of $44.5 million ($38 million after taxes, or $.45 per diluted share) from the sale of Ottaway's Essex County newspaper properties to Eagle-Tribune Publishing Company. The first quarter of 2002 included a gain of $153.4 million ($126.1 million after taxes, or $1.49 per diluted share) resulting from the sale of four of the company's Ottaway newspapers to Community Newspapers Holdings, Inc.

4. The second quarter of 2002 included restructuring charges of $11.1 million ($6.3 million after taxes and minority interests, or $.07 per diluted share) largely reflecting employee severance related to a workforce reduction across the print and electronic publishing and corporate segments.

The second quarter of 2001 included restructuring charges of $17.2 million ($10.4 million after taxes and minority interests, or $.12 per diluted share) for employee severance and for a technology asset write-down related to WSJ.com. The first quarter of 2001 included restructuring charges of $14.9 million ($9.1 million after taxes and minority interests, or $.10 per diluted share) for employee severance related to a workforce reduction and for asset write-downs associated with the company's online businesses which were made obsolete or were redundant and abandoned as a result of the restructuring plan.


The following table displays the activity and balances for the six months ended June 30,
2002 of the restructuring reserve account:
===================================================================================
                   December 31,                                            June 30,
                         2001        Additional      Net Cash                  2002
(in thousands)         Reserve          Reserve      Payments               Reserve
-----------------------------------------------------------------------------------
Employee severance     $12,541          $10,861       $13,237               $10,165
Other exit costs           336              237            29                   544
===================================================================================


As of June 30, 2002, almost all of the roughly 550 employees that were part of the 2001 workforce reductions have been terminated. About 63% of the 165 full-time employees that were part of the second quarter 2002 workforce reduction were terminated. The remaining separations are expected to be completed by the end of the third quarter 2002.

5. The second quarter of 2002 included a charge of $3 million, or $.04 per diluted share, relating to the amortization of the discount on a contract guarantee. The first quarter of 2002 included a charge of $3.2 million, or $.04 per diluted share, relating to this matter. In 2000, the company established a reserve for the present value of the total estimated payments through October 2006 in connection with Dow Jones' guarantee of certain minimum payments for data acquired by Dow Jones' former Telerate subsidiary from Cantor Fitzgerald Securities and Market Data Corporation (MDC). Bridge Information Systems, Inc., which purchased Telerate in 1998, is currently in bankruptcy but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC. The company is now in litigation with Cantor and MDC with respect to their claims for amounts due under the contract guarantee. The company has various substantial defenses to these claims and the litigation is proceeding.

The second quarter of 2001 included a net gain of $8.1 million, or $.09 per diluted share, and the first quarter of 2001 included a net gain of $2.2 million, or $.02 per diluted share, reflecting payments made by Bridge net of amortization of the discount.

6. In the second quarter of 2002, equity in earnings of associated companies included the company's 50% share of gains at CNBC Asia of $3.9 million ($.05 per diluted share). These gains consisted of a $2.5 million gain from the favorable settlement of a contractual obligation and a $1.4 million gain from the sale of an investment by CNBC Asia.

The first quarter of 2001 included a $2.4 million ($1.6 million after taxes, or $.02 per diluted share) charge to equity in losses of associated companies for costs related to the shut-down of Work.com, a joint venture with Excite@Home.

7. Diluted earnings per share have been computed as follows:

=============================================================================
                                       Quarters Ended        Six Months Ended
(in thousands, except                         June 30                 June 30
 per share amounts)                   2002       2001         2002       2001
-----------------------------------------------------------------------------
Net income                         $54,000    $43,244     $183,825    $49,423

Weighted-average shares
 outstanding - basic                84,061     86,147       84,189     86,458
Stock options                          315        409          343        449
Other, principally
 contingent stock rights               174        185          166        171
-----------------------------------------------------------------------------
Weighted-average shares
 outstanding - diluted (1) (2)      84,550     86,741       84,698     87,078

Diluted earnings per share            $.64       $.50        $2.17       $.57
=============================================================================

(1) The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options are used to acquire treasury stock at the average market value of the stock during the year.

(2) Options to purchase 5,596,000 shares in the first six months of 2002 at an average price of $58.54 were excluded from the diluted earnings per share calculation because the option's exercise prices were greater than the average market price for 2002 and to include such securities would be antidilutive. Options to purchase 3,311,000 shares in the first six months of 2001 at an average price of $61.18 were excluded because to include such securities would be antidilutive.

8. Comprehensive income was computed as follows:

==========================================================================
                                    Quarters Ended        Six Months Ended
                                           June 30                 June 30
(in thousands)                     2002       2001         2002       2001
--------------------------------------------------------------------------
Net income                      $54,000    $43,244     $183,825    $49,423

Foreign currency
 translation adjustments          2,331     (1,612)       1,246     (4,390)

Adjustments for realized loss
 included in net income                       (246)                 (1,743)

Unrealized (loss) gain on
 investments                       (453)      (180)       2,270     (1,246)
--------------------------------------------------------------------------
Comprehensive income            $55,878    $41,206     $187,341    $42,044
==========================================================================

9. The company's operations by business segment were as follows:

                           SEGMENT INFORMATION
=============================================================================
                                     Quarters Ended          Six Months Ended
                                            June 30                   June 30
(in thousands)                      2002       2001         2002         2001
-----------------------------------------------------------------------------
Revenues:
Print publishing                $261,257   $312,846     $497,305     $611,419
Electronic publishing             78,613     80,262      156,413      161,660
Community newspapers:
  Continuing operations           72,046     71,703      134,023      133,574
  Divested operations              5,108     19,315       22,174       37,341
                                --------   --------     --------     --------
  Consolidated revenues         $417,024   $484,126     $809,915     $943,994
-----------------------------------------------------------------------------
Income before income taxes
 and minority interests:
Print publishing                $ (3,143)  $ 34,949     $(11,920)    $ 46,803
Electronic publishing             12,721      7,098       27,948        9,982
Community newspapers:
  Continuing operations           21,751     20,032       34,036       30,356
  Divested operations              1,477      5,307        5,255        9,181
Corporate                         (8,849)   (11,627)     (19,056)     (24,907)
                                --------   --------     --------     --------
  Consolidated operating income $ 23,957   $ 55,759     $ 36,263     $ 71,415

Equity in earnings (losses)
 of associated companies           3,107        720          657      (10,057)
Gain on sale of businesses        44,518                 197,925
Contract guarantee, net           (3,041)     8,129       (6,219)      10,285
Other income, net                   (691)       967       (1,435)       1,747
                                --------   --------     --------     --------
  Income before income taxes
   and minority interests       $ 67,850   $ 65,575     $227,191     $ 73,390
-----------------------------------------------------------------------------
Depreciation and amortization (D&A):
Print publishing                $ 19,224   $ 17,595     $ 36,240     $ 35,155
Electronic publishing              6,696      4,574       13,431       11,180
Community newspapers:
  Continuing operations            2,783      3,184        5,596        6,387
  Divested operations                 88        960          681        1,920
Corporate                            239        288          479          572
                                --------   --------     --------     --------
  Consolidated D&A              $ 29,030   $ 26,601     $ 56,427     $ 55,214
=============================================================================

	Excluding restructuring charges, segment operating income was as follows:

(in thousands)                       Quarters Ended          Six Months Ended
                                            June 30                   June 30
                                    2002       2001         2002         2001

Print publishing                $  5,167   $ 43,261     $ (3,610)    $ 63,682
Electronic publishing             15,164     14,233       30,391       22,066
Community newspapers:
  Continuing operations           21,751     20,032       34,036       30,677
  Divested operations              1,477      5,307        5,255        9,181
Corporate                         (8,504)    (9,907)     (18,711)     (22,139)
                                 -------   --------	--------     --------
Consolidated operating income   $ 35,055   $ 72,926     $ 47,361     $103,467



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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Second quarter 2002 results continued to reflect serious softness in global advertising spending, particularly in the company's core financial and technology segments. Advertising volume at all editions of The Wall Street Journal has yet to recover and was well below prior year levels. During the quarter, the company continued to partially mitigate this revenue pressure with additional cost reductions, strong increases in color advertising and solid performance at non-advertising dependent businesses. The company has trimmed its cost base through workforce reductions and reductions in other non-staff areas. Since the workforce reductions began in March 2001, the company has reduced headcount by roughly 11% and comparable expenses by more than 9%, to around 1999 expense levels.

The company also made significant strides in executing its long-range strategic priorities during the quarter. The cornerstone of the company's long-range plan was the completion of its $226 million four-year color print expansion project. In April 2002, the company successfully completed the final phase of this project with the debut of Today's Journal. Its improved navigation and readability along with richer content and new Personal Journal section should reinforce it as a must-read for all serious business people as well as open its pages to new readers. Today's Journal provides advertisers access to more color advertising pages and increased flexibility to use the pages (such as partial color pages, gutter bleeds, multi-page spreads and back-to-back color pages). Today's Journal has met with early positive results from subscribers and color page advertising increased 25% in the second quarter 2002 when compared to last year.

In the second quarter of 2002, the company completed the sale of its Essex County newspaper properties, bringing the total number of community newspaper properties sold to five in the first half of 2002. The company intends to enhance the long-term growth of the Ottaway community newspaper portfolio by divesting properties in non-strategic areas and re-investing in more strategically located areas. The divestiture phase of this Ottaway strategy is now complete and the company is exploring potential acquisitions.

In July 2002, the company realigned its organizational structure, including placing its U.S. print Journal and its international editions under a new global structure and made other management changes. The company expects the changes will streamline decision-making and improve operational efficiency and cooperation across all business units. Notable changes include the promotion of Richard Zannino to Chief Operating Officer; the appointment of Karen House, who is the spouse of the Chief Executive Officer, to publisher of the global print Journals; and the naming of Chris Vieth to Chief Financial Officer. The company also established a seven-member executive committee that will foster cross-company strategy, cooperation and leveraging of resources.


RESULTS FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Net income for the second quarter of 2002 was $54 million, or $.64 per diluted share, compared with earnings of $43.2 million, or $.50 per diluted share, a year ago. Included in earnings per share were special items netting to a gain of $.39 per share for the second quarter 2002 and a loss of $.03 per share for the comparable 2001 quarter. These special items are detailed beginning on page 16.

Revenues for the second quarter of 2002 fell $67.1 million, or 14%, to $417 million. Company-wide advertising revenue declined $55.9 million, or 19%. Excluding Ottaway divested newspapers, advertising revenue decreased $45.7 million, or 16%, primarily due to the depressed global advertising environment. Information services revenue decreased $1.9 million, or 2.6%, reflecting a decline in Newswires revenue as a result of continuing contraction in the securities industry. Circulation and other revenues declined $9.3 million, or 8.4%. Excluding Ottaway divested newspapers, circulation and other revenue was down 5% reflecting, in part, lower rate circulation, as well as lower conference, commercial printing and reprint revenues.

Second quarter 2002 operating expenses of $393.1 million were lower by $35.3 million, or 8.2%, from the second quarter of 2001. Excluding restructuring charges, divested operations, newsprint expenses and Today's Journal costs, operating expenses were down $20.8 million, or 5.8%, due to lower employee-related costs and other company-wide cost control measures. Newsprint expense, excluding divested operations, was down 38% as a result of a 31% drop in prices coupled with a 10% reduction in newsprint consumption. Employee compensation expense, excluding divested Ottaway newspapers, for the second quarter of 2002 was down approximately 4%. The number of full-time employees at June 30, 2002 was down 1,186, or 14%, from the comparable period last year, including the reduction in headcount of about 565 full-time employees from the sale of the five Ottaway properties.

Second quarter operating income was $24.0 million (5.7% of revenues), down $31.8 million, or 57%, from $55.8 million (11.5% of revenues) last year. Excluding restructuring charges and Ottaway divested operations, operating income decreased $34 million, or 50%, from the like quarter of 2001. Increased profitability and margins at the company's electronic publishing and continuing community newspapers segments were more than offset by a sharp drop-off in print publishing results.

Net income for the first half of 2002 was $183.8 million, or $2.17 per diluted share, compared to net income of $49.4 million, or $.57 per diluted share, in the first half of 2001. Included in earnings per share were special items netting to a gain of $1.84 per share in 2002 and a loss of $.13 per share in 2001. These special items are detailed beginning on page 16.

Revenues for the first six months of 2002 of $809.9 million were down $134.1 million, or 14%, from revenues of $944 million in the first half of 2001. Excluding Ottaway divested newspapers, revenues were down $118.9 million, or 13%, primarily the result of the continued tough global advertising environment.

Operating expenses for the first half of 2002 decreased $98.9 million, or 11%, from $872.6 million in 2001. Operating expenses, excluding restructuring charges, divested operations, newsprint expenses and Today's Journal costs were $59.9 million, or 8.2%, better than 2001 levels primarily as a result of the company's ongoing cost control. Newsprint expense, excluding divested operations, was down 38% as a result of a 27% drop in prices coupled with a 15% reduction in newsprint consumption.

Operating income for the first half of 2002 was $36.3 million (4.5% of revenues) compared to $71.4 million (7.6% of revenues) in the comparable period last year. Excluding restructuring charges and Ottaway divested operations, operating income of $42.1 million (5.3% of revenues) decreased $52.2 million, or 55%, from the first half of 2001.

SEGMENT DATA

The company reports its operations in three segments: business and financial news operations are reported in the print publishing and electronic publishing segments and results of the company's Ottaway Newspapers subsidiary are reported in the community newspapers segment.

Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations (results of the company's international television ventures are included in equity in earnings (losses) of associated companies). Print publishing accounted for approximately 63% of 2002's second quarter revenues, of which approximately 10% were earned by international publications.

Electronic publishing includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites as well as the company's licensing/business development businesses. Electronic publishing comprised 19% of 2002's second quarter revenues.

Community newspapers includes the operations of Ottaway Newspapers, which publishes 13 daily newspapers and 13 weekly newspapers in 9 states in the U.S. Community newspapers comprised 18% of 2002's second quarter revenues.

PRINT PUBLISHING

===========================================================================
                                      Quarters Ended       Six Months Ended
                                             June 30                June 30
(in thousands)                       2002       2001        2002       2001
---------------------------------------------------------------------------
U.S. Publications:
  Advertising                    $167,552   $206,986    $315,718   $402,567
  Circulation and other            68,597     70,886     135,689    143,757

International Publications:
  Advertising                      15,736     22,984      27,447     42,617
  Circulation and other             9,372     11,990      18,451     22,478
---------------------------------------------------------------------------
Total revenue                     261,257    312,846     497,305    611,419
Operating expenses                264,400    277,897     509,225    564,616
---------------------------------------------------------------------------
Operating (loss) income          $ (3,143)  $ 34,949    $(11,920)  $ 46,803
Operating margin                     (1.2)%     11.2%       (2.4)%      7.7%
---------------------------------------------------------------------------
Included in operating expenses:
Special charges                  $  8,310   $  8,312    $  8,310   $ 16,879
Depreciation and amortization      19,224     17,595      36,240     35,155
===========================================================================

Print publishing's second quarter 2002 revenues fell $51.6 million, or 16%, from the like period a year ago. Advertising revenue for U.S. publications decreased $39.4 million, or 19%, reflecting a 20.8% decline in Wall Street Journal advertising linage as well as a 14.7% drop in Barron's national ad pages. U.S. television revenue decreased 53%.

Advertising volume declines continued to be driven by a difficult global advertising environment, particularly in technology and financial advertising, which comprised about 35% of total U.S. Journal advertising linage in the second quarter of 2002. By category, general linage, which comprised 63.1% of total linage, fell 17.6% in the quarter. Technology linage, which is part of general linage and comprised 16% of total linage, decreased 28.9%. Other general linage fell 12.8% due to lower communications, auto, professional service and travel advertising, partially offset by slight increases in healthcare and insurance linage. Financial linage, which comprised 18.6% of total linage, declined 37.9% in the quarter, as it continued to be cyclically depressed. Classified and other linage, which accounted for the remaining 18.3% of total linage, decreased 7.2% in the quarter due to declines in commercial real estate and recruitment advertising.

Second quarter 2002 circulation and other revenues for U.S. print publications declined $2.3 million, or 3.2%, from the second quarter of 2001, in part reflecting lower revenue producing copies. Average circulation for The Wall Street Journal was 1,815,000 for the second quarter of 2002, down from 1,850,000 in the like period last year. Barron's second quarter average circulation was 302,000 in 2002, up from 294,000 in the second quarter of 2001.

International print advertising revenues fell $7.2 million, or 31.5%, as advertising linage at The Wall Street Journal Europe and The Asian Wall Street Journal fell 27.9% and 31.2%, respectively. Advertising pages at The Far Eastern Economic Review declined 36.8%.

International print circulation and other revenues for the second quarter 2002 were down $2.6 million, or 22%, from 2001. Average combined circulation in the second quarter of 2002 for the international editions of The Wall Street Journal was 190,000, up 2.2% from 186,000 for the same period a year ago. Although average circulation increased, circulation revenue declined reflecting an increase in lower rate copies. Other international revenue was down as a result of reduced conference revenue in the current year.

Print publishing second quarter 2002 expenses were reduced $13.5 million, or 4.9%, below second quarter 2001 levels. Excluding restructuring charges, expenses were lower by $13.5 million, or 5%, largely as a result of lower newsprint expense, continued cost controls and related decreased compensation offset by additional advertising spending for Today's Journal. Newsprint expense decreased 39% as a result of an 11% decline in consumption coupled with a 31% drop in newsprint prices.

Print publishing operating loss for the second quarter of 2002 was $3.1 million, down $38.1 million from last year's second quarter operating income of $34.9 million (11.2% of revenues). Excluding restructuring charges, operating income was $5.2 million (2.0% of revenues) compared with operating income of $43.3 million (13.8% of revenues) in the second quarter of 2001.

Print publishing U.S. revenues for the first six months of 2002 declined $94.9 million, or 17%, from last year, reflecting a 23.5% (22.9% per-issue basis) linage decline for The Wall Street Journal and a 19.1% (15.9% per issue basis) decline in Barron's advertising volume. International print revenues were down $19.2 million, or 29%, as advertising linage for The Wall Street Journal Europe and The Asian Wall Street Journal fell 33.4% and 35.3%, respectively. Print publishing circulation and other revenues were down $12.1 million, or 7.3%, in the first six months of 2002, when compared with last year.

Operating expenses for the first half of 2002 were $509.2 million, down $55.4 million, or 9.8%, from the same period last year. Excluding restructuring charges, operating expenses decreased $46.8 million, or 8.5%, due to lower newsprint expenses, lower compensation expense and continued cost controls, offset somewhat by costs related to the launch of Today's Journal.

Print publishing operating loss of $11.9 million was $58.7 million worse than last year's operating income of $46.8 million (7.7% of revenues). Excluding restructuring charges, operating losses were $3.6 million compared with operating income of $63.7 million (10.4% of revenues) in the first half of 2001.
                                     -12-

ELECTRONIC PUBLISHING

===========================================================================
                                      Quarters Ended       Six Months Ended
                                             June 30                June 30
(in thousands)                       2002       2001        2002       2001
---------------------------------------------------------------------------
Dow Jones Newswires:
  North America                   $44,838    $48,885    $ 90,647   $ 97,997
  International                    11,060     10,536      23,035     21,016
---------------------------------------------------------------------------
Total Newswires                    55,898     59,421     113,682    119,013
Consumer Electronic Publishing     12,843     12,108      24,311     24,792
Dow Jones Indexes/Ventures          9,872      8,733      18,420     17,855
---------------------------------------------------------------------------
Total revenue                      78,613     80,262     156,413    161,660
Operating expenses                 65,892     73,164     128,465    151,678
---------------------------------------------------------------------------
Operating income                  $12,721    $ 7,098    $ 27,948   $  9,982
Operating margin                     16.2%       8.8%       17.9%       6.2%
---------------------------------------------------------------------------
Included in operating expenses:
Special charges                   $ 2,443    $ 7,135    $  2,443   $ 12,084
Depreciation and amortization       6,696      4,574      13,431     11,180
===========================================================================

Second quarter 2002 electronic publishing revenue of $78.6 million fell $1.6 million, or 2.1%, from $80.3 million in the second quarter of last year. This lower revenue, which was caused primarily by the continued retrenchment in the securities industry, was more than offset by continued cost containment efforts resulting in increased profitability and operating margins.

Dow Jones Newswires revenue decreased $3.5 million, or 5.9%, from the like quarter in 2001, reflecting a decline of 8.3% in North America somewhat offset by 5% growth overseas. Newswires revenue in North America was down due to a decline in retail revenue caused by ongoing retrenchment in the U.S. securities industry and a reduction in on-line brokerage revenue.
These declines were partially offset by revenue generated by a wholesale agreement to deliver a selection of Dow Jones news bundled into all Moneyline Telerate terminals worldwide. International newswires revenue increased due to an increase in international terminals as a result of the Moneyline terminal bundling agreement. At the end of the second quarter of 2002, there were 339,000 terminals carrying Dow Jones Newswires compared with 333,000 for the like period a year ago. North American terminals decreased 23,000, which was more than offset by an increase in international newswire terminals of 29,000.

Consumer electronic publishing revenues increased $0.7 million, or 6.1%, from last year's second quarter due to 8% growth in advertising coupled with a 13% increase in subscriber revenues offset by a decrease in vertical licensing and content distribution revenue. The number of Online Journal subscribers at the end of June 2002 increased to 646,000, up 9.3% from 591,000 at the end of June 2001.

Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes, reprints/permissions and radio businesses, were up $1.1 million, or 13%. The increase was attributed to increases in Dow Jones Indexes revenue as well as higher radio revenue somewhat offset by a decline in reprints revenue.

Electronic publishing expenses were reduced $7.3 million, or 9.9%, from the second quarter of 2001. Excluding restructuring charges, operating expenses decreased $2.6 million, or 3.9%, primarily due to reduced compensation expense and lower advertising expenses.

Operating income of $12.7 million (16.2% of revenues) for the second quarter of 2002 was $5.6 million, or 79%, higher than 2001 operating income of $7.1 million (8.8% of revenues) as a result of reduced losses at consumer electronic publishing and increased profits at Dow Jones Indexes/Ventures. Excluding restructuring charges in both periods, electronic publishing operating income of $15.2 million (19.3% of revenues) increased $0.9 million, or 6.5%, from profits of $14.2 million (17.7% of revenues) in the second quarter of 2001.

Electronic publishing revenues for the first six months of 2002 fell $5.2 million, or 3.2%, compared with revenues earned in the first half of 2001, primarily as a result of a decline in Newswires revenue. First half 2002 operating expenses of $128.5 million dropped $23.2 million, or 15%, from the first half of 2001. Excluding restructuring charges in both periods, operating expenses decreased $13.6 million, or 9.7%, from 2001 levels. Operating income for the first half of 2002 was $27.9 million (17.9% of revenues) compared with $10 million (6.2% of revenues) in the first half of 2001. Excluding restructuring charges, operating income of $30.4 million (19.4% of revenues) was 38% better than 2001 operating income of $22.1 million (13.6% of revenues).


COMMUNITY NEWSPAPERS

===========================================================================
                                      Quarters Ended       Six Months Ended
                                             June 30                June 30
(in thousands)                       2002       2001        2002       2001
---------------------------------------------------------------------------
Advertising
  Continuing operations           $52,149    $51,717    $ 95,492   $ 94,869
  Divested operations               3,691     13,871      15,707     26,403
                                  -------    -------    --------   --------
Total advertising                  55,840     65,588     111,199    121,272

Circulation and other
  Continuing operations            19,897     19,986      38,531     38,705
  Divested operations               1,417      5,444       6,467     10,938
                                  -------    -------    --------   --------
Total circulation and other        21,314     25,430      44,998     49,643

Total revenue                      77,154     91,018     156,197    170,915
---------------------------------------------------------------------------
Operating expenses
  Continuing operations            50,295     51,671      99,987    103,218
  Divested operations               3,631     14,008      16,919     28,160
                                  -------    -------    --------   --------
Total operating expenses           53,926     65,679     116,906    131,378
---------------------------------------------------------------------------
Operating income
  Continuing operations            21,751     20,032      34,036     30,356
  Divested operations               1,477      5,307       5,255      9,181
                                  -------    -------    --------   --------
Total operating income            $23,228    $25,339    $ 39,291   $ 39,537

Operating margin
  Continuing operations              30.2%      27.9%       25.4%      22.7%
  Divested operations                28.9       27.5        23.7       24.6
---------------------------------------------------------------------------
Included in operating expenses:
Special charges                                                    $    321
Depreciation and amortization
  Continuing operations           $ 2,783    $ 3,184    $  5,596      6,387
  Divested operations                  88        960         681      1,920
===========================================================================

During the second quarter of 2002 the company completed the sale of Ottaway's Essex County community newspaper properties bringing the total number of properties sold in the first half of 2002 to five. The divestiture phase of the company's Ottaway strategy is now complete and the company is exploring potential acquisitions. Excluding gains from these sales, the divestiture of these businesses is expected to dilute earnings per share by about $.08 in 2002.

Community newspapers' second quarter 2002 revenues declined 15% from the second quarter of 2001. Excluding divested newspapers, revenues increased $0.3 million, or 0.5%, from a year ago. Advertising revenue, excluding divested newspapers, rose 0.8% as a 2.2% decline in overall advertising linage was more than offset by rate increases and higher preprint advertising revenue. Circulation and other revenue, excluding divested newspapers, was slightly worse than the second quarter of 2001, with circulation revenue up 2.9%, primarily due to rate increases, more than offset by a decrease in commercial printing revenue. Average circulation excluding divested properties for the dailies was 385,000 for the second quarter of 2002 versus 383,000 for the same period last year.

Operating expenses for the second quarter of 2002 improved $11.8 million, or 18%, over last year's level. Excluding divested newspapers, operating expenses decreased $1.4 million, or 2.7%, as lower newsprint costs were partially offset by higher employee fringes. Newsprint expenses, excluding divested operations, were down 34% reflecting a 29% decline in average newsprint prices coupled with a 6.7% reduction in consumption.

Operating income of $23.2 million (30.1% of revenues) decreased $2.1 million, or 8.3%, from income of $25.3 million (27.8% of revenues) for the second quarter of 2001. Excluding divested operations, operating income was $21.8 million (30.2% of revenues) compared with operating income of $20 million (27.9% of revenues) in the second quarter of 2001.

Revenues for the first half of 2002 of $156.2 million were $14.7 million, or 8.6%, lower than revenues of $170.9 million in 2001. Excluding divested newspapers, revenues of $134 million were $0.4 million, or 0.3%, better than 2001. Operating expenses for the first six months of 2002 were $14.5 million, or 11%, lower than levels last year of $131.4 million. Excluding divested operations, operating expenses were $3.2 million, or 3.1%, better than the like period a year earlier. Operating income of $39.3 million (25.2% of revenues) for the first half of 2002 was slightly worse than 2001's operating income of $39.5 million (23.1% of revenues). Excluding divested operations and 2001 restructuring charges of $0.3 million, operating income of $34 million (25.4% of revenues) was 11% better than income of $30.7 million (23% of revenues) in the first half of 2001.

SPECIAL ITEMS

The following table summarizes special items for the second quarter and the six months ended June 30, 2002 and 2001. The term "special items," as used throughout management's discussion and analysis, refers to those items within the table.

Summary of Special Items

(in millions, except per share amounts)
                                              2002                    2001
                                      -----------------------  ---------------------
                                      Pre-tax     Net     EPS  Pre-tax    Net    EPS
                                      -------     ---     ---  -------    ---    ---
QUARTERS ENDED JUNE 30
----------------------
Included in operating income:
  Restructuring charges              ($ 11.1) ($  6.3) ($ .07) ($17.2) ($10.4) ($.12)
Included in other income:
  Reserve for contract guarantee, net   (3.0)    (3.0)   (.04)    8.1     8.1    .09
  CNBC Asia                              3.9      3.9     .05
  Gains on sale of ONI properties       44.5     38.0     .45
                                      ------   ------   -----   -----   -----   ----
TOTAL                                 $ 34.3   $ 32.6   $ .39  ($ 9.1) ($ 2.3) ($.03)

SIX MONTHS ENDED JUNE 30
------------------------
Included in operating income:
  Restructuring charges              ($ 11.1) ($  6.3) ($ .07) ($32.1) ($19.5) ($.22)
Included in other income:
  Reserve for contract guarantee, net   (6.2)    (6.2)   (.08)   10.3    10.3    .11
  Shut-down of Work.com                                          (2.4)   (1.6)  (.02)
  CNBC Asia                              3.9      3.9     .05
  Gains on sale of ONI properties      197.9    164.1    1.94
                                      ------   ------   -----   -----   -----  -----
TOTAL                                 $184.5   $155.5   $1.84  ($24.2) ($10.8) ($.13)


2002 SPECIAL ITEMS

Second quarter 2002 pre-tax income included a net gain of $34.3 million. After taxes and minority interests, special items netted to a gain of $32.6 million, or $.39 per share. The first six months of 2002 included a net gain of $184.5 million ($155.5 million after taxes and minority interests, or $1.84 per diluted share), as follows:

Sale of Five Ottaway Newspaper Properties
The second quarter of 2002 included a gain of $44.5 million ($38 million after taxes, or $.45 per diluted share) from the sale of Ottaway's Essex County newspaper properties to Eagle-Tribune Publishing Company.

During the first quarter of 2002 the company sold four of its Ottaway newspapers to Community Newspapers Holdings, Inc., resulting in a gain of $153.4 million ($126.1 million after taxes, or $1.49 per diluted share).

Contract Guarantee
The second quarter of 2002 included a charge of $3 million, or $.04 per diluted share, relating to the amortization of the discount on a contract guarantee. The first quarter of 2002 included a charge of $3.2 million, or $.04 per diluted share, relating to this matter. In 2000, the company established a reserve for the present value of the total estimated payments through October 2006 in connection with Dow Jones' guarantee of certain minimum payments for data acquired by Dow Jones' former Telerate subsidiary from Cantor Fitzgerald Securities and Market Data Corporation (MDC). Bridge Information Systems, Inc., which purchased Telerate in 1998, is currently in bankruptcy but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC. The company is now in litigation with Cantor and MDC with respect to their claims for amounts due under the contract guarantee. The company has various substantial defenses to these claims and the litigation is proceeding.

Restructuring Charges
The second quarter of 2002 included restructuring charges of $11.1 million ($6.3 million after taxes and minority interests, or $.07 per diluted share) largely reflecting employee severance related to a workforce reduction across the print and electronic publishing and corporate segments. The restructuring in 2002 included the termination of 165 full-time employees, or roughly 2% of the company's workforce. The annualized cost savings associated with the workforce reduction is expected to be about $15 million.

See Note 4 on page 5 of this Form 10-Q for additional information on 2002 restructuring charges.

Special Items in Equity Investments - CNBC Asia
The second quarter of 2002 included gains recorded in equity in earnings of associated companies for CNBC Asia of $3.9 million ($.05 per diluted share). These gains consisted of a $2.5 million gain from the favorable settlement of a contractual obligation and a $1.4 million gain from the sale of an investment by CNBC Asia.


2001 SPECIAL ITEMS

The second quarter of 2001 included special items totaling a loss of $9.1 million ($2.3 million after taxes and minority interests, or $.03 per share), and the first six months of 2001 included a loss of $24.2 million ($10.8 million after taxes and minority interests, or $.13 per share) as follows:

Restructuring charges
The second quarter of 2001 included restructuring charges of $17.2 million ($10.4 million after taxes and minority interests, or $.12 per diluted share) which included $14.7 million ($8.9 million after taxes and minority interests, or $.10 per diluted share) for employee severance related to a general workforce reduction. The remainder of the charges was for an asset write-down related to WSJ.com for assets that were made obsolete or redundant and abandoned.

In the first quarter of 2001 the company initiated a workforce reduction. Severance and other exit costs related to this reduction, which occurred in every business segment, amounted to $12.7 million. Also included in the first quarter 2001 restructuring charges were $2.2 million of asset write-downs associated with online businesses that were made obsolete or redundant and abandoned as a result of the restructuring plan. See Note 4 on page 5 of this Form 10-Q for additional information on 2001 restructuring charges.

Contract Guarantee
The second quarter of 2001 included a net gain of $8.1 million, or $.09 per diluted share, reflecting payments made by Bridge net of amortization of the discount on the contract guarantee. The first quarter of 2001, included a net gain of $2.2 million relating to the same matter (see further explanation above in 2002 special items).

Special Items in Equity Investments
The first quarter of 2001 included a $2.4 million charge in equity in losses of associated companies for costs related to the shut-down of Work.com, a joint venture with Excite@Home.


OTHER INCOME/DEDUCTIONS

Interest expense, net was $0.4 million compared with investment income, net of $0.4 million a year prior. The negative swing largely reflected a reduction in capitalized interest as a result of the completion of the Journal color expansion and WSJ.com redesign projects. Long-term debt outstanding at June 30, 2002 of $38.9 million was down $161 million from the like period a year ago.

The company's share of equity in earnings of associated companies was $3.1 million, an improvement of $2.4 million from the $0.7 million earnings in the second quarter of 2001. Excluding special gains at CNBC Asia, second quarter 2002 equity in losses of associated companies was $0.8 million, compared with income of $0.7 million in the second quarter of 2001. Reduced losses at SmartMoney and CNBC International were more than offset by lower income at F.F. Soucy, the company's newsprint affiliate, and Handelsblatt, a German business daily.

For the first six months of 2002, equity earnings in associated companies of $0.7 million was $10.7 million better than 2001's equity in losses of associated companies. Excluding Work.com shut-down costs in 2001 and the special gains in 2002, equity losses improved $4.4 million, reflecting improved results from SmartMoney and CNBC International, and a favorable comparison as the first quarter of 2001 included $2.7 million of losses from Work.com operations. These gains were partially offset by lower income at F.F. Soucy.


INCOME TAXES


The following table presents the effective income tax rates:

==============================================================================
                                           Quarters Ended    Six Months ended
                                                  June 30             June 30
                                            2002     2001       2002     2001
------------------------------------------------------------------------------
Effective income tax rate
(net of minority interests)                 23.2%    35.3%      20.8%    35.1%
Effective income tax rate (net of minority
 interests), excluding special items        40.0%    40.0%      40.0%    40.0%
==============================================================================

The effective income tax rate inclusive of special items was lower in part by the utilization of capital loss carryforwards on the Ottaway paper sales. As of June 30, 2002, the company had available approximately $451 million of capital loss carryforward (a deferred tax asset of $174 million, which was fully reserved through a valuation allowance). The company may utilize $296 million of these carryforwards through 2003 and $155 million through 2006. In addition, the company has recorded an unrecognized capital loss carryforward of $259 million (a deferred tax asset of $99 million which is fully reserved) that will be available for use for five years from the year it is recognized for tax purposes.

FINANCIAL POSITION

During the first six months of 2002, the company repurchased 887,600 shares of its common stock for $49.9 million. As of June 30, 2002, approximately $441 million remained under board authorization for share repurchases.

Cash provided by operations in the first six months 2002 was $21.9 million compared to $128.9 million from the like period a year earlier. The decline was due to a drop in operating profits as well as a negative swing in working capital, in part the result of the deferral of federal income tax payments into 2002. The company's federal income taxes that were normally due on September 15, and December 15, 2001 were deferred to January 15, 2002 as the Internal Revenue Service offered relief of these payments for taxpayers that were affected by the September 11 terrorist attacks on the World Trade Center. These negative swings in cash from operations were somewhat offset by the receipt of $16 million from insurance providers as an advance on the company's property damage claim at its World Financial Center offices as a result of the September 11 terrorist attacks.

The first half of 2002 included proceeds of about $248 million from the sale of the five Ottaway properties. In addition to the repurchase of the company's stock in the first six months of 2002, the company paid down debt by $135.1 million, paid dividends of $42.1 million and made capital expenditures of $41.1 million.

As of June 30, 2002, the company had borrowings of $38.9 million through the issuance of commercial paper, which is classified as long-term, as it is the company's intent to refinance such obligations on a long-term basis. In June 2002, the company renewed its revolving credit agreements with a consortium of banks. Under these agreements, the company can borrow up to $400 million, $130 million through June 23, 2003 and $270 million through June 24, 2006. The terms are essentially the same as the prior agreement.

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

As of June 30, 2002, the balance of the reserve for the contract guarantee was $239 million. Due to the stage of the lawsuit at June 30, 2002, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced. Accordingly, the company believes the balance of the reserve continues to be appropriate. Also included in accounts payable and accrued liabilities are other reserves related to the sale of Telerate to Bridge in 1998. The company expects the latter to be resolved in bankruptcy court proceedings this year.


MARKET RISK
In January 2002, the company entered into forward foreign currency exchange contracts to exchange $22.4 million for 15.6 million British pounds and to exchange $20.7 million for 23.4 million euro. These contracts, which expire ratably over 2002, are designated as cash flow hedges of anticipated operating expenses that are denominated in these foreign currencies. Revenues of the company are largely collected in U.S. dollars. The company has not entered into any new forward foreign currency exchange contracts in the second quarter of 2002.

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


SECOND-HALF 2002 OUTLOOK

The company expects advertising linage trends to modestly improve at The Wall Street Journal in the third quarter of 2002, with linage estimated to be down 8% to 12%. This decline together with expected softness in advertising at International Print, U.S. Television and Barron's, lost revenue of approximately $19 million as a result of the Ottaway sales and relative stability elsewhere in the portfolio, derives an 8% to 10% revenue decline in the third quarter of 2002. As a result, the company currently expects earnings per share in the third quarter 2002 to be in the upper single digits per share, not factoring in any special items that may result in the quarter. The company will not be issuing fourth quarter 2002 guidance at this time.


CRITICAL ACCOUNTING POLICIES

The company's discussion and analysis of its financial condition and results of operations are based upon the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The company's accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. Actual results could differ from these estimates.

The following are significant accounting policies of the company:

Advertising revenue, net of commissions, is recognized in the period in which the advertisement is displayed. The company's advertising rate card reflects certain volume-based discounts, which require management to make certain estimates regarding future advertising volume. These estimated rebates are recorded as a reduction of revenue in the period the advertisement is displayed and are revised as necessary based on actual volume realized. Online related advertising revenue based on a minimum number of "impressions" is recognized as impressions occur.

Revenue recognition from subscriptions to the company's print publications and information services is recognized in income as earned, pro rata on a per-issue basis, over the subscription period. Circulation revenue includes sales to retail outlets/newsstands, which are subject to returns. The company records these retail sales upon delivery, net of estimated returns. These estimated returns are based on historical return rates and are revised as necessary based on actual returns realized. Costs in connection with the procurement of subscriptions are charged to expense as incurred. Revenue from licensing the Dow Jones Averages includes both upfront one-time fees and ongoing revenue. Both upfront fees and ongoing licensing revenue are recognized in income as earned over the license period.

Accounts receivable includes an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible. This estimated allowance is based on historical trends, review of aging categories and the specific identification of certain customers that are at risk of not paying. Actual write-offs of bad debt have historically been insignificant, less than 0.5% of revenues.

Certain costs and related obligations of the company are based on actuarial assumptions, the most significant of which includes the cost of the company's postretirement medical plan, which provides lifetime healthcare benefits to retirees who meet specified length of service and age requirements. These benefit costs are expensed over the employee's expected employment period. At December 31, 2001, the company's postretirement benefit obligation was $163.6 million. In determining the cost of retiree medical costs, some factors that management must consider include the expected increase in health care costs, discount rates and turnover and mortality rates. The discount rate is based on the yield of high quality, 15-year, corporate bonds at December 31, while other assumptions are updated periodically based on recent actual trends. The majority of the company's employees who meet specific length of service requirements are covered by defined contribution retirement plans. Substantially all employees who are not covered by these plans are covered by noncontributory defined benefit pension plans. The defined benefit plans are not material with respect to the company's financial statements.

Management must use its judgment in assessing whether the carrying value of certain long-lived assets, cost-method investments, identifiable intangibles and goodwill is impaired and if the asset is impaired, the extent of any such loss. Certain events or changes in circumstances may indicate that the carrying value may not be recoverable and require an impairment review. Based on that review, if the carrying value of these assets exceeds fair value and is determined to not be recoverable, an impairment loss representing the amount of excess over its fair value would be recognized in income. Fair value estimates are based on quoted market values in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including discounted value of estimated future cash flows.

Management also exercises judgment in determining the estimated useful life of long lived assets, specifically plant and property and certain intangible assets with a finite life. The company depreciates the cost of buildings over 40 years; improvements to the buildings over 10 years; software over 3 to 5 years and machinery and equipment over 3 to 25 years. The 25-year life is applicable to the company's press equipment. The cost of leasehold improvements is depreciated over the lesser of the useful lives or the terms of the respective leases. Management bases its judgment on estimated lives of these assets based on actual experienced length of service of similar assets and expert opinions.

The company maintains a stock incentive plan under the Dow Jones 2001 Long-Term Incentive Plan. This plan provides for the grant of contingent stock rights, stock options, restricted stock, restricted stock units and other stock-based awards. The company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25) and its related interpretations. Under APB 25, stock-based compensation charged to income was $5.6 million in 2001. Had the company's stock-based compensation been determined by the fair value based method of SFAS 123, "Accounting for Stock-Based Compensation," the company's net income for 2001 would have been reduced by $13.7 million.

The company records a tax valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.
Currently, the company maintains a valuation allowance on deferred tax assets related to capital loss carryforwards. The company has considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the company were to determine that it would be able to realize all or a portion of its net deferred tax assets, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the company determine that it would not be able to realize all or a portion of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.


INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to: the cyclical nature of the company's business and the strong negative impact of economic downturns on advertising revenues; the possibility that the current weak advertising market, particularly in the financial and technology segments, will not improve or will improve more slowly than anticipated, and if it does improve, the possibility that the company will be unable to capitalize on the improvement in the face of competition for the advertising revenues from other publications and services; the company's ability to limit and manage expense growth, especially in light of its new planned growth initiatives, without harming its growth prospects; the extent to which the company is required to perform under the guarantee to Cantor Fitzgerald Securities and Market Data Corporation, and other uncertainties relating to liability under this guarantee; the intense competition the company's existing products and services face in the markets for financial news and information and advertising revenues from newspapers, specialized magazines, free and paid Internet publications and services, financial television programming and other new media, and the impact this will have on the company's initiatives to expand its existing market presence as well as to extend its consumer reach; the company's ability to expand and diversify its market segment focus beyond the financial and technology segments and the challenge it will face in attempting to become a leading presence in new market segments, such as health care, automotive, telecom, and high-end consumer goods, where competing publications and services, such as specialty and trade magazines, have already established themselves; the competition the company will face in introducing new products and services in the business-to-business market from already existing newsletters, trade publications, research reports and services; with respect to Newswires, the challenges the company will face in attempting to expand its coverage to the investment market, in the face of competing resources for in-depth news analysis; with respect to Newswires and other subscription-based products and services, the negative impact of economic downturns and consolidation on sales of the company's products and services; the company's ability to find strategic and financially attractive core-business acquisition opportunities; the company's ability to leverage its brands to develop new business opportunities and to generate advertising and other revenues from these products; the company's ability to achieve strategic alliances and to improve the growth and profitability of existing strategic alliances; with respect to the company's community newspapers business, its ability to maintain or grow margins and to strengthen its portfolio of newspaper properties, particularly given the difficulty of finding quality newspaper properties to acquire; the degree to which the company's new Personal Journal is able to generate new advertising revenues from diversified markets, such as health care and consumer goods; the extent to which the new enhancements to The Wall Street Journal will attract a broader base of readers, subscribers, and advertisers; in light of the weak advertising market and competition, the company's ability to attract advertisers to its new color printing capacity; the company's ability to increase its circulation and advertising revenues from its international print publications and to further penetrate overseas markets through print and television products, given the competition from local language publications and television networks and other international publications and television ventures; WSJ.com's ability to continue to increase revenues through building subscriber and advertiser numbers and to limit expenses; the amount of user traffic on the company's Internet sites and the pricing of advertising on Internet sites generally; potential increased regulation of on-line businesses; adverse developments relating to the company's commitments, contingencies and equity investments; cost of newsprint; and such other risk factors as may have been or may be included from time to time in the company's reports filed with the Securities and Exchange Commission.

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

Cantor and MDC advised the company that they would demand payment from Dow Jones of an amount they alleged was due on November 15, 2001 under the contract guarantee as well as future amounts due through October 2006. The company has various substantial defenses to these claims.

On November 13, 2001, the company instituted a lawsuit in the Supreme Court of the State of New York seeking a declaratory judgment with respect to the contract guarantee and the claims of Cantor and MDC. In this lawsuit the company has asked the court to find that the company does not and will not owe any payment under the contract guarantee through October 2006. In the alternative, the company has asked the court to find that if any amount is owed, it must be reduced by amounts that Cantor and MDC receive or should have received from other distribution of the data. MDC and Cantor have moved to dismiss the company's complaint. MDC has asserted counterclaims demanding payment of $10,197,416 (allegedly the balance owed by Telerate on November 15, 2001), interest, attorneys' fees, specific performance of the contract guarantee, and a declaratory judgment as to the validity and interpretation of the guarantee through October 2006.

Cantor also commenced a separate lawsuit in the Supreme Court of the State of New York seeking payment of $10 million (allegedly the balance of the November 2001 minimum payment), payment of $250 million in breach of contract damages, specific performance of the guarantee, a declaration that the guarantee remains in full force and effect, payment of approximately $16 million allegedly owed by Telerate and guaranteed by the company in the contract guarantee for the distribution of certain other data, attorneys' fees, interest, and other relief.

The company has moved to oppose MDC's and Cantor's motions, claims, and counterclaims.

ITEM 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits filed:

Exhibit
Number               Document
-------              --------

* 10.1    364-Day Credit Agreement, dated as of June 24, 2002
* 10.2    4-Year Credit Agreement, dated as of June 24, 2002
* 10.3 First Amendment, dated as of June 24, 2002, to 5-Year Credit Agreement, dated as of June 25, 2001

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

                                                DOW JONES & COMPANY, INC.
                                                -------------------------
                                                      (Registrant)


Dated: August 7, 2002                        By: /s/ Robert Perrine
                                                 ------------------------
                                                   Robert Perrine
                                                   Chief Accounting Officer
                                                   and Controller