Form 10-Q
period 2002-09-30
DOW JONES & CO INC
filed 2002-11-05
CIK 29924

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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

   The number of shares outstanding of each of the issuer's classes of common stock on September 30, 2002: 61,605,230 shares of Common Stock and 20,849,586 shares of Class B Common Stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                Dow Jones & Company, Inc.
=========================================================================================
                                               Quarters Ended           Nine Months Ended
(in thousands, except                            September 30                September 30
 per share amounts)                          2002        2001            2002        2001
-----------------------------------------------------------------------------------------
Revenues:
Advertising                              $185,308    $220,450      $  650,177  $  797,542
Information services                       69,132      72,270         211,488     218,048
Circulation and other                      97,969     104,840         300,659     325,964
-----------------------------------------------------------------------------------------
  Total revenues                          352,409     397,560       1,162,324   1,341,554
-----------------------------------------------------------------------------------------
Expenses:
News, operations and development          121,695     127,337         373,385     399,085
Selling, administrative and general       122,752     136,020         428,630     463,035
Newsprint                                  24,283      32,234          77,699     119,442
Print delivery costs                       47,572      45,600         142,715     144,942
Depreciation and amortization              28,143      25,982          84,570      81,196
Restructuring and other special charges                 1,720          11,098      33,772
-----------------------------------------------------------------------------------------
  Operating expenses                      344,445     368,893       1,118,097   1,241,472
-----------------------------------------------------------------------------------------
  Operating income                          7,964      28,667          44,227     100,082
Other income (deductions):
Investment income                             106         233             302       1,286
Interest expense                             (493)        (60)         (2,574)       (199)
Equity in losses of
 associated companies                        (674)     (1,983)            (17)    (12,040)
Gain on sale of businesses                                            197,925
Write-down of investments                              (8,827)                     (8,827)
Contract guarantee, net                    (2,901)      8,435          (9,120)     18,720
Other, net                                   (303)     (1,088)            147        (255)
-----------------------------------------------------------------------------------------
Income before income taxes and
 minority interests                         3,699      25,377         230,890      98,767
Income taxes                                3,565      11,376          51,758      38,091
-----------------------------------------------------------------------------------------
Income before minority interests              134      14,001         179,132      60,676
Minority interests                          2,312       2,667           7,139       5,415
-----------------------------------------------------------------------------------------
NET INCOME                               $  2,446    $ 16,668      $  186,271  $   66,091
=========================================================================================
Per share:
Net income per share:
  - Basic                                    $.03        $.20           $2.22        $.77
  - Diluted                                   .03         .19            2.21         .76
Weighted-average shares outstanding:
  - Basic                                  83,450      85,213          83,933      86,044
  - Diluted                                83,768      85,777          84,379      86,646

Cash dividends declared                                                  $.75        $.75
-----------------------------------------------------------------------------------------
Comprehensive income                     $  1,731    $ 26,662      $  189,072  $   68,706
=========================================================================================

See notes to condensed consolidated financial statements.

                        CONDENSED CONSOLIDATED
                  STATEMENTS OF CASH FLOWS (Unaudited)
                        Dow Jones & Company, Inc.

=========================================================================
                                           Nine Months Ended September 30
(in thousands)                                         2002          2001
-------------------------------------------------------------------------
Operating Activities:
Net income                                         $186,271      $ 66,091
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                        84,570        81,699
Equity in losses of associated companies,
 net of distributions                                 4,067        19,362
Gain on sale of businesses                         (197,925)
Write-down of assets                                               12,473
Contract guarantee, net                               9,120       (18,720)
Changes in assets and liabilities:
  Accounts receivable                                16,355        57,106
  Other assets                                       29,184        13,347
  Accounts payable and accrued liabilities          (43,100)      (34,344)
  Income taxes                                      (23,521)       26,238
  Unearned revenue                                  (12,659)      (13,450)
  Other liablities                                   16,965        11,141
Other, net                                           (7,475)       (6,888)
-------------------------------------------------------------------------
    Net cash provided by
      operating activities                           61,852       214,055
-------------------------------------------------------------------------
Investing Activities:
Additions to plant and property                     (63,820)      (96,441)
Funding of equity-method investments                (24,295)      (25,690)
Disposition of businesses and investments           247,911         1,176
Other, net                                           14,665       (10,795)
-------------------------------------------------------------------------
    Net cash provided by (used in)
      investing activities                          174,461      (131,750)
-------------------------------------------------------------------------
Financing Activities:
Cash dividends                                      (63,066)      (64,641)
Increase in long-term debt                           58,036        82,556
Reduction of long-term debt                        (135,069)
Repurchase of treasury stock                       (112,345)     (134,222)
Proceeds from sales under stock
 compensation plans                                  13,798        13,878
Contribution from minority partner                    5,737         3,930
-------------------------------------------------------------------------
    Net cash used in financing activities          (232,909)      (98,499)
-------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents      3,404       (16,194)
Cash and cash equivalents at beginning of year       21,026        49,347
-------------------------------------------------------------------------
Cash and cash equivalents at September 30          $ 24,430      $ 33,153
=========================================================================

See notes to condensed consolidated financial statements.

                          CONDENSED CONSOLIDATED
                        BALANCE SHEETS (Unaudited)
                        Dow Jones & Company, Inc.

=========================================================================
                                             September 30     December 31
(in thousands)                                       2002            2001
-------------------------------------------------------------------------
Assets:
Cash and cash equivalents                      $   24,430      $   21,026
Accounts receivable-trade, net                    138,801         162,559
Newsprint inventory                                12,991          10,810
Deferred income taxes                              10,445          10,648
Other current assets                               45,712          40,916
-------------------------------------------------------------------------
  Total current assets                            232,379         245,959
-------------------------------------------------------------------------
Investments in associated companies,
 at equity                                         81,654          78,985
Other investments                                   7,580           6,700

Plant and property, at cost                     1,681,853       1,673,193
Less, accumulated depreciation                    953,942         911,844
-------------------------------------------------------------------------
                                                  727,911         761,349
Intangible assets, principally goodwill            57,589          81,583
Deferred income taxes                              79,880          99,919
Other assets                                        7,688          23,845
-------------------------------------------------------------------------
  Total assets                                 $1,194,681      $1,298,340
=========================================================================
Liabilities:
Accounts payable and accrued liabilities       $  253,364      $  283,494
Contract guarantee obligation                      98,560          47,151
Income taxes                                       40,386          66,260
Unearned revenue                                  188,109         204,988
-------------------------------------------------------------------------
  Total current liabilities                       580,419         601,893
Long-term debt                                     96,925         173,958
Deferred compensation, principally
 postretirement benefit obligation                265,837         247,915
Contract guarantee obligation                     142,884         185,173
Other noncurrent liabilities                       39,486          43,755
-------------------------------------------------------------------------
  Total liabilities                             1,125,551       1,252,694
-------------------------------------------------------------------------
Minority Interests in Subsidiaries                  2,468           3,869

Stockholders' Equity:
Common stock                                      102,181         102,181
Additional paid-in capital                        122,624         127,846
Retained earnings                                 738,068         614,863
Accumulated other comprehensive income (loss)       1,502          (1,299)
-------------------------------------------------------------------------
                                                  964,375         843,591
Less, treasury stock, at cost                     897,713         801,814
-------------------------------------------------------------------------
  Total stockholders' equity                       66,662          41,777
-------------------------------------------------------------------------
  Total liabilities and stockholders' equity   $1,194,681      $1,298,340
=========================================================================

See notes to condensed consolidated financial statements.

                                     -4-

                       NOTES TO FINANCIAL STATEMENTS
                         Dow Jones & Company, Inc.

1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company's consolidated financial position as of September 30, 2002, the consolidated results of operations for the three and nine-month periods ended September 30, 2002 and 2001 and consolidated cash flows for the nine-month periods then ended. In management's opinion, all adjustments necessary for a fair presentation in accordance with generally accepted accounting principles are reflected in the financial statements presented.

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

2. Effective January 1, 2002, the company adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". SFAS 142 requires that an intangible asset acquired either individually or with a group of other assets be initially recognized and measured based on fair value. An intangible with a finite life is amortized over its useful life, while an intangible asset with an infinite life, including goodwill, is not amortized. All intangible assets, including goodwill, are tested at least annually for impairment. As of September 30, 2002, the company had completed its transitional impairment review, which did not result in an impairment of its intangible assets.

The following table reflects net income and basic and diluted earnings per share assuming SFAS 142 had been adopted on January 1, 2001:

===================================================================================
                                                                  Nine months ended
(in thousands, except per share amounts)                      2002             2001
-----------------------------------------------------------------------------------
Net income, as reported                                   $186,271          $66,091
Add back: goodwill amortization expense, net of tax                           2,489
                                                          --------          -------
Adjusted net income                                       $186,271          $68,580

Basic earnings per share:
As reported                                                  $2.22             $.77
Adjusted                                                     $2.22             $.80

Diluted earnings per share:
As reported                                                  $2.21             $.76
Adjusted                                                     $2.21             $.79
===================================================================================

3. Contract Guarantee, net: Under the terms of the company's 1998 sale of Telerate to Bridge Information Systems (Bridge), Dow Jones retained its guarantee of payments under certain circumstances of certain minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC). The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions. Bridge agreed to indemnify Dow Jones for any liability Dow Jones incurred under the contract guarantee with respect to periods subsequent to Bridge's purchase of Telerate. In 2000, based in part on uncertainty with Bridge's solvency as well as other factors, the company established a reserve of $255 million representing the net present value of the total estimated payments from 2001 through October 2006, using a discount rate of 6%. Bridge filed for bankruptcy in February 2001 but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC. The company is now in litigation with Cantor and MDC with respect to their claims for amounts due under the contract guarantee. The company has various substantial defenses to these claims and the litigation is proceeding. The third quarter of 2002 included a charge of $2.9 million, or $.03 per diluted share, reflecting the amortization of the discount on this guarantee. For the first nine months of 2002, the amortization of the discount totaled $9.1 million, or $.11 per diluted share. The third quarter of 2001 included a net gain of $8.4 million, or $.10 per diluted share, reflecting payments made by Bridge net of amortization of the discount. For the first nine months of 2001 the company recorded net gains of $18.7 million, or $.21 per diluted share, relating to this matter.

4. The second quarter of 2002 included a gain of $44.5 million ($38 million after taxes, or $.45 per diluted share) from the sale of a community newspaper to Eagle-Tribune Publishing Company. The first quarter of 2002 included a gain of $153.4 million ($126.1 million after taxes, or $1.49 per diluted share) resulting from the sale of four of the company's Ottaway newspapers to Community Newspapers Holdings, Inc. On October 1, 2002, the company purchased the Ashland Daily Tidings and the Medford Nickel, two small publications in southern Oregon, for $7.8 million, from Lee Enterprises.

5. The second quarter of 2002 included restructuring charges of $11.1 million ($6.3 million after taxes and minority interests, or $.07 per diluted share) largely reflecting employee severance related to a workforce reduction across the print and electronic publishing and corporate segments. The third quarter 2001 included charges to operating income of $1.7 million ($1 million after taxes, or $.01 per diluted share) related to the September 11 World Trade Center Disaster. The charge included temporary relocation related costs and a charitable donation of $1 million to the September 11 Fund, which were partly offset by savings from World Financial Center rent abatement. The second quarter of 2001 included restructuring charges of $17.2 million ($10.4 million after taxes and minority interests, or $.12 per diluted share) for employee severance and for a technology asset write-down related to WSJ.com. The first quarter of 2001 included restructuring charges of $14.9 million ($9.1 million after taxes and minority interests, or $.10 per diluted share) for employee severance related to a workforce reduction and for asset write-downs associated with online businesses which were made obsolete or were redundant and abandoned as a result of the restructuring plan.


The following table displays the activity and balances for the nine months ended
September 30, 2002 of the restructuring reserve account:
===================================================================================
                   December 31,                                        September 30,
                          2001       Additional      Net Cash                  2002
(in thousands)         Reserve          Reserve      Payments               Reserve
-----------------------------------------------------------------------------------
Employee severance     $12,541          $10,861       $16,734                $6,668
Other exit costs           336              237            51                   522
===================================================================================

As of September 30, 2002, almost all of the roughly 550 full-time employees that were part of the 2001 workforce reductions have been terminated, and about 87% of the 165 full-time employees that were part of the second quarter 2002 workforce reduction have been terminated. The majority of the remaining separations are expected to be completed by the end of the fourth quarter 2002.

6. In the fourth quarter of 2002, the company initiated a workforce reduction of approximately 230 full-time employees (3.3% of the full time employees at September 30, 2002). The company expects to record a pretax charge for this matter of approximately $12 million, or $.09 per share.

7. In the second quarter of 2002, equity in earnings of associated companies included the company's share of special gains at CNBC Asia of $3.9 million ($.05 per diluted share). These gains consisted of a $2.5 million gain from the favorable settlement of a contractual obligation and a $1.4 million gain from the sale of an investment by CNBC Asia. The third quarter 2001 included
                                     -6-

a $1.2 million ($0.7 million after taxes, or $.01 per diluted share) gain relating to the early extinguishment of debt for CNBC Europe.  The first quarter of 2001 included a $2.4 million ($1.6 million after taxes, or $.02 per diluted share) charge to equity in losses of associated companies for costs related to the shut-down of Work.com, a joint venture with Excite@Home.

8.  The third quarter 2001 included a write-down of $8.8 million, or $.11 per diluted share, from the impairment in the value of the company's investments in Nation
Multimedia Group Public Co., a multimedia company in Thailand, and iBEAM Broadcasting
Corp., a provider of streaming video services.


9. Diluted earnings per share have been computed as follows:
=============================================================================
                                       Quarters Ended       Nine Months Ended
(in thousands, except                    September 30            September 30
 per share amounts)                   2002       2001         2002       2001
-----------------------------------------------------------------------------
Net income                          $2,446    $16,668     $186,271    $66,091

Weighted-average shares
 outstanding - basic                83,450     85,213       83,933     86,044
Stock options                          116        367          268        422
Other, principally
 contingent stock rights               202        197          178        180
-----------------------------------------------------------------------------
Weighted-average shares
 outstanding - diluted (1) (2)      83,768     85,777       84,379     86,646

Diluted earnings per share            $.03       $.19        $2.21       $.76
=============================================================================
(1)  The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options are used to acquire treasury stock at the average market value of the stock during the year.

(2)  Options to purchase 7,385,000 shares in the first nine months of 2002 at an average price of
$56.29 were excluded from the diluted earnings per share calculation because the options' exercise prices were greater than the average market price for 2002 and to include such securities would be antidilutive, or would, in effect, actually reduce the number of shares outstanding.  Options to purchase 3,311,000 shares in the first nine months of 2001 at an average price of $61.18 were excluded because to include such securities would be antidilutive.


10. Comprehensive income was computed as follows:

==========================================================================
                                    Quarters Ended       Nine Months Ended
                                      September 30            September 30
(in thousands)                     2002       2001         2002       2001
--------------------------------------------------------------------------
Net income                       $2,446    $16,668     $186,271    $66,091

Foreign currency
 translation adjustments           (126)     2,045        1,120     (2,345)

Adjustments for realized loss
 included in net income                      7,949                   6,206

Unrealized (loss) gain on
 investments                       (589)                  1,681     (1,246)
--------------------------------------------------------------------------
Comprehensive income             $1,731    $26,662     $189,072    $68,706
==========================================================================

11. The company's operations by business segment were as follows:

                           SEGMENT INFORMATION
=============================================================================
                                     Quarters Ended         Nine Months Ended
                                       September 30              September 30
(in thousands)                      2002       2001         2002         2001
-----------------------------------------------------------------------------
Revenues:
Print publishing                $205,342   $229,280   $  702,647   $  840,699
Electronic publishing             75,173     78,235      231,586      239,895
Community newspapers:
  Continuing operations           71,894     71,426      205,917      205,000
  Divested operations                        18,619       22,174       55,960
                                --------   --------   ----------   ----------
  Consolidated revenues         $352,409   $397,560   $1,162,324   $1,341,554
-----------------------------------------------------------------------------
Income before income taxes
 and minority interests:
Print publishing                $(18,005)  $   (981)  $  (29,925)  $   45,822
Electronic publishing             13,580     12,978       41,528       22,960
Community newspapers:
  Continuing operations           20,554     19,981       54,590       50,337
  Divested operations                         4,591        5,255       13,772
Corporate                         (8,165)    (7,902)     (27,221)     (32,809)
                                --------   --------   ----------   ----------
  Consolidated operating income $  7,964   $ 28,667   $   44,227   $  100,082

Equity in losses
 of associated companies            (674)    (1,983)         (17)     (12,040)
Gain on sale of businesses                               197,925
Write-down of investments                    (8,827)                   (8,827)
Contract guarantee, net           (2,901)     8,435       (9,120)      18,720
Other income, net                   (690)      (915)      (2,125)         832
                                --------   --------   ----------   ----------
  Income before income taxes
   and minority interests       $  3,699   $ 25,377   $  230,890   $   98,767
-----------------------------------------------------------------------------
Depreciation and amortization (D&A):
Print publishing                $ 18,818   $ 16,082   $   55,058   $   51,237
Electronic publishing              6,363      5,520       19,794       16,700
Community newspapers:
  Continuing operations            2,722      3,168        8,318        9,555
  Divested operations                           924          681        2,844
Corporate                            240        288          719          860
                                --------   --------   ----------   ----------
  Consolidated D&A              $ 28,143   $ 25,982   $   84,570   $   81,196
=============================================================================

	Excluding restructuring charges, segment operating income was as follows:

(in thousands)                       Quarters Ended         Nine Months Ended
                                       September 30              September 30
                                    2002       2001         2002         2001

Print publishing                $(18,005)  $   (363)    $(21,615)    $ 63,319
Electronic publishing             13,580     13,080       43,971       35,146
Community newspapers:
  Continuing operations           20,554     19,981       54,590       50,658
  Divested operations                         4,591        5,255       13,772
Corporate                         (8,165)    (6,902)     (26,876)     (29,041)
                                --------   --------	 --------     --------
Consolidated operating income   $  7,964   $ 30,387     $ 55,325     $133,854


12. In addition to the litigation that is separately disclosed on page 20 of this Form 10-Q, there are various libel actions and other legal proceedings that have arisen in the ordinary course of business that are pending against the company and its subsidiaries. In the opinion of management, based on legal counsel, the ultimate outcome to the company and its subsidiaries as a result of these other legal proceedings will not have a material effect on the company's financial statements. In addition, the company has insurance coverage for many of these matters.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Third quarter 2002 results reflected the continued difficult global business-to-business advertising environment. While The Wall Street Journal's consumer-based advertising, representing 25% of total Journal advertising volume, rebounded in the quarter with a 10.5% increase, and color advertising pages increased 35% over last year, these increases were more than offset by declines in business-to-business advertising at the Journal, particularly in its core financial and technology segments. This advertising shortfall was partially mitigated by solid financial performance at our electronic publishing and community newspapers segments, along with improved performance at our equity investments and continued cost controls.

During the third quarter, the company continued to execute its long-range strategic plan. The cornerstone of this plan is our $226 million, four year color print expansion project. In April 2002, we successfully completed the final phase of this project with the debut of Today's Journal. The early successes of this project are evidenced by increases in color advertising, improving circulation economics and positive reactions from subscribers. Color advertising pages, which are billed at a premium, were up 35% when compared to last year's third quarter. Circulation revenue at the Journal increased modestly in the third quarter of 2002 reflecting in part, increased subscriber renewal and new order rates as well as an additional publishing day compared with the third quarter last year. In addition, on October 1, 2002 the company implemented a $14 price increase for an annual subscription to The Wall Street Journal to $189. This rate increase, the first since 1997, is expected to increase circulation revenue by about $10 million next year.


RESULTS FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Third Quarter Results

Net income for the third quarter of 2002 was $2.4 million, or $.03 per diluted share, compared with earnings of $16.7 million, or $.19 per diluted share, in the third quarter of 2001. Earnings per share included a special charge of $.03 per share in the third quarter of 2002 and a special net charge of $.01 per share for the like period last year. These special items are detailed beginning on page 16.

Third quarter 2002 revenues of $352.4 million were $45.2 million, or 11%, below the third quarter of 2001. Company-wide advertising revenue fell $35.1 million, or 16%. Excluding Ottaway divested newspapers, advertising revenue decreased $22.1 million, or approximately half of the total revenue decline, due to the continued weakness in the global business-to-business advertising environment. Information services revenue declined $3.1 million, or 4.3%, primarily due to lower Newswires revenue on continued contraction in the securities industry. Circulation and other revenues decreased $6.9 million, or 6.6%. Excluding Ottaway divested newspapers, circulation and other revenue was down 1.3%, as increased circulation revenue was more than offset by lower list rental revenue, commercial printing and reprint revenues.

Operating expenses of $344.4 million for the third quarter of 2002 were $24.4 million, or 6.6%, below third quarter 2001 levels. Excluding special charges in 2001 related to the World Trade Center Disaster, divested operations and newsprint expenses, operating expenses were down $2.5 million, or 0.8%, due to lower employee-related costs and continued company-wide efforts to control costs somewhat offset by an increase in depreciation expense related to Today's Journal. Newsprint expense, excluding divested operations, was down 20% as a result of a 21% drop in prices slightly offset by a 1% increase in newsprint consumption. The increase in newsprint consumption was attributed to an additional publishing day at U.S. print publications in the third quarter 2002 compared with the third quarter a year ago as well as an increase in circulation. Employee compensation expense for the third quarter of 2002, excluding divested Ottaway newspapers, was down approximately 2.5%. The number of full-time employees at September 30, 2002 was down 1,090, or 13%, from the comparable period last year. Excluding the reduction in headcount from the sale of the five Ottaway properties, the number of full-time employees was down 7%.

Third quarter operating income was $8 million (2.3% of revenues), down $20.7 million, or 72%, from $28.7 million (7.2% of revenues) last year. Excluding special charges from September 11 and Ottaway divested operations, operating income decreased $17.8 million, or 69%, from the like period a year ago.
The drop-off in print publishing results was mitigated by increased profitability and margins at the electronic publishing and continuing community newspapers segments.

Nine Month Results

Net income for the first nine months of 2002 was $186.3 million, or $2.21 per diluted share, compared to net income of $66.1 million, or $.76 per diluted share, in the first nine months of 2001. Included in earnings per share were special items netting to a gain of $1.81 per share in 2002 and a loss of $.14 per share in 2001. These special items are detailed beginning on page 16.

Revenues for the first nine months of 2002 of $1.2 billion fell $179.2 million, or 13%, from revenues of $1.3 billion in the like period a year ago. Excluding Ottaway divested newspapers, revenues were down $145.4 million, or 11%, primarily as a result of the ongoing difficult global advertising environment and our reliance on the financial and technology sectors.

For the first nine months of 2002, operating expenses of $1.1 billion decreased $123.4 million, or 9.9%, from the first nine months of 2001. Operating expenses, excluding special charges from both periods, divested operations and newsprint expenses, were down $37.5 million, or 3.6%, from 2001 expense levels as the company's cost reduction measures were partially offset by $13.9 million in launch costs as well as ongoing costs of Today's Journal. Newsprint expense, excluding divested operations, was down 33% as a result of a 25% drop in prices coupled with a 10% reduction in newsprint consumption.

Operating income for the first nine months of 2002 was $44.2 million (3.8% of revenues) compared to $100.1 million (7.5% of revenues) in the comparable period last year. Excluding special charges and Ottaway divested operations, operating income of $50.1 million (4.4% of revenues) decreased $70 million, or 58%, from the first nine months of 2001.

SEGMENT DATA

The company reports its operations in three segments: Print Publishing, Electronic Publishing and Community Newspapers.

PRINT PUBLISHING

===========================================================================
                                      Quarters Ended      Nine Months Ended
                                        September 30           September 30
(in thousands)                       2002       2001        2002       2001
---------------------------------------------------------------------------
U.S. Publications:
  Advertising                    $119,322   $136,604    $435,040   $539,171
  Circulation and other            67,505     67,209     203,194    210,966

International Publications:
  Advertising                      10,020     16,197      37,467     58,814
  Circulation and other             8,495      9,270      26,946     31,748
---------------------------------------------------------------------------
Total revenue                     205,342    229,280     702,647    840,699
Operating expenses                223,347    230,261     732,572    794,877
---------------------------------------------------------------------------
Operating (loss) income          $(18,005)  $   (981)   $(29,925)  $ 45,822
Operating margin                     (8.8)%      (.4)%      (4.3)%      5.5%
---------------------------------------------------------------------------
Included in operating expenses:
Special charges                             $    618    $  8,310   $ 17,497
Depreciation and amortization    $ 18,818     16,082      55,058     51,237
===========================================================================

Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations (results of the company's international television ventures are included in equity in losses of associated companies). Print publishing accounted for approximately 58% of 2002's third quarter revenues, of which approximately 9% were earned by international publications. The third quarter is historically the lightest advertising volume quarter of the year.

Print publishing's third quarter 2002 revenues decreased $23.9 million, or 10%, from the like period a year ago. Advertising revenue for U.S. publications decreased $17.3 million, or 13%, reflecting a 12% (13.3% on a per-issue basis) decline in Wall Street Journal advertising linage offset by a 3.3% increase in Barron's advertising volume (on a per-issue basis, Barron's volume was down 4.1%). U.S. television revenue increased 31%.

Advertising volume declines continued to be driven by the recessionary global business-to-business advertising environment. The difficult environment has particularly affected the segment's core technology and financial advertising sectors, which comprised about 39% of total U.S. Journal advertising linage. Overall Journal advertising linage was down 12% in the third quarter 2002, compared with a 41.2% decline in last year's third quarter. Excluding September 11 related advertising cancellations from 2001, advertising linage would be down about 19% in the third quarter 2002. While this would reflect the lowest quarterly decline since the fourth quarter of 2000, the company is not yet seeing any meaningful signs of a recovery in business-to-business advertising.

By category, general linage, which comprised 38.7% of total linage, fell 13.6% in the quarter due to declines in public utilities, professional service and other business-to-business advertising offset by increases in hotel and resort advertising. Within the general advertising category, consumer advertising, which represents 25% of total linage, increased 10.5%. The increase in general consumer advertising, however, was more than offset by a 38.3% decline in general business advertising. Technology linage, which represented 20.2% of total linage, declined 10.5% primarily due to decreases in business-to-business e-commerce and software advertising offset slightly by increases in communications, personal computer and computer hardware advertising. Financial linage, which comprised 19.3% of total linage, declined 17.8% in the quarter, primarily due to decreases in tenders/rebuttals, new issues and investment advisory advertising offset by improvements in tombstones and savings and loan advertising. Classified and other linage, which accounted for the remaining 21.8% of total linage, decreased 4.1% in the quarter due to declines in commercial real estate and recruitment advertising.

Third quarter 2002 circulation and other revenues for U.S. print publications increased slightly from the third quarter of 2001 as increases in circulation for regular and educational subscriptions were offset by declines in list rental and other revenues. Average circulation for The Wall Street Journal was 1,792,000 for the third quarter of 2002, up from 1,709,000 in the like period last year. Barron's third quarter average circulation was 305,000 in 2002, up from 273,000 in the third quarter of 2001.

International print advertising revenues fell $6.2 million, or 38%, reflecting lower advertising volume and the divestiture earlier this year of a small near break-even publication in South America. Advertising linage at The Wall Street Journal Europe and The Asian Wall Street Journal fell 6.3% (7.7% on a per issue basis) and 20.5% (21.8% on a per-issue basis), respectively. Advertising pages at The Far Eastern Economic Review declined 38.5%. Excluding the loss of advertising from the divested publication in South America, international print advertising revenue was down 27%.

International print circulation and other revenues for the third quarter 2002 were down $0.8 million, or 8.4%, from 2001. Average combined circulation in the third quarter of 2002 for the international editions of The Wall Street Journal was 158,000, down 11% from 178,000 for the same period a year ago. The decline in revenue was caused by a decrease in circulation somewhat offset by a higher rate per copy in the third quarter of 2002 as a result of the weaker dollar against the euro.

Print publishing third quarter 2002 expenses were $6.9 million, or 3%, better than third quarter 2001 levels. Excluding special charges in 2001 related to the September 11 World Trade Center Disaster, expenses decreased $6.3 million, or 2.7%, due to lower newsprint expense, aggressive cost controls and lower compensation costs, somewhat offset by an increase in depreciation expense related to Today's Journal. Newsprint expense decreased 18% as a result of a 21% decline in newsprint prices offset by a 3% increase in consumption. The increase in consumption was a result of an increase in circulation volume as well as one more publishing day in the third quarter of 2002 relative to the third quarter of 2001.

Print publishing operating loss for the third quarter of 2002 was $18 million (8.8% of revenues), down $17 million from last year's third quarter operating loss of $1 million (.4% of revenues). Excluding special charges in 2001 related to the September 11 World Trade Center Disaster, the operating loss was $18 million (8.8% of revenues) compared with an operating loss of $0.4 million (.2% of revenues) in the third quarter of 2001.

Print publishing U.S. revenues for the first nine months of 2002 fell $111.9 million, or 15%, from $750.1 million last year, reflecting a 20.5% linage decline for The Wall Street Journal and a 13% decline in Barron's advertising volume. International print revenues were down $26.1 million, or 29%, as advertising linage for The Wall Street Journal Europe and The Asian Wall Street Journal fell 26.6% and 31.4%, respectively. Excluding the loss of revenue from the divested publication in South America,
international print advertising revenue was down 22%.   Print publishing
circulation and other revenues were down $12.6 million, or 5.2%, in the first nine months of 2002, when compared with last year.

Operating expenses for the first nine months of 2002 were $732.6 million, down $62.3 million, or 7.8%, from the same period last year. Excluding restructuring and other special charges in both periods, operating expenses decreased $53.1 million, or 6.8%, due to lower newsprint expenses, lower compensation expense and continued cost controls, offset somewhat by costs related to the launch of Today's Journal.

Print publishing operating loss of $29.9 million (4.3% of revenues) was $75.7 million worse than last year's operating income of $45.8 million (5.5% of revenues). Excluding restructuring and other special charges, operating losses were $21.6 million (3.1% of revenues) compared with operating income of $63.3 million (7.5% of revenues) for the first nine months of 2001.


ELECTRONIC PUBLISHING

===========================================================================
                                      Quarters Ended      Nine Months Ended
                                        September 30           September 30
(in thousands)                       2002       2001        2002       2001
---------------------------------------------------------------------------
Dow Jones Newswires:
  North America                   $43,676    $48,397    $134,323   $146,394
  International                    10,635     10,379      33,670     31,395
---------------------------------------------------------------------------
Total Newswires                    54,311     58,776     167,993    177,789
Consumer Electronic Publishing     12,029     11,430      36,340     36,222
Dow Jones Indexes/Ventures          8,833      8,029      27,253     25,884
---------------------------------------------------------------------------
Total revenue                      75,173     78,235     231,586    239,895
Operating expenses                 61,593     65,257     190,058    216,935
---------------------------------------------------------------------------
Operating income                  $13,580    $12,978    $ 41,528   $ 22,960
Operating margin                     18.1%      16.6%       17.9%      9.6%
---------------------------------------------------------------------------
Included in operating expenses:
Special charges                              $   102    $  2,443   $ 12,186
Depreciation and amortization     $ 6,363      5,520      19,794     16,700
===========================================================================

Electronic publishing includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites as well as the company's licensing/business development businesses. Revenues in this segment are mainly subscription based. Electronic publishing comprised about 21% of 2002's third quarter revenues.

Electronic publishing revenue for the third quarter of 2002 of $75.2 million fell $3.1 million, or 3.9%, from $78.2 million in the third quarter of last year. Electronic publishing results reflected increased profitability and margins despite lower revenues, as costs continued to be closely controlled.

Dow Jones Newswires revenue decreased $4.5 million, or 7.6%, when compared to the like quarter in 2001, reflecting a decline of 9.8% in North America offset slightly by 2.5% growth overseas. Newswires revenue in North America was down due to a decline in retail revenue caused by ongoing retrenchment in the U.S. securities industry and a reduction in on-line brokerage revenue. These declines were partially offset by revenue generated by a wholesale agreement to deliver a selection of Dow Jones news bundled into all Moneyline Telerate terminals worldwide. International newswires revenue increased due to an increase in international terminals as a result of the Moneyline terminal bundling agreement. At the end of the third quarter of 2002, there were 324,000 terminals carrying Dow Jones Newswires compared with 326,000 for the like period a year ago. North American terminals decreased 24,000, which were offset almost entirely by an increase in international newswire terminals of 22,000. The company is working on its Newswires of the Future project, a web-style product that will improve the presentation of the newswires, adding clarity, links, stock quotes and convenience to news feeds. Phase one of the project is expected to go live early next year.

Consumer Electronic Publishing revenues increased $0.6 million, or 5.2%, from the third quarter of last year due to a 24% improvement in display/banner advertising coupled with increased subscriber revenue, which was offset by a decrease in licensing and content distribution revenue. The number of Online Journal subscribers at the end of September 2002 increased to 664,000, up 9% from 609,000 at the end of September 2001. The redesigned WSJ.com website, launched earlier this year, has helped drive advertising revenue and circulation growth and has also met with positive response from subscribers. In July 2002, the company implemented a 34% subscription increase for the Online Journal bringing the standard annual subscription price to $79. This increase is expected to generate $5 million of additional subscription revenue in 2003.

Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes, reprints/permissions and radio businesses, were up $0.8 million, or 10%. The increase in revenues was attributed to higher revenues at Dow Jones Indexes and in radio revenue, somewhat offset by a decline in reprints revenue.

Electronic publishing expenses decreased $3.7 million, or 5.6%, from the third quarter of 2001. Excluding special charges in 2001, operating expenses were reduced by $3.6 million, or 5.5%, primarily due to reduced compensation and royalty expense partially offset by increased depreciation expense from the relaunch of WSJ.com earlier this year.

Operating income of $13.6 million (18.1% of revenues) for the third quarter of 2002 was $0.6 million, or 4.6%, higher than 2001 operating income of $13 million (16.6% of revenues), as reduced losses at Consumer Electronic Publishing and increased profits at Dow Jones Indexes/Ventures were partially offset by lower earnings at Newswires. Excluding special charges in 2001, electronic publishing operating income of $13.6 million (18.1% of revenues) increased $0.5 million, or 3.8%, from profits of $13.1 million (16.7% of revenues) in the third quarter of 2001.

Electronic publishing revenues for the first nine months of 2002 decreased $8.3 million, or 3.5%, from the first nine months of 2001, primarily as a result of a decline in Newswires revenue. Operating expenses for the first nine months of 2002 of $190.1 million were $26.9 million, or 12%, better than the first nine months of 2001. Excluding special charges in both periods, operating expenses decreased $17.1 million, or 8.4%, from 2001 levels. Operating income for the first nine months of 2002 was $41.5 million (17.9% of revenues) compared with $23 million (9.6% of revenues) for the same period last year. Excluding special charges in both periods, operating income of $44 million (19.0% of revenues) was 25% better than 2001 operating income of $35.1 million (14.7% of revenues).

COMMUNITY NEWSPAPERS

===========================================================================
                                      Quarters Ended      Nine Months Ended
                                        September 30           September 30
(in thousands)                       2002       2001        2002       2001
---------------------------------------------------------------------------
Advertising
  Continuing operations           $51,352    $50,379    $146,844   $145,248
  Divested operations                         13,074      15,707     39,477
                                  -------    -------    --------   --------
Total advertising                  51,352     63,453     162,551    184,725

Circulation and other
  Continuing operations            20,542     21,047      59,073     59,752
  Divested operations                          5,545       6,467     16,483
                                  -------    -------    --------   --------
Total circulation and other        20,542     26,592      65,540     76,235

Total revenue                      71,894     90,045     228,091    260,960
---------------------------------------------------------------------------
Operating expenses
  Continuing operations            51,340     51,445     151,327    154,663
  Divested operations                         14,028      16,919     42,188
                                  -------    -------    --------   --------
Total operating expenses           51,340     65,473     168,246    196,851
---------------------------------------------------------------------------
Operating income
  Continuing operations            20,554     19,981      54,590     50,337
  Divested operations                          4,591       5,255     13,772
                                  -------    -------    --------   --------
Total operating income            $20,554    $24,572    $ 59,845   $ 64,109

Operating margin
  Continuing operations              28.6%      28.0%       26.5%      24.6%
  Divested operations                           24.7        23.7       24.6
---------------------------------------------------------------------------
Included in operating expenses:
Special charges                                                    $    321
Depreciation and amortization
  Continuing operations           $ 2,722    $ 3,168    $  8,318      9,555
  Divested operations                            924         681      2,844
===========================================================================

Community newspapers includes the operations of Ottaway Newspapers, which publishes 14 daily newspapers and 13 weekly newspapers in 9 states in the U.S. Community newspapers comprised about 21% of 2002's third quarter revenues.

Community newspapers third quarter 2002 revenues declined $18.2 million, or 20%, from the third quarter of 2001. Excluding divested newspapers, revenues increased $0.5 million, or 0.7%, from a year ago. Advertising revenue, excluding divested newspapers, rose $1 million, or 1.9%, as a 1.7% decline in overall advertising linage was more than offset by rate increases and higher preprint advertising revenue. Circulation and other revenue, excluding divested newspapers, was down $0.5 million, or 2.4%, from the third quarter of 2001, with other revenue down 18% due to a decline in commercial printing revenue. Average circulation excluding divested properties for the dailies was 392,000 for the third quarter of 2002 versus 395,000 for the same period last year.

Operating expenses for the third quarter of 2002 declined $14.1 million, or 22%, when compared to last year. Excluding divested newspapers, operating expenses decreased slightly, 0.2%, as lower newsprint costs were partially offset by higher employee compensation. Newsprint expenses, excluding divested operations, were down 28% reflecting a 23% decline in average newsprint prices coupled with a 7% reduction in consumption.
                                     -15-

Operating income for the third quarter of 2002 of $20.6 million (28.6% of revenues) decreased $4 million, or 16%, from income of $24.6 million (27.3% of revenues) for the third quarter of 2001. Excluding divested operations, operating income was $20.6 million (28.6% of revenues) compared with operating income of $20 million (28% of revenues) in the third quarter of 2001.

During the first nine months of 2002, the company sold five community newspaper properties, completing the divestiture phase of our strategy to enhance the Ottaway newspaper portfolio. On October 1, 2002, the company purchased the Ashland Daily Tidings and the Medford Nickel, two small publications in southern Oregon, for $7.8 million, from Lee Enterprises.

Revenues for the first nine months of 2002 of $228.1 million were $32.9 million, or 13%, lower than revenues of $261 million in 2001. Excluding divested newspapers, revenues of $205.9 million were $0.9 million, or 0.4%, better than 2001. Operating expenses for the first nine months of 2002 were $28.6 million, or 15%, lower than last year's levels. Excluding divested operations, operating expenses were $3.3 million, or 2.2%, better than the like period a year earlier. Operating income of $59.8 million (26.2% of revenues) for the first nine months of 2002 was $4.3 million, or 6.7%, worse than 2001's operating income of $64.1 million (24.6% of revenues).
Excluding divested operations and 2001 restructuring charges of $0.3 million, operating income of $54.6 million (26.5% of revenues) was $3.9 million, or 7.8%, better than income of $50.7 million (24.7% of revenues) in the first nine months of 2001.

SPECIAL ITEMS

The following table summarizes special items for the third quarter and the nine months ended September 30, 2002 and 2001. The term "special items," as used throughout management's discussion and analysis, refers to those items within the table.

Summary of Special Items

(in millions, except per share amounts)
                                              2002                    2001
                                      -----------------------  ---------------------
QUARTERS ENDED SEPTEMBER 30           Pre-tax     Net     EPS  Pre-tax    Net    EPS
---------------------------           -------     ---     ---  -------    ---    ---
Included in operating income:
  WTC disaster-related                                          ($1.7)  ($1.0) ($.01)
Included in other income:
  Reserve for contract guarantee, net  ($2.9)   ($2.9)  ($.03)    8.4     8.4    .10
  CNBC International special gain                                 1.2      .7    .01
  Write-down of investments                                      (8.8)   (8.8)  (.11)
                                      ------   ------   -----   -----   -----   ----
TOTAL                                  ($2.9)   ($2.9)  ($.03)  ($0.9)  ($0.7) ($.01)


                                              2002                    2001
                                      -----------------------  ---------------------
NINE MONTHS ENDED SEPTEMBER 30        Pre-tax     Net     EPS  Pre-tax    Net    EPS
------------------------------        -------     ---     ---  -------    ---    ---
Included in operating income:
  Restructuring charges              ($ 11.1) ($  6.3) ($ .07) ($32.1) ($19.5) ($.22)
  WTC disaster-related                                           (1.7)   (1.0)  (.01)
Included in other income:
  Reserve for contract guarantee, net   (9.1)    (9.1)   (.11)   18.7    18.7    .21
  Shut-down of Work.com                                          (2.4)   (1.6)  (.02)
  CNBC International special gain        3.9      3.9     .05     1.2      .7    .01
  Write-down of investments                                      (8.8)   (8.8)  (.11)
  Gains on sale of ONI properties      197.9    164.1    1.94
                                      ------   ------   -----   -----   -----  -----
TOTAL                                 $181.6   $152.6   $1.81  ($25.1) ($11.5) ($.14)

2002 SPECIAL ITEMS

Third quarter 2002 pre-tax income included a charge of $2.9 million, or $.03 per share after taxes. The first nine months of 2002 included a net gain of $181.6 million ($152.6 million after taxes and minority interests, or $1.81 per diluted share), as follows:

Contract Guarantee
Under the terms of the company's 1998 sale of Telerate to Bridge Information Systems (Bridge), Dow Jones retained its guarantee of payments under certain circumstances of certain minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC).
The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions. Bridge agreed to indemnify Dow Jones for any liability Dow Jones incurred under the contract guarantee with respect to periods subsequent to Bridge's purchase of Telerate. In 2000, based in part on uncertainty with Bridge's solvency as well as other factors, the company established a reserve of $255 million representing the net present value of the total estimated payments from 2001 through October 2006, using a discount rate of 6%. Bridge filed for bankruptcy in February 2001 but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC. The company is now in litigation with Cantor and MDC with respect to their claims for amounts due under the contract guarantee. The company has various substantial defenses to these claims and the litigation is proceeding. The third quarter of 2002 included a charge of $2.9 million, or $.03 per diluted share, reflecting the amortization of the discount on this guarantee. For the first nine months of 2002, the amortization of the discount totaled $9.1 million, or $.11 per diluted share.

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

Restructuring and other special charges
The second quarter of 2002 included restructuring charges of $11.1 million ($6.3 million after taxes and minority interests, or $.07 per diluted share) largely reflecting employee severance related to a workforce reduction across the print and electronic publishing and corporate segments. The second quarter restructuring included the termination of 165 full-time employees, or roughly 2% of the company's workforce. The annualized cost savings associated with the workforce reduction is expected to be about $15 million.

See Note 5 on page 6 of this Form 10-Q for additional information on 2002 restructuring charges.

Special Items in Equity Investments - CNBC Asia
In the second quarter of 2002, equity in earnings of associated companies included the company's share of special gains at CNBC Asia of $3.9 million ($.05 per diluted share). These gains consisted of a $2.5 million gain from the favorable settlement of a contractual obligation and a $1.4 million gain from the sale of an investment by CNBC Asia.

2001 SPECIAL ITEMS

The third quarter of 2001 included special items netting to a loss of $0.9 million ($0.7 million after taxes and minority interests, or $.01 per share), and the first nine months of 2001 included a net loss of $25.1 million ($11.5 million after taxes and minority interests, or $.14 per share) as follows:

Restructuring and other special charges
The third quarter 2001 included charges to operating income of $1.7 million ($1 million after taxes, or $.01 per diluted share) related to the September 11 World Trade Center Disaster. The charge included temporary relocation related costs and a charitable donation of $1 million to the September 11 Fund, which were partly offset by savings from World Financial Center rent abatement. The second quarter of 2001 included restructuring charges of $17.2 million ($10.4 million after taxes and minority interests, or $.12 per diluted share) for employee severance and for a technology asset write-down related to WSJ.com. The first quarter of 2001 included restructuring charges of $14.9 million ($9.1 million after taxes and minority interests, or $.10 per diluted share) for employee severance related to a workforce reduction and for asset write-downs associated with online businesses that were made obsolete or redundant and were abandoned as a result of the
restructuring plan.   See Note 5 on page 6 of this Form 10-Q for additional
information on 2001 restructuring charges.

Contract Guarantee
The third quarter of 2001 included a net gain of $8.4 million, or $.10 per diluted share, reflecting payments made by Bridge net of amortization of the discount. For the first nine months of 2001 the company recorded net gains of $18.7 million, or $.21 per share, relating to this matter (see further explanation above in 2002 special items).

Special Items in Equity Investments
The third quarter 2001 included a $1.2 million ($.7 million after taxes, or $.01 per diluted share) gain relating to the early extinguishment of debt for CNBC Europe. The first quarter of 2001 included a $2.4 million ($1.6 million after taxes, or $.02 per diluted share) charge to equity in losses of associated companies for costs related to the shut-down of Work.com, a joint venture with Excite@Home.

Write-down of investments
The third quarter 2001 included a write-down of $8.8 million, or $.11 per diluted share, from the impairment in the value of the company's investments in Nation Multimedia Group Public Co., a multimedia company in Thailand, and iBEAM Broadcasting Corp., a provider of streaming video services.


OTHER INCOME/DEDUCTIONS

Interest expense, net for the third quarter of 2002 was $0.4 million compared with investment income, net of $0.2 million a year prior. The negative swing largely reflected a reduction in capitalized interest as a result of the completion of the Journal color expansion and WSJ.com redesign projects. Long-term debt outstanding at September 30, 2002 was $96.9 million compared to $233.4 million in the like period a year ago and $174 million at December 31, 2001.

The company's share of equity in losses of associated companies in the third quarter of 2002, was $0.7 million, an improvement of $1.3 million from the $2 million losses in the third quarter of 2001. Excluding the special gains at CNBC Europe in the third quarter of 2001, equity in losses of associated companies were $2.5 million better than the third quarter of 2001. Sharply improved results at Factiva along with lower losses at SmartMoney and CNBC International were somewhat offset by reduced profits at F.F. Soucy, the company's newsprint affiliate, driven by lower newsprint prices.

For the first nine months of 2002, equity in losses of associated companies were close to breakeven compared to equity in losses of associated companies of $12 million in 2001. Excluding special items, equity in losses were improved by $6.9 million, reflecting improved results from SmartMoney, CNBC International, Factiva and a favorable comparison as the first quarter of 2001 included $2.7 million of losses from Work.com operations. These gains were somewhat offset by lower income at F.F. Soucy.


INCOME TAXES

The following table presents the effective income tax rates:
===========================================================================
                                          Quarters Ended  Nine Months ended
                                            September 30       September 30
                                            2002    2001       2002    2001
---------------------------------------------------------------------------
Effective income tax rate
(net of minority interests)                 59.3%   40.6%      21.7%   36.6%
Effective income tax rate (net of minority
 interests), excluding special items        40.0%   40.0%      40.0%   40.0%
===========================================================================

The effective income tax rate inclusive of special items for the nine months was lower in part by the utilization of capital loss carryforwards on the Ottaway newspaper sales. For the quarter, the effective income tax rate was higher in 2002 as a result of the non-deductibility of the reserve for the contract guarantee. As of September 30, 2002, the company had available approximately $451 million of capital loss carryforward (a deferred tax asset of $175 million, which was fully reserved through a valuation allowance). The company may utilize $294 million of these carryforwards through 2003 and $157 million through 2006. In addition, the company has recorded an unrecognized capital loss carryforward of $261 million (a deferred tax asset of $99 million which is fully reserved) that will be available for use for five years from the year it is recognized for tax purposes. The unrecognized capital loss carryforward primarily relates to the Cantor contract guarantee, which is recognizable for tax purposes only upon payment.


FINANCIAL POSITION

During the first nine months of 2002, the company repurchased 2,607,600 shares of its common stock for $119.8 million. As of September 30, 2002, approximately $371 million remained under board authorization for share repurchases.

As reflected in the condensed consolidated statements of cash flows, net cash provided by operating activities in the first nine months of 2002 was $61.9 million compared to $214.1 million from the like period a year earlier. The decline was due to a drop in operating profits as well as the timing of collections of accounts receivable and the deferral of federal income tax payments into 2002. The company's federal income taxes that were normally due on September 15, and December 15, 2001 were deferred to January 15, 2002 as the Internal Revenue Service offered relief of these payments for taxpayers that were affected by the September 11 terrorist attacks on the World Trade Center. These negative changes in cash from operations were somewhat offset by the receipt of $16 million in the second quarter 2002, reflected in other assets, from insurance providers as an advance on the company's property damage claim at its World Financial Center offices as a result of the September 11 terrorist attacks.

The first nine months of 2002 included proceeds of about $248 million from the sale of the five Ottaway properties. In addition to the repurchase of the company's stock in the first nine months of 2002, the company reduced debt by $77 million, paid dividends of $63.1 million and made capital expenditures of $63.8 million.

As of September 30, 2002, the company had borrowings of $96.9 million through the issuance of commercial paper, which is classified as long-term, as it is the company's intent to refinance such obligations on a long-term basis. In June 2002, the company renewed its revolving credit agreements with a consortium of banks. Under these agreements, the company can borrow up to $400 million; $130 million through June 23, 2003 and $270 million through June 24, 2006. The terms are essentially the same as the prior agreement. In October 2002, citing a lack of short term visibility for a business-to-business advertising recovery, Fitch Ratings downgraded the senior unsecured debt rating and the commercial paper rating of the company. The unsecured debt rating has been downgraded to A+ from AA- and the commercial paper to F1 from F1+. Also in October 2002, Standard and Poor's downgraded the company's long-term debt rating from AA- to A+, which is Standard & Poor's fifth highest rating and still investment grade, and downgraded its short-term corporate credit and commercial paper ratings to A-1 from A-1+.

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

As of September 30, 2002, the balance of the reserve for the contract guarantee was $241 million. Due to the stage of the lawsuit at September 30, 2002, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced.
Accordingly, the company believes the balance of the reserve continues to be appropriate. Also included in accounts payable and accrued liabilities are other reserves related to the sale of Telerate to Bridge in 1998. The company expects the latter to be resolved in bankruptcy court proceedings.

MARKET RISK

In January 2002, the company entered into forward foreign currency exchange contracts to exchange $22.4 million for 15.6 million British pounds and to exchange $20.7 million for 23.4 million euro. These contracts, which expire ratably over 2002, are designated as cash flow hedges of anticipated operating expenses that are denominated in these foreign currencies. Revenues of the company are largely collected in U.S. dollars. The company has not entered into any new forward foreign exchange contracts since January 2002.

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


FOURTH QUARTER 2002 OUTLOOK

The company expects advertising linage at The Wall Street Journal for the fourth quarter of 2002 to decline in the mid to high teens percentage range. Considering this decline and continued softness in advertising at the international editions of the Journal, combined with relative stability elsewhere in the company's portfolio, and lost revenue of approximately $19 million as a result of the Ottaway sales, the company expects the revenue decline in the fourth quarter to be in the low to mid teens percentage range.

The company expects to continue to aggressively reduce costs to bring them in line as much as possible with revenue. As a result, total expenses, prior to any special charges, will be about 7% below year-ago levels for the quarter. Excluding newsprint costs and about $4 million of fixed costs related to Today's Journal, and adjusting for the Ottaway divestitures, comparable expenses in the quarter will be about $13 million, or 4%, below last year, and 11% below 1999 levels. In the fourth quarter of 2002, the company initiated a workforce reduction of approximately 230 full-time employees (3.3% of the full time employees at September 30, 2002). The company expects to record a pretax special charge for this matter of approximately $12 million, or $.09 per share. Including this estimated 9 cents per share special charge for workforce reductions as well as the revenue and expense assumptions above, would result in earnings per share in the 6 to 11 cents per share range for the fourth quarter, which is consistent with our guidance given in the company's third quarter earnings press release on October 10, 2002.


ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146) "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was the case in prior guidance by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 replaces EITF Issue No. 94-3. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The company will adopt the provisions of SFAS 146 as of January 1, 2003.

                                     -21

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to: the cyclical nature of the company's business and the strong negative impact of economic downturns on advertising revenues; the negative impact on the company's core advertising market---business-to-business advertising--- caused by weak corporate profits, concern over a possible double dip recession, corporate scandals that result in damage to business, investor and public confidence and fears over war with Iraq; the risk that the current weak advertising market in the company's core business-to-business advertising (especially in the financial and technology segments), will not improve or will improve slowly, and the risk that the company's advertising revenues will not benefit from the improvement in the face of competition from other national business magazines, television, trade publications and other publications and services; the company's ability to continue to limit and manage expense growth, especially in light of its prior cost-cutting and its new planned growth initiatives, without harming its growth prospects; the extent to which the company is required to perform under the guarantee to Cantor Fitzgerald Securities and Market Data Corporation, and other uncertainties relating to liability under this guarantee; the intense competition the company's existing products and services face in the markets for financial news and information and advertising revenues from newspapers, business and other specialized magazines, financial television programming, free and paid Internet publications and services and other new media, and the impact this will have on the company's initiatives to expand its existing market for readers, subscribers and advertisers; the company's ability to expand and diversify its market segment focus beyond the business-to-business advertising market, in particular, beyond the financial and technology segments, and the challenge it will face in attempting to become a leading presence in new consumer market segments, such as health care, automotive and high-end consumer goods, where competing publications and services, have already established themselves; with respect to Newswires, the challenges the company will face in launching its new 'Newswires of the Future' initiative in the face of competing resources for in-depth news analysis; with respect to Newswires, the negative impact of consolidation and layoffs in the financial services industry on sales of the company's products and services; the company's ability to find strategic and financially attractive core-business acquisition opportunities; the company's ability to leverage its brands to develop new business opportunities and to generate advertising and other revenues from these products; the company's ability to achieve strategic alliances and to improve the growth and profitability of existing strategic alliances; with respect to the company's community newspapers business, its ability to maintain or grow margins and to strengthen its portfolio of newspaper properties, particularly given the difficulty of finding quality newspaper properties to acquire; the degree to which the company's Personal Journal is able to generate additional advertising revenues from diversified markets, such as health care, autos, travel, and other consumer goods; the extent to which Today's Journal will attract a broader base of readers, subscribers, and advertisers; in light of the weak advertising market and competition, the company's ability to attract diverse advertisers to place color advertising; the company's ability to increase its circulation and advertising revenues from its international print publications and to further penetrate overseas markets through print and television products, given the competition from local language publications and television networks and other international publications and television ventures; WSJ.com's ability to continue to increase revenues through building subscriber and advertiser numbers and to limit expenses; the amount of user traffic on the company's Internet sites and the pricing of advertising on Internet sites generally; adverse developments relating to the company's commitments, contingencies and equity investments; cost of newsprint; and such other risk factors as may have been or may be included from time to time in the company's reports filed with the Securities and Exchange Commission.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Within 90 days prior to the filing of this report, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the company's disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the company on a timely basis in order to comply with the company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.


Changes in internal controls

There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.


PART II.  OTHER INFORMATION

ITEM 3. Legal Proceedings

On February 20, 2001, Market Data Corp. (MDC) commenced a lawsuit against Dow Jones in the Supreme Court of the State of New York, seeking to compel the company to pay $11.7 million, plus interest, attorneys' fees and costs, that MDC claimed was owed under the guarantee issued to MDC and Cantor Fitzgerald Securities (together with its affiliates, "Cantor"), together with unspecified consequential damages that MDC claimed result from Dow Jones' failure to pay on the guarantee. The guarantee relates to certain annual "minimum payments" owed by Telerate for data acquired by Telerate from Cantor Fitzgerald and MDC under contracts entered into when Telerate was a subsidiary of Dow Jones, and is described above in Management's Discussion and Analysis.

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


ITEM 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits filed:

Exhibit
Number               Document
-------              --------
 10.1 Form of Executive Deferred Compensation Agreement, under which executive officers are eligible to defer their annual bonuses.

 10.2 Forms of Directors' Deferred Compensation Agreements, under which non-employee directors are eligible to defer their directors' fees.

 10.3 Form of Executive Death Benefit Agreement, under which executive officers are eligible to elect to receive the actuarial value of the "death benefit" to which their beneficiaries would otherwise be entitled as deferred compensation payable upon the executive's retirement.

 10.4 Dow Jones & Company, Inc. Supplementary Benefit Plan, as amended and restated effective January 1, 2000.

 10.5 First through Eighth Amendments to, and Letter Agreements relating to, the Lease Agreement between Dow Jones and WFC Tower A Company (formerly known as Olympia & York Battery Park Company), relating to the lease of office space in the World Financial Center.

 99 Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer and Chief Financial Officer of the Company.

    (b)  Reports on Form 8-K:

Form 8-K, dated August 7, 2002, under Item 9. Regulation FD Disclosure, Dow Jones filed copies of Statements Under Oath of the Chief Executive Officer and the Chief Financial Officer of Dow Jones & Company, Inc. Regarding Facts and Circumstances Relating to Exchange Act Filings and Statement Pursuant to Section 1350(a) of title 18, United States Code.




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

                                                DOW JONES & COMPANY, INC.
                                                -------------------------
                                                      (Registrant)


Dated: November 5, 2002                        By:/s/Robert Perrine
                                                 -----------------------
                                                   Robert Perrine
                                                   Chief Accounting Officer
                                                   and Controller

CERTIFICATIONS

I, Peter R. Kann, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dow Jones & Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002

/s/Peter R. Kann
-----------------
Peter R. Kann
Chief Executive Officer

CERTIFICATIONS

I, Christopher W. Vieth, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dow Jones & Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 5, 2002

/s/Christopher W. Vieth
-----------------------
Christopher W. Vieth
Chief Financial Officer