Form 10-K
period 2002-12-31
DOW JONES & CO INC
filed 2003-03-03
CIK 29924

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2002

                                      OR

           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ----------      -----------

Commission file number 1-7564

DOW JONES & COMPANY, INC.
(Exact name of registrant as specified in its charter)

             DELAWARE                              13-5034940
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)

 200 LIBERTY STREET, NEW YORK, NEW YORK 10281
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (212) 416-2000

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class           Name of each exchange on which registered
----------------------------        -----------------------------------------
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

      YES   X   NO
          ----    ----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of common stock held by non-affiliates of the registrant at January 31, 2003 was approximately $1,892,000,000.

The number of shares outstanding of each of the registrant's classes of common stock on January 31, 2003: 61,142,074 shares of Common Stock and 20,774,839 shares of Class B Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant's definitive Proxy Statement for the 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

<PAGE

                        DOW JONES & COMPANY, INC.
                                FORM 10-K
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                  INDEX

                                                                      PAGE
PART I

ITEM 1.   Business                                                       1

ITEM 2.   Properties                                                     7

ITEM 3.   Legal Proceedings                                              8

ITEM 4.   Submission of Matters to a Vote
           of Security Holders                                           9

          Executive Officers of the Registrant                          10


PART II

ITEM 5.   Market for the Registrant's Common
           Equity and Related Stockholder Matters                       11

ITEM 6.   Selected Financial Data                                       11

ITEM 7.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                12

ITEM 8.   Financial Statements and Supplementary Data                   34

ITEM 9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                       69


PART III

ITEM 10.  Directors and Executive Officers of
           the Registrant                                               69

ITEM 11.  Executive Compensation                                        69

ITEM 12.  Security Ownership of Certain Beneficial
           Owners and Management and Related
           Stockholder Matters                                          69

ITEM 13.  Certain Relationships and Related Transactions                70


PART IV

ITEM 14.  Controls and Procedures                                       70

ITEM 15.  Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K                                      71

          Signatures                                                    74

          Certifications                                                76

PART I.
ITEM 1.  BUSINESS.

Dow Jones & Company, Inc. (the company) is a global provider of business and financial news and information through newspapers, newswires, magazines, the Internet, television and radio stations. In addition, the company owns certain general-interest community newspapers throughout the U.S.

The company has determined the following three reportable segments based on the manner in which it manages its business: print publishing, electronic publishing and general-interest community newspapers. In addition, the company reports certain administrative activities under the corporate segment. Financial information about operating segments and geographic areas is incorporated by reference to Note 13 to the Financial Statements of this report.

The company's principal executive offices are located at 200 Liberty Street, New York, New York, 10281.

The company makes available all of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports free of charge through its Internet website at www.dowjones.com. These reports are also available on the Securities and Exchange Commission's Internet website at www.sec.gov.


EMPLOYEES
At December 31, 2002, the company employed 6,816 full-time employees, compared with 8,077 at December 31, 2001 and 8,574 at December 31, 2000. The reduction in full-time employees was largely the result of workforce reductions in 2002 and 2001.


PRINT PUBLISHING

The print publishing segment includes The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations. Results of the company's international television operations are included in equity in earnings (losses) of associated companies. The print publishing segment represented about 60% of 2002 revenues.

U.S. Publications
The Wall Street Journal, the company's flagship publication, is one of the country's largest daily newspapers with average circulation for 2002 of 1,817,000. The Journal's three major national editions are printed at 17 printing plants located throughout the U.S. The Journal also sells regional advertising in 18 regional editions.

In April 2002, the company debuted the enhanced Wall Street Journal (Today's Journal) which completed the final phase of its four year, $226 million project which tripled color print capacity, from 8 to 24 pages and expanded overall print capacity at The Wall Street Journal by 20%, from 80 to 96 pages. Today's Journal is the cornerstone of Business Now, the company's long range strategic plan. Its improved navigation and readability along with richer content and the new Personal Journal ("business of life") section (running every Tuesday, Wednesday and Thursday) are aimed at reinforcing the Journal as a must-read for every serious business person as well as opening its pages to new readers.

Today's Journal provides advertisers with more color advertising pages and increased flexibility to use these pages (for example partial pages, multi-page spreads and back-to-back color pages to name a few). Together with the highly-acclaimed "Weekend Journal" section, which runs each Friday and includes pages devoted to personal-finance, travel, wine, sports, shopping, residential real estate and the arts, this package of changes is helping new advertisers (both color and black & white) to both increase ad revenue as well as reduce the company's reliance on its dominant technology and financial advertising categories. Today's Journal is also helping to improve circulation economics by helping attract new customers and retain existing ones. The Journal also publishes at various times of the year special reports on topics such as technology, personal finance and executive compensation, e-commerce, health and medicine as well as demographically targeted editions devoted to subjects of retirement and small business.

The Journal also reaches local readers through Wall Street Journal Sunday, which focuses on personal finance and careers and is published once a week in the business sections of local newspapers with combined circulation of about
10.3 million.   These branded pages now appear in the Sunday business section of 72 local newspapers.

The Journal production process employs electronic pagination and satellite transmission of page images to outlying plants as well as other technologies designed to speed transmission of news and editorial material to printing plants which enables earlier delivery of fresher content to our readers.

The Wall Street Journal is delivered principally in three ways. Each business day, approximately 140,000 copies of the Journal are sold at newsstands. Most home and office deliveries are handled through the company's National Delivery Service, Inc. subsidiary. In 2002, the National Delivery Service, which provides earlier and more reliable delivery, on average delivered about 1.3 million, or 82%, of the Journal's subscription copies each publishing day. The balance of the Journal's home and office deliveries is made by second class postal service.

Barron's, the Dow Jones Business and Financial Weekly, is a weekly magazine with average circulation in 2002 of 295,000 that caters to financial professionals, individual investors and others interested in financial markets. In 2002, Barron's tripled its color page capacity and also launched a new "Technology Week" section, which has added value to readers and brought in new advertisers.

Barron's is printed in twelve of The Wall Street Journal's seventeen printing plants. It is delivered by second-class postal service and through National Delivery Service. About 79,000 newsstand copies are sold each week.

The Wall Street Journal Classroom Edition is published nine times during the school year and is read by an estimated 745,000 students every month during the academic year in more than 4,600 middle-school and high-school classrooms throughout the U.S. Individuals, organizations and corporations sponsor nearly one-half of all subscriptions and schools sponsor the remainder. The Wall Street Journal Campus Edition is included in 19 college newspapers and includes the week's top business news and feature stories.

The company has a global business television alliance with NBC. U.S television operations, where the company provides business news content, programming and on-air commentary to CNBC as part of an exclusive multiyear license agreement, are included in the print publishing segment. As part of this global business television alliance with CNBC, the company also owns 50% of television ventures in Europe and Asia Pacific, reported as equity investments.

International Publications
The Wall Street Journal Europe, which had an average circulation in 2002 of 97,000, is headquartered in Brussels, Belgium and printed in Belgium, Germany, Switzerland, Italy, Spain, the United Kingdom and Israel. It is available on the day of publication in continental Europe, the United Kingdom, the Middle East and North Africa. The Wall Street Journal Europe was ranked as the fastest growing international title in the 2002 European Business Readership Survey. In April 2002, the newspaper received the prestigious Harold Wincott Press Award for 2001 as "Business Journal of the Year" in the U.K., the first time that a non-U.K. based publication has won the award.

The Asian Wall Street Journal, which had an average circulation of 82,000 in 2002, is headquartered in Hong Kong and printed in Hong Kong, Singapore, Japan, Thailand, Malaysia, Taiwan, Philippines, Korea and Indonesia. The Asian Journal has been ranked as Asia's "most important business reading" for the last 14 years. In June 2002, the newspaper was twice cited for excellence by the Society of Publishers in Asia.

The company also publishes The Wall Street Journal Special Editions, which are a collection of Journal pages in local languages distributed as part of 36 newspapers in 33 countries. The Wall Street Journal Americas, serving Central and South America, is the centerpiece of the Special Editions published in Spanish and Portuguese in 19 leading Latin America newspapers.

The Far Eastern Economic Review is published weekly in Hong Kong and is Asia's leading English-language business magazine, providing authoritative news and analysis on Asian business, economics and politics. Its circulation in 2002 was about 95,000 which was concentrated in Hong Kong, Malaysia, Singapore and other parts of Southeast Asia, with roughly 15,000 copies sold in North America and Europe. In 2002, the Review was twice cited for excellence by the Society of Publishers in Asia.


ELECTRONIC PUBLISHING

Electronic publishing includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites as well as consumer focused electronic publishing licensing businesses. Revenues in the electronic publishing segment are mainly subscription based and comprised about 20% of 2002 revenues.

Dow Jones Newswires
Dow Jones Newswires is the premier provider of real-time business and financial news offering real-time, comprehensive news and information for financial professionals around the world. Its news is displayed on approximately 308,000 English-language terminals worldwide, in addition to some foreign language terminals, providing users with real-time information on equities, fixed income, foreign exchange, commodities and energy. Dow Jones Newswires has a dedicated staff of close to 700 journalists in addition to drawing on the global resources of The Wall Street Journal and the Associated Press. Since 1999, Newswires also distributes selected content on a real-time basis to retail customers of on-line brokers.

Dow Jones News Service is North America's leading source of business and financial news on U.S. and Canadian companies and markets for brokerage firms, banks, investment companies and other businesses. Capital Markets Report is the company's newswire covering the global debt and money markets. Corporate Filings Alert provides real-time news covering Securities and Exchange Commission filings, bankruptcy courts and government agencies.

The Dow Jones Economic Report and the Dow Jones Financial Wire, which are produced outside the United States with contribution from the Associated Press (AP) since 1967, provide international economic, business and financial news to subscribers in 62 countries. In addition to these two broad internationalnewswires, the company and the AP offer specialized wires dedicated to the coverage of European and Asian equities, banking and foreign exchange markets. Other newswires provided in alliance with the AP include the World Equities Report, which serves U.S. institutions investing in international markets.

Newswires also publishes in Chinese, Japanese, Spanish, French, Korean, Portugese, Dutch, Italian and German.

During 2002, the company entered into a wholesale agreement to deliver a selection of Dow Jones news bundled into all Moneyline Telerate terminals worldwide. The company is also working on a new Newswire of the Future, a web-style product that will improve the presentation of the newswires, adding clarity, links, stock quotes and convenience to news feeds. The first phase of this project, DJ News Plus, debuted in February 2003. The company also produces newsletters that cover targeted industries and trading arenas. The largest newsletter, Daily Bankruptcy Review, provides readers with a compendium of large bankruptcy filings throughout the U.S. Other newsletters target niche-investing communities. The company launched 7 such newsletters successfully in 2002.

Consumer Electronic Publishing
The Wall Street Journal Online (WSJ.com), introduced in 1996, is a paid subscription site on the Internet that offers continuously updated coverage of business news both in the U.S. and abroad. WSJ.com content is created by its own dedicated journalists as well as drawing on the global resources of The Wall Street Journal and Dow Jones Newswires. The Wall Street Journal Online has undergone a significant redesign which was launched in January 2002, featuring easier to navigate pages, state-of-the-art personalization and a more reliable and flexible technology platform. This redesign is contributing to increased usage and advertising as well as the roll-out of new online products. In addition to continuously updated news, subscribers have access to more than 10,000 in-depth company background reports, an archive of news articles, and personalized news and stock portfolios. At December 31, 2002, WSJ.com had 679,000 subscribers and was the largest paid subscription news site on the Internet. Barron's Online is offered in conjunction with The Wall Street Journal Online. Dow Jones also offers electronic rights to use Dow Jones' content through its consumer electronic licensing/business development division.

Other consumer sites in the Journal Network include OpinionJournal.com, which provides commentary on global issues from The Wall Street Journal editorial page; CareerJournal.com, which gives career guidance and job-search services for executives; StartupJournal.com, the premier Web site for entrepreneurs seeking guidance on starting or buying a business or franchise; CollegeJournal.com, which provides guidance and job-search services for future business leaders; and RealEstateJournal.com, a comprehensive guide to commercial and residential property.

Dow Jones Indexes/Ventures
In 1997, the company began licensing the Dow Jones Industrial Averages as well as other indexes as the basis for trading options, futures, unit trusts, annuities, exchange traded funds, mutual funds, derivatives and specialized structured products. Dow Jones Indexes now offers more than 10,000 indexes.

Dow Jones Ventures include the company's reprints/permissions and radio businesses. The reprints/permissions business sells print or electronic reprints of The Wall Street Journal and Barron's stories. The Wall Street Journal Radio Network produces and distributes late-breaking business reports during the week to about 200 radio stations in the U.S. and Canada. In 2002, the Radio group launched a one-hour morning show, which is now carried on 23 radio stations.


COMMUNITY NEWSPAPERS

Community newspapers consists of the company's wholly-owned Ottaway Newspapers, Inc. Revenues in this segment are largely dependent on local consumer-based advertising revenue and comprised about 20% of 2002 revenues.

In the first quarter of 2002, Ottaway sold four of its newspaper properties in Ashland, KY, Sharon, PA, Joplin, MO, and Mankato, MN to Community Newspaper Holdings, Inc. and in the second quarter of 2002 sold its Essex County Newspapers to Eagle-Tribune Publishing Company. These sales completed the divestiture phase of the company's Business Now priority to enhance the Ottaway newspaper portfolio by divesting non-strategic properties and and re-investing in more strategic properties. In the fourth quarter of 2002, the company continued its strategy with the purchase of two small papers in southern Oregon, The Ashland Daily Tidings and the Medford Nickel.

Ottaway publications now include 14 general-interest dailies, published in 9 states: California, Connecticut, Maine, Massachusetts, Michigan, New Hampshire, New York, Oregon and Pennsylvania. Average circulation of the dailies during 2002 excluding properties sold and acquired, was approximately 384,000; Sunday circulation for 11 newspapers was 428,000. Ottaway also publishes more than 30 weekly newspapers and "shoppers." The principal administrative office of Ottaway Newspapers is in Campbell Hall, New York. The primary delivery method for the newspapers is by carrier delivery.


STRATEGIC ALLIANCES (Included in Equity in Losses of Associated Companies)

Dow Jones Reuters Business Interactive LLC (Factiva) is a 50/50 joint venture launched in mid-1999 with Reuters Group Plc. Factiva is the number one provider of global news and business information to corporate end users and holds the number two position, based on revenue, in the archival business news and information marketplace. Factiva's business information sources include Dow Jones and Reuters Newswires and The Wall Street Journal, plus nearly 8,000 other sources and 10,000 business-oriented Web sites from around the world. These sources provide current news, historical articles, local-language articles, market research and investment analyst reports, and stock quotes.

CNBC Europe and CNBC Asia Pacific are 50/50 joint ventures between Dow Jones and NBC. In early 1998, NBC and Dow Jones re-launched their business information channels in Europe and Asia Pacific as CNBC, a service of NBC and Dow Jones. The overseas services reach over 73 million households on a full-time basis and nearly 30 million households on a part-time basis.

SmartMoney is a 50/50 joint venture with Hearst Corp. SmartMoney magazine, The Wall Street Journal Magazine of Personal Business, featuring personal investing, spending and saving money, has circulation of about 1 million copies. SmartMoney also includes SmartMoney.com and SmartMoney Custom Solutions, a custom publishing business.

Vedomosti, or The Record, a joint venture held equally by Dow Jones, Pearson and Independent Media, was introduced in 1999. Vedomosti, considered the only independent business newspaper in Russia, is published Monday through Friday. Circulation reached 33,000 in 2002, with original content created by 67 local reporters and editors and content from The Wall Street Journal and The Financial Times translated into Russian.

STOXX, Ltd was formed in 1998 by Dow Jones Indexes and the leading exchanges of France (SBF-Bourse de Paris), Germany (Deutsche Borse) and Switzerland (Swiss Exchange). The Dow Jones STOXX family of indices accounted for $262 billion of assets at year-end 2002. In 2002, the 25% share owned by the French exchange was purchased pro-rata by the three remaining partners, which now own 33.33% each of Stoxx.

Effective January 1, 2000, the company and von Holtzbrinck Group, a leading German media company (publisher of Handelsblatt, a German daily business newspaper, and with interests in book publishing, newspapers, and TV production) exchanged equity-shareholdings in their respective subsidiaries so as to give the von Holtzbrinck Group 49% ownership of The Wall Street Journal Europe and the company 22% ownership of Handelsblatt. In November 2002, the company and the von Holtzbrinck Group entered into a memorandum of understanding pursuant to which they agreed to exchange equity shareholdings so as to reduce the von Holtzbrinck Group's ownership of The Wall Street Journal Europe to 10% from 49% and the company's ownership of Handelsblatt to 10% from 22%, with news and advertising relationships continuing. The agreement also provides each party the unilateral option to unwind the strategic alliance entirely.

Other equity investments include OsterDowJones Commodity News, a commodity newswire in partnership with Oster Communications, Inc.; VWD-Vereinigte Wirtschaftsdienste GmbH, a German news agency specializing in business and economic news and information; HB-Dow Jones S.A., a part-owner of Economia, a publishing company in the Czech Republic; CareerCast, Inc., a leading supplier of data services to employers and online career sites; and F.F. Soucy Inc. & Partners, L.P., a newsprint mill in Canada.


RAW MATERIALS

The primary raw material used by the company is newsprint. In 2002, approximately 231,000 metric tons were consumed. Newsprint was purchased principally from 11 suppliers. The company is a limited partner in F.F. Soucy, Inc. & Partners, L.P., Riviere du Loup, Quebec, Canada. F.F. Soucy furnished 8% of total newsprint requirements in 2002. The company has signed long-term contracts with certain newsprint suppliers, including F.F. Soucy, for a substantial portion of its annual newsprint requirements. For many years the available sources of newsprint have been adequate to supply the company's needs.


RESEARCH AND DEVELOPMENT

Research and development expenses, which primarily relate to software development for various operations of the company, were $24.3 million in 2002, $27 million in 2001 and $30.6 million in 2000.

COMPETITION

Dow Jones print publishing businesses compete with a wide range of information providers in many different channels of distribution. All metropolitan general interest newspapers and many small city or suburban papers carry business and financial content as do many Internet-based services as well as television and radio. In addition, specialized magazines in the business and financial field, as well as general news magazines publish substantial amounts of business-related material. The Journal also competes for advertising with non-business publications offering audiences of similar demographic quality, such as technology and lifestyle magazines. Nearly all these services seek audiences and to sell advertising making them competitive with Dow Jones' publications and services.

The company's newswires compete with other global financial newswires including Reuters Group Plc, Bloomberg L.P., as well as McGraw-Hill, Inc. The company's newswires maintain a stronger market position in North America than internationally.

Consumer Electronic Publishing competes with other websites that offer continuously updated coverage of business news as well as licensing of electronic content. Competitors have for the most part, not migrated to a full online paid subscription model and mostly remain free sites.
Competitors include FT.com, New York Times Digital, TheStreet.com, Bloomberg, Forbes.com, Yahoo!Finance, CNET, MarketWatch, AOL/CNNfn and MSNMoney/CNBC.

Dow Jones' index-licensing business competes with various organizations that develop and license indexes, including Standard & Poors, The Financial Times, and Morgan Stanley/Capital International.

Ottaway Newspapers competes with the metropolitan general-interest newspapers, and other community newspapers as well as radio and television stations in their respective local markets.

Factiva competes with various business information service providers, including Dialog Corp., a division of The Thomson Corporation; and Lexis-Nexis, a division of Reed Elsevier Plc. Factiva also competes with various online, Web-based information services.

The company's international television ventures compete with various international satellite networks that specialize in general news but also provide business programming. Also, individual television stations, networks and cable channels in each country broadcast programming that competes for advertising and the attention of viewers in their respective markets.


ITEM 2. PROPERTIES.

Dow Jones operates 17 plants with an aggregate of approximately one million square feet for the printing of its domestic publications. Printing plants are located in Palo Alto and Riverside, California; Denver, Colorado; Orlando, Florida; LaGrange, Georgia; Naperville and Highland, Illinois; Des Moines, Iowa; White Oak, Maryland; Chicopee, Massachusetts; South Brunswick, New Jersey; Charlotte, North Carolina; Bowling Green, Ohio; Sharon, Pennsylvania; Dallas and Beaumont, Texas; and Federal Way, Washington. All plants include office space. All are owned in fee except the Palo Alto, California, plant, which is located on 8.5 acres under a lease to Dow Jones for 50 years, expiring in 2015.

Other facilities owned in fee with a total of approximately 1 million square feet house news, sales, administrative, technology and operational staff. These facilities are located in South Brunswick, New Jersey, and Chicopee Falls, Massachusetts. The company has leased 224,000 square feet of its office space in South Brunswick to other companies.

Dow Jones occupies two major leased facilities in New York City, including leasing over 300,000 square feet downtown at the World Financial Center, which primarily houses editorial and executive staff, and 98,000 square feet at a separate midtown location for advertising sales staff. See a further discussion of the company's activities at the World Financial Center on page 22 of Management's Discussion and Analysis.

The company also leases other business and editorial offices in numerous locations around the world, including 92,000 square feet in Jersey City, N.J., 75,000 square feet in four locations in London and 72,000 square feet in three locations in Hong Kong.

Ottaway Newspapers operates in 21 locations, including a 24,000 square foot administrative headquarters in Campbell Hall, New York. These facilities are located in Santa Cruz, California; Danbury, Connecticut; Kennebunk and York, Maine; Beverly, Hyannis, New Bedford and Nantucket, Massachusetts; Traverse City, Michigan; Exeter and Portsmouth, New Hampshire; Middletown, Oneonta, and Plattsburgh, New York; Medford and Ashland, Oregon; and Grove City, Stroudsburg, Danville and Sunbury, Pennsylvania. Local printing facilities, which include office space, total approximately 800,000 square feet. All of these facilities are owned in fee.

The company believes that its current facilities are suitable and adequate, well maintained and in good condition. Older facilities have been modernized and expanded to meet present and anticipated needs.


ITEM 3.  LEGAL PROCEEDINGS

On February 20, 2001, Market Data Corp. (MDC) commenced a lawsuit against Dow Jones in the Supreme Court of the State of New York, seeking to compel the company to pay $11.7 million, plus interest, attorneys fees and costs, that MDC claimed was owed under the guarantee issued to MDC and Cantor Fitzgerald Securities (together with its affiliates, Cantor), together with unspecified consequential damages that MDC claimed result from Dow Jones' failure to pay on the guarantee. The guarantee relates to certain annual "minimum payments" owed by Telerate for data acquired by Telerate from Cantor Fitzgerald and MDC under contracts entered into when Telerate was a subsidiary of Dow Jones, and is described in Management's Discussion and Analysis.

In April 2001, Dow Jones paid $5.8 million to MDC covering the period January 1 to February 14, 2001 preceding Bridge Information System's Chapter 11 bankruptcy filing. Bridge made the payments for the post-petition periods through the third quarter of 2001. After certain amendments were made to the complaint, the remaining claims in this lawsuit sought the payment of interest on the payment made in the first quarter of 2001 and for attorneys' fees and costs in this litigation. The parties settled these claims and this lawsuit was then withdrawn.

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

Cantor also commenced a separate lawsuit in the Supreme Court of the State of New York (since consolidated with the company's case) seeking payment of $10 million (allegedly the balance of the November 2001 minimum payment), payment of $250 million in breach of contract damages, specific performance of the guarantee, a declaration that the guarantee remains in full force and effect, payment of approximately $16 million allegedly owed by Telerate and guaranteed by the company in the guarantee for the distribution of certain other data, attorneys' fees, interest, and other relief.

Arguments were heard in August 2002 on the parties' respective motions to grant their own claims and to dismiss the competing claims. The Court rendered a decision in January 2003 denying these motions in all material respects. Thus, the case is expected to enter the discovery phase shortly.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

Executive Officers of the Registrant


Each executive officer is elected annually to serve at the pleasure of the Board of
Directors.

Mr. Zannino and Mr. Vieth have been employed by the company for fewer than five years.

Peter R. Kann, age 60, Chairman of the Board since July 1991, Chief Executive Officer since January 1991, served as Publisher of The Wall Street Journal from January 1989 to July 2002, President from July 1989 to July 1991 and Chief Operating Officer from
July 1989 to December 1990, Executive Vice President from 1985 to 1989 and Associate
Publisher of The Wall Street Journal from 1979 to 1988.  Mr. Kann is the spouse of Ms.
House.

Richard F. Zannino, age 44, Chief Operating Officer since July 2002, Executive Vice
President since joining the company in February 2001 and served as Chief Financial
Officer from February 2001 until July 2002.  Before joining Dow Jones, Mr. Zannino was
Executive Vice President of Liz Claiborne, Inc., having joined in 1998 as Senior Vice
President, Finance & Administration and Chief Financial Officer.  Previously, Mr.
Zannino had worked briefly as Chief Financial Officer of General Signal Corporation,
prior to that company's sale and before that for five years at Saks Fifth Avenue, ultimately as Executive Vice President and Chief Financial Officer.

Peter G. Skinner, age 58, Executive Vice President since October 1998 and General
Counsel and Secretary since 1985, Senior Vice President from November 1989 to October
1998, President, Television from January 1995 to December 1997, served as Vice
President from 1985 to November 1989.

James H. Ottaway Jr., age 65, Director of Dow Jones since 1987, Senior Vice President since 1986 and Chairman of Ottaway Newspapers, Inc. since 1979, was President of
Magazines from February 1988 to January 1998, served as President of the International
Group from February 1988 to January 1995, as Vice President/Community Newspapers from
1980 to 1985 and as President of Ottaway Newspapers, Inc. from 1970 to 1985 and its
Chief Executive from 1976 to January 1989, resuming that position in June 1998.  Mr.
Ottaway will relinquish his positions as Chairman of Ottaway Newspapers and Senior
Vice President of Dow Jones by the end of 2003 and will remain a director of Ottaway
Newspapers.  In addition, Mr. Ottaway has been nominated for another term as a
Director of Dow Jones, and will continue as Director for another term, presuming he is reelected in 2003.

L. Gordon Crovitz, age 44, Senior Vice President and President, Electronic Publishing
and Senior Vice President/Electronic Publishing since October 1998, Vice
President/Planning and Development from November 1997 to October 1998.  Managing
Director for Telerate's Asia/Pacific operation from September 1996 to November 1997.
Editor and Publisher of Review Publishing Company from July 1993 to September 1996.

Christopher W. Vieth, age 38, Vice President and Chief Financial Officer since July
2002 and Vice President, Finance from March 2001 to July 2002 and Corporate Controller after joining the company in July 2000 up until July 2002.  Prior to joining Dow
Jones, Mr. Vieth had been Vice President and Corporate Controller of Barnes and Noble,
Inc. since May 1999.  He joined Barnes and Noble in December 1995 as Director of
Finance.  From 1987 through 1995, Mr. Vieth worked at Amerada Hess Corporation.

Karen House, age 54, Senior Vice President and Publisher of all print editions of The
Wall Street Journal since July 2002 and President of Dow Jones' International Group
from January 1995 to July 2002, Vice President of the International Group from March
1989 to January 1995.  Ms. House is the spouse of Mr. Kann.

Paul Steiger, age 59, Managing Editor of The Wall Street Journal since June 1991 and
Vice President of The Wall Street Journal since May 1992, Deputy Managing Editor from
April 1985 to June 1991 and Assistant Managing Editor from 1983 to April 1985.

PART II.
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

The company's common stock is listed on the New York Stock Exchange. The class B common stock is not traded. The approximate number of stockholders of record as of January 31, 2003 was 10,765 for common stock and 3,806 for class B common stock. The company paid $1.00 per share in dividends in 2002 and in 2001.

               Market Price 2002   Dividends      Market Price 2001    Dividends
Quarters         High        Low   Paid 2002         High       Low    Paid 2001
--------       ------     ------   ---------     --------    ------    ---------
First          $58.42     $49.95        $.25       $64.30    $48.09         $.25
Second          60.20      46.50         .25        59.75     49.81          .25
Third           48.80      35.35         .25        61.59     43.19          .25
Fourth          44.37      29.50         .25        55.25     43.05          .25

ITEM 6.  SELECTED FINANCIAL DATA.

See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that affect the comparability of the information reflected in this table. The following table shows selected financial data for the most recent five years:


(in thousands, except
 per share amounts)           2002        2001        2000       1999       1998
                        ----------  ----------  ---------- ---------- ----------
Revenues                $1,559,173  $1,773,083  $2,202,618 $2,001,835 $2,158,106

Operating income            75,083     110,199     498,226    389,541    218,573

Net income (loss)          201,506      98,220    (118,962)   272,429      8,362

Earnings (loss) per share:
  Basic                      $2.41       $1.15      $(1.35)     $3.01       $.09
  Diluted                     2.40        1.14       (1.35)      2.99        .09

Dividends per share           1.00        1.00        1.00        .96        .96

Total assets            $1,207,659  $1,298,340  $1,362,056 $1,512,713 $1,484,022

Long-term debt              92,937     173,958     150,865    149,945    149,889

Net income (loss) included certain items affecting comparisons as follows (presented net of taxes):

(in thousands)                2002        2001        2000       1999       1998
                          --------    --------   ---------    -------   --------
Restructuring and Sept. 11
  related items, net      $(13,922)   $(43,926)               $(1,643)  $(45,484)
Gain (loss) on
  disposition of
  businesses and
  investments              164,128               $  18,161     51,660   (103,621)
Contract
  guarantee, net           (11,878)     17,136    (255,308)
Write-down of
  investments                           (8,827)   (178,499)
Certain items within
  equity in losses           1,311      (3,009)      2,052                (4,225)
Income tax
  valuation allowance
  for capital loss
  carryforward                          30,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overall operating results for 2002 were sharply reduced by the depressed business-to-business (B2B) advertising environment which led to a decline in advertising linage at The Wall Street Journal of 17.6% in 2002. The Journal's consumer-based advertising, representing one quarter of total Journal advertising volume, began to recover with a 2.6% increase for the year. In addition, color advertising increased sequentially each quarter of 2002 yielding an annual gain of 34%, driven by the company's enhanced color capacity and the April 2002 launch of Today's Journal. However, these increases were more than offset by declines in B2B advertising, most notably at the company's core financial and technology advertising segments, which were down 28.2% and 30.4%, respectively, from 2001 levels.

To preserve profitability in this harsh B2B advertising environment, the company took further steps to reduce spending, tightly manage cash flows, improve performance at its non-national advertising dependent businesses and execute its Business Now long-range plan initiatives. The company aggressively trimmed its cost base through workforce and other reductions. In 2002, the company reduced costs by approximately $80 million, back below 1999 expense levels. Since the workforce and expense reductions began in March 2001, the company has reduced headcount by roughly 16% and expenses by approximately $160 million.

Throughout 2002, the company continued to execute Business Now, its long-range strategic plan. The cornerstone of the plan is the $226 million, four-year project to increase page capacity at the Journal by 20%, from 80 to 96 pages and triple color capacity from 8 to 24 pages. In April 2002, the company successfully completed the final phase of this project with the debut of Today's Journal, a package of content, organization and design changes to the paper that also included a new Personal Journal section. In addition to increases in color advertising, these changes have met with very positive response from readers, and are driving improved circulation economics at the Journal. Circulation revenue at the Journal began to rebound in the latter half of 2002, reversing 4 years of declines. This gave the company added confidence, on October 1, 2002, to implement a $14 price increase for an annual subscription to The Wall Street Journal to $189.

Also in 2002, the company successfully launched its newly redesigned Online Journal at WSJ.com. This roughly $30 million investment includes improvements in systems infrastructure, a new content management system and a simpler, more modern architecture to accommodate long-term growth in scale and new product initiatives. Launched in January, the redesigned site included a new look and feel with easier user access to information and state-of-the-art personalization features aimed at increasing site usage. Evidence of the success of this project includes an 8% increase in paid subscribers despite a 33% subscription price increase in July, and an increase in both subscription and advertising revenues.

During 2002, the company also executed its strategy to enhance the long-term growth and profitability of the Ottaway community newspaper portfolio. Phase one of that strategy was completed in the first half of 2002 by divesting five community newspaper properties in non-strategic areas, which generated after tax cash proceeds of approximately $235 million. Phase two of the plan is to acquire more strategic papers. In October, the company purchased two small publications in Ashland, Oregon and continues to explore potential acquisitions.

2002 COMPARED TO 2001

In 2002, the company reported net income of $201.5 million, or $2.40 per diluted share, compared with earnings of $98.2 million, or $1.14 per diluted share, in 2001 (all "per share" amounts included herein are based on reported net income or loss and use diluted shares). Earnings per share included certain items affecting comparisons, which netted to a gain of $1.66 per share in 2002 and a net charge of $.10 per share in 2001. These items are detailed beginning on page 21.

Revenues in 2002 declined $213.9 million, or 12%, to $1.6 billion, driven largely by a $174.6 million, or 17%, decline in company-wide advertising revenue. Excluding Ottaway divested and newly-acquired properties, total revenue was down 10% and advertising revenue decreased 14%. Information services revenue declined $8.1 million, or 2.8%, primarily due to lower domestic Newswires revenue, as a result of contraction in the securities industry; and circulation and other revenues decreased $31.2 million, or 7.2%. Excluding Ottaway divested and newly-acquired properties, circulation and other revenue was down 3.9%, on lower overall circulation revenue and declines in list rental revenue, commercial printing and reprint revenues.

Operating expenses in 2002 declined $178.8 million, or 11%, to $1.5 billion, primarily reflecting cost saving initiatives ($80 million), a reduction in restructuring charges and September 11 related items ($49.4 million), lower newsprint costs ($42 million), reduced costs as a result of Ottaway divestitures, net of newly-acquired properties ($37.8 million) offset by launch and ongoing costs of Today's Journal ($32 million). Newsprint expense, excluding Ottaway divested/newly-acquired operations, was down 29.2% as a result of a 22.2% drop in prices and a 9% decline in newsprint consumption. Employee compensation expense for 2002, excluding restructuring charges and Ottaway divested and newly-acquired newspapers, was down approximately 5% and the number of full-time employees was down 10%. The number of full-time employees at December 31, 2002 was 6,816.

Operating income in 2002 was $75.1 million (4.8% of revenues), down $35.1 million, or 32%, from $110.2 million (6.2% of revenues) last year as a drop-off in print publishing 2002 operating results was partially offset by increases at electronic publishing and continuing community newspapers segments and a reduction in restructuring charges.


2001 COMPARED TO 2000

Net income in 2001 was $98.2 million, or $1.14 per share compared with a net loss of $119 million, or $1.35 per share, in 2000. Included in earnings
(loss) per share were certain items affecting comparisons, which netted to a loss of $.10 per share in 2001 and a loss of $4.67 per share in 2000. These items are detailed beginning on page 21.

Revenues in 2001 decreased $429.5 million, or 20%, to $1.8 billion. Advertising revenue decreased $414.9 million, or 28%, reflecting a comparative collapse in the global advertising environment, further exacerbated by the impacts of September 11. Information services revenue increased $8 million, or 2.8%, primarily due to modest growth in overseas Newswires revenue and an increase in paid subscriptions at the Online Journal at WSJ.com. Circulation and other revenue declined $22.6 million, or 5%, reflecting an increase in circulation units that was more than offset by an increase in lower revenue-producing copies.

Operating expenses in 2001 declined $41.5 million, or 2.4%, to $1.7 billion, mainly the result of cost saving initiatives totaling about $80 million and lower newsprint costs of $32 million offset by higher restructuring and September 11 related charges of $73 million. Newsprint expense was down 17%, reflecting a 21% reduction in consumption slightly offset by a 4.5% increase in average price per ton.

Operating income in 2001 totaled $110.2 million (6.2% of revenues) down $388 million, or 78%, from $498.2 million (22.6% of revenues) in 2000.

SEGMENT DATA

A summary of results of operations for each of the company's principal business segments as well as additional financial data is displayed in Note 13 to the financial statements. Segment data excludes restructuring charges and certain September 11 related items as management evaluates segment results exclusive of these items. Please refer to page 21 for further explanation of these items.

The company's business and financial news and information operations are reported in two segments: print publishing and electronic publishing. The results of the company's Ottaway Newspapers subsidiary, which publishes 14 daily newspapers, 11 Sunday papers and more than 30 weeklies and shoppers in 9 states in the U.S., are reported in the community newspaper segment. In addition, the company reports certain administrative activities under the corporate segment. Print publishing accounted for approximately 60% of 2002 and 2001 revenues, with electronic publishing and community newspapers each accounting for roughly 20% of revenues. In 2000, when business-to-business advertising was cyclically strong, print publishing accounted for 70% of company revenues, with electronic publishing and community newspapers each contributing roughly 15% of company revenues.


PRINT PUBLISHING

Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations (results of the company's international television ventures are included in equity in losses of associated companies).

Print publishing revenues and profits are largely dependent on business-to-business advertising revenue. Advertising volume declined sharply in 2002 and 2001 from cyclically strong 2000 levels, driven by overall weakness in the global advertising environment, particularly in the company's core financial and technology segments. Financial and technology advertising, comprised about 40% of the U.S. Journal's total linage in 2002, 46% in 2001, and 56% in 2000.

(in thousands)                        2002             2001             2000
                                ----------       ----------       ----------
Revenues
U.S. Publications:
  Advertising                   $  585,851       $  705,961       $1,071,731
  Circulation and other            272,100          279,959          299,000

International Publications:
  Advertising                       54,832           79,080          102,686
  Circulation and other             36,087           41,934           45,529
                                ----------       ----------       ----------
Total revenues                     948,870        1,106,934        1,518,946
Expenses*                          956,928        1,015,466        1,118,789
                                ----------       ----------       ----------
Operating (loss) income*        $   (8,058)      $   91,468       $  400,157
                                ==========       ==========       ==========
Operating margin                       (.8)%            8.3%            26.3%

Included in expenses:
Depreciation and amortization   $   71,568       $   65,668       $   64,965

* Restructuring charges and September 11 related items are not included in segment expenses as management evaluates segment results exclusive of these items. For information purposes, restructuring and September 11 related items allocable to the print publishing segment were $16,794 and $49,447 in 2002 and 2001, respectively.



Advertising Volume
Year-Over-Year Percentage Change:

(Decreases)/Increases                2002             2001              2000
                                     ----             ----              ----
The Wall Street Journal
  General                            (7.9)%          (27.0)%             1.4%
  Technology                        (30.4)           (52.6)             44.7
  Financial                         (28.2)           (42.3)              4.2
  Classified                         (6.8)           (17.8)             12.3
 Total                              (17.6)           (37.6)             14.1

The Asian Wall Street Journal       (19.2)           (28.2)             25.2
The Wall Street Journal Europe      (18.7)           (28.0)             14.9
Barron's                            (10.4)           (33.4)             12.9

2002 COMPARED TO 2001

2002 was the second year of heavily depressed business-to-business advertising at the company's advertising dependent print publishing businesses, which led to an operating loss for the segment in 2002.

In 2002, print publishing revenues declined $158.1 million, or 14%, from 2001. U.S. print publication advertising revenue fell $120.1 million, or 17%, as a result of a 17.6% decline in advertising volume at The Wall Street Journal and a 10.4% decline at Barron's. While it was not enough to offset declines in other business-to-business advertising, color advertising, which is billed at a premium, increased 34% in 2002, driven by the company's color print expansion and Today's Journal launch. International print revenues declined $30.1 million, or 25%, reflecting lower advertising volume and the divestiture earlier this year of a small near break-even publication in South America. Advertising linage at the The Asian Wall Street Journal, The Wall Street Journal Europe and the Far Eastern Economic Review decreased 19.2%, 18.7% and 30.9%, respectively. Excluding the loss of revenue from the South American publication, international revenues were down 18%. U.S. television advertising license revenue from CNBC decreased 55%.

Wall Street Journal general advertising, which represented 42% of total 2002 Journal linage, fell 7.9% in 2002. Within the general category, consumer advertising (which represented one quarter of total linage) increased 2.6% in 2002 on increases in auto, travel and other consumer advertising. The increase in consumer advertising was more than offset, however, by a 20.5% decline in general business-to-business advertising, including declines in professional services, public utilities and other corporate advertising.

Technology advertising, which represented about 20% of total 2002 Journal linage, fell 30.4% in 2002 on further declines in business-to-business e-commerce, software, hardware, personal computer and telecommunications advertising. Financial advertising comprised 20% of total Journal advertising in 2002 and declined 28.2% in 2002 reflecting ongoing cyclical weakness in the financial markets. Classified advertising linage, representing 18% of total Journal linage, declined 6.8% in 2002, primarily due to declines in help-wanted advertising.

Circulation and other revenue for U.S. publications decreased $7.9 million, or 2.8%, in 2002. Average circulation for The Wall Street Journal was 1,817,000 in 2002, up modestly from 1,798,000 in 2001 and 1,789,000 in 2000.
Barron's average annual circulation was 295,000 in 2002 compared with 291,000 in 2001 and 305,000 in 2000. Despite an increase in average circulation, circulation revenue decreased during the year on an increase in lower revenue-producing copies. During the fourth quarter of 2002, the company increased the subscription price of The Wall Street Journal by $14, or 8%.

Circulation and other revenue for international publications declined $5.8 million, or 14%, in 2002 resulting from an increase in lower revenue-producing copies and a decline in international conference revenues. Average combined circulation for the international editions of The Wall Street Journal was 179,000 in 2002 compared with 185,000 in 2001 and 170,000 in 2000. Print publishing 2002 expenses declined $58.5 million, or 5.8%, from 2001, reflecting lower newsprint costs, cost savings initiatives and the divestiture of the South American publication, offset somewhat by costs related to the launch of Today's Journal. Newsprint expense decreased 30% as a result of a 9.7% decrease in consumption coupled with a 22.5% decrease in average newsprint prices.

Print publishing's 2002 segment loss was $8.1 million, which was down almost $100 million from 2001's segment profit of $91.5 million (8.3% of revenues).


2001 COMPARED TO 2000

As discussed above, 2001 marked the beginning of a very severe, cyclical downturn in the global advertising environment, which was particularly acute at the company's advertising dependent print publishing businesses. In 2001, revenues fell $412 million, or 27%, from 2000. Advertising revenue for U.S. publications fell $365.8 million, reflecting a 37.6% decline in advertising linage at The Wall Street Journal as well as a 33.4% drop in Barron's national ad pages. International print revenues fell 18% as advertising linage at The Wall Street Journal Europe decreased 28%, linage at The Asian Wall Street Journal fell 28.2%, and at the Far Eastern Economic Review advertising pages declined 32.2%. U.S. television advertising license revenue decreased 41%.

The Journal's general advertising fell 27% in 2001 due to lower professional service, travel and business-to-consumer advertising. Technology advertising fell 52.6% in 2001 due to a falloff in business-to-business e-commerce, which thrived during the first half of 2000 and much of 1999, as did advertising for computer hardware and software. Financial advertising was down 42.3% in 2001, reflecting the cyclical downturn in the financial markets. Classified and other linage decreased 17.8%, reflecting softness in help-wanted and real estate advertising.

Circulation and other revenues for U.S. print publications declined $19 million, or 6.4%, in 2001. Average circulation for The Wall Street Journal was 1,798,000 in 2001, up from 1,789,000 in 2000 and 1,772,000 in 1999.
Barron's average annual circulation was 291,000 compared with 305,000 in 2000 and 300,000 in 1999. Circulation revenues were down primarily due to a drop in paid orders, partially offset by a 2001 price increase in Journal single copy units.

Circulation and other revenue for international print publications in 2001 was down 7.9% from 2000 on increases in lower rate copies, a decline in The Wall Street Journal Europe newsstand revenue and volume declines at the Far Eastern Economic Review. Average combined circulation in 2001 for the international editions of The Wall Street Journal grew to 185,000, up 8.8% from 170,000 in 2000 and compared with 147,000 in 1999 as a result of an increase in lower rate copies.

Print publishing expenses in 2001 declined $103.3 million, or 9.2%, compared to 2000 levels, largely reflecting the company's cost reduction initiatives and lower newsprint costs. Newsprint expense decreased 21%, as a result of a 24% decrease in consumption slightly offset by a 4.5% increase in average newsprint prices.

Print publishing 2001 segment profit was $91.5 million (8.3% of revenues), a decline of $308.7 million, or 77%, from profits of $400.2 million (26.3% of revenues) in 2000.







                                        16
<PAGE

ELECTRONIC PUBLISHING

Electronic publishing includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites as well as the company's licensing/business development businesses. Revenues in the electronic publishing segment are mainly subscription-based. Electronic publishing represented about 20% of total 2002 revenues.

(in thousands)                              2002          2001          2000
                                        --------      --------      --------
Revenues
Dow Jones Newswires:
  North America                         $177,706      $193,134      $192,019
  International                           44,519        41,864        39,894
                                        --------      --------      --------
Total Newswires                          222,225       234,998       231,913
Consumer Electronic Publishing            50,230        48,683        60,471
Dow Jones Indexes/Ventures                37,036        34,305        35,185
                                        --------      --------      --------
Total revenues                           309,491       317,986       327,569
Expenses*                                248,628       272,269       287,272
                                        --------      --------      --------
Operating income*                       $ 60,863      $ 45,717      $ 40,297
                                        ========      ========      ========
Operating margin                            19.7%         14.4%         12.3%

Included in expenses:
Depreciation and amortization           $ 25,374      $ 22,421      $ 25,261

Statistical:
Dow Jones Newswires terminals            308,000       330,000       346,000
WSJ.com subscribers                      679,000       626,000       535,000

* Restructuring charges and September 11 related items are not included in segment expenses as management evaluates segment results exclusive of these items. For information purposes, restructuring and September 11 related items allocable to the electronic publishing segment were $6,521 and $18,796 in 2002 and 2001, respectively.

2002 COMPARED TO 2001

Electronic publishing significantly improved profitability in 2002 as modestly lower segment revenues were more than offset with cost controls, which led to increased profitability and margins for the segment.

Electronic publishing 2002 revenue decreased $8.5 million, or 2.7%, from 2001, as a decline in Newswires revenue was somewhat offset by increased revenue at Dow Jones Indexes/Ventures and at Consumer Electronic Publishing.

Dow Jones Newswires revenue decreased $12.8 million, or 5.4%, from 2001. North American revenue declined $15.4 million, or 8%, primarily the result of a decline in retail revenue caused by further retrenchment in the securities industry. The decline in domestic revenue was partially offset by a 6.3% increase in international newswire revenue as a result of a wholesale agreement to deliver a selection of Dow Jones news on all Moneyline Telerate terminals worldwide. English-language terminals carrying Dow Jones Newswires at the end of 2002 were 308,000 compared with 330,000 at the end of 2001, with North American terminals declining 45,000 and international terminals increasing 23,000 year over year. International and North American terminal counts and revenues benefited from the Moneyline Telerate bundling agreement.

Driven largely by the launch of the redesigned Online Journal at WSJ.com in January 2002, Consumer Electronic Publishing revenues increased $1.5 million, or 3.2%, from 2001. Increases in subscriber (13%) and advertising revenue (6%) were partially offset by declines in licensing revenue (18%). Total WSJ.com subscribers at the end of 2002 reached 679,000, up 8.5% over year-end 2001 and the number of different users who accessed at least one page of WSJ.com subscriber-only content over the course of a 24-hour day was 121,000, up 13% compared with 107,000 in 2001.

Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes, reprints/permissions and radio businesses increased $2.7 million, or 8%, as a result of higher revenues at Dow Jones Indexes and radio, somewhat offset by a decline in reprints revenue.

Electronic publishing 2002 expenses declined $23.6 million, or 8.7%, from 2001, as a result of lower employee costs, decreased royalty expense and cost controls offset by an increase in depreciation expense related to the investment in the company's redesigned WSJ.com website.

Electronic publishing profits in 2002 of $60.9 million (19.7% of revenues) was $15.1 million, or 33%, better than 2001 operating income of $45.7 million (14.4% of revenues). The improvement in margins and profits was primarily driven by cost control and reduced losses at Consumer Electronic Publishing and increased profits at Dow Jones Indexes/Ventures.


2001 COMPARED TO 2000

In 2001, electronic publishing revenue fell $9.6 million, or 2.9%, from 2000, largely reflecting a drop in advertising revenue at The Online Journal. Dow Jones Newswires revenue in 2001 increased $3.1 million, or 1.3%, from 2000. International newswire revenue posted a gain of 4.9%, while North American revenue grew 0.6%. At the end of 2001, there were 330,000 terminals carrying Dow Jones Newswires compared with 346,000 in 2000. North American terminals decreased 23,000, offset by an increase of 7,000 terminals throughout the rest of the world.

Consumer Electronic Publishing 2001 revenue fell $11.8 million, or 19%, from 2000, reflecting a 50% decline in advertising revenue partially offset by an 8.7% rise in subscription revenue and increased licensing revenue. The number of Online Journal subscribers at the end of 2001 reached 626,000, up from 535,000 in 2000 and 375,000 in 1999. At year-end 2001, the average number of different individuals who accessed at least one page of The Online Journal subscriber-only content over the course of a 24-hour day was 107,000 compared with 100,000 in 2000. Dow Jones Indexes/Ventures revenue in 2001 decreased $.9 million, or 2.5%, reflecting a decline in radio and reprint revenue partially offset by an increase in Dow Jones Indexes revenue.

Electronic publishing 2001 expenses decreased $15 million, or 5.2%, largely due to cost reduction efforts at The Online Journal and other electronic publishing businesses. Electronic publishing profits of $45.7 million (14.4% of revenues) increased $5.4 million, or 13%, from $40.3 million (12.3% of revenues) in 2000.


COMMUNITY NEWSPAPERS

Community newspapers includes the operations of Ottaway Newspapers, which publishes 14 daily newspapers and over 30 weekly newspapers and "shoppers" in 9 states in the U.S. Community newspapers comprised about 20% of total company 2002 revenues.

During 2002, the company sold five community newspaper properties, completing the divestiture phase of its strategy to enhance the Ottaway Newspaper portfolio. In October 2002, the company purchased the Ashland Daily Tidings and the Medford Nickel, two small publications in southern Oregon, for $7.8 million, from Lee Enterprises. Excluding divested and newly-acquired properties, Ottaway "same store" sales, margins and profitability increased in 2002.

(in thousands)                                2002         2001         2000
                                          --------     --------     --------
Revenues
Advertising
 Comparable operations                    $198,894     $194,222     $199,760
 Divested/newly-acquired operations         16,732       53,145       56,255
                                          --------     --------     --------
Total advertising                          215,626      247,367      256,015

Circulation and other
 Comparable operations                      78,516       79,109       79,712
 Divested/newly-acquired operations          6,670       21,687       20,376
                                          --------     --------     --------
Total circulation and other                 85,186      100,796      100,088
                                          --------     --------     --------
Total revenues                             300,812      348,163      356,103

Expenses
 Comparable operations                     203,647      207,294      205,737
 Divested/newly-acquired operations         17,910       55,722       55,884
                                          --------     --------     --------
Total segment expenses*                    221,557      263,016      261,621

Operating income
 Comparable operations                      73,763       66,037       73,735
 Divested/newly-acquired operations          5,492       19,110       20,747
                                          --------     --------     --------
Total operating income*                   $ 79,255     $ 85,147     $ 94,482
                                          ========     ========     ========
Operating margin
 Comparable operations                        26.6%        24.2%        26.4%
 Divested/newly-acquired operations           23.5%        25.5%        27.1%

Included in expenses:
Depreciation and amortization
 Comparable operations                     $11,034     $ 12,699      $13,284
 Divested/newly-acquired operations            716        3,751        3,950

Advertising volume increase/(decrease)**
 Dailies                                      (1.7)%       (4.0)%        3.9%
 Non-Dailies                                  (2.5)         6.6          1.9
 Overall                                      (1.8)        (2.5)         3.6

* Restructuring charges and September 11 related items are not included in segment expenses as management evaluates segment results exclusive of these items. For information purposes, restructuring and September 11 related items allocable to the community newspaper segment were $321 in 2001.

** Percentage excludes divested/newly-acquired operations.


2002 COMPARED TO 2001

Community newspapers revenue for 2002 declined $47.4 million, or 13.6%, from 2001. Excluding divested and newly-acquired operations, revenue increased $4.1 million, or 1.5%. Advertising revenue, excluding divested and newly-acquired operations, increased $4.7 million, as higher preprint revenue and rate increases more than offset a modest 1.8% decline in advertising linage. Circulation and other revenues for 2002 declined $15.6 million, or 15.5%. Excluding divested and newly-acquired operations, circulation and other revenue declined slightly as an increase in circulation revenue was more than offset by a decrease in other revenue, primarily from a decline in commercial printing revenue. Average daily circulation excluding divested and newly-acquired papers was 384,000 in 2002 and 2001.

Community newspapers expenses in 2002 declined $41.5 million, or 15.8%, from 2001. Excluding divested and newly-acquired operations, operating expenses decreased $3.6 million, or 1.8%, due to lower newsprint expense partially offset by increased employee benefit-related expenses. Newsprint expense fell 25.3%, on a 5.8% decline in consumption and 20.8% lower prices.

Operating income in 2002 of $79.3 million (26.3% of revenues) declined $5.9 million, or 6.9%, from operating income of $85.1 million (24.5% of revenues). Excluding divested and newly-acquired operations, operating income of $73.8 million (26.6% of revenues) increased $7.7 million, or 12%, from operating income of $66 million (24.2% of revenues).


2001 COMPARED TO 2000

In 2001, community newspaper revenues declined 2.2% from 2000. This relatively modest decrease in revenue largely resulted from an $8.6 million, or 3.4%, decline in advertising revenue. Overall advertising linage fell 3.1% in 2001, with linage at the daily papers down 4.2%, and non-daily linage up 3.3%. Circulation and other revenues showed a slight improvement of 0.7%. Average circulation for the dailies was 540,000 in 2001 versus 546,000 in 2000. Segment expenses rose 0.5% resulting from higher administration costs, which were nearly offset by savings in newsprint consumption and other cost containment efforts. Newsprint costs declined 1.2% on a 5.1% reduction in consumption and a 4% increase in average newsprint prices. Community newspapers 2001 profit of $85.1 million (24.5% of revenues) decreased $9.3 million, or 9.9%, from $94.5 million (26.5% of revenues) in 2000.

CERTAIN ITEMS AFFECTING COMPARISONS

The following table summarizes certain items affecting comparisons by year.

(in millions, except
per share amounts)                   2002                   2001                    2000
                            ----------------------  ----------------------   ---------------------
                             Pretax     Net    EPS   Pretax     Net    EPS    Pretax    Net    EPS
                            -------     ---    ---  -------     ---    ---   -------    ---    ---
Included in
 operating income: (a)
  Restructuring
    charges                 ($ 26.9)($ 15.8)($ .18)  ($39.3) ($23.5) ($.27)
  Insurance gain                3.1     1.8    .02
  WFC operating
    lease                                             (32.2)  (19.3)  (.23)
  Sept 11
    disaster-related                                   (1.7)   (1.0)  (.01)

Included in non-
 operating income:
  Equity method
   investments: (b)
    CNBC International
     gains                      3.9     3.9    .05      1.2      .7    .01    $ 3.2  $  2.1 $  .02
    Restructuring/workforce
     reductions at Factiva
     and CNBC International    (2.7)   (1.6)  (.03)
    Lease termination charge
     at SmartMoney             (1.5)    (.9)  (.01)    (3.6)   (2.2)  (.02)
    Shut-down of Work.com                              (2.4)   (1.6)  (.02)

  Gains on sale of
   businesses & investments: (c)
    Five Ottaway properties   197.9   164.1   1.94
    DJ Financial
     Publishing                                                                13.8     9.5    .10
    SportsTicker
     Enterprises                                                                6.4     4.8    .05
    Swap of NextVenue
     shares for iBEAM
     shares                                                                     3.8     3.8    .04

  Contract
   guarantee, net (d)         (11.9)  (11.9)  (.14)    17.1    17.1    .20   (255.3) (255.3) (2.93)

  Write-downs of
   investments: (e)
    Nation Multimedia                                  (4.8)   (4.8)  (.06)
    iBEAM                                              (4.0)   (4.0)  (.05)
    Bridge Information
     Systems                                                                 (166.4) (166.4) (1.90)
    OptiMark Technologies                                                     (12.1)  (12.1)  (.14)

Income tax valuation
  allowance for capital
  loss carryforward (f)                                        30.0    .35
                             ------  ------  -----    -----   -----   ----   ------  ------  -----
TOTAL                        $161.9  $139.6  $1.66*  ($69.7) ($ 8.6) ($.10) ($406.6)($413.6)($4.67)*

*   Per share amounts for each item were calculated using the average shares outstanding during the quarter that the transaction occurred.  Therefore, the total of the individual items does not add to the full-year earnings per share.



(a) Restructuring Charges and September 11 related items, net:
Restructuring
In 2002, the company initiated two workforce reductions resulting in total restructuring charges of $26.9 million largely reflecting employee severance related to workforce reductions of about 445 full-time employees, or roughly 6%, of the company's full-time workforce. These workforce reductions occurred in all business segments with the exception of community newspapers. Annualized cost savings associated with the workforce reduction are expected to be about $39 million. As of December 31, 2002, about 87% of the employees that were part of the workforce reductions were terminated and the remaining separations are expected to be completed by mid-year 2003.

In 2001, the company initiated three separate workforce reductions totaling roughly 550, or 6%, of its full-time employees. Severance and other exit costs related to these workforce reductions, which occurred in every business segment, amounted to $34.9 million. The company also wrote down assets that were made obsolete or redundant, and were abandoned totaling $4.4 million. Annualized cost savings associated with the workforce reduction are expected to be about $47 million. As of December 31, 2002, all of the employees that were part of the 2001 workforce reduction were terminated.

World Financial Center/September 11 related
The fourth quarter of 2002 included a gain of $3.1 million ($1.8 million after taxes, or $.02 per diluted share), reflecting the recovery of insurance proceeds in excess of the carrying value of World Financial Center assets that were destroyed as a result of the September 11 terrorist attacks. On September 11, 2001, the company's headquarters at the World Financial Center sustained damage from debris and dust as a result of the terrorist attacks on the World Trade Center. Approximately 60% of the floor space, including furniture and related equipment, was determined a total loss. In 2001, the company had written off the $15 million carrying value in assets that were destroyed and recorded as a receivable from insurance, which was included in other noncurrent assets on the balance sheet.

The third quarter of 2001 included charges to operating income of $1.7 million ($1 million after taxes, or $.01 per diluted share) related to the September 11 World Trade Center terrorist attacks. The charge included temporary relocation related costs and a charitable donation of $1 million to the September 11 Fund, which were partly offset by savings from World Financial Center rent abatement.

The company announced in October 2001 that it intended to permanently relocate various personnel housed at the World Financial Center to other available office space in the surrounding area, including company-owned facilities in South Brunswick, New Jersey. Dow Jones permanently vacated four of its existing seven floors (165,000 sq ft of its over 300,000 sq ft) of leased office space at World Financial Center. The lease is due to expire in 2005.

In the fourth quarter of 2001, as a result of its decision to permanently re-deploy its personnel from the World Financial Center, Dow Jones recorded a charge of $32.2 million, primarily reflecting its obligation to the landlord on the vacated space. This amount was undiscounted and included a $3.7 million write-down of undamaged leasehold improvements on the floors the company was vacating.

(b) Gains/Charges in Equity in Losses of Associated Companies
In 2002, equity in losses of associated companies included a net charge of $0.3 million consisting of charges in the fourth quarter totaling $4.2 million, offset by second quarter 2002 gains at CNBC Asia of $3.9 million. The fourth quarter of 2002 included restructuring/workforce reduction charges of $2.7 million ($1.6 million after taxes) at Factiva and CNBC International, combined, and an office lease termination charge of $1.5 million ($.9 million after taxes) at SmartMoney. The second quarter 2002 gains at CNBC Asia included a $2.5 million gain from the favorable settlement of a contractual obligation and a $1.4 million gain from the sale of an investment by CNBC Asia.

In 2001, equity in losses of associated companies included a net charge of $4.8 million ($3.1 million after taxes). The fourth quarter of 2001 included a charge of $3.6 million ($2.2 million after taxes) related to a loss on an office lease that was abandoned by SmartMoney. The third quarter of 2001 included a $1.2 million ($.7 million after taxes) gain relating to the early extinguishment of debt for CNBC Europe. In the first quarter of 2001, the company recorded a charge of $2.4 million ($1.6 million after taxes) for costs related to the shut-down of Work.com, a joint venture with Excite@Home.

Equity losses in associated companies for 2000 included a reversal of a 1998 restructuring charge of $3.2 million ($2.1 million after taxes) relating to CNBC Europe, resulting from the favorable disposition of a satellite lease in Europe.

(c) Gains on Sale of Businesses and Investments
The second quarter of 2002 included a gain of $44.5 million ($38 million after taxes, or $.45 per diluted share) from the sale of a community newspaper to Eagle-Tribune Publishing Company. The first quarter of 2002 included a gain of $153.4 million ($126.1 million after taxes, or $1.49 per diluted share) resulting from the sale of four of the company's Ottaway newspapers to Community Newspapers Holdings, Inc.

In 2000, the company recorded after-tax gains on the sale of businesses and investments of $18.1 million, as follows: a gain of $9.5 million from the sale of Dow Jones Financial Publishing Corp.; a gain of $4.8 million on the sale of the company's minority interest in SportsTicker Enterprises L.P.; and a net gain of $3.8 million resulting from the exchange of the company's holdings in NextVenue Inc. for shares issued through a merger of iBEAM Broadcasting Corp.

The company utilized a portion of its capital loss carryforward on these sales.

(d) Contract Guarantee, net
In 1998, the company completed the sale of its former subsidiary, Telerate, to Bridge Information Systems, Inc. (Bridge). The purchase price consisted of $150 million aggregate par value of 5 year, redeemable, convertible, 4% preferred stock of Bridge, which was included in other investments, and cash of $360 million. Under the terms of the sale, Dow Jones retained its guarantee of payments under certain circumstances of certain annual minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities and Market Data Corporation (MDC) under contracts entered into during the period when Telerate was a subsidiary of Dow Jones (contract guarantee). The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions. Bridge agreed to indemnify Dow Jones for any liability Dow Jones incurred under the contract guarantee with respect to periods subsequent to Bridge's purchase of Telerate. However, Bridge filed for bankruptcy protection on February 15, 2001 after unsuccessful attempts to reorganize its operations and arrange for additional financing.

Dow Jones believes that Cantor Fitzgerald and MDC have the obligation to cover, mitigate or otherwise reduce and/or avoid any losses or damages under these circumstances, including by securing the best possible commercial terms for the supply of the subject data to a third party or parties. Cantor and MDC deny that they have this obligation. Dow Jones believes that any and all amounts which are received by Cantor Fitzgerald and/or MDC in respect of such data would reduce any liability that Dow Jones might have under the contract guarantee. As of December 31, 2000, however, there was a high degree of uncertainty as to what value the data might have in the marketplace; whether an agreement will be reached by Cantor Fitzgerald and/or MDC to supply the data to a third party or parties; the financial position of such party or parties; the timing of any such agreement, and various related factors. Therefore, it was not possible for Dow Jones to determine with any certainty that any such offsets would in fact be realized, or at what time or in what amounts. Consequently, in December 2000, the company established a reserve in the amount of $255 million representing the present value of the total estimated annual minimum payments of about $300 million over the remainder of the contract (through October 2006 and using a discount rate of approximately 6%).

At December 31, 2001, the company's reserve for the contract guarantee was $232.4 million. Earnings in 2001 included income of $31.1 million resulting from Bridge fulfilling its payment obligation to Cantor during its post-petition bankruptcy phase, which was partially offset by the accretion of discount on the reserve balance of $14 million. Dow Jones made one payment of $5.8 million for amounts not paid by Bridge prior to its bankruptcy. Earnings in 2002 included accretion charges of $11.9 million, which increased the reserve balance as of December 31, 2002 to $244.3 million. The company has classified $111.6 million of this reserve as current based on the original due dates of the contract.

In October 2001, the bankruptcy court granted Bridge's motion to reject Telerate's contracts with Cantor and MDC. Telerate has indicated that it has ceased operations and is no longer receiving the government securities data from Cantor and MDC and will not be making payments to Cantor and MDC.
Cantor and MDC advised the company that they would be seeking payment from Dow Jones of an amount they allege was due on November 15, 2001 under the contract guarantee and future payments due through 2006. The company has various substantial defenses to these claims.

On November 13, 2001, the company instituted a lawsuit in the Supreme Court of the State of New York seeking a declaratory judgment with respect to the contract guarantee and the claims of Cantor and MDC. In this lawsuit the company has asked the court to find that the company does not and will not owe any payment under the contract guarantee through October 2006. In the alternative, the company has asked the court to find that if any amount is owed, it must be reduced by amounts that Cantor and MDC receive or should have received from other distribution of the data. Cantor Fitzgerald and MDC have filed counterclaims, and an additional lawsuit against the company disagreeing with the company's position and asserting damages of approximately $250 million.

Arguments were heard in August 2002 on the parties' respective motions to grant their own claims and to dismiss the competing claims. The Court rendered a decision in January 2003 denying these motions in all material respects. Thus, the case is expected to enter the discovery phase shortly.

(e) Write-down of Investments
In 2001, the company realized a loss of $8.8 million from impairment in the value of its investments in Nation Multimedia Group Public Co.($4.8 million), and iBEAM Broadcasting Corp.($4 million).

In 2000, the company wrote down the carrying value of its investments in Bridge and SAVVIS Communications Corp. (in aggregate, $166.4 million) and OptiMark Technologies, Inc. ($12.1 million).

See Note 5 to the financial statements for additional information on the 2001 and 2000 write-downs of investments.


(f) Income Tax Valuation Allowance for Capital Loss Carryforward
A tax benefit of $30 million was recorded in the fourth quarter of 2001 as the company believed that it was more likely than not that it would use a portion of its capital loss carryforward to offset capital gains on the sales of the five Ottaway properties. The valuation allowance against the carryforward was reduced in an amount equal to the anticipated net tax benefit.

OTHER INCOME/DEDUCTIONS

Interest expense, net of investment income, in 2002 was $2.7 million compared with net investment income of $.9 million in 2001. The negative swing largely reflected reduced capitalized interest as a result of the completion of the Journal color expansion and the WSJ.com redesign projects.

Equity in Losses of Associated Companies
The company's share of losses from equity investments was $.5 million in 2002, which was an improvement of $16.7 million compared with a loss of $17.2 million in 2001. The reduced losses were the result of improved results at SmartMoney, Factiva and CNBC International as well as a favorable comparison as the first quarter of 2001 included $2.7 million of losses from Work.com operations and shut-down costs of $2.4 million. Partly offsetting these gains were reduced earnings at F.F. Soucy, the company's newsprint affiliate, driven by lower newsprint prices.

Equity in losses in 2001 relative to 2000 was flat at a loss of $17.2 million largely reflecting improved results at Factiva and a favorable comparison relating to the first quarter 2001 shut-down of Work.com, offset by a decline in earnings from the Handelsblatt and VWD investments.


INCOME TAXES

The effective income tax rate in 2000 through 2002 was affected by capital loss/gain transactions including the utilization of its capital loss carryforward on the Ottaway property sales, a reduction in the tax valuation allowance in 2001 (related to the expectation of utilizing a portion of the company's capital loss carryforward), the non-deductibility of the reserve for the contract guarantee and the investment write-downs in 2001 and 2000. The following table shows the impact of these items.

                                                   2002      2001     2000
                                                   ----      ----     ----
Effective income tax rate (net
 of minority interests)                            24.0%      9.9%   252.5%
Effective income tax rate (net of minority
 interests) excluding items identified
 in the table on page 21                           40.0%     40.0%    39.2%


At December 31, 2002, the company had available approximately $715 million of capital loss carryforward (a deferred tax asset of $276 million which is fully reserved). About $451 million of this loss carryforward is recognized for tax purposes, with $294 million expiring at the end of 2003 and $157 million expiring in 2006. The remaining $264 million of capital loss carryfoward, which primarily relates to the Cantor contract guarantee obligation, will be recognized for tax purposes only to the extent, if any, that the company is required to make payment. If the company is required to make any such payment, the resulting loss carryforward will be available for use five years from the year it is recognized.

As a result of changes to Internal Revenue Service (IRS) guidelines in 2002, the company will amend its 1998 U.S. Corporate income tax return in 2003 and recalculate its capital loss on its sale of Telerate. If approved by the IRS, this will increase the allowable tax loss on the sale of Telerate by approximately $575 million. Factoring in the additional capital loss, the company would have a total capital loss carryforward of approximately $1.3 billion, of which $1.03 billion is recognized for tax purposes, with $870 million expiring on December 31, 2003.

During 2002, the company utilized about $190 million of capital loss carryforward on its sales of its Ottaway properties. In 2001, based on the expected utilization of capital loss carryforward through sales of the Ottaway properties, the company reduced its tax valuation allowance and recorded a tax benefit of $30 million ($.35 per diluted share).


ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146) "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was the case in prior guidance by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces EITF Issue No. 94-3. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The company will adopt the provisions of SFAS 146 as of January 1, 2003.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46). Variable Interest Entities ("VIEs") are entities where control is achieved through means other than voting rights. FIN 46 provides guidance on the identification of and financial reporting for VIEs. A VIE is required to be consolidated if the company is subject to the majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns, or both. The consolidation requirements for VIEs created after January 31, 2003 are effective immediately and consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. While the company continues to evaluate the impact, the adoption of this Interpretation is not expected to have a material effect on the company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations in 2002 was $145.6 million, down $196.1 million, or 57%, from 2001's $341.7 million. The decline was due to a drop in operating income adjusted for restructuring charges and September 11 related items not paid in each year, the timing of collections of accounts receivable and higher income tax payments in 2002. The company's federal income taxes that were normally due on September 15, and December 15, 2001 were deferred to January 15, 2002 as the Internal Revenue Service offered relief of these payments for taxpayers that were affected by the September 11 terrorist attacks on the World Trade Center.

Net cash provided by investing activities was $158.5 million in 2002 compared with net cash used in investing activities of $172.2 million in 2001 and $202.8 million in 2000. Cash provided by investing activities in 2002, included pretax proceeds from the sales of the five Ottaway properties of $244 million. The company used these proceeds to repurchase shares and reduce its debt. Cash provided by investing activities also included proceeds from a property damage insurance claim of $16.9 million, net of clean-up costs. The insurance reimbursement stemmed from the company's property damage claim at its World Financial Center (WFC) offices as a result of the September 11 terrorist attacks. These insurance proceeds, along with an additional $1.3 million due in 2003, reflect a final settlement of the company's property damage claim. The company has not set up a claim receivable for its business interruption related losses as it continues to assess the amount of its recovery with its insurance providers. Capital expenditures totaled $77.7 million in 2002, including $12 million for replacement of assets damaged as a result of the World Trade Center attacks, which was fully recovered from insurers. Capital expenditures were $128.8 million in 2001 and $187 million in 2000, which included capital expenditures for The Wall Street Journal color expansion project ($41 million in 2001 and $71 million in 2000) and the WSJ.com redesign ($19 million in 2001).

Net cash used in financing activities was $285.7 million in 2002 compared to $197.9 million in 2001 and $280.7 million in 2000. Cash outlays in 2002 included $143.5 million to repurchase 3.2 million of the company's shares, the payment of $83.6 million in dividends to shareholders and the reduction in debt of $81 million. In 2001, the company paid $154.3 million to repurchase 2.6 million shares and paid $85.8 million in dividends while increasing its debt balance only slightly. During 2000, the company purchased 3.7 million shares for $221.2 million and paid dividends of $88.1 million.

In 2003, the company expects its beginning cash balance and cash provided by operations to be sufficient to meet its normal recurring operating commitments, fund capital expenditures of about $65 million and pay dividends. The company expects to repurchase fewer shares than it has over the last few years as the repurchase of shares will be calibrated to free cash flow.

As previously disclosed in 2000, the company established a reserve for the present value of the total estimated payments through October 2006 in connection with Dow Jones' guarantee of certain minimum payments for data acquired by Dow Jones' former Telerate subsidiary from Cantor Fitzgerald Securities and Market Data Corporation (MDC). Bridge Information Systems, Inc., which purchased Telerate in 1998, is currently in bankruptcy but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC. The company is now in litigation with Cantor and MDC with respect to their claims for amounts allegedly due under the contract guarantee. The company has various substantial defenses to these claims and the litigation is proceeding.

As of December 31, 2002, the balance of the reserve for the contract guarantee was $244.3 million. Due to the stage of the lawsuit at December 31, 2002, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced. Accordingly, the company believes the balance of the reserve continues to be appropriate. Also included in other payables are other reserves related to the sale of Telerate to Bridge in 1998. The company expects the latter to be resolved in bankruptcy court proceedings.

If necessary, the company's liquidity requirements may be funded through the issuance of commercial paper, which is supported by a $400 million revolving credit agreement with several banks, $130 million through June 23, 2003, and $270 million through June 24, 2006. The company plans to extend the credit agreement prior to its expiration. Borrowings may be in the form of commercial paper, bank loans or long-term notes under a $300 million shelf registration statement filed with the Securities and Exchange Commission. Commercial paper, amounting to $92.9 million at December 31, 2002, is classified as long-term, as it is the company's intent to refinance such obligations on a long-term basis. The company's borrowing capacity is limited by certain debt covenants, based on cash flow measures. As of year-end 2002, the company's indebtedness was approximately $640 million less than the maximum borrowing allowed under the debt covenants.

In October 2002, citing a lack of short-term visibility for a business-to-business advertising recovery, Fitch Ratings downgraded the senior unsecured debt rating and the commercial paper rating of the company. The unsecured debt rating has been downgraded to A+ from AA- and the commercial paper to F1 from F1+. Also in October 2002, Standard and Poor's downgraded the company's long-term debt rating from AA- to A+, which is Standard & Poor's fifth highest rating and still investment grade, and downgraded its short-term corporate credit and commercial paper ratings to A-1 from A-1+. Moody's Investor Service left the company's ratings unchanged in 2002 at AA- for the senior unsecured debt and P-1 for short-term corporate credit and commercial paper.

Contractual cash obligations as of December 31, 2002, excluding the contract guarantee to Cantor/MDC discussed above, were as follows:

                                                 Due in
(in millions)                     2003   2004-2005   2006-2007  After 2007
                                 -----------------------------------------
 Long-term debt                  $92.9
 Lease commitments                55.5       $68.3       $34.0       $45.2
Other commitments:
 Lease guarantees of investees      .9         1.9         2.4         2.9


MARKET RISK

In December 2002, the company entered into forward foreign currency exchange contracts to exchange $24.5 million for 15.8 million British pounds and to exchange $25.3 million for 25.2 million euro. These contracts, which expire ratably over 2003, are designated as cash flow hedges of anticipated operating expenses that are denominated in these foreign currencies. Revenues of the company are largely collected in U.S. dollars.

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

The company's commercial paper outstanding of $93 million at December 31, 2002, is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates. At December 31, 2002, interest rates outstanding ranged from 1.28% to 1.31%, with a weighted-average of 1.3%. The bulk of this debt matures in the first quarter of 2003.


OUTLOOK

Operating results in 2003 will primarily hinge on advertising volume at the print publishing segment, or more specifically on business-to-business (B2B) advertising at The Wall Street Journal. B2B advertising is largely dependent on business, investor and public confidence, which is at a low ebb, and there remains a prevailing uncertainty of when a recovery in B2B advertising might take hold. Operating expenses for 2003 are planned to decline nearly 4%, as expected increases in newsprint prices and employee benefit costs will be more than offset by lower costs as a result of 2002 workforce reductions, and favorable comparisons to the 2002 restructuring charges, launch costs of Today's Journal and expenses from divested Ottaway properties.


PENDING TRANSACTION

In November 2002, the company and the von Holtzbrinck Group entered into a memorandum of understanding pursuant to which they agreed to exchange equity shareholdings so as to reduce the von Holtzbrinck Group's ownership of The Wall Street Journal Europe to 10% from 49% and the company's ownership of the von Holtzbrinck Group's business daily, Handelsblatt to 10% from 22%, with news and advertising relationships continuing. The agreement also provides each party the unilateral option to unwind the strategic alliance entirely. Assuming the transaction is consummated, the company expects to record an after-tax gain of $11 million, or $.14 per share, on the exchange of its 12% interest in Handelsblatt for 39% of The Wall Street Journal Europe.


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

The following are significant accounting policies of the company:

Advertising revenue, net of commissions, is recognized in the period in which the advertisement is displayed. The company's advertising rate card reflects certain volume-based discounts, which require management to make certain estimates regarding future advertising volume. These estimated rebates are recorded as a reduction of revenue in the period the advertisement is displayed and are revised as necessary based on actual volume realized. Online-related advertising revenue based on a minimum number of "impressions" is recognized as impressions occur.

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

Certain costs and related obligations of the company are based on actuarial assumptions, including some of its pension plans and the cost of the company's postretirement medical plan, which provides lifetime healthcare benefits to retirees who meet specified length of service and age requirements. These benefit costs are expensed over the employee's expected employment period. At December 31, 2002, the company's postretirement retiree medical benefit obligation was $190 million, which is not funded as it is the company's policy to fund postretirement medical costs as claims are incurred. In determining the cost of retiree medical costs, some factors that management must consider include the expected increase in health care costs, discount rates and turnover and mortality rates. The discount rate is based on the yield of high-quality, 15-year, corporate bonds at December 31, while other assumptions are updated periodically based on recent actual trends. Increasing the assumed healthcare cost trend rates by one percentage point in each year would have increased the accumulated postretirement benefit obligation by $30.6 million and increased the cost for 2002 by $3.7 million. Conversely, a one percentage point decline in assumed health care cost trend rates would have lowered the benefit obligation at the end of 2002 by $25.6 million and the cost for 2002 by $2.9 million.

The majority of the company's employees who meet specific length of service requirements are covered by defined contribution retirement plans. Substantially all employees who are not covered by these plans are covered by defined benefit pension plans based on length of service and age requirements. At December 31, 2002, the company's projected pension benefit obligation was $148 million, of which $117 million was funded. In determining the cost and obligation of the defined pension benefit plans, management must consider such factors as the expected return on plan assets, discount rates and expected employee salary increases. While the company believes its assumptions are appropriate, significant differences in actual experience or changes in these assumptions would affect the calculation of its projected obligation and cost under the defined benefit pension and postretirement medical plans.

Management must use its judgment in assessing whether the carrying value of certain long-lived assets, cost-method investments, identifiable intangibles and goodwill is impaired and if any asset is impaired, the extent of any such loss. Certain events or changes in circumstances may indicate that the carrying value may not be recoverable and require an impairment review.
Based on that review, if the carrying value of these assets exceeds fair value and is determined to not be recoverable, an impairment loss representing the amount of excess over its fair value would be recognized in income. Fair value estimates are based on quoted market values in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including discounted value of estimated future cash flows.

Management also exercises judgment in determining the estimated useful life of long-lived assets, specifically plant and property and certain intangible assets with a finite life. The company depreciates the cost of buildings over 40 years; improvements to the buildings over 10 years; software over 3 to 5 years and machinery and equipment over 3 to 25 years. The 25-year life is applicable to the company's press equipment. The cost of leasehold improvements is depreciated over the lesser of the useful lives or the terms of the respective leases. Management bases its judgment on estimated lives of these assets based on actual experienced length of service of similar assets and expert opinions.

The company maintains a stock incentive plan under the Dow Jones 2001 Long-Term Incentive Plan. This plan provides for the grant of contingent stock rights, stock options, restricted stock, restricted stock units and other stock-based awards. The company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25) and its related interpretations. Under APB 25, pretax stock-based compensation charged to income principally in relation to the company's contingent stock rights and restricted stock awards was $2.7 million in 2002, $5.6 million in 2001 and $3.4 million in 2000. Had the company's stock-based compensation been determined by the fair-value based method of SFAS 123, "Accounting for Stock-Based Compensation," the company's earnings per share for 2002, 2001 and 2000 would have been reduced by roughly $.20 per share, $.16 per share and $.11 per share, respectively.

Management must exercise judgment in assessing the likely outcome of contingencies and legal proceedings that have arisen in the ordinary course of business and those described in Note 4 to the financial statements. Both the timing and amount of the provisions made in the financial statements and related disclosures represent management's judgment of likelihood, based on information available at the time and on the advice of legal counsel. Judicial or governmental bodies largely determine the outcome of these matters. The ultimate resolution of these matters, either by determinations by these bodies or other means, could be materially different from that assumed by the company in makings its provisions and related disclosures.

The company records a tax valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Currently, the company maintains a valuation allowance on deferred tax assets related to its capital loss carryforward. The company has considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the company were to determine that it would be able to realize all or a portion of its net deferred tax assets, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the company determine that it would not be able to realize all or a portion of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to: the cyclical nature of the company's business and the strong negative impact of economic downturns on advertising revenues; the negative impact on the company's core advertising market - business-to-business advertising - caused by weak corporate profits, concern over possible double-dip recession, corporate scandals that result in damage to business, investor and public confidence and fears over war with Iraq; the risk that the current weak advertising market, particularly in the financial and technology segments, will not improve or will very slowly or only to a limited extent; the risk that the company will not benefit from or will only benefit to a limited extent from any improvement in the advertising market in the face of competition from other national business magazines, television, trade publications and other publications and services; the company's ability to limit and manage expense growth, especially in light of its prior cost-cutting and its new planned growth initiatives, without harming its growth prospects; the extent to which the company is required to perform under the guarantee to Cantor Fitzgerald Securities and Market Data Corporation, and other uncertainties relating to liability under this guarantee; the intense competition the company's existing products and services face in the markets for financial news and information and advertising revenues from newspapers, specialized magazines, free and paid Internet publications and services, financial television programming and other new media, and the impact this will have on the company's initiatives to expand its existing market presence as well as to extend its consumer reach; the company's ability to expand and diversify its market segment focus beyond financial and technology and the challenge it will face in attempting to become a leading presence in new market segments, such as health care, automotive, telecom, and high-end consumer goods, where competing publications and services, such as specialty and trade magazines, have already established themselves; the competition the company will face in introducing new products and services in the business-to-business market from already existing newsletters, trade publications, research reports and services; with respect to Newswires, the challenges the company will face in launching its "Newswire of the Future" initiative, in the face of competing resources for in-depth news analysis; with respect to Newswires and other subscription-based products and services, the negative impact of business consolidations and layoffs in the financial services industry on sales of the company's products and services; with respect to Newswires, the challenges the company faces in striving to increase its international revenues given the competition from and subscribers' desire for, local language news services; with respect to Newswires, risks concerning the financial viability of the Moneyline Telerate business, with which Newswires has entered into a bundling arrangement that is important to Newswires' international revenues; the company's ability to find strategic and financially attractive core-business acquisition opportunities; the company's ability to leverage its brands to develop new business opportunities and to generate advertising and other revenues from these products; the company's ability to achieve strategic alliances and to improve the growth and profitability of existing strategic alliances; with respect to the company's community newspapers business, its ability to maintain or grow margins and to strengthen its portfolio of newspaper properties, particularly given the difficulty of finding quality newspaper properties to acquire; the degree to which the company's new Personal Journal is able to generate new advertising revenues from diversified markets, such as health care, automotive and consumer goods; the extent to which the new enhancements to The Wall Street Journal will attract a broader base of readers, subscribers, and advertisers; in light of the weak advertising market and competition, the company's ability to attract diverse advertisers to place color advertising; the company's ability to increase its circulation and advertising revenues from its international print publications and to further penetrate overseas markets through print and television products, given the competition from local language publications and television networks and other international publications and television ventures; the ability of WSJ.com to continue to increase revenues through building subscriber and advertiser numbers and to limit expenses; the amount of user traffic on the company's Internet sites and the pricing of advertising on Internet sites generally; potential increased regulation of online businesses; adverse developments relating to the company's commitments, contingencies and equity investments; the company's ability to negotiate collective bargaining agreements with its labor unions without work interruptions; cost of newsprint; and such other risk factors as may have been or may be included from time to time in the company's reports filed with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                            Dow Jones & Company
             For the years ended December 31, 2002, 2001 and 2000

(in thousands, except per share amounts)           2002         2001         2000
                                             ----------   ----------   ----------
REVENUES:
Advertising                                  $  877,681   $1,052,322   $1,467,244
Information services                            281,220      289,321      281,366
Circulation and other                           400,272      431,440      454,008
                                             ----------   ----------   ----------
    Total revenues                            1,559,173    1,773,083    2,202,618

EXPENSES:
News, operations and development                495,480      531,584      542,959
Selling, administrative and general             559,947      607,145      674,687
Newsprint                                       103,534      150,791      182,359
Print delivery costs                            191,581      194,432      196,502
Depreciation and amortization                   109,738      105,713      107,885
Restructuring charges and
 September 11 related items, net                 23,810       73,219
                                             ----------   ----------   ----------
    Operating expenses                        1,484,090    1,662,884    1,704,392

    Operating income                             75,083      110,199      498,226

OTHER INCOME (DEDUCTIONS):
Investment income                                   400        1,441        8,116
Interest expense                                 (3,083)        (500)      (2,037)
Equity in losses of associated
 companies                                         (488)     (17,181)     (17,182)
Gain on sales of
 businesses and investments                     197,925                    24,053
Contract guarantee, net                         (11,878)      17,136     (255,308)
Write-down of investments                                     (8,827)    (178,499)
Other, net                                         (429)      (2,580)        (991)
                                             ----------   ----------   ----------
Income before income taxes
 and minority interests                         257,530       99,688       76,378
Income taxes                                     63,741       10,794      196,957
                                             ----------   ----------   ----------
Income (loss) before minority interests         193,789       88,894     (120,579)
Minority interests in losses
 of subsidiaries                                  7,717        9,326        1,617
                                             ----------   ----------   ----------
NET INCOME (LOSS)                            $  201,506   $   98,220   $ (118,962)
                                             ==========   ==========   ==========
PER SHARE:

Net income (loss):
  Basic                                           $2.41        $1.15       $(1.35)
  Diluted                                          2.40         1.14        (1.35)

Cash dividends                                     1.00         1.00         1.00

Weighted-average shares outstanding:
  Basic                                          83,510       85,691       87,854
  Diluted                                        83,917       86,258       87,854

The accompanying notes are an integral part of the financial statements.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Dow Jones & Company
                   For the years ended December 31, 2002, 2001 and 2000

(in thousands)                                         2002       2001       2000
                                                  ---------   --------  ---------
OPERATING ACTIVITIES:
Net income (loss)                                 $ 201,506   $ 98,220  $(118,962)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
Contract guarantee, net                              11,878    (17,136)   255,308
Depreciation                                        108,666    102,597    105,064
Amortization of intangibles                           1,072      3,116      2,821
Gain on sale of businesses
 and investments                                   (197,925)              (24,053)
Write-down of plant and property                                22,936
Write-down of investments                                        8,827    178,499
Minority interests in losses of subsidiaries         (7,717)    (9,326)    (1,617)
Equity in losses of associated
 companies, net of distributions                      9,761     26,099     29,343
Changes in assets and liabilities:
  Accounts receivable                                 9,065     74,220     56,085
  Other current assets                                1,468     22,063    (23,206)
  Unearned revenue                                  (10,044)    (8,737)   (11,801)
  Accounts payable and accrued liabilities           (8,273)   (18,584)     2,446
  Income and deferred taxes                           7,822     10,904     (3,080)
  Deferred compensation                              30,319     23,149     11,733
  Other noncurrent assets                              (408)   (13,141)    (7,480)
  Other noncurrent liabilities                       (9,750)    20,457     (4,679)
Other, net                                           (1,844)    (3,931)        26
                                                  ---------   --------  ---------
  Net cash provided by operating
   activities                                       145,596    341,733    446,447

INVESTING ACTIVITIES:
Additions to plant and property                     (77,653)  (128,759)  (187,035)
Disposition of plant and property                       355      2,239      1,535
Proceeds from insurance, net                         16,918
Businesses and investments acquired                 (11,815)   (11,179)      (627)
Funding of equity investees, net                    (18,972)   (41,419)   (49,757)
Disposition of businesses and investments           243,592      1,176     28,760
Other, net                                            6,038      5,770      4,331
                                                  ---------   --------  ---------
  Net cash provided by (used in)
   investing activities                             158,463   (172,172)  (202,793)

FINANCING ACTIVITIES:
Cash dividends                                      (83,649)   (85,789)   (88,123)
Increase in long-term debt                           58,036     82,556    149,988
Reduction of long-term debt                        (139,057)   (59,463)  (150,000)
Proceeds from sales under stock
 compensation plans                                  16,671     15,156     28,644
Purchase of treasury stock, net of
 put premiums                                      (143,477)  (154,272)  (221,204)
Contribution from minority partner                    5,737      3,930
                                                  ---------   --------  ---------
  Net cash used in financing activities            (285,739)  (197,882)  (280,695)

Increase (decrease) in cash
 and cash equivalents                                18,320    (28,321)   (37,041)
Cash and cash equivalents at
 beginning of year                                   21,026     49,347     86,388
                                                  ---------   --------  ---------
Cash and cash equivalents at end of year          $  39,346   $ 21,026  $  49,347
                                                  =========   ========  =========

The accompanying notes are an integral part of the financial statements.

                          CONSOLIDATED BALANCE SHEETS
                              Dow Jones & Company
                           December 31, 2002 and 2001


(dollars in thousands)                                   2002            2001
                                                   ----------      ----------
ASSETS:
Current Assets:
Cash and cash equivalents                          $   39,346      $   21,026
Accounts receivable - trade, net of
 allowance for doubtful accounts of
 $5,220 in 2002 and $5,610 in 2001                    146,305         162,559
Accounts receivable - other                            23,779          27,039
Newsprint inventory                                     9,698          10,810
Prepaid expenses                                       16,704          13,877
Deferred income taxes                                  14,772          10,648
                                                   ----------      ----------
    Total current assets                              250,604         245,959



Investments in associated companies,
 at equity                                             83,619          78,985


Other investments                                       5,587           6,700


Plant and property, at cost:
 Land                                                  21,652          21,638
 Buildings and improvements                           426,540         395,270
 Equipment                                          1,222,946         993,677
 Construction in progress                              20,399         262,608
                                                   ----------      ----------
                                                    1,691,537       1,673,193
Less, accumulated depreciation                        970,836         911,844
                                                   ----------      ----------
                                                      720,701         761,349


Goodwill                                               56,251          75,522


Other intangible assets, less
 accumulated amortization of $1,297
 in 2002 and $251 in 2001                               6,779           6,061



Deferred income taxes                                  71,643          99,919



Other assets                                           12,475          23,845
                                                   ----------      ----------
    Total assets                                   $1,207,659      $1,298,340
                                                   ==========      ==========



                          CONSOLIDATED BALANCE SHEETS
                              Dow Jones & Company
                           December 31, 2002 and 2001


(dollars in thousands)                                   2002            2001
                                                   ----------      ----------
LIABILITIES:
Current Liabilities:
Accounts payable - trade                           $   55,285      $   61,579
Accrued wages, salaries and commissions                69,967          67,532
Retirement plan contributions payable                  23,850          23,614
Other payables                                        130,373         130,769
Contract guarantee obligation                         111,619          47,151
Income taxes                                           40,816          66,260
Unearned revenue                                      190,569         204,988
                                                    ---------      ----------
    Total current liabilities                         622,479         601,893

Long-term debt                                         92,937         173,958
Deferred compensation, principally
 postretirement benefit obligation                    294,831         247,915
Contract guarantee obligation                         132,584         185,173
Other noncurrent liabilities                           33,696          43,755
                                                   ----------      ----------
    Total liabilities                               1,176,527       1,252,694


Commitments and contingent liabilities (Note 12)

Minority interests in subsidiaries                        561           3,869

STOCKHOLDERS' EQUITY:
Common stock, par value $1.00 per share; authorized
 135,000,000 shares; issued 81,404,677 shares
 in 2002 and 81,286,732 shares in 2001                 81,405          81,287
Class B common stock, convertible, par value $1.00
 per share; authorized 25,000,000 shares; issued
 20,776,344 shares in 2002 and 20,894,289 shares
 in 2001                                               20,776          20,894
                                                   ----------      ----------
                                                      102,181         102,181
Additional paid-in capital                            120,645         127,846
Retained earnings                                     732,720         614,863
Accumulated other comprehensive income:
  Unrealized gain on investments                        1,565           1,128
  Unrealized gain on hedging                            2,059
  Foreign currency translation adjustment                 266          (2,427)
  Minimum pension liability, net of deferred taxes     (9,979)
                                                   ----------      ----------
                                                      949,457         843,591
Less, treasury stock, at cost; 20,264,693 shares
 in 2002 and 17,549,237 shares in 2001                918,886         801,814
                                                   ----------      ----------
    Total stockholders' equity                         30,571          41,777
                                                   ----------      ----------
    Total liabilities and stockholders' equity     $1,207,659      $1,298,340
                                                   ==========      ==========

The accompanying notes are an integral part of the financial statements.

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               Dow Jones & Company
                              For the years ended December 31, 2002, 2001 and 2000

                                                                           Accumulated
                                          Class B  Additional               Other Com-        Treasury Stock
(in thousands, except             Common   Common     Paid-in   Retained    prehensive       -----------------
 per share amounts)                Stock    Stock     Capital   Earnings  (Loss) income      Shares     Amount       Total
                                 -------  -------  ----------   --------  -------------      ------  ---------    --------
Balance, December 31, 1999       $81,004  $21,177    $137,487   $809,517       $(2,198) (12,360,278) $(493,497)   $553,490

Net loss - 2000                                                 (118,962)                                         (118,962)
Unrealized loss on investments                                                  (4,019)                             (4,019)
Unrealized gain on hedging                                                       2,360                               2,360
Translation adjustment                                                            (698)                               (698)
                                                                                                                  --------
  Comprehensive loss                                                                                              (121,319)

Dividends, $1.00 per share                                       (88,123)                                          (88,123)
Conversion of class B common
 stock into common stock             132     (132)
Capital changes of investee                              (989)                                                        (989)
Premiums on puts                                        8,943                                                        8,943
Sales under stock
 compensation plans                                    (7,960)                              723,606     44,873      36,913
Purchase of treasury stock                                                               (3,715,200)  (230,147)   (230,147)
                                 -------  -------    --------   --------       -------  -----------   --------    --------
Balance, December 31, 2000        81,136   21,045     137,481    602,432        (4,555) (15,351,872)  (678,771)    158,768

Net income - 2001                                                 98,220                                            98,220
Unrealized loss on investments                                                    (118)                               (118)
Translation adjustment                                                            (472)                               (472)
Adjustment for realized
 loss included in net income                                                     3,846                               3,846
                                                                                                                   -------
  Comprehensive income                                                                                             101,476

Dividends, $1.00 per share                                       (85,789)                                          (85,789)
Conversion of class B common
 stock into common stock             151     (151)
Sales under stock
 compensation plans                                    (3,624)                              451,640     25,218      21,594
Purchase of treasury stock                             (6,011)                           (2,649,005)  (148,261)   (154,272)
                                 -------  -------    --------   --------       -------  -----------  ---------    --------
Balance, December 31, 2001       $81,287  $20,894    $127,846   $614,863       $(1,299) (17,549,237) $(801,814)   $ 41,777
                                 =======  =======    ========   ========       =======  ===========  =========    ========



                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONT.)
                                                    Dow Jones & Company
                                   For the years ended December 31, 2002, 2001 and 2000

                                                                           Accumulated
                                          Class B  Additional               Other Com-        Treasury Stock
(in thousands, except             Common   Common     Paid-in   Retained    prehensive       -----------------
 per share amounts)                Stock    Stock     Capital   Earnings  Income (loss)      Shares     Amount       Total
                                 -------  -------  ----------   --------  -------------      ------  ---------    --------
Balance, December 31, 2001       $81,287  $20,894    $127,846   $614,863       $(1,299) (17,549,237) $(801,814)   $ 41,777

Net income - 2002                                                201,506                                           201,506
Unrealized gain on investments                                                     437                                 437
Unrealized gain on hedging                                                       2,059                               2,059
Translation adjustment                                                           2,693                               2,693
Minimum pension liability, net
 of deferred taxes of $6,609                                                    (9,979)                             (9,979)
                                                                                                                   -------
  Comprehensive income                                                                                             196,716

Dividends, $1.00 per share                                       (83,649)                                          (83,649)
Conversion of class B common
 stock into common stock             118     (118)
Sales under stock
 compensation plans                                    (5,738)                              534,139     26,234      20,496
Purchase of treasury stock                             (1,463)                           (3,249,595)  (143,306)   (144,769)
                                 -------  -------    --------   --------       -------  -----------  ---------    --------
Balance, December 31, 2002       $81,405  $20,776    $120,645   $732,720       $(6,089) (20,264,693) $(918,886)   $ 30,571
                                 =======  =======    ========   ========       =======  ===========  =========    ========

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - Dow Jones & Company, Inc. is a global provider of business and financial news and information through newspapers, newswires, magazines, the Internet, television and radio stations. In addition, the company owns certain general-interest community newspapers throughout the U.S. Advertising revenue is the company's major revenue source.

THE CONSOLIDATED FINANCIAL STATEMENTS include the accounts of the company and its majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. The equity method of accounting is used for investments in other companies in which the company has significant influence; generally this represents common stock ownership or partnership equity of at least 20% and not more than 50% (see Note 6).

RECLASSIFICATIONS of certain amounts for prior years have been recorded to conform to the current year presentation.

CASH EQUIVALENTS are highly liquid investments with a maturity of three months or less when purchased.

NEWSPRINT INVENTORY is stated at the lower of cost or market. The cost of newsprint is computed by the last-in, first-out (LIFO) method. If newsprint inventory had been valued by the average cost method, it would have been approximately $5.4 million and $7.5 million higher in 2002 and 2001, respectively.

INVESTMENTS in marketable equity securities, all of which are classified as available for sale, are carried at their market value in other investments on the consolidated balance sheets. The unrealized gains or losses from these investments are recorded directly to Stockholders' Equity. Any decline in market value below the investment's original cost that is determined to be other than temporary as well as any realized gains or losses would be recognized in income (see Note 14).

PLANT AND PROPERTY are recorded at cost and depreciation is computed using straight-line or declining-balance methods over the estimated useful lives:
10 to 40 years for building and improvements, 3 to 25 years for machinery and equipment and 3 to 5 years for software. The 25-year life is applicable to the company's press equipment. The cost of leasehold improvements is amortized over the lesser of the useful lives or the terms of the respective leases. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are deducted from the respective accounts and the resulting gain or loss is included in income. The cost of construction of certain long-term assets includes capitalized interest, which is amortized over the life of the related assets. As a result of the early-2002 completion of the construction of major long-term assets including the color and print expansion of the Journal and the WSJ.com redesign, there was no interest capitalized for 2002. Interest capitalized in 2001 and 2000 totaled $8.9 million and $8.4 million, respectively. Maintenance and repairs are charged to expense as incurred. Major renewals, betterments and additions are capitalized.

GOODWILL AND OTHER INTANGIBLES - As of January 1, 2002 the company adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that an intangible asset that is acquired either individually or with a group of other assets be initially recognized and measured based on fair value. An intangible with a finite life is amortized over its useful life, while an intangible with an indefinite life, including goodwill, is not amortized.

Prior to January 1, 2002, goodwill was amortized using the straight-line method over various periods, principally 40 years. The following table reflects net income and basic and diluted earnings per share assuming SFAS 142 had been adopted on January 1, 2000:

(in thousands,
  except per share amounts)                2002          2001           2000
                                       --------      --------      ---------
Net income (loss), as reported         $201,506      $ 98,220      $(118,962)
Add back: goodwill amortization
  expense, net of tax                                   3,148          3,864
                                       --------      --------      ---------
Adjusted net income (loss)             $201,506      $101,368      $(115,098)
                                       ========      ========      =========
Basic earnings (loss) per share:
As reported                            $   2.41      $   1.15      $   (1.35)
Adjusted                                   2.41          1.18          (1.31)

Diluted earnings (loss) per share:
As reported                                2.40          1.14          (1.35)
Adjusted                                   2.40          1.18          (1.31)


The company tests goodwill and other intangible asset values at least annually for impairment. The balance of goodwill and other intangibles is assigned to a reporting unit, which is defined as an operating segment or one level below the operating segment. To determine whether an impairment exists, the carrying value of the reporting unit is compared with its fair market value. An impairment loss would be recognized to the extent that the carrying value of the reporting unit exceeded its fair market value. Fair value estimates are based on quoted market values in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including discounted value of estimated future cash flows, market multiples or appraised valuations by experts.

Other intangible assets include acquired Newswire subscription accounts, which are amortized over 5 years and acquired advertising and subscription accounts for community newspapers, which are amortized over 12 years and 25 years, respectively.

Other intangibles at December 31 were as follows:

(in thousands)                                       2002             2001
                                                   ------           ------
 Subscription accounts, net of
  accumulated amortization of $1,138
  in 2002 and $229 in 2001                         $3,724           $4,535

 Advertising accounts, net of
  accumulated amortization of $159
  in 2002 and $22 in 2001                           3,055            1,526
                                                   ------           ------
                                                   $6,779           $6,061
                                                   ======           ======

Amortization expense, based on other intangibles held at December 31, 2002, is expected to be $1.2 million per year in years 2003 through 2005, $1 million in 2006 and $.3 million in 2007.

DEFERRED INCOME TAXES are provided for temporary differences in bases between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at tax rates then in effect. The company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Currently, the company maintains a tax valuation allowance on deferred tax assets related to its capital loss carryforward. While the company has considered ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the company were to determine that it would be able to realize all or a portion of its net deferred tax assets, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the company determine that it would not be able to realize all or a portion of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made (see Note 8).

FOREIGN CURRENCY TRANSLATION of assets and liabilities is determined at the appropriate year-end exchange rates, while results of operations are translated at the average rates of exchange in effect throughout the year. The resultant translation adjustments for subsidiaries whose functional currency is not the U.S. dollar are recorded directly to comprehensive income in Stockholders' Equity. Gains or losses arising from translation of financial statements for foreign subsidiaries where the U.S. dollar is the functional currency as well as from all foreign currency transactions are included in income. Foreign exchange included in Other, net in the income statement totaled a loss of $.4 million in 2002, a loss of $.9 million in 2001 and a loss of $.8 million in 2000.

FOREIGN-EXCHANGE CONTRACTS are designated as cash flow hedges of anticipated operating expenses that are denominated in foreign currencies. These contracts are entered into to protect against the risk that such expenses will be adversely affected by changes in exchange rates. Such losses could be significant if a major devaluation were to occur. By using these derivative instruments the company is exposed to the adverse effect that a change in currency has on the value of a financial instrument. The company manages this market risk by establishing and monitoring limits as to the degree of risk that may be undertaken. The company's derivative activities are monitored by its treasury and finance functions. Realized gains or losses on foreign currency forward contracts are recognized currently through income and generally offset the transaction losses or gains on the foreign currency cash flows which they are intended to hedge (see Note 14).

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

RESEARCH AND DEVELOPMENT expenditures, which primarily relate to software development for various operations of the company, are charged to expense as incurred. Research and development (R&D) expenses were $24.3 million in 2002, $27 million in 2001 and $30.6 million in 2000.

PENSION AND OTHER POSTRETIREMENT PLANS - The company provides retirement benefits to a majority of its employees through defined contribution plans based on compensation levels. The company matches employee contributions up to a determined percentage. The defined contribution plans are funded currently. Some of the company's subsidiaries provide a defined benefit plan based on length of service and compensation. At December 31, 2002, the company's projected pension benefit obligation was $148 million, of which $117 million was funded. The company also sponsors a defined benefit postretirement medical plan to certain retirees who meet specific length of service and age requirements. It is the company's policy to fund postretirement benefits as claims are incurred. The estimated cost for both the defined pension benefit and the postretirement medical plans, which is actuarially derived, is recorded over the employee's expected service period (see Note 11).

STOCK-BASED COMPENSATION - The company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and its related interpretations. Under APB 25, pretax stock-based compensation charged to income, principally in relation to the company's contingent stock rights and restricted stock awards, was $2.7 million in 2002, $5.6 million in 2001 and $3.4 million in 2000 (see Note 10).

Had the company's stock-based compensation been determined by the fair-value based method of SFAS 123, "Accounting for Stock-Based Compensation," the company's net income (loss) and earnings (loss) per share would have been as follows:

(in thousands, except per share amounts)
                                                 2002        2001       2000
                                             --------    --------  ---------
Net income (loss), as reported               $201,506    $ 98,220  $(118,962)
Add:  Stock-based compensation
  expense included in reported net income,
  net of taxes                                  1,640       3,360      2,040
Deduct:  Total stock-based compensation
  expense determined under fair-value based
  method for all awards, net of taxes         (18,238)    (17,084)   (11,472)
                                             --------    --------  ---------
Adjusted net income (loss)                   $184,908    $ 84,496  $(128,394)
                                             ========    ========  =========

Basic earnings (loss) per share:
As reported                                  $   2.41    $   1.15  $   (1.35)
Adjusted                                         2.21         .99      (1.46)

Diluted earnings (loss) per share:
As reported                                      2.40        1.14      (1.35)
Adjusted                                         2.20         .98      (1.46)

The following table provides the estimated fair value under the Black-Scholes option-pricing model of each option and stock-purchase plan right granted in years 2000 through 2002, and the significant weighted-average assumptions used in their determination.

                                     Risk-Free
                                     Interest   Dividend  Expected
                        Fair Value     Rate      Yield      Life   Volatility
                        ----------  ---------  --------  --------  ----------
Stock Purchase
 Plan Right
   2002                    $10.16       1.8%      2.3%    0.6 years     25.7%
   2001                     13.17       3.6       1.9     0.6           26.3
   2000                     15.79       5.7       2.1     0.6           26.8

Options under
 Stock Option Plans
   2002                    $13.55       4.4%      2.3%    5.0 years     25.7%
   2001                     15.66       5.0       1.9     5.0           25.7
   2000                     18.37       6.7       2.1     5.0           25.5


USE OF ESTIMATES - The financial statements are prepared in accordance with generally accepted accounting principles which require certain reported amounts to be based on estimates. Actual results could differ from these estimates.


NOTE 2.  ACQUISITIONS/DISPOSITIONS

Acquisitions
In 2002, the company acquired minor businesses for an aggregate purchase price of $11.8 million, which consisted principally of purchases of community newspapers by the company's Ottaway Newspaper subsidiary. In October 2002, the company purchased the Ashland Daily Tidings and the Medford Nickel, two small publications in southern Oregon, from Lee Enterprises and in January 2002 the company purchased the Danville News. The company also purchased MoneyView Online BV, a Dutch local language newswire, in April 2002. These acquisitions were accounted for by the purchase method and resulted in tangible net assets of $2.7 million, $7.3 million in goodwill and $1.8 million in other intangibles.

In June 2001, the company acquired the assets of the York County Coast Star and the York Weekly for $6.7 million and combined these operations with Seacoast Newspapers, Inc. in Portsmouth, New Hampshire. This acquisition was accounted for by the purchase method and resulted in other intangibles of $1.8 million, tangible net assets of $.4 million and the balance as goodwill.

In September 2001, the company purchased newswire subscriber contracts from Bridge Information Systems for $4.5 million.

Dispositions
In February 2002, the company sold four of its Ottaway newspapers to Community Newspapers Holdings, Inc. for $178 million. The sale resulted in a gain of $153.4 million ($126.1 million after taxes, or $1.49 per diluted share). In June 2002, the company sold a fifth Ottaway newspaper property to Eagle-Tribune Publishing Company for $70 million. The company recognized a gain of $44.5 million ($38 million after taxes, or $.45 per diluted share) as a result of the June 2002 sale.

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

The company utilized a portion of its capital loss carryforward on these sales. See Note 8 for a further discussion of capital loss carryforward.

NOTE 3.  RESTRUCTURING CHARGES AND SEPTEMBER 11 RELATED ITEMS, NET

Restructuring charges and September 11 related items, net included in operating expenses were as follows:

(in thousands)                                             2002         2001
                                                        -------      -------
Restructuring:
  Severance                                             $26,651      $33,453
  Write-down of assets                                                 4,399
  Other exit costs                                          222        1,377

World Financial Center (WFC)/September 11 related:
  Gain on insurance claim for property damage            (3,063)
  Charge to permanently abandon WFC office space                      32,248
  Temporary relocation and other items, net                            1,742
                                                        -------      -------
                                                        $23,810      $73,219
                                                        =======      =======

Restructuring
During 2002, the company initiated two separate workforce reductions resulting in total restructuring charges of $26.9 million ($15.8 million after taxes and minority interests) largely reflecting employee severance related to a workforce reduction of about 445 full-time employees, or roughly 6% of the company's full-time workforce.

There were three separate workforce reductions in 2001, in aggregate affecting roughly 550 full-time employees, or 6% of the company's full-time workforce. For all of 2001, restructuring charges totaled $39.3 million ($23.5 million after taxes and minority interests) for employee severance and for asset write-downs associated with online and international businesses that were made obsolete, or redundant and were abandoned as a result of the restructuring plan.

As of December 31, 2002, all of the employees that were part of the 2001 workforce reductions were terminated and about 87% of the employees involved in these 2002 restructurings were terminated with the remainder expected to be terminated by mid-year 2003.

The following table displays the activity and balances of the restructuring reserve account for the year ended December 31, 2002:

                   December 31,                                  December 31,
                          2001    Additional      Net Cash              2002
(in thousands)         Reserve       Reserve      Payments           Reserve
                   -----------    ----------      --------       -----------
Employee severance     $12,541       $26,651       $22,076           $17,116
Other exit costs           336           222           294               264

World Financial Center/September 11 related
On September 11, 2001, the company's headquarters at the World Financial Center sustained damage from debris and dust as a result of the terrorist attacks on the World Trade Center. Approximately 60% of the floor space, including furniture and related equipment, had been determined a total loss. In 2001, the company had written off the $15 million carrying value in assets that were destroyed and recorded as a receivable from insurance, which was included in other noncurrent assets on the balance sheet.

In the fourth quarter of 2002, the company recorded a gain of $3.1 million ($1.8 million after taxes), reflecting the recovery of insurance proceeds in excess of the carrying value of World Financial Center assets that were destroyed as a result of the September 11 terrorist attacks. The company has insurance policies that cover property damage, extra expenses and business interruption related to the September 11 disaster. Proceeds from insurance, net of WFC clean-up costs paid by the company, totaled $16.9 million in 2002. These proceeds, along with an additional $1.3 million due in 2003, reflect a final settlement of the company's property damage claim. The company has not set up a claim receivable for its business interruption related losses as it continues to assess the amount of its recovery from its insurance providers.

The third quarter of 2001 included charges to operating income of $1.7 million ($1 million after taxes) related to the September 11 World Trade Center terrorist attacks. The charge included temporary relocation related costs and a charitable donation of $1 million to the September 11 Fund, which were partly offset by savings from World Financial Center rent abatement.

The company announced in October 2001 that it intended to permanently relocate various personnel housed at the World Financial Center to other available office space in the surrounding area, including company-owned facilities in South Brunswick, New Jersey. Dow Jones permanently vacated four of its existing seven floors (165,000 sq ft of its over 300,000 sq ft) of leased office space at World Financial Center. The lease is due to expire in 2005.

In the fourth quarter of 2001, as a result of its decision to permanently re-deploy its personnel from the World Financial Center, Dow Jones recorded a charge of $32.2 million, primarily reflecting its obligation to the landlord on the vacated space. This amount was undiscounted and included a $3.7 million write-down of undamaged leasehold improvements on the floors the company was vacating. Reserves related to vacated office space totaled $30 million at December 31, 2002.


NOTE 4.  CONTRACT GUARANTEE

In 1998, the company completed the sale of its former subsidiary, Telerate, to Bridge Information Systems, Inc. (Bridge). The purchase price consisted of $150 million aggregate par value of 5 year, redeemable, convertible, 4% preferred stock of Bridge, which was included in other investments, and cash of $360 million. Under the terms of the sale, Dow Jones retained its guarantee of payments under certain circumstances of certain annual minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities and Market Data Corporation (MDC) under contracts entered into during the period when Telerate was a subsidiary of Dow Jones (contract guarantee). The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions. Bridge agreed to indemnify Dow Jones for any liability Dow Jones incurred under the contract guarantee with respect to periods subsequent to Bridge's purchase of Telerate. However, Bridge filed for bankruptcy protection on February 15, 2001 after unsuccessful attempts to reorganize its operations and arrange for additional financing.

Dow Jones believes that Cantor Fitzgerald and MDC have the obligation to cover, mitigate or otherwise reduce and/or avoid any losses or damages under these circumstances, including by securing the best possible commercial terms for the supply of the subject data to a third party or parties. Cantor and MDC deny that they have this obligation. Dow Jones believes that any and all amounts which are received by Cantor Fitzgerald and/or MDC in respect of such data would reduce any liability that Dow Jones might have under the contract guarantee. As of December 31, 2000, there was a high degree of uncertainty, however, as to what value the data might have in the marketplace; whether an agreement would be reached by Cantor Fitzgerald and/or MDC to supply the data to a third party or parties; the financial position of such party or parties; the timing of any such agreement, and various related factors. Therefore, it was not possible for Dow Jones to determine with any certainty that any such offsets would in fact be realized, or at what time or in what amounts. Consequently, in December 2000, the company established a reserve in the amount of $255 million representing the present value of the total estimated annual minimum payments of about $300 million over the remainder of the contract (through October 2006 and using a discount rate of approximately 6%).

At December 31, 2001, the company's reserve for the contract guarantee was $232.4 million. Earnings in 2001 included income of $31.1 million resulting from Bridge fulfilling its payment obligation to Cantor during its post-petition bankruptcy phase, which was partially offset by the accretion of discount on the reserve balance of $14 million. Dow Jones made one payment of $5.8 million for amounts not paid by Bridge prior to its bankruptcy. Earnings in 2002 included accretion charges of $11.9 million, which increased the reserve balance as of December 31, 2002 to $244.3 million. The company has classified $111.6 million of this reserve as current based on the original due dates of the contract.

In October 2001, the bankruptcy court granted Bridge's motion to reject Telerate's contracts with Cantor and MDC. Telerate has indicated that it has ceased operations and is no longer receiving the government securities data from Cantor and MDC and will not be making payments to Cantor and MDC.
Cantor and MDC advised the company that they would be seeking payment from Dow Jones of an amount they allege was due on November 15, 2001, under the contract guarantee and future payments due through 2006. The company has various substantial defenses to these claims.

On November 13, 2001, the company instituted a lawsuit in the Supreme Court of the State of New York seeking a declaratory judgment with respect to the contract guarantee and the claims of Cantor and MDC. In this lawsuit the company has asked the court to find that the company does not and will not owe any payment under the contract guarantee through October 2006. In the alternative, the company has asked the court to find that if any amount is owed, it must be reduced by amounts that Cantor and MDC receive or should have received from other distribution of the data. Cantor and MDC have filed counterclaims and an additional lawsuit against the company disagreeing with the company's position and asserting damages of approximately $250 million.

Arguments were heard in August 2002 on the parties' respective motions to grant their own claims and to dismiss the competing claims. The Court rendered a decision in January 2003 denying these motions in all material respects. Thus, the case is expected to enter the discovery phase shortly.

Due to the stage of the lawsuit at December 31, 2002, it is not possible to determine whether the court will find that any obligation the company had under the guarantee may be dismissed or reduced. Accordingly, the company believes the balance of the reserve continues to be appropriate. Also included in other payables are other reserves related to the sale of Telerate to Bridge in 1998. The company expects the latter to be resolved in bankruptcy court proceedings.


NOTE 5.  WRITE-DOWNS OF INVESTMENTS

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

Nation Multimedia Group Public Company

The company holds a less than 10% interest in Nation Multimedia Group Public Company, a diversified media company based in Thailand, which is publicly traded on the Bangkok Exchange. Prior to and during 2000 there had been volatility in the market price of Nation Multimedia. At December 2000 the company's investment in Nation Multimedia was valued at $3.9 million and the company had recorded $3.4 million of unrealized losses through other comprehensive income. The company's investment continued to decline in 2001, and in the third quarter, the company determined the impairment of the investment was other than temporary. This determination was based on the investment's declining market price in 2001, approximately a 37% decline through September 30, 2001, combined with increased economic uncertainty in Southeast Asia, which was significantly heightened after the September 11 terrorist attacks.

iBEAM Broadcasting Corporation

In October 2000, the company received shares of iBEAM Broadcasting Corporation (iBEAM) in exchange for the company's shares of NextVenue Inc. The company valued the consideration based on the market value of the shares it received on the date the purchase of NextVenue was consummated in October 2000. The market value of iBEAM began to deteriorate in the fourth quarter 2000 and continued to deteriorate throughout 2001. As of December 31, 2000, the company had recorded $3.3 million of unrealized losses in other comprehensive income. In March 2001, iBEAM's 10-K public filing included a going concern opinion. In April 2001, iBEAM announced it would restructure its operations and was considering selling the company. In May 2001, NASDAQ notified iBEAM that it may be delisted because its stock was trading below the $1.00 minimum. iBEAM received an extension and in September, its shareholders approved a one-for-ten reverse stock split, which was expected to raise the market value. The reverse stock split failed to increase the market value and the stock continued to trade below the minimum trading level, and a delisting was likely. Considering the impact of the September 11 terrorist attacks on the economy, a near-term rebound was not likely. Therefore, the company realized a loss of its full $4 million investment in September 2001. Subsequent to the company's write-down, iBEAM announced it was filing for bankruptcy and selling its assets.

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

Bridge Information Systems, Inc. and SAVVIS Communications Corporation

As discussed in Note 4, the purchase price for the sale of Telerate in 1998 to Bridge consisted of $150 million aggregate par value of 5 year, redeemable, convertible, 4% preferred stock of Bridge, which was included in other investments, and cash of $360 million. In 1999, Dow Jones acquired approximately 1.78 million shares of SAVVIS Communications Corp. at 50 cents per share for an aggregate cost of $.9 million and issued subordinated debt to Bridge which had a carrying value (including interest) of $2.9 million. Bridge was SAVVIS' largest customer and shareholder and a significant vendor for technical support services.

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

In light of the foregoing events, Dow Jones concluded that its Bridge-related investments had been impaired, and were worthless. As a result, in 2000 the company wrote off its carrying value of $166.4 million.

OptiMark Technologies, Inc.

The company holds a minority interest in OptiMark Technologies, Inc. consisting of preferred and common shares with an aggregate cost of $12.1 million. The company's interest in OptiMark was accounted for as a cost investment. During the second quarter of 2000, OptiMark began experiencing operating difficulties which resulted in negative operating cashflows. The conditions continued to worsen during the third quarter 2000 which prompted OptiMark to institute a short-term restructuring plan and seek additional financing to sustain its operations. The company had confidence in the restructuring plan and believed that with additional financing that any impairment in this investment was only temporary. In the fourth quarter 2000, the company was advised that the additional financing had been delayed. In addition, OptiMark's short-term restructuring plan was not successful in generating sufficient cash flow indicating that their new business plan had not proved feasible in the short term. This, along with public filings indicating that there was question of OptiMark's ability to continue as a going concern, principally because of negative cash flow, caused management to believe that the carrying value of the company's investment in OptiMark was impaired and that the impairment was other than temporary. As a result, the company recorded a charge in the fourth quarter of 2000 to write off the full carrying value of its $12.1 million investment.

NOTE 6.  INVESTMENTS IN ASSOCIATED COMPANIES, AT EQUITY

At December 31, 2002, the principal components of Investments in Associated Companies, at Equity were the following:

Investment                    Ownership %     Description of business
----------                    -----------     -----------------------
Business News (Asia) Private       50      Business and financial news
                                           television company broadcasting as
                                           CNBC Asia Pacific, in partnership
                                           with NBC

Business News (Europe) L.P.        50      Business and financial news
                                           television company broadcasting as
                                           CNBC Europe, in partnership with
                                           NBC

Dow Jones Reuters Business         50      Provides electronic delivery of
 Interactive LLC (Factiva)                 business news and online research,
                                           in partnership with Reuters Group
                                           Plc.

F.F. Soucy, Inc. & Partners, L.P.  40      Newsprint mill in Quebec, Canada

Handelsblattgruppe-Zeitung GmbH    22      Publisher of Handelsblatt,
                                           Germany's leading business
                                           newspaper

HB-Dow Jones S.A.                  42      A part-owner of a publishing
                                           company in the Czech Republic

SmartMoney                         50      Publisher of SmartMoney magazine
                                           and SmartMoney.com, serving the
                                           private-investor market throughout
                                           the U.S. and Canada, in
                                           partnership with Hearst Corp.

In 2002, equity in losses of associated companies of $.5 million included a net charge of $0.3 million consisting of charges in the fourth quarter totaling $4.2 million, offset by second quarter 2002 gains at CNBC Asia of $3.9 million. The fourth quarter of 2002 included restructuring/workforce reduction charges of $2.7 million ($1.6 million after taxes) at Factiva and CNBC International, combined, and an office lease termination charge of $1.5 million ($.9 million after taxes) at SmartMoney. The second quarter 2002 gains at CNBC Asia included a $2.5 million gain from the favorable settlement of a contractual obligation and a $1.4 million gain from the sale of an investment by CNBC Asia.

In 2001, equity in losses of associated companies of $17.2 million included a net charge of $4.8 million ($3.1 million after taxes). The fourth quarter of 2001 included a charge of $3.6 million ($2.2 million after taxes) related to a loss on an office lease that was abandoned by SmartMoney. The third quarter of 2001 included a $1.2 million ($.7 million after taxes) gain relating to the early extinguishment of debt for CNBC Europe. In the first quarter 2001, the company recorded a charge of $2.4 million ($1.6 million after taxes) for costs related to the shut-down of Work.com, a joint venture with Excite@Home.

In 2000, equity in losses of associated companies of $17.2 million included a reversal of a 1998 restructuring charge of $3.2 million ($2.1 million after taxes) relating to CNBC Europe, resulting from the favorable disposition of a satellite lease in Europe.

Dow Jones & Company purchases a portion of its newsprint from F.F. Soucy, Inc. & Partners, L.P. Operating expenses of the company include the cost of newsprint supplied by F.F. Soucy of $18.4 million in 2002, $21.5 million in 2001 and $21.3 million in 2000.

Dow Jones performs several services on behalf of Factiva, including some billing and collections of receivables and payroll services, in addition to leasing Factiva office space. Dow Jones also provides content to Factiva for which it receives revenue. At December 31, 2002 and 2001, other receivables included net amounts due from Factiva and Factiva customers of $8.4 million and $11 million, respectively. Revenues of the company included content fees from Factiva of $7.5 million in 2002, $8.2 million in 2001 and $7.9 million in 2000.

Summarized financial information for the company's equity-basis investments in associated companies, combined, was as follows (these amounts are in aggregate at 100% levels and are unaudited). The majority of these investments are partnerships, which require the associated tax benefit or expense to be recorded by the partner.

(in thousands)                             2002          2001          2000
                                       --------      --------      --------
Income statement information:
   Revenues                            $606,948      $637,809      $669,887
   Operating loss                        (9,031)      (13,184)      (13,624)
   Net loss                              (2,976)      (22,464)      (15,487)

Financial position information:
   Current assets                      $190,802      $212,631      $255,701
   Noncurrent assets                    202,562       193,207       182,236
   Current liabilities                  156,885       169,348       200,211
   Noncurrent liabilities                22,039        72,840        62,481
   Net worth                            214,440       163,650       175,245

NOTE 7.  LONG-TERM DEBT

Long-term debt at December 31 was as follows:

(in thousands)                                             2002         2001
                                                       --------     --------
Commercial paper,
 1.28% to 1.31% at December 31, 2002                   $ 92,937     $173,958
                                                       ========     ========

Commercial paper is classified as long-term, as it is the company's intent to refinance such obligations on a long-term basis. The company can borrow up to $400 million, $130 million through June 23, 2003 and $270 million through June 24, 2006, under a revolving credit agreement with a consortium of banks. Borrowings may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, its certificate of deposit rate or the federal funds rate. An annual fee is payable on the commitment which the company may terminate or reduce at any time. The annual fee, which is dependant on the company's debt rating issued by S&P and Moody's, ranges from ..06% to .10%. Prepayment of borrowings may be made without penalty. The company intends to extend the revolving credit agreement prior to its expiration.

The revolving credit agreement contains certain restrictive covenants, including restrictions on consolidated indebtedness and a minimum cash flow requirement. At December 31, 2002, with respect to restrictive covenants then in effect, consolidated indebtedness was within the required ratio and was approximately $640 million less than the maximum borrowing allowed under the debt covenants. The company's cash flow, as defined in the agreement, exceeded that required.

In October 2002, citing a lack of short-term visibility for a business-to-business advertising recovery, Fitch Ratings downgraded the senior unsecured debt rating and the commercial paper rating of the company. The unsecured debt rating has been downgraded to A+ from AA- and the commercial paper to F1 from F1+. Also in October 2002, Standard and Poor's downgraded the company's long-term debt rating from AA- to A+, which is Standard & Poor's fifth highest rating and still investment grade, and downgraded its short-term corporate credit and commercial paper ratings to A-1 from A-1+. Moody's Investor Service left the company's ratings unchanged in 2002 at AA- for the senior unsecured debt and P-1 for short-term corporate credit and commercial paper.

Interest payments were $3.2 million in 2002, $9.5 million in 2001 and $10.3 million in 2000.


NOTE 8.  INCOME TAXES

The components of consolidated income before income taxes and minority interests were as follows:

(in thousands)                           2002          2001         2000
                                     --------      --------     --------
Domestic                             $306,934      $168,475     $109,441
Foreign                               (49,404)      (68,787)     (33,063)
                                     --------      --------     --------
                                     $257,530      $ 99,688     $ 76,378
                                     ========      ========     ========

The following is a reconciliation of income tax expense to the amount derived by multiplying income before income taxes and minority interests by the statutory federal income tax rate of 35%.

                                     % of             % of             % of
                                   Income           Income           Income
                                   Before           Before           Before
(in thousands)                2002  Taxes      2001  Taxes      2000  Taxes
                              -----------      -----------      -----------
Income before income
 taxes and minority
 interests multiplied
 by statutory federal
 income tax rate           $90,136   35.0  $ 34,891   35.0  $ 26,732   35.0
State and foreign taxes,
 net of federal income
 tax effect                  6,992    2.7     8,036    8.1    24,788   32.5
Nondeductible capital loss   4,875    1.9     3,089    3.1   151,833  198.8
Utilization of capital
 loss carryforward         (38,482) (14.9)   (5,997)  (6.0)   (3,592)  (4.7)
Research and development
 credits                      (684)  ( .3)   (2,630)  (2.6)   (1,491)  (2.0)
Income tax valuation
 allowance for capital
 loss carryforward                          (30,000) (30.1)
Other, net                     904     .4     3,405    3.3    (1,313)  (1.7)
                           -------   ----  --------   ----  --------  -----
                           $63,741   24.8% $ 10,794   10.8% $196,957  257.9%
                           =======   ====  ========   ====  ========  =====



Excluding the effects of items that are identified in the table on page 21, the effective tax rate, net of minority interests, was 40% in 2002, 40% in 2001 and 39.2% in 2000.

Consolidated income tax expense was as follows:

(in thousands)                   Federal       State     Foreign      Total
                                --------     -------     -------   --------
2002
Currently payable               $ 29,846     $ 5,516     $ 4,227   $ 39,589
Deferred                          23,922        (810)      1,040     24,152
                                --------     -------     -------   --------
  Total                         $ 53,768     $ 4,706     $ 5,267   $ 63,741
                                ========     =======     =======   ========
2001
Currently payable               $ 29,079     $ 4,953     $ 8,264   $ 42,296
Deferred                             287        (924)       (865)    (1,502)
Income tax valuation
 allowance for capital
 loss carryforward               (30,000)                           (30,000)
                                --------     -------     -------   --------
  Total                         $   (634)    $ 4,029     $ 7,399   $ 10,794
                                ========     =======     =======   ========
2000
Currently payable               $156,915     $24,927     $10,742   $192,584
Deferred                           1,975       2,727        (329)     4,373
                                --------     -------     -------   --------
  Total                         $158,890     $27,654     $10,413   $196,957
                                ========     =======     =======   ========

The company's combined current and noncurrent deferred taxes at December 31, 2002 and 2001 consisted of the following deferred tax assets and liabilities:

                                             Deferred Tax       Deferred Tax
                                                   Assets        Liabilities
(in thousands)                             2002      2001      2002     2001
                                       --------  --------   -------  -------
Depreciation                                                $70,932  $62,329
Employee benefit plans, including
 deferred compensation                 $127,247  $106,405
Foreign tax credits                       1,585     5,787
Investments                               9,555    14,302
Leases                                   16,431    16,942
Capital loss carryforward               175,302   183,167
Unrecognized capital
 loss carryforward                      100,357   152,730
Income tax valuation allowance
 for capital loss carryforward         (275,659) (305,897)
All other                                 9,263     6,428     6,734    6,968
                                       --------  --------   -------  -------
  Total deferred taxes                 $164,081  $179,864   $77,666  $69,297
                                       ========  ========   =======  =======

At December 31, 2002, the company had available approximately $715 million of capital loss carryforward (a deferred tax asset of $276 million which is fully reserved). About $451 million of this loss carryforward is recognized for tax purposes, with $294 million expiring at the end of 2003 and $157 million expiring in 2006. The remaining $264 million of capital loss carryfoward, which primarily relates to the Cantor contract guarantee obligation, will be recognized for tax purposes only to the extent, if any, that the company is required to make payment. If the company is required to make such payment, the resulting loss carryforward will be available for use five years from the year it is recognized.

As a result of changes to Internal Revenue Service (IRS) guidelines in 2002, the company will amend its 1998 U.S. Corporate income tax return in 2003 and recalculate its capital loss on its sale of Telerate. If approved by the IRS, this will increase the allowable tax loss on the sale of Telerate by approximately $575 million. Factoring in the additional capital loss, upon approval of the amended return the company will have a total capital loss carryforward of approximately $1.3 billion, of which $1.03 billion is recognized for tax purposes, with about $870 million expiring on December 31, 2003.

During 2002, the company utilized about $190 million of capital loss carryforward on the sales of its Ottaway properties. In 2001, based on the expected utilization of capital loss carryforward through sales of the Ottaway properties, the company reduced its tax valuation allowance and recorded a tax benefit of $30 million ($.35 per diluted share).

As of the end of 2002, the company could not conclude that it was more likely than not it would realize any net tax savings from capital loss carryforward prior to their expiration and believes the full valuation allowance was appropriate at December 31, 2002.

Income tax payments in 2002 and 2000 were $55.9 million and $200 million, respectively. In 2001, the company received income tax refunds of $.1 million. The company's federal income taxes that were normally due on September 15, and December 15, 2001, which totaled $32 million, were deferred to January 15, 2002 as the Internal Revenue Service offered relief of these payments for taxpayers that were affected by the September 11 terrorist attacks on the World Trade Center.


NOTE 9.  CAPITAL STOCK

Common stock and class B common stock have the same dividend and liquidation rights. Class B common stock has ten votes per share, free convertibility into common stock on a one-for-one basis and can be transferred in class B form only to members of the stockholder's family and certain others affiliated with the stockholder.

The company repurchased 3.2 million shares in 2002 for $143.3 million at an average cost of $44.10 per share, 2.6 million shares in 2001 for $148.3 million at an average cost per share of $55.97 and 3.7 million shares in 2000 for $230.1 million at an average cost of $61.95. Earnings per share were incrementally enhanced by $0.04 in 2002, $0.02 in 2001 and $0.03 in 2000 as a result of these repurchases.

As of December 31, 2002, approximately $346.2 million remained under board authorization for share repurchases.

NOTE 10.  DILUTION AND STOCK COMPENSATION PLANS

Basic and diluted earnings per share have been computed as follows:

(in thousands, except per
share amounts)                       2002(2)         2001(3)          2000(3)
                                 --------         -------        ---------
Net income (loss)                $201,506         $98,220        $(118,962)

Weighted-average shares
 outstanding - basic               83,510          85,691           87,854
Effect of dilutive securities:
  Stock options                       219             371               -
  Other, principally contingent
   stock rights                       188             196               -
                                 --------         -------        ---------
Weighted-average shares
 outstanding - diluted (1)         83,917          86,258           87,854
                                 ========         =======        =========

Basic earnings
 (loss) per share                   $2.41           $1.15           $(1.35)

Diluted earnings
 (loss) per share                   $2.40           $1.14           $(1.35)

(1) The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the year.

(2) Options to purchase 6,786,000 shares in 2002 at an average price of $56.56 have been excluded from the diluted earnings per share calculation because the options' exercise prices were greater than the average market price during the year and to include such securities would be antidilutive.

Dilution Table

The table below shows the effect on the diluted weighted-average shares outstanding using the treasury stock method had the stock price been at higher amounts than its average for 2002 of $47.72.

(shares in thousands)

Hypothetical        Incremental      Percentage
       Stock           Dilutive       Of Shares           EPS
      Prices             Shares     Outstanding        Impact
------------        -----------     -----------        ------
         $50                409             0.5%        $0.00
          60                773             0.9         (0.01)
          70              1,374             1.6         (0.03)
          80              1,859             2.2         (0.04)
          90              2,236             2.7         (0.05)


(3) Options to purchase 3,193,000 shares in 2001 at an average price of $61.26 and all securities outstanding in 2000 have been excluded from the diluted per share calculation because to include such securities would be antidilutive. Including the effect of dilutive securities would have resulted in weighted-average diluted shares outstanding of 88,755,000 for 2000.

Stock Compensation Plans:

The Dow Jones 2001 Long-Term Incentive Plan ("the plan") provides for the grant of contingent stock rights, stock options, restricted stock, restricted stock units and other stock-based awards (collectively, "plan awards"). The company anticipates that awards under the plan may be made to approximately 1,500 employees (including employee directors) of the company and to all non-employee directors of the company. The Compensation Committee of the Board of Directors administers the plan. Under the plan, up to seven million shares of common stock may be granted for plan awards through March 31, 2011. The plan was the successor to the Dow Jones 1997 Long-Term Incentive Plan, which provided benefits to key senior executives, and the Dow Jones 1998 Stock Option Plan, which primarily provided benefits for middle management. At December 31, 2002, there were 4,197,960 shares available for future grants under the 2001 plan and 516,026 shares available under the 1998 Stock Option Plan. Remaining shares under the 1997 plan have expired.

Stock options
Options for shares of common stock may be granted under existing plans at not less than the fair market value of the common stock on the date of grant.
The majority of options granted since 2000 become exercisable in equal annual installments over three years from the date of grant. All other options outstanding at December 31, 2002 that were granted prior to 2000 were exercisable. Options expire 10 years from the date of grant.

The activity with respect to options under the company's stock option plans was as follows:

(shares in thousands)
                         2002               2001               2000
                           Weighted-          Weighted-          Weighted-
                             Average            Average            Average
                            Exercise           Exercise           Exercise
                     Shares    Price    Shares    Price    Shares    Price
                     ------ --------    ------ --------    ------ --------
Balance, January 1    6,176   $52.70     4,587   $48.62     3,966   $42.33
  Granted             2,477    54.98     2,225    59.45     1,317    64.27
  Exercised (*)        (356)   34.82      (338)   35.01      (553)   38.65
  Terminated/
   canceled            (514)   57.20      (298)   60.30      (143)   56.85
                      -----              -----              -----
Balance,
 December 31          7,783   $53.95     6,176   $52.70     4,587   $48.62
                      =====   ======     =====   ======     =====   ======
Options exercisable
 at December 31       3,844   $50.58     3,337   $45.97     2,927   $41.95
                      =====   ======     =====   ======     =====   ======

(*) Options exercised in 2002, 2001 and 2000 yielded a pretax gain to the option holders of $5 million, $8 million and $15 million, respectively. The five most highly-compensated executives of the company exercised 48,000 options yielding them pretax income of $.3 million in 2002, 45,000 options yielding them pretax income of $1.6 million in 2001, and exercised 40,000 options yielding them pretax income of $1.4 million in 2000.

In 2002, the five most highly-compensated executives of the company were Peter R. Kann, Chairman of the Board and Chief Executive Officer; Richard F. Zannino, Executive Vice President and Chief Operating Officer; Peter G. Skinner, Executive Vice President, General Counsel and Secretary; Paul E. Steiger, Vice President and Managing Editor of The Wall Street Journal; and
L. Gordon Crovitz, Senior Vice President and President, Electronic
Publishing.



Options outstanding at the end of 2002 are summarized as follows:

(in thousands, except
 share amounts)            Options Outstanding               Options Exercisable
                    -----------------------------------    ------------------------
                                     Weighted-
                        Weighted-      Average                   Weighted-
                          Average    Remaining                     Average
Range of                 Exercise  Contractual    Value            Exercise   Value
Exercise Prices   Shares    Price         Life      (*)    Shares    Price      (*)
---------------   ------   ------   -----------  ------    ------   ------   ------
$30.00 to $34.38     522   $33.37    3.5 years   $5,141       522   $33.37   $5,141
$35.13 to $44.00     385    37.74    2.2          2,169       370    37.50    2,169
$45.31 to $53.75   1,644    49.60    5.6             -      1,588    49.61       -
$54.88 to $62.75   4,227    57.18    8.6             -        691    59.33       -
$64.00 to $73.25   1,005    64.39    7.1             -        673    64.39       -
                   -----                         ------     -----            ------
Balance,
December 31, 2002  7,783   $53.95    7.1 years   $7,310     3,844   $50.58   $7,310
                   =====   ======    =========   ======     =====   ======   ======

Five most
 highly-compensated
 executives          931   $54.55    7.2 years   $  680       440   $51.09   $  680
All others         6,852    53.87    7.1 years    6,630     3,404    50.51    6,630
                   -----                         ------     -----            ------
  Total            7,783   $53.95    7.1 years   $7,310     3,844   $50.58   $7,310
                   =====   ======    =========   ======     =====   ======   ======

(*) Represents the difference between the closing price of the company's common stock on December 31, 2002 ($43.23), and the exercise price of the options.

Stock Options Outstanding by Year of Grant

(shares in thousands)
                                                               Weighted-
                  Weighted-                                      Average
          Number    Average                                       Market  Additional
       Of Shares   Exercise           Number of Shares             Price      Shares
Year     Granted      Price  Forfeited  Exercised  Unexercised       (*)        (**)
----   ---------      -----  ---------  ---------  -----------     -----    --------
2002       2,477     $54.98       (158)       -          2,319       -            -
2001       2,225      59.45       (301)       -          1,924       -            -
2000       1,317      64.27       (271)       -          1,046       -            -
1999          94      52.07        (20)       (20)          54    $65.70           4
1998       1,285      49.19       (209)      (185)         891     63.94          26
1997       1,179      50.29       (380)      (208)         591     63.74          25
1996       1,220      34.50        (80)      (738)         402     54.59         164
1995         678      37.70        (26)      (445)         207     53.24          82
1994         739      30.99        (35)      (526)         178     47.66         114
1993         616      36.51        (57)      (388)         171     51.77          70
          ------                 -----      -----        -----
Total     11,830                (1,537)    (2,510)       7,783
          ======                 =====      =====        =====

(*)  Represents the average market price of shares acquired by the option holder on the date of exercise.

(**) Assumes the company uses the proceeds from share purchases including related tax deduction to repurchase shares on the open market at the market price.

CEO Stock Options Outstanding by Year of Grant

(in thousands, except
 per share amounts)

                Weighted-   Exercised Options         Unexercised Options
        Number    Average  --------------------    -------------------------
     Of Shares   Exercise         Average                   Average    Value
Year   Granted      Price  Shares   Price  Gain    Shares     Price      (*)
---- ---------      -----  ------ -------  ----    ------   -------    -----
2002       114     $55.16     -        -      -       114    $55.16       -
2001        84      59.50     -        -      -        84     59.50       -
2000        60      64.00     -        -      -        60     64.00       -
1999         -        -       -        -      -        -         -        -
1998        39      49.13     -        -      -        39     49.13       -
1997        32      50.75     -        -      -        32     50.75       -
1996        40      34.38     -        -      -        40     34.38     $354
1995        15      45.31     -        -      -        15     45.31       -
1994        15      37.50     -        -      -        15     37.50       86
1993        15      43.91     -        -      -        15     43.91       -
           ---                                        ---               ----
Total      414     $52.98     -        -      -       414    $52.98     $440
           ===                                        ===               ====

(*) Represents the difference between the closing price of the company's common stock on December 31, 2002 ($43.23), and the exercise price of the options. The CEO historically has not exercised his stock options until their expiration year.

Contingent stock rights

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

The activity with respect to the number of contingent stock rights outstanding was as follows:

(in number of stock rights)                     2002       2001         2000
                                             -------    -------      -------
  Balance, January 1                         584,000    465,000      477,000
  Granted - Five Most Highly-
   Compensated Executives                     89,000    100,000       40,000
  Granted - all others                       186,000    140,000      120,000
  Final awards - Five Most Highly-
   Compensated Executives(*)                 (14,000)   (22,000)     (18,000)
  Final awards - all others (*)              (36,000)   (52,000)     (49,000)
  Terminated/canceled                        (59,000)   (47,000)    (105,000)
                                             -------    -------      -------
Balance, December 31                         750,000    584,000      465,000
                                             =======    =======      =======

(*) The combined market value of the final shares awarded to the five most highly-compensated executives and all others in 2002, 2001 and 2000 was $2.8 million, $4.6 million, and $3.8 million, respectively.

Contingent stock rights outstanding:

                                 Five Most Highly-
                                       Compensated
Performance Period                      Executives   All Others         Total
------------------                ----------------   ----------       -------
1999-2002                                   40,000       70,000       110,000
2000-2003                                   55,000       98,000       153,000
2001-2004                                   73,000      139,000       212,000
2002-2005                                   89,000      186,000       275,000
                                           -------      -------       -------
  Total                                    257,000      493,000       750,000
                                           =======      =======       =======

Restricted stock
In 2002, 26,000 shares of restricted stock were granted at a market value of $1.2 million. In 2001, 8,600 shares of restricted stock were granted at a market value of $.5 million. These grants of restricted stock were awarded to certain executives who are among the five most highly-compensated executives of the company. The vesting of restricted stock may be conditioned upon the completion of a specified period of employment, upon attainment of specified performance goals, and/or any other such criteria as the Compensation Committee may determine.


Stock Purchase Plan
Under the terms of the Dow Jones 1998 Employee Stock Purchase Plan, eligible employees may purchase shares of the company's common stock based on compensation through payroll deductions or lump-sum payment. The purchase price for payroll deductions is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. Lump-sum purchases are made during the offering period at the lower of 85% of the fair market value of the stock on the first day of the purchase period or the payment date. At December 31, 2002, there were 1,362,971 shares available for future offerings. Under the plan, the company sold 104,000 shares, 103,000 shares and 134,000 shares to employees in 2002, 2001 and 2000, respectively.


NOTE 11. PENSION AND OTHER POSTRETIREMENT PLANS

Employee Pension
The company provides retirement plans for a majority of its employees who meet specific length of service requirements through several plans.

The company's defined contribution plans cover a majority of its employees. The 401(k) Savings Plans are based on a fixed percentage of compensation and allow an employer matching opportunity up to a specified percentage. The contribution for each employee is limited to the amount deductible for income tax purposes. The annual cost of the plan is funded currently. The total costs related to defined contribution plans amounted to $45.5 million in 2002, $44.2 million in 2001 and $39.8 million in 2000.

Substantially all employees who are not covered by the defined contribution plans are covered by defined benefit pension plans. The company's defined benefit pension plan benefits are based on years of service and compensation. The total cost of these defined benefit plans was $3.0 million in 2002, $1.7 million in 2001 and $1.5 million in 2000.

Postretirement Benefits other than Pensions
For a majority of its full-time employees, the company sponsors a defined benefit postretirement medical plan which provides lifetime health care benefits to retirees who meet specified length of service and age requirements, and their eligible dependents. The plan is unfunded.

Defined Benefit Plans
The change in the benefit obligation and plan assets for the company's defined pension and other postretirement benefit plans is as follows:

(in thousands)                                                    Other Postretirement
                                         Pension Benefits                Benefits
                                          2002         2001            2002        2001
                                      --------     --------       ---------   ---------
Change in Benefit Obligation
Projected benefit obligation
 at January 1                         $139,614     $123,305       $ 163,577   $ 163,203
  Service cost                           4,109        4,544           6,646       6,451
  Interest cost                          9,759        9,685          11,226      10,776
  Plan participant contributions          -            -                862         655
  Plan amendments                        2,259          505              -         -
  Plan curtailment gain                 (4,054)        -                (62)       -
  Actuarial loss (gain)                  7,102       10,090          14,460     (11,095)
  Benefits paid                        (10,779)      (8,515)         (7,066)     (6,413)
                                      --------     --------        --------    --------
Projected benefit obligation
 at December 31                       $148,010     $139,614       $ 189,643   $ 163,577
                                      ========     ========        ========    ========
Change in Plan Assets
Fair value of plan assets
  at January 1                        $137,804     $152,430       $    -      $    -
Actual return on plan assets           (11,724)      (6,360)           -           -
Employer contribution                    1,320          249           6,204       5,758
Member contributions                      -            -                862         655
Benefits paid                          (10,779)      (8,515)         (7,066)     (6,413)
                                      --------     --------        --------    --------
Fair value of plan assets
 at December 31                       $116,621     $137,804       $    -      $    -
                                      ========     ========        ========    ========
Components of Accrued Benefit Cost
Funded status                         $(31,389)    $ (1,810)      $(189,643)  $(163,577)
Unrecognized actuarial loss (gain)      23,310       (6,798)         (1,339)    (16,101)
Unrecognized prior service cost          3,511        5,719           1,180       2,000
                                      --------      -------        --------    --------
Accrued benefit cost                  $ (4,568)    $ (2,889)      $(189,802)  $(177,678)
                                      ========      =======        ========    ========
Amounts recognized in the statement
  of financial position consist of:
Accrued benefit liability             $(24,667)    $(3,133)       $(189,802)  $(177,678)
Intangible asset                         3,511         244             -           -
Accumulated other
  comprehensive income                  16,588        -                -           -
                                      --------     -------         --------    --------
Net amount recognized                 $ (4,568)    $(2,889)       $(189,802)  $(177,678)
                                      ========     =======         ========    ========

Components of Net Periodic Benefit Costs:
                                                               Other Postretirement
                                    Pension Benefits                 Benefits
                                2002      2001      2000        2002      2001      2000
                            --------  --------  --------     -------   -------   -------
Service cost                $  4,109  $  4,544  $  4,196     $ 6,646   $ 6,451   $ 6,618
Interest cost                  9,759     9,685     8,481      11,226    10,776    11,073
Expected return on plan
  assets                     (11,326)  (12,819)  (10,018)       -         -         -
Amortization of prior
  service cost                 1,130     1,305     1,206         264       361       366
Recognized actuarial
  loss (gain)                     40    (1,014)   (2,331)       (293)     (600)     -
Special termination benefits   2,165      -         -           -         -         -
Plan curtailment              (2,878)     -         -            504      -         -
                            --------  --------  --------     -------   -------   -------
Total benefit cost          $  2,999  $  1,701  $  1,534     $18,347   $16,988   $18,057
                            ========  ========  ========     =======   =======   =======

The plan curtailment and special termination benefits relate to the divestiture of five
Ottaway properties in 2002.

                                        60

Assumptions:
                                                      Other Postretirement
                         Pension Benefits                   Benefits
                     2002      2001      2000       2002      2001      2000
                     ----      ----      ----       ----      ----      ----
Discount Rate        6.75%     7.25%     7.50%      6.75%     7.25%     7.50%
Expected Asset
 Return              9.00%     9.00%     9.00%       n/a       n/a       n/a
Salary Scale         3.00%     3.00%     3.00%       n/a       n/a       n/a

Health care cost trend rate
A 9% annual rate of increase in the per capita costs of covered health care benefits was assumed for 2003, gradually decreasing to 5% by the year 2010 and remaining at that rate thereafter. The company's health care cost trend rate assumed for 2002 was 8.25% decreasing to 5% by the year 2009.

A one percent change in the assumed health care cost trend rates would have the following effects in 2002:

                                                 1%             1%
                                              Increase       Decrease
                                              --------       --------
Accumulated postretirement benefit
  obligation as of December 31, 2002           $30,591       $(25,562)

Total service and interest cost for 2002         3,651         (2,931)


NOTE 12.  COMMITMENTS AND CONTINGENCIES

Commitments for capital expenditures amounted to $6 million at December 31, 2002.

Noncancelable leases require minimum rental payments through 2016 totaling $203 million. Payments required for the years 2003 through 2007 are as follows:

(in thousands)               2003       2004       2005       2006      2007
                          -------    -------    -------    -------   -------
                          $55,474    $43,381    $24,923    $18,873   $15,155
                          =======    =======    =======    =======   =======

These leases are principally for office space and equipment and contain renewal and escalation clauses. Total rental expense amounted to $58.4 million in 2002, $67.5 million in 2001 and $70.2 million in 2000.

The company has guaranteed payment for office space occupied by certain of its joint ventures. The company's partners in these joint ventures have either directly guaranteed their share of any payments required under these guarantees or agreed to indemnify the company for 50% of any payments the company may be required to make under these guarantees. Dow Jones' share of this obligation totals $8 million through 2010.

In addition to the litigation that is separately disclosed in Note 4 of this annual report, there are various libel, environmental and other legal proceedings that have arisen in the ordinary course of business and that are pending against the company and its subsidiaries. In the opinion of management, based on advice of legal counsel, the ultimate outcome to the company and its subsidiaries as a result of these other legal proceedings will not have a material effect on the company's financial statements. In addition, the company has insurance coverage for many of these matters.


NOTE 13.  BUSINESS SEGMENTS

The company has determined the following three reportable segments based on the manner in which it manages its business: print publishing, electronic publishing and general-
interest community newspapers.  In addition, the company reports certain
administrative activities under the corporate segment.   Management evaluates the
performance of its segments exclusive of restructuring charges and September 11 related items.  See Note 3 for a further discussion of these items.

Print publishing includes the operations of The Wall Street Journal and its international editions, Barron's and other periodicals, as well as U.S. television operations.  Electronic publishing includes the operations of Dow Jones Newswires,
Consumer Electronic Publishing and Dow Jones Indexes/Ventures.  Consumer Electronic
Publishing includes the results of WSJ.com and its related vertical sites as well as the company's licensing/business development businesses.  Revenues in the electronic publishing segment are mainly subscription based.  Ottaway Newspapers, the community newspapers segment, publishes 14 daily newspapers, 11 Sunday papers and more than 30 weeklies and shoppers in communities throughout the U.S.

The company's operations by business segment and geographic area were as follows:

Financial Data by Business Segment
(in thousands)                                    2002         2001         2000
                                            ----------   ----------   ----------
REVENUES (1)
Print publishing                            $  948,870   $1,106,934   $1,518,946
Electronic publishing                          309,491      317,986      327,569
Community newspapers:
  Comparable operations                        277,410      273,331      279,472
  Divested/newly-acquired operations            23,402       74,832       76,631
  Total                                        300,812      348,163      356,103
                                            ----------   ----------   ----------
  Consolidated revenues                     $1,559,173   $1,773,083   $2,202,618
                                            ==========   ==========   ==========
INCOME BEFORE INCOME TAXES
 AND MINORITY INTERESTS (2)
Print publishing                            $   (8,058)  $   91,468   $  400,157
Electronic publishing                           60,863       45,717       40,297
Community newspapers:
  Comparable operations                         73,763       66,037       73,735
  Divested/newly-acquired operations             5,492       19,110       20,747
  Total                                         79,255       85,147       94,482
Corporate                                      (33,167)     (38,914)     (36,710)
                                            ----------   ----------   ----------
  Segment operating income                      98,893      183,418      498,226
Restructuring charges and September 11
 related items, net (2)                        (23,810)     (73,219)
                                            ----------   ----------   ----------
  Consolidated operating income                 75,083      110,199      498,226
Equity in losses
 of associated companies                          (488)     (17,181)     (17,182)
Gain on sale of
 businesses and investments                    197,925                    24,053
Contract guarantee, net                        (11,878)      17,136     (255,308)
Write-down of investments                                    (8,827)    (178,499)
Other, net                                      (3,112)      (1,639)       5,088
                                            ----------   ----------   ----------
  Income before income taxes and
   minority interests                       $  257,530   $   99,688   $   76,378
                                            ==========   ==========   ==========




(in thousands)                                    2002         2001         2000
                                            ----------   ----------   ----------
DEPRECIATION AND AMORTIZATION EXPENSE
Print publishing                            $   71,568   $   65,668   $   64,965
Electronic publishing                           25,374       22,421       25,261
Community newspapers:
  Comparable operations                         11,034       12,699       13,284
  Divested/newly-acquired operations               716        3,751        3,950
  Total                                         11,750       16,450       17,234
Corporate                                        1,046        1,174          425
                                            ----------   ----------   ----------
  Consolidated depreciation and
    amortization expense                    $  109,738   $  105,713   $  107,885
                                            ==========   ==========   ==========
ASSETS AT DECEMBER 31 (3)
Print publishing                            $  762,071   $  823,861   $  869,618
Electronic publishing                          157,789      148,963      171,224
Community newspapers                           159,247      218,805      194,777
                                            ----------   ----------   ----------
  Segment assets                             1,079,107    1,191,629    1,235,619
Cash and investments                           128,552      106,711      126,437
                                            ----------   ----------   ----------
  Consolidated assets                       $1,207,659   $1,298,340   $1,362,056
                                            ==========   ==========   ==========
CAPITAL EXPENDITURES
Print publishing                            $   55,723   $   91,628   $  157,553
Electronic publishing                           16,136       29,139       22,068
Community newspapers                             5,794        7,992        7,414
                                            ----------   ----------   ----------
  Consolidated capital expenditures         $   77,653   $  128,759   $  187,035
                                            ==========   ==========   ==========

Financial Data by Geographic Area
(in thousands)                                    2002         2001         2000
                                            ----------   ----------   ----------
REVENUES
United States                               $1,418,355   $1,604,455   $2,008,987
International                                  140,818      168,628      193,631
                                            ----------   ----------   ----------
  Consolidated revenues                     $1,559,173   $1,773,083   $2,202,618
                                            ==========   ==========   ==========
PLANT AND PROPERTY, NET OF
  ACCUMULATED DEPRECIATION
United States                               $  707,360   $  744,943   $  743,660
International                                   13,341       16,406       17,203
                                            ----------   ----------   ----------
  Consolidated plant and property, net      $  720,701   $  761,349   $  760,863
                                            ==========   ==========   ==========
GOODWILL AND INTANGIBLE ASSETS,
  NET OF ACCUMULATED AMORTIZATION
United States                               $   44,735   $   65,112   $   56,714
International                                   18,295       16,471       17,126
                                            ----------   ----------   ----------
  Consolidated goodwill and intangible
   assets, net                              $   63,030   $   81,583   $   73,840
                                            ==========   ==========   ==========

Notes:
(1) Revenues shown represent revenues from external customers.  Transactions between segments are not significant.



(2) Restructuring charges and September 11 related items are not included in segment expenses as management evaluates segment results exclusive of these items. For information purposes, restructuring and September 11 related items allocable to each segment were as follows:

(in thousands)                                    2002         2001
                                               -------      -------
Print publishing                               $16,794      $49,447
Electronic publishing                            6,521       18,796
Community newspapers                                            321
Corporate                                          495        4,655
                                               -------      -------
     Total restructuring charges and
      September 11 related items, net          $23,810      $73,219
                                               =======      =======

(3) Included in assets at December 31, was goodwill as follows:


(in thousands)                               2002         2001         2000
                                          -------      -------      -------
Print publishing                          $16,471      $16,471      $17,126
Electronic publishing                       4,473        2,649        2,745
Community newspapers (*)                   35,307       56,402       53,969
                                          -------      -------      -------
      Goodwill                            $56,251      $75,522      $73,840
                                          =======      =======      =======

(*) Net goodwill included in the gains on disposal of the Ottaway properties in 2002 was $26.5 million.

NOTE 14.  FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

Other investments include marketable equity securities, which are carried at their market value. As of December 31, 2002, the market value of these securities was $4 million reflecting a gross unrealized gain of $1.6 million.

As of December 31, 2001, the market value of these securities was $3.6 million reflecting a gross unrealized gain of $1.1 million. See Note 5 regarding the realization of losses related to these investments in 2001. The balance of the other investments is carried at original cost.

The carrying values of the company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value. At December 31, 2002 and 2001, the company's long-term debt consisted of commercial paper, the balance of which approximated its fair value.

Foreign Currency Forward Exchange Contracts

In December 2002, the company entered into forward foreign currency exchange contracts to exchange $25.3 million for 25.2 million Euro and to exchange $24.5 million for 15.8 million British pounds. These contracts, which expire ratably over 2003, are designated as cash flow hedges of anticipated operating expenses that are denominated in these foreign currencies.
Revenues of the company are largely collected in U.S. dollars. At December 31, 2002, based on devaluation in the U.S. dollar relative to these foreign currencies, there was an unrealized gain on these contracts of $2.1 million, which was included in other stockholders' equity. At December 31, 2001, there were no foreign currency forward contracts outstanding.

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


NOTE 15.  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The summary of unaudited 2002 and 2001 quarterly financial data was as follows:

(in thousands, except                   Quarters
 per share amounts)   -----------------------------------------
                         First     Second      Third     Fourth        Year
                      --------   --------   --------   --------  ----------
2002
  Revenues            $392,891   $417,024   $352,409   $396,849  $1,559,173
  Operating income      12,306     23,957      7,964     30,856      75,083
  Net income (1)       129,825     54,000      2,446     15,235     201,506
  Per share*:
    Basic                 1.54        .64        .03        .19        2.41
    Diluted               1.53        .64        .03        .18        2.40

2001
  Revenues            $459,868   $484,126   $397,560   $431,529  $1,773,083
  Operating income      15,656     55,759     28,667     10,117     110,199
  Net income (2)         6,179     43,244     16,668     32,129      98,220
  Per share*:
    Basic                  .07        .50        .20        .38        1.15
    Diluted                .07        .50        .19        .38        1.14


(1) In 2002, net income included the following items (presented net of taxes):

(in millions)                          Quarters
                        ---------------------------------------
                         First     Second      Third     Fourth        Year
                        ------     ------      -----     ------      ------
Restructuring charges              $ (6.3)                $(9.5)     $(15.8)
Gain on insurance                                           1.8         1.8
Gain on sale of
 ONI properties         $126.1       38.0                             164.1
Gains/(charges) at
 equity investments                   3.9                  (2.5)        1.4
Contract guarantee        (3.2)      (3.0)     $(2.9)      (2.8)      (11.9)
                        ------     ------      -----     ------      ------
                        $122.9      $32.6      $(2.9)    $(13.0)     $139.6
                        ======     ======      =====     ======      ======










(2) In 2001, net income included the following items (presented net of taxes):

(in millions)                          Quarters
                         --------------------------------------
                         First     Second      Third     Fourth        Year
                         -----     ------      -----     ------      ------
Restructuring charges    $(9.1)    $(10.4)               $ (4.0)     $(23.5)
World Financial Center
 lease termination                                        (19.3)      (19.3)
September 11 disaster
 related                                       $(1.0)                  (1.0)
Gains/(charges) at
 equity investments       (1.6)                   .7       (2.2)       (3.1)
Contract guarantee, net    2.2        8.1        8.4       (1.6)       17.1
Write-down of investments                       (8.8)                  (8.8)
Tax valuation allowance                                    30.0        30.0
                         -----     ------      -----     ------      ------
                         $(8.5)    $ (2.3)     $( .7)    $  2.9      $ (8.6)
                         =====     ======      =====     ======      ======



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

PricewaterhouseCoopers LLP, independent accountants, have audited the consolidated financial statements as described in their report. Their audit, which was conducted in accordance with auditing standards generally accepted in the United States of America, included consideration of the internal control structure. Their report expresses an independent opinion on the fairness of presentation of the financial statements.

The Board of Directors, through its audit committee consisting solely of outside directors, is responsible for reviewing and monitoring the company's financial reporting, accounting practices and the retention of the independent accountants. The audit committee meets regularly with management, internal auditors and independent accountants - - both separately and together. The internal auditors and the independent accountants have free access to the audit committee to review the results of their audits, the adequacy of internal accounting controls and the quality of financial reporting.







/s/Peter R. Kann                                     /s/Christopher W. Vieth
----------------------                               -----------------------
Peter R. Kann                                        Christopher W. Vieth
Chairman of the Board                                Vice President
Chief Executive Officer                              Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of Dow Jones & Company, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.








PRICEWATERHOUSECOOPERS LLP

New York, New York
January 23, 2003

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.


PART III.
ITEM 10.  Directors and Executive Officers of the Registrant.

The information required by this item with respect to directors of the company is incorporated by reference to the tables, including the footnotes thereto, titled "Nominees for Election at the Annual Meeting," "Incumbent Directors (Class of 2004)" and "Incumbent Directors (Class of 2005)" in the 2003 Proxy Statement and to the material in footnote 4 to the table under the caption "Security Ownership of Directors and Management" in the 2003 Proxy Statement. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Proxy Statement. For the information required by this item relating to executive officers, see Part I, page 10 of this 2002 Form 10-K.


ITEM 11.  Executive Compensation.

The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the captions "Executive Compensation," "Separation Plan for Senior Management," "Executive Death Benefit Agreement," and "Compensation Committee Interlocks and Insider Participation" in the 2003 Proxy Statement, and to the material in the first four paragraphs under the caption "Board of Directors -- Meetings of the Board and Committees; Director Compensation; Attendance" in the 2003 Proxy Statement.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Management" in the 2003 Proxy Statement.

The following table provides the company's equity compensation plan information as of
December 31, 2002.  Under these plans, the company's common stock may be issued upon the exercise of options.

Plan Category          Number of             Weighted average     Number of securities
                       securities            exercise price       remaining available
                       to be issued upon     of outstanding       for future issuance
                       exercise of           options              under equity
                       outstanding                                compensation plan
                       options
-------------------    ------------------    ----------------     --------------------
Equity compensation
plans approved by
security holders (a)           7,845,662               $53.84            6,076,957 (b)


Equity compensation
plans not approved by
security holders (c)               3,776               $37.98              449,291
                               ---------                                 ---------
TOTAL                          7,849,438                                 6,526,248

(a) Consists of Dow Jones 1991 Stock Option Plan, 1992 Long-Term Incentive Plan, 1997
Long-Term Incentive Plan, 1998 Stock Option Plan, 2001 Long-Term Incentive Plan and
1998 Employee Stock Purchase Plan.  The 1998 Employee Stock Purchase Plan has 62,863
shares outstanding at the price of $40.36.

(b) Includes 749,804 shares reserved for contingent stock rights and 1,362,971 shares for the 1998 Employee Stock Purchase Plan.

(c) Dow Jones Reuters Business Interactive, LLC 2000 Employee Stock Purchase Plan

ITEM 13.  Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to footnotes 4, 5 and 7 to the tables titled "Nominees for Election at the Annual meeting," "Incumbent Directors (Class of 2004)" and "Incumbent Directors (Class of 2005)" in the 2003 Proxy Statement.


PART IV.
Item 14. Controls and Procedures.

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

ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)(1)Financial Statements:                                Page Reference
                                                             --------------

Included in Part II, Item 8 of this report:

   Consolidated statements of income (loss) for the
   years ended December 31, 2002, 2001 and 2000                       34

   Consolidated statements of cash flows for the
   years ended December 31, 2002, 2001 and 2000                       35

   Consolidated balance sheets, December 31, 2002
   and 2001                                                        36 - 37

   Consolidated statements of stockholders' equity
   for the years ended December 31, 2002, 2001 and 2000            38 - 39

   Notes to financial statements                                   40 - 66

   Statement of management's responsibility for
   financial statements                                               67

   Report of independent accountants                                  68

 (a)(2) Financial Statement Schedule:

Included in Part IV of this report:

   Report and consent of independent accountants                      78

   Schedule II - Valuation and qualifying accounts and reserve        79


Other schedules have been omitted since they are either not required or not applicable.

a) (3) Exhibits

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

  10.1 Lease between the Company and World Financial Center formerly known as Olympia and York Battery Park Company, of space in The World Financial Center, New York City, is hereby incorporated by reference to Exhibit 10.9 to its Form 10-K for the year ended December 31, 1983 as amended by its First through Eighth Amendments and the Letter agreements relating to such lease, which are hereby incorporated by reference to Exhibit 10.5 to its Form 10-Q for the quarter ended September 30, 2002.

  10.2 Dow Jones 1991 Stock Option Plan, as amended, is hereby incorporated by reference to Exhibit 19.2 to its Form 10-Q for the quarter ended September 30, 1991.

  10.3 Dow Jones 1992 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended March 31, 1992.

  10.4 Dow Jones 1997 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended March 31, 1997.

  10.5 Dow Jones 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.12 to its Form 10-Q for the quarter ended March 31, 1998.

  10.6 Separation Plan for Senior Management is hereby incorporated by reference to Exhibit 10.13 to its Form 10-K for the year ended December 31, 1998.

  10.7 364-Day Credit Agreement dated June 24, 2002 is hereby incorporated by reference to Exhibit 10.1 to its Form 10-Q for the quarter ended June 30, 2002.

  10.8 4-Year Credit Agreement dated June 24, 2002 is hereby incorporated by reference to Exhibit 10.2 to its Form 10-Q for the quarter ended June 30, 2002.

  10.9 5-Year Credit Agreement, dated June 25, 2001, is hereby incorporated by reference to Exhibit 10.2 to its Form 10-Q for the quarter ended June 30, 2001, as amended by the first amendment thereto dated as of June 24, 2002, which is hereby incorporated by reference to Exhibit 10.3 to its Form 10-Q for the quarter ended June 30, 2002.

  10.10 Form of Executive Deferred Compensation Agreement is hereby incorporated by reference to Exhibit 10.1 to its Form 10-Q for the quarter ended September 30, 2002.

  Exhibit
  Number                          Document
  -------                         --------

  10.11 Forms of Directors' Deferred Compensation Agreements is hereby incorporated by reference to Exhibit 10.2 to its Form 10-Q for the quarter ended September 30, 2002.

  10.12 Form of Executive Death Benefit Agreement is hereby incorporated by reference to Exhibit 10.3 to its Form 10-Q for the quarter ended September 30, 2002.

  10.13 Dow Jones & Company, Inc. Supplementary Benefit Plan as amended and restated effective January 1, 2000, is hereby incorporated by reference to Exhibit 10.4 to its Form 10-Q for the quarter ended September 30, 2002.

* 10.14 Agreement of Purchase and Sale, dated February 20, 2002, relating to the sale by Ottaway Newspapers of The Ashland Daily Independent to Newspaper Holdings, Inc.

* 10.15 Agreement of Purchase and Sale, dated February 20, 2002, relating to the sale by Ottaway Newspapers of The Joplin Globe to Newspaper Holdings, Inc.

* 10.16 Agreement of Purchase and Sale, dated February 20, 2002, relating to the sale by Ottaway Newspapers of The Mankato Free Press to Newspaper Holdings, Inc.

* 10.17 Agreement of Purchase and Sale, dated February 20, 2002, relating to the sale by Ottaway Newspapers of The Sharon Herald to Newspaper Holdings, Inc.

* 10.18 Indemnification Agreement, dated February 20, 2002 between Ottaway Newspapers and Newspaper Holdings, Inc.

  10.19 Dow Jones 2001 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 4 to its Form S-8 on May 17, 2001.

  10.20 Dow Jones Deferred Compensation Plan is hereby incorporated by reference to Exhibit 4 to its Form S-8 on November 22, 2002.

* 10.21  Dow Jones 401(K) Savings Plan, amended and restated as of
         January 1,1997 and reflecting revisions through December 15, 2000 and the First and Second Amendments relating to the plan.

* 10.22 Dow Jones Money Purchase Plan, effective January 1, 2000 and the First and Second Amendments related to the plan.

* 10.23 Dow Jones Reuters Business Interactive, LLC 2000 Employee Stock Purchase Plan, dated June 22, 2000.

* 21     List of Subsidiaries

  23 Consent of PricewaterhouseCoopers LLP, independent accountants, is contained on 78 of this report.

* 99     Certification by the Chief Executive Officer and Chief Financial
         Officer.

* Securities and Exchange Commission and New York Stock Exchange copies only.

 (b) Reports on Form 8-K

        No reports were filed on Form 8-K in the last quarter of 2002.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            DOW JONES & COMPANY, INC.






Dated: March 3, 2003                       By: /s/Robert E. Perrine
                                               ---------------------------
                                                  Robert E. Perrine
                                                  Controller and
                                                  Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                      Date
---------                       -----                      ----

/s/Peter R. Kann
--------------------------
Peter R. Kann                   Chairman of the Board      March 3, 2003
                                 Chief Executive Officer

/s/Richard F. Zannino
--------------------------
Richard F. Zannino              Executive Vice President   March 3, 2003
                                 Chief Operating Officer

/s/Christopher W. Vieth
--------------------------
Christopher W. Vieth            Chief Financial Officer    March 3, 2003


/s/William C. Steere, Jr.
--------------------------
William C. Steere,Jr.           Director                   March 3, 2003


/s/James H. Ottaway, Jr.
--------------------------
James H. Ottaway, Jr.           Director                   March 3, 2003


/s/Irvine O. Hockaday, Jr.
--------------------------
Irvine O. Hockaday, Jr.         Director                   March 3, 2003


/s/Frank N. Newman
--------------------------
Frank N. Newman                 Director                   March 3, 2003

 Signature                       Title                      Date
 ---------                       -----                      ----

/s/Elizabeth Steele
--------------------------
Elizabeth Steele                 Director                   March 3, 2003


/s/Christopher Bancroft
--------------------------
Christopher Bancroft             Director                   March 3, 2003


/s/David K. P. Li
--------------------------
David K. P. Li                   Director                   March 3, 2003


/s/Dieter von Holtzbrinck
--------------------------
Dieter von Holtzbrinck           Director                   March 3, 2003


/s/Vernon E. Jordan, Jr.
--------------------------
Vernon E. Jordan, Jr.            Director                   March 3, 2003


/s/M. Peter McPherson
--------------------------
M. Peter McPherson               Director                   March 3, 2003


/s/Leslie Hill
--------------------------
Leslie Hill                      Director                   March 3, 2003


/s/Harvey Golub
--------------------------
Harvey Golub                     Director                   March 3, 2003


/s/Roy A. Hammer
--------------------------
Roy A. Hammer                    Director                   March 3, 2003

CERTIFICATIONS

I, Peter R. Kann, certify that:

1. I have reviewed this annual report on Form 10-K of Dow Jones & Company,
Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003
/s/Peter R. Kann
-----------------------
Peter R. Kann
Chief Executive Officer

CERTIFICATIONS

I, Christopher W. Vieth, certify that:

1. I have reviewed this annual report on Form 10-K of Dow Jones & Company,
Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003

/s/Christopher W. Vieth
-----------------------
Christopher W. Vieth
Chief Financial Officer

        INDEPENDENT ACCOUNTANTS' REPORT ON FINANCIAL STATEMENT SCHEDULE
        ---------------------------------------------------------------

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 23, 2003, appearing on the page 68 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICEWATERHOUSECOOPERS LLP

New York, New York
January 23, 2003




                    CONSENT OF INDEPENDENT ACCOUNTANTS
                    ----------------------------------

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File No. 333-02071) and Form S-8 (File Nos. 2-72684, 33-45962, 33-45963, 33-49311, 33-55079, 333-57175, 333-70921, 333-67523, 333-
61138, 333-101395 and 333-101395) of Dow Jones & Company, Inc. of our report dated January 23, 2003 relating to the financial statements, which appears on page 68 of this Form 10-K. We also consent to the incorporation by reference of our report dated January 23, 2003 relating to the financial statement schedule, which appears above.


PRICEWATERHOUSECOOPERS LLP

New York, New York
March 3, 2003

Schedule II
                                           DOW JONES & COMPANY, INC.
                                             and its Subsidiaries

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            for the years ended December 31, 2002, 2001 and 2000
                                                (in thousands)

                                                           Additions
                                                   -------------------------
                                      Balance at   Charged to       Charged                        Balance
                                       Beginning     Cost and      to Other                         at End
Description                            of Period     Expenses     Accounts(A)    Deductions      of Period
-----------                           ----------   ----------     ----------     ----------      ---------
Year ended December 31, 2002:
  Reserves deducted from assets -
    Allowance for doubtful accounts     $  5,610     $  4,250         $1,354        $ 5,994 (B)   $  5,220
                                        ========     ========         ======        =======       ========

  Tax valuation allowance               $305,897     $  8,113            -           38,351       $275,659
                                        ========     ========         ======        =======       ========

Year ended December 31, 2001:
  Reserves deducted from assets -
    Allowance for doubtful accounts     $  6,377     $  6,395         $1,055        $ 8,217 (B)   $  5,610
                                        ========     ========         ======        =======       ========

  Tax valuation allowance               $340,707     $  3,614            -           38,424       $305,897
                                        ========     ========         ======        =======       ========

Year ended December 31, 2000:
  Reserves deducted from assets -
    Allowance for doubtful accounts     $  5,919     $  6,917         $1,213        $ 7,672 (B)   $  6,377
                                        ========     ========         ======        =======       ========

  Tax valuation allowance               $185,824     $158,662            -          $ 3,779       $340,707
                                        ========     ========         ======        =======       ========

Notes:
  (A) Recoveries of accounts previously written off and reductions of revenue.
  (B) Accounts written off as uncollectible and credits issued to customers.