Form 10-Q
period 2003-03-31
DOW JONES & CO INC
filed 2003-05-09
CIK 29924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-7564

DOW JONES & COMPANY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-5034940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 LIBERTY STREET, NEW YORK, NEW YORK	10281
(Address of principal executive offices)	(Zip Code)

(212) 416-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☒    No    ☐

The number of shares outstanding of each of the issuer’s classes of common stock on March 31, 2003: 60,603,844 shares of Common Stock and 20,770,483 shares of Class B Common Stock.

DOW JONES & COMPANY, INC.

I. FINANCIAL INFORMATION

Item 1: Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

Dow Jones and Company, Inc.

For the three months ended March 31, 2003 and 2002

(unaudited)

	Three Months Ended March 31
	2003	2002
	(in thousands, except per share amounts)
Revenues:
Advertising	$190,508	$219,868
Information services	71,856	71,631
Circulation and other	95,866	101,392

Total revenues	358,230	392,891

Expenses:
News, operations and development	115,295	127,032
Selling, administrative and general	129,022	152,126
Newsprint	23,071	26,778
Print delivery costs	45,906	47,252
Depreciation and amortization	27,357	27,397

Operating expenses	340,651	380,585

Operating income	17,579	12,306

Other income (deductions):
Investment income	74	90
Interest expense	(453)	(1,589)
Equity in losses of associated companies	(1,849)	(2,450)
Gain on resolution of Telerate sale loss contingencies	59,821
Gain on sale of businesses		153,407
Contract guarantee	(2,610)	(3,178)
Other, net	439	755

Income before income taxes and minority interests	73,001	159,341
Income taxes	6,481	31,878

Income before minority interests	66,520	127,463
Minority interests in losses of subsidiaries	412	2,362

Net income	$66,932	$129,825

Per Share:
Net income per share:
—Basic	$.82	$1.54
—Diluted	.82	1.53
Cash dividends	.25	.25

Weighted-average shares outstanding:
—Basic	81,791	84,319
—Diluted	82,028	84,849

Comprehensive income	$66,817	$131,463

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dow Jones & Company, Inc.

For the three months ended March 31, 2003 and 2002

(unaudited)

	Three Months Ended March 31
	2003	2002
	(in thousands)
Operating Activities:
Net income	$66,932	$129,825
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	27,061	27,142
Amortization of intangibles	296	255
Equity in losses of associated companies, net of distributions	1,849	2,450
Minority interests in losses of subsidiaries	(412)	(2,362)
Gain on resolution of Telerate sale loss contingencies	(59,821)
Gain on sale of businesses		(153,407)
Contract guarantee	2,610	3,178
Changes in assets and liabilities:
Accounts receivable	15,131	3,793
Other assets	(3,122)	1,998
Accounts payable and accrued liabilities	(45,895)	(40,585)
Income taxes	716	(26,701)
Deferred taxes	(1,161)	20,856
Unearned revenue	4,049	4,414
Other noncurrent liabilities	1,786	8,688
Other, net	(907)	(557)

Net cash provided by (used in) operating activities	9,112	(21,013)

Investing Activities:
Additions to property, plant and equipment	(14,341)	(18,855)
Funding of equity-method investments, net	(6,888)	(5,751)
Proceeds from insurance	1,271
Disposition of businesses and investments		177,913
Other, net	2,219	(1,515)

Net cash (used in) provided by investing activities	(17,739)	151,792

Financing Activities:
Cash dividends	(20,472)	(21,088)
Increase in long-term debt	26,982
Reduction of long-term debt		(81,059)
Purchases of treasury stock	(18,698)	(33,340)
Proceeds from sales under stock compensation plans	30	7,199
Contribution from minority partner	7,428	5,737

Net cash used in financing activities	(4,730)	(122,551)

(Decrease) increase in cash and cash equivalents	(13,357)	8,228
Cash and cash equivalents at beginning of year	39,346	21,026

Cash and cash equivalents at March 31	$25,989	$29,254

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS

Dow Jones & Company, Inc.

(unaudited)

	March 31 2003	December 31 2002
	(dollars in thousands)
Assets:
Cash and cash equivalents	$25,989	$39,346
Accounts receivable—trade, net	131,160	146,305
Accounts receivable—other	25,472	23,779
Newsprint inventory	9,023	9,698
Prepaid expenses	17,326	16,704
Deferred income taxes	14,752	14,772

Total current assets	223,722	250,604

Investments in associated companies, at equity	87,171	83,619
Plant, property and equipment, at cost	1,700,579	1,691,537
Less, Accumulated depreciation	995,307	970,836

Plant, property and equipment, net	705,272	720,701
Goodwill and other intangible assets	62,865	63,030
Deferred income taxes	72,776	71,643
Other assets	18,535	18,062

Total assets	$1,170,341	$1,207,659

Liabilities:
Accounts payable and accrued liabilities	$173,133	$279,475
Contract guarantee obligation	124,804	111,619
Income taxes	41,564	40,816
Unearned revenue	194,488	190,569

Total current liabilities	533,989	622,479

Long-term debt	119,919	92,937
Deferred compensation, principally postretirement benefit obligation	298,945	294,831
Contract guarantee obligation	122,009	132,584
Other noncurrent liabilities	30,199	33,696

Total liabilities	1,105,061	1,176,527

Minority interests in subsidiaries	7,577	561

Stockholders’ equity:
Common stock	102,181	102,181
Additional paid-in capital	120,684	120,645
Retained earnings	779,180	732,720
Accumulated other comprehensive income	(6,204)	(6,089)

	995,841	949,457
Less, treasury stock, at cost	938,138	918,886

Total stockholders’ equity	57,703	30,571

Total liabilities and stockholders’ equity	$1,170,341	$1,207,659

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

Dow Jones & Company, Inc.

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company’s consolidated financial position as of March 31, 2003, and the consolidated results of operations and consolidated cash flows for the three month periods ended March 31, 2003 and 2002. In management’s opinion, all adjustments necessary for a fair presentation in accordance with generally accepted accounting principles are reflected in the financial statements presented.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company’s annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2. Gain on Resolution of Telerate Sale Loss Contingencies

In the first quarter of 2003, the company recorded a gain of $59.8 million ($.73 per diluted share) on the resolution of certain loss contingencies resulting from the sale of its former Telerate subsidiary to Bridge Information Systems, Inc. (Bridge). The reserve for loss contingencies was established as part of the loss on sale of Telerate in 1998 and related to various claims that arose out of the Stock Purchase Agreement, including a purchase price adjustment related to working capital, an indemnification undertaking and other actual and potential claims and counter-claims between the company and Bridge. In February 2001, Bridge declared bankruptcy. In March 2003, these matters were resolved by the bankruptcy court, and the company’s contingent liabilities were thereby extinguished.

3. Contract Guarantee

Under the terms of the company’s 1998 sale of Telerate to Bridge, Dow Jones retained its guarantee of payments under certain circumstances of certain minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC). The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions. Bridge agreed to indemnify Dow Jones for any liability Dow Jones incurred under the contract guarantee with respect to periods subsequent to Bridge’s purchase of Telerate. In 2000, based in part on uncertainty with Bridge’s solvency as well as other factors, the company established a reserve of $255 million representing the net present value of the total estimated payments from 2001 through October 2006, using a discount rate of 6%. The first quarters of 2003 and 2002 included charges related to the accretion of the discount on the reserve balance of $2.6 million ($.03 per diluted share) and $3.2 million ($.04 per diluted share), respectively.

Bridge filed for bankruptcy in February 2001 but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC. The company is now in litigation with Cantor and MDC with respect to their claims for amounts due under the contract guarantee. The company has various substantial defenses to these claims and the litigation is proceeding. The trial court rendered a decision in January 2003 denying the parties’ respective motions to grant their own claims and to dismiss the competing claims. The company, Cantor and MDC have all filed appeals from the trial court’s order. While these appeals are pending, the discovery phase is proceeding.

While it is not possible to predict with certainty the ultimate outcome of this litigation, the company believes the likelihood of a loss exceeding the amount reserved is remote; however, it is possible that such loss could be less than the amount reserved.

4. Other Guarantees and Contingencies

In addition to the litigation that is separately disclosed in Note 3 of this Form 10-Q, there are various libel actions and other legal proceedings that have arisen in the ordinary course of business that are pending against the company and its subsidiaries. In the opinion of management, based on advice of legal counsel, the ultimate outcome to the company and its subsidiaries as a result of these other legal proceedings will not have a material effect on the company’s financial statements. In addition, the company has insurance coverage for many of these matters.

The company’s bylaws provide for indemnification of officers and directors prosecuted in a criminal action or sued in a civil action or proceeding to the full extent permitted by the Delaware General Corporation Law. The maximum potential amount of future payments the company could be required to make under these indemnification provisions is unlimited; however, the company maintains directors’ and officers’ liability and corporation reimbursement insurance for the benefit of the company and its directors and officers. The policy provides coverage for certain amounts paid as indemnification pursuant to the provisions of Delaware law and the company’s bylaws. As a result of its insurance coverage, the company believes that the estimated fair value of these indemnification provisions is minimal.

The company enters into indemnification agreements in its ordinary course of business, typically with companies from which it is acquiring or to which it is selling businesses, partners in joint ventures, licensees and licensors, and service providers and contractors. Under these agreements the company generally indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, as a result of the company’s activities or its breach of the agreement in question or in connection with any intellectual property infringement claim by any third party with respect to its products. These indemnification obligations generally survive termination of the underlying agreement, either for some set number of years or perpetually. In some cases, the maximum potential amount of future payments the company could be required to make under these indemnification obligations is unlimited. The company believes that the estimated fair value of these indemnity obligations is minimal and the company has no liabilities recorded for these obligations as of March 31, 2003. The company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

The company has guaranteed payment for office space occupied by certain of its joint ventures. The company’s partners in these joint ventures have either directly guaranteed their share of any payments required under these guarantees or agreed to indemnify the company for 50% of any payments the company may be required to make under these guarantees. Dow Jones’ share of this obligation under these guarantees totals $7.9 million through 2010.

5. Dispositions

In the first quarter of 2002, the company recognized a gain of $153.4 million ($126.1 million after taxes, or $1.49 per diluted share) resulting from the sale at the end of March 2002 of four of the company’s Ottaway newspapers to Community Newspapers Holdings, Inc.

6. Restructuring Reserves

The following table displays the activity and balances of the restructuring reserve account as of March 31, 2003:

	December 31, 2002 Reserve	Net Cash Payments	March 31, 2003 Reserve
	(in thousands)
Employee severance	$17,116	$8,634	$8,482
Other exit costs	264	41	223

As of March 31, 2003, roughly 95% of the approximate 445 employees involved in the 2002 restructurings were terminated with the remainder expected to be terminated by mid-year 2003.

7. Dilution and Stock Compensation Plans

Basic and diluted earnings per share have been computed as follows:

	March 31 2003 (2)	March 31 2002 (3)
	(in thousands, except per share amounts)
Net income	$66,932	$129,825

Weighted-average shares outstanding—basic	81,791	84,319
Effect of dilutive securities:
Stock options	56	371
Other, principally contingent stock rights	181	159

Weighted-average shares outstanding—diluted (1)	82,028	84,849

Basic earnings per share	$.82	$1.54
Diluted earnings per share	.82	1.53

(1) The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the quarter.

(2) Options to purchase 8,577,000 shares in 2003 at an average price of $53.97 have been excluded from the diluted earnings per share calculation because the options’ exercise prices were greater than the average market price during the quarter and to include such securities would be antidilutive.

(3) Options to purchase 5,600,000 shares in 2002 at an average price of $58.54 have been excluded from the diluted per share calculation because to include such securities would be antidilutive.

Fair Value Based Method

The company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and its related interpretations. Had the company’s stock-based compensation been determined by the fair-value based method of SFAS 123, “Accounting for Stock-Based Compensation,” the company’s net income and earnings per share would have been as follows:

	For the Three Months Ended
	2003	2002
	(in thousands, except per share amounts)
Net income, as reported	$66,932	$129,825
Add: Stock-based compensation expense included in reported net income, net of taxes	915	961
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes	(3,984)	(3,945)

Adjusted net income	$63,863	$126,841

Basic earnings per share:
As reported	$.82	$1.54
Adjusted	.78	1.50
Diluted earnings per share:
As reported	$.82	$1.53
Adjusted	.78	1.49

The following table provides the estimated fair value under the Black-Scholes option-pricing model of each option granted in the first quarter of 2003 and 2002, and the significant weighted-average assumptions used in their determination.

	Fair Value	Risk-Free Interest Rate	Dividend Yield	Expected Life	Volatility
Stock Options
2003	$13.13	3.0%	2.2%	5.0 years	28.0%
2002	$13.55	4.4%	2.3%	5.0 years	25.7%

8. Comprehensive Income

Comprehensive income was computed as follows:

	For the Three Months Ended
	2003	2002
	(in thousands)
Net income	$66,932	$129,825
Add: change in
Cumulative translation adjustment	(292)	(879)
Unrealized gain (loss) on hedging	(21)	(206)
Unrealized gain on investments	198	2,723

Comprehensive income	$66,817	$131,463

9. Pending Transactions/Subsequent Events

In November 2002, the company and the von Holtzbrinck Group entered into a memorandum of understanding pursuant to which they agreed to exchange equity shareholdings so as to reduce the von Holtzbrinck Group’s ownership of The Wall Street Journal Europe to 10% from 49% and the company’s ownership of the von Holtzbrinck Group’s business daily, Handelsblatt, to 10% from 22%, with news and advertising relationships continuing. The agreement also provides each party the unilateral option to unwind the strategic alliance entirely. Assuming the transaction is consummated, the company expects to record an after-tax gain of $11 million, or $.14 per share, on the exchange of its 12% interest in Handelsblatt for 39% of The Wall Street Journal Europe. Although the transaction has not been finalized, the company is funding Wall Street Journal Europe losses at the ninety-percent level as of January 1, 2003.

On April 16, 2003, the company’s Ottaway Newspaper subsidiary entered into a definitive agreement to acquire The Record of Stockton, California from Omaha World-Herald Company for $144 million in cash, plus net working capital. The purchase was consummated on May 5, 2003. The Record has daily paid circulation of 59,271 and Sunday circulation of 72,698. The Record Group had combined 2002 revenues of $37 million and operating profits of $9.6 million. The purchase was primarily funded by the issuance of debt under the company’s commercial paper program. The company has temporarily suspended its share repurchase program to utilize excess cash flow to reduce this debt.

In April 2003, the company and its insurance providers reached agreement on its recovery for business interruption losses resulting from the terrorist attacks on the World Trade Center on September 11, 2001. The company expects to receive proceeds and record pretax income of approximately $18 million from its business interruption insurance claim in the second quarter of 2003.

10. Business Segments

The company has determined the following three reportable segments based on the manner in which it manages its business: print publishing, electronic publishing and general-interest community newspapers. In addition, the company reports certain administrative activities under the corporate segment.

Print publishing includes the operations of The Wall Street Journal and its international editions, Barron’s and other business periodicals, as well as U.S. television operations. Electronic publishing includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites as well as the company’s licensing/business development and radio/audio businesses. Revenues in the electronic publishing segment are mainly subscription based. Ottaway Newspapers, the community newspapers segment, publishes 15 daily newspapers, 12 Sunday papers and more than 30 weeklies and shoppers in communities throughout the U.S.

	Three Months Ended March 31
	2003	2002
	(in thousands)
Revenues:
Print publishing	$214,424	$236,048
Electronic publishing	79,187	77,800
Community newspapers:
Comparable operations	63,635	61,977
Divested/newly-acquired operations	984	17,066

Consolidated revenues	$358,230	$392,891

Income before income taxes and minority interests:
Print publishing	$(4,685)	$(8,777)
Electronic publishing	16,831	15,227
Community newspapers:
Comparable operations	12,483	12,285
Divested/newly-acquired operations	98	3,778
Corporate	(7,148)	(10,207)

Consolidated operating income	17,579	12,306

Equity in losses of associated companies	(1,849)	(2,450)
Gain on resolution of Telerate sale loss contingencies	59,821
Gain on sale of businesses		153,407
Contract guarantee	(2,610)	(3,178)
Other income, net	60	(744)

Income before income taxes and minority interests	$73,001	$159,341

Depreciation and amortization (D&A):
Print publishing	$17,680	$17,016
Electronic publishing	6,790	6,735
Community newspapers:
Continuing operations	2,704	2,813
Divested/acquired operations	54	593
Corporate	129	240

Consolidated D&A	$27,357	$27,397

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues in the first quarter of 2003 were affected by the difficult advertising and business environment, particularly in the latter half of the quarter as advertisers delayed placing ads on the expectation, and then the reality, of war with Iraq. Despite the war, operating profits rose 43%. The company’s aggressive cost containment efforts, improved color advertising at The Wall Street Journal, and strong revenue growth at Consumer Electronic Publishing and some other electronic businesses more than offset sharp declines in business-to-business advertising revenue and a reduction of profits as a result of the divestitures of Ottaway properties last year.

During the quarter, the company continued to focus on its “Business Now” strategic plan. Dow Jones Newswires launched Dow Jones NewsPlus, the first of the Newswire of the Future products. This service is aimed at the broker community and is a major enhancement for Dow Jones Newswires subscribers to the North American equity wire. This added functionality has allowed Dow Jones Newswires to introduce an overall price increase in 2003. Also, as a continuation of the company’s strategy to reinvest in additional, more strategic, community newspapers, in April 2003, the company entered into an agreement to purchase The Record in Stockton, California. The purchase was consummated on May 5, 2003. The Record is the leading daily newspaper serving the city of Stockton and surrounding San Joaquin County in Northern California’s Central Valley, one of the fastest growing markets in California. The Record Group had combined 2002 revenues of $37 million and operating profits of $9.6 million. The transaction is expected to be accretive to earnings per share.

Results of Operations

Net income for the first quarter of 2003 was $66.9 million, or $.82 per diluted share, compared with first quarter 2002 earnings of $129.8 million, or $1.53 per diluted share (all “per share” amounts included herein are based on reported net income and use diluted shares). Net income in each quarter included certain items affecting comparisons which netted to a gain of $.70 per share in the first quarter 2003 and a gain of $1.45 per share in the first quarter of 2002. The items affecting comparisons are detailed further on page 16.

Revenues for the first quarter of 2003 fell $34.7 million, or 8.8%, to $358.2 million, largely as a result of a decline in company-wide advertising revenue and a decline in revenues related to divested community newspaper properties. Excluding Ottaway divested and newly-acquired properties, or on a “same store” basis, total revenue was down $18.6 million, or 4.9%. Same store advertising revenue declined $18.1 million, or 8.7%, on lower advertising volume principally at the domestic Journal. Information services revenue was up modestly as strong growth in revenue at Consumer Electronic Publishing and other electronic businesses was partially offset by a decline in Dow Jones Newswires revenues. Circulation and other revenue, on a same-store basis, decreased $.7 million, or .7% on a slight decline in circulation and commercial printing revenue.

Operating expenses in 2003 were reduced $39.9 million, or 10%, to $340.7 million, reflecting cost saving initiatives (about $22 million), lower newsprint costs ($3 million), lower costs as a result of the Ottaway divestitures, net of newly acquired properties ($12 million), and a decrease in year-over-year Today’s Journal costs ($3 million). Newsprint expense, on a same-store basis, was down 10%, as a result of a 10.7% decrease in consumption offset by a slight increase in prices. Employee compensation expense was down about 10% (down about 6.9% on a same-store basis). At the end of March 2003, the number of full-time employees was about 6,800, down 9.4% from March 31, 2002.

Operating income for the first quarter of 2003 was $17.6 million (4.9% of revenues), up $5.3 million, or 43%, from $12.3 million (3.1% of revenues) in the like period a year ago, as operating income and margins improved across the print and electronic publishing segments.

Segment Data

The company’s business and financial news and information operations are reported in two segments: print publishing and electronic publishing. The results of the company’s Ottaway Newspapers subsidiary, which publishes 15 daily newspapers, 12 Sunday papers and more than 30 weeklies and shoppers in 9 states in the U.S., are reported in the community newspaper segment. In addition, the company reports certain administrative activities under the corporate segment. Print publishing accounted for approximately 60% of first quarter 2003 revenues, with electronic publishing accounting for 22% and community newspapers accounting for 18%.

Print Publishing

Print publishing includes the operations of The Wall Street Journal and its international editions, Barron’s and other periodicals, as well as U.S. television operations (results of the company’s international television ventures are included in equity in losses of associated companies).

	Three Months Ended March 31
	2003	2002
	(in thousands)
Revenues
U.S. Publications:
Advertising	$129,857	$148,166
Circulation and other	66,390	67,092

International Publications:
Advertising	9,993	11,711
Circulation and other	8,184	9,079

Total revenues	214,424	236,048

Expenses	219,109	244,825

Operating loss	$(4,685)	$(8,777)

Operating margin	(2.2)%	(3.7)%

Included in expenses:
Depreciation and amortization	$17,680	$17,016

Statistical information:
Advertising volume increase/(decrease)

The Wall Street Journal
General	2.5%	(14.0)%
Technology	(28.5)	(39.8)
Financial	(37.5)	(33.3)
Classified	15.3	(17.1)
Total	(11.0)	(26.2)

The Asian Wall Street Journal	5.6	(44.5)
The Wall Street Journal Europe	22.1	(42.8)
Barron’s	(17.3)	(23.8)

Revenues

First quarter 2003 revenue fell $21.6 million, or 9.2%, driven by advertising softness at The Wall Street Journal, where ad linage dropped 11%. Advertising linage declines accelerated during the quarter as the effects of the Iraq war intensified. Journal linage declined 1.2% in January, 9.4% in February and 20% in March. Revenues were down 8.8% in the U.S. and were down 12.6% overseas despite advertising linage increases at The Asian Wall Street Journal and The Wall Street Journal Europe. The declines in international advertising revenue largely reflect discounts related to a global ad sales program launched in the summer of 2002. U.S. television advertising license revenue from CNBC was down 5.6%.

Overall Journal advertising linage was down 11%, as improvements in general, consumer and classified advertising were more than offset by a sharp decline in the company’s core financial and technology categories. General advertising, which represented 43% of total linage, improved 2.5%, with increases in professional services, autos and other consumer advertising somewhat offset by a decline in travel advertising and other general business advertising. Technology advertising, which represented 17% of the total Journal linage, fell 28.5% as declines in business-to-business e-commerce, hardware, personal computer and telecommunications advertising were offset slightly by an increase in software advertising. Financial advertising, which accounted for 16% of total Journal linage for the quarter, fell 37.5%, reflecting the continued weakness in the financial markets, as evidenced by significant declines in tombstones and investment advisory. Classified advertising linage, which represented 24% of total Journal linage, increased 15.3% reflecting improvements in real estate and other classified advertising. Color advertising, which is billed at a premium, increased 14%.

First quarter 2003 circulation and other revenue for the U.S. print publications decreased $.7 million, or 1%, in the first quarter of 2003, as a result of slight declines in circulation volume at both The Wall Street Journal and Barron’s. Average circulation for the first three months of 2003 for The Wall Street Journal was 1,812,000 compared with circulation of 1,836,000 in the first quarter of 2002. Barron’s average circulation was 287,000 in the quarter, down from 298,000 in the first quarter 2002. The Journal’s subscription price increase, which was announced in 2002’s fourth quarter, became effective in February 2003 for renewing subscribers.

International print circulation and other revenues fell $.9 million, or 9.9%, as a result of lower conference revenue coupled with a decrease in circulation at the Far Eastern Economic Review. Combined average circulation for the international Journals was 160,000 in the first quarter compared with 174,000 in the first quarter of 2002.

Expenses

Print publishing expenses were reduced $25.7 million, or 11%, from first quarter 2002 levels, as a result of lower employee salary and benefits expense, reduced marketing expenses for Today’s Journal, and a decrease in newsprint expenses. Newsprint expense was down 11.7% as a result of a 12.4% decrease in consumption somewhat offset by a .9% increase in newsprint prices. The number of employees in the print publishing segment was down 9.3% from March 31, 2002.

Operating losses

Print publishing operating losses were reduced 47% in the quarter, to a loss of $4.7 million, as the company’s strict cost containment initiatives more than offset advertising revenue declines.

Electronic Publishing

Electronic publishing includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites as well as the company’s licensing/business development and radio/audio businesses. Revenues in the electronic publishing segment are mainly subscription-based. Electronic publishing represented about 22% of total 2003 revenues.

	Three Months Ended March 31
	2003	2002
	(in thousands)
Revenues
Dow Jones Newswires:
North America	$43,365	$45,809
International	10,611	11,975

Total Newswires	53,976	57,784
Consumer Electronic Publishing	15,371	12,792
Dow Jones Indexes/Ventures	9,840	7,224

Total revenues	79,187	77,800

Expenses	62,356	62,573

Operating income	$16,831	$15,227

Operating margin	21.3%	19.6%

Included in expenses:
Depreciation and amortization	$6,790	$6,735

Statistical information:
Dow Jones Newswires terminals	303,000	348,000
WSJ.com subscribers	675,000	640,000

Revenues

Electronic publishing revenues increased $1.4 million, or 1.8%, as strong increases in Consumer Electronic Publishing and Dow Jones Indexes/Ventures more than offset a decrease in Newswires revenue. Dow Jones Newswires revenue fell $3.8 million, or 6.6%, from the first quarter of 2002, primarily reflecting a decrease in retail revenue due to contraction in the securities industry. English-language terminals carrying Dow Jones Newswires at March 31, 2003 were 303,000 compared with 348,000 at March 31, 2002. North American terminals decreased by 46,000, while International terminals increased by 1,000.

Consumer Electronic Publishing revenue increased $2.6 million, or 20%, compared to the same period last year. The strong growth in revenue was driven by an increase of WSJ.com subscriber revenue largely due to a price increase implemented in July 2002 coupled with a rise in the number of subscribers. At the end of March 2003, the number of WSJ.com subscribers increased 5.5% from a year earlier. Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes and reprints/permissions businesses, increased $2.6 million, or 36%.

Expenses

Electronic publishing expenses were down slightly, to $62.4 million. The decline in expenses reflected lower employee salary and benefits costs and other cost saving initiatives offset by an increase in facilities expense. The number of employees in the electronic publishing segment was down 8.1% from a year ago.

Operating income

Electronic publishing’s operating income of $16.8 million (21.3% of revenues) was $1.6 million, or 11%, better than first quarter 2002 operating income of $15.2 million (19.6% of revenues). The improvement in both margins and profitability were largely driven by increases in revenues at Consumer Electronic Publishing and Dow Jones Indexes/Ventures and cost containment efforts.

Community Newspapers

Community newspapers includes the operations of Ottaway Newspapers, which publishes 15 daily newspapers and over 30 weekly newspaper and “shoppers” in 9 states in the U.S. Community newspapers comprised about 18% of first quarter 2003 revenues.

	Three Months Ended March 31
	2003	2002
	(in thousands)
Revenues
Advertising
Comparable operations	$44,931	$43,343
Divested/newly-acquired operations	760	12,016

Total advertising	45,691	55,359

Circulation and other
Comparable operations	18,704	18,634
Divested/newly-acquired operations	224	5,050

Total circulation and other	18,928	23,684

Total revenues	64,619	79,043

Expenses
Comparable operations	51,152	49,692
Divested/newly-acquired operations	886	13,288

Total segment expenses	52,038	62,980

Operating income
Comparable operations	12,483	12,285
Divested/newly-acquired operations	98	3,778

Total operating income	$12,581	$16,063

Operating margin
Comparable operations	19.6%	19.8%
Divested/newly-acquired operations	10.0	22.1

Included in expenses:
Depreciation and amortization
Comparable operations	$2,704	$2,813
Divested/newly-acquired operations	54	593

Statistical information:
Advertising volume increase/(decrease)*
Dailies	(0.5)%	(2.6)%
Non-Dailies	3.1	1.3
Overall	0.1	(2.0)

* Percentage excludes divested/newly-acquired operations.

Revenues

Community newspapers revenue was down $14.4 million, or 18%, from the first quarter of 2002 reflecting revenue lost as a result of divesting properties in 2002. Excluding divested and newly-acquired operations, or on a “same store” basis, revenue increased $1.7 million, or 2.7%. Same store advertising revenue increased $1.6 million, or 3.7%, on higher preprint revenues coupled with increases in both advertising rates and volume. Same store circulation and other revenue was relatively flat on average daily circulation of about 375,000 in both 2003 and 2002.

Expenses

Community newspapers expenses decreased $10.9 million, or 17.4%, reflecting the divestiture of the properties in 2002. On a same store basis, operating expenses increased $1.5 million, or 2.9%, primarily as a result of higher employee benefit costs somewhat offset by a decrease in newsprint expense. Newsprint expense, on a same store basis, decreased 2.1% as a result of a 2.4% reduction in consumption offset by a slight increase in newsprint prices. The number of employees in the community newspapers segment was down 8.6%, or 2.1% on a same store basis.

Operating income

Operating income was $12.6 million (19.5% of revenues), compared with income last year of $16.1 million (20.3% of revenues). On a same store basis, operating income of $12.5 million (19.6% of revenues) increased $.2 million, or 1.6%, from $12.3 million (19.8% of revenues) a year earlier.

Certain Items Affecting Comparisons

The following table summarizes certain items affecting comparisons for the first quarters ended March 31, 2003 and 2002:

	First Quarter 2003			First Quarter 2002
	Pre-Tax	Net	EPS	Pre-Tax	Net	EPS
	(in millions, except per share amounts)
Contract guarantee (a)	$(2.6)	$(2.6)	$(.03)	$(3.2)	$(3.2)	$(.04)
Gain on resolution of Telerate sale loss contingencies (b)	59.8	59.8	.73
Sale of ONI properties (c)				153.4	126.1	1.49

Total	$57.2	$57.2	$.70	$150.2	$122.9	$1.45

(a) Contract Guarantee:

Under the terms of the company’s 1998 sale of Telerate to Bridge, Dow Jones retained its guarantee of payments under certain circumstances of certain minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC). The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions. Bridge agreed to indemnify Dow Jones for any liability Dow Jones incurred under the contract guarantee with respect to periods subsequent to Bridge’s purchase of Telerate. In 2000, based in part on uncertainty with Bridge’s solvency as well as other factors, the company established a reserve of $255 million representing the net present value of the total estimated payments from 2001 through October 2006, using a discount rate of 6%. The first quarters of 2003 and 2002 included charges related to the accretion of the discount on the reserve balance of $2.6 million ($.03 per diluted share) and $3.2 million ($.04 per diluted share), respectively.

Bridge filed for bankruptcy in February 2001 but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC. The company is now in litigation with Cantor and MDC with respect to their claims for amounts due under the contract guarantee. The company has various substantial defenses to these claims and the litigation is proceeding. The trial court rendered a decision in January 2003 denying the parties’ respective motions to grant their own claims and to dismiss the competing claims. The company, Cantor and MDC have all filed appeals from the trial court’s order. While these appeals are pending, the discovery phase is proceeding.

While it is not possible to predict with certainty the ultimate outcome of this litigation, the company believes the likelihood of a loss exceeding the amount reserved is remote; however, it is possible that such loss could be less than the amount reserved.

(b) Gain on resolution of Telerate sale loss contingencies:

In the first quarter of 2003, the company recorded a gain of $59.8 million ($.73 per diluted share) on the resolution of certain loss contingencies resulting from the sale of its former Telerate subsidiary to Bridge Information Systems, Inc. (Bridge). The reserve for loss contingencies was established as part of the loss on sale of Telerate in 1998 and related to various claims that arose out of the Stock Purchase Agreement, including a purchase price adjustment related to working capital, an indemnification undertaking and other actual and potential claims and counter-claims between the company and Bridge. In February 2001, Bridge declared bankruptcy. In March 2003, these matters were resolved by the bankruptcy court, and the company’s contingent liabilities were thereby extinguished.

(c) Gains on sale of ONI properties:

The first quarter of 2002 included a gain of $153.4 million ($126.1 million after taxes, or $1.49 per diluted share) resulting from the sale at the end of March 2002 of four of the company’s Ottaway newspapers to Community Newspapers Holdings, Inc.

Equity in Losses of Associated Companies

The company’s share of equity in losses from equity investments was $1.8 million, an improvement of $.6 million, or 25%, compared with losses of $2.4 million in the first three months of 2002. The improved results were the result of reduced losses at SmartMoney and CNBC International partially offset by a decline in earnings at Factiva and F.F. Soucy, the company’s newsprint affiliate.

Other Income/Deductions

Interest expense, net of investment income for the first three months of 2003 was $.4 million compared with $1.5 million for the first quarter of 2002. The improvement largely reflected a lower average debt level and lower interest rates.

Income Taxes

The effective income tax rate for the first quarter of 2003 was 8.8% compared with 19.7% in the first quarter of 2002. The effective income tax rate in the first quarter of 2003 and 2002 was affected by certain capital loss/gain transactions that occurred during the periods. Excluding the items identified in the table on page 16, the effective tax rate, net of minority interests, was 40% in the first quarters of 2003 and 2002.

In the first quarter of 2003, as a result of changes to Internal Revenue Service (IRS) guidelines in 2002, the company amended its 1998 U.S. Corporate income tax return to include an additional capital loss of $605 million on its sale of Telerate. Factoring in the amended capital loss, as of March 31, 2003, the company had available approximately $1.3 billion of capital loss carryforward (a deferred tax asset of $504 million, which was fully reserved). About $1.06 billion of this loss carryforward is recognized for tax purposes, with about $899 million expiring at the end of 2003 and $157 million expiring in 2006. The remaining $267 million of capital loss carryforward, which primarily relates to the Cantor contract guarantee obligation, will be recognized for tax purposes only to the extent, if any, that the company is required to make payment. If the company is required to make such payment, the resulting loss carryforward will be available for use five years from the year it is recognized.

Liquidity and Capital Resources

Cash provided by operations for the first three months of 2003 was $9.1 million, which was an improvement of $30.1 million from net cash used in operations of $21 million in the first quarter of 2002. The improvement was primarily the result of lower income tax payments as well as the timing of the collections of receivables. The company’s federal income taxes that were normally due on September 15 and December 15, 2001, were deferred to January 15, 2002, as the Internal Revenue Service offered relief of these payments for taxpayers that were affected by the September 11 terrorist attacks on the World Trade Center.

Net cash used in investing activities was $17.7 million in the first quarter of 2003 primarily reflecting capital expenditures of $14.3 million and the funding of equity investees. Cash used in investing activities included the receipt of $1.3 million that was due on the company’s property damage claim for damage sustained at its World Financial Center offices as a result of the September 11 attacks. (See “Pending Transactions/Subsequent Events” below for information on the company’s business interruption claim as a result of the terrorist attacks on September 11). In the first quarter of 2002, net cash provided by investing activities totaled $151.8 million, which included proceeds of $177.9 million from the sale of the four Ottaway properties offset by capital expenditures of $18.9 million and the funding of equity investees.

Net cash used in financing activities for the first quarter of 2003 was $4.7 million. Cash outlays included the payment of $20.5 million in dividends to shareholders and the repurchase of shares of treasury stock for $18.7 million. Sources of cash from financing activities in the quarter included an increase in debt of $27 million and the receipt of funding of $7.4 million from a minority shareholder of a subsidiary. Net cash used in financing activities in the first quarter 2002 was $122.6 million, as the company used the proceeds from the sale of the four Ottaway properties at the end of March 2002 to purchase shares of treasury stock for $33.3 million and reduce its debt by $81.1 million. Also in the 2002 first quarter, the company paid $21.1 million in dividends and received $5.7 million from a minority shareholder in a subsidiary.

As previously disclosed, in 2000 the company established a reserve for the present value of the total estimated payments through October 2006 in connection with Dow Jones’ guarantee of certain minimum payments for data acquired by Dow Jones’ former Telerate subsidiary from Cantor Fitzgerald Securities and Market Data Corporation (MDC). Bridge Information Systems, Inc., which purchased Telerate in 1998, is currently in bankruptcy but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC. The company is now in litigation with Cantor and MDC with respect to their claims for amounts allegedly due under the contract guarantee. The company has various substantial defenses to these claims and the litigation is proceeding.

As of March 31, 2003, the balance of the reserve for the contract guarantee was $246.8 million. The company has classified $124.8 million of this reserve as current based on the original due dates of the contract. Due to the stage of the lawsuit at March 31, 2003, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced. Accordingly, the company believes the balance of the reserve continues to be appropriate.

Pending Transactions/Subsequent Events

In November 2002, the company and the von Holtzbrinck Group entered into a memorandum of understanding pursuant to which they agreed to exchange equity shareholdings so as to reduce the von Holtzbrinck Group’s ownership of The Wall Street Journal Europe to 10% from 49% and the company’s ownership of the von Holtzbrinck Group’s business daily, Handelsblatt, to 10% from 22%, with news and advertising relationships continuing. The agreement also provides each party the unilateral option to unwind the strategic alliance entirely. Assuming the transaction is consummated, the company expects to record an after-tax gain of $11 million, or $.14 per share, on the exchange of its 12% interest in Handelsblatt for 39% of The Wall Street Journal Europe. Although the transaction has not been finalized, the company is funding Wall Street Journal Europe losses at the ninety-percent level as of January 1, 2003.

On April 16, 2003, the company’s Ottaway Newspaper subsidiary entered into a definitive agreement to acquire The Record of Stockton, California from Omaha World-Herald Company for $144 million in cash, plus net working capital. The purchase was consummated on May 5, 2003. The Record has daily paid circulation of 59,271 and Sunday circulation of 72,698. The Record Group had combined 2002 revenues of $37 million and operating profits of $9.6 million. The purchase was primarily funded by the issuance of debt under the company’s commercial paper program. The company has temporarily suspended its share repurchase program to utilize excess cashflow to reduce this debt.

In April 2003, the company and its insurance providers reached agreement on its recovery of business interruption losses resulting from the terrorist attacks on the World Trade Center on September 11, 2001. The company expects to receive proceeds and record pretax income of approximately $18 million from its business interruption insurance claim in the second quarter of 2003.

Information Relating To Forward-Looking Statements

This document contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to: the cyclical nature of the company’s business and the strong negative impact of economic downturns on advertising revenues; the negative impact on the company’s core advertising market—business-to-business advertising—caused by weak corporate profits, concern over possible double-dip recession, corporate scandals that have resulted in damage to business, investor and public confidence; and fears over the situation with Iraq; the risk that the current weak advertising market, particularly in the financial and technology segments, will not improve or will very slowly or only to a limited extent; the risk that the company will not benefit from or will only benefit to a limited extent from any improvement in the advertising market in the face of competition from other national business magazines, television, trade publications and other publications and services; the company’s ability to limit and manage expense growth, especially in light of its prior cost-cutting and its new planned growth initiatives, without harming its growth prospects; the extent to which the company is required to perform under the guarantee to Cantor Fitzgerald Securities and Market Data Corporation, and other uncertainties relating to liability under this guarantee; the intense competition the company’s existing products and services face in the markets for financial news and information and advertising revenues from newspapers, specialized magazines, free and paid Internet publications and services, news services, financial television programming and other new media, and the impact this will have on the company’s initiatives to expand its existing market presence as well as to extend its consumer reach; the company’s ability to expand and diversify its market segment focus beyond financial and technology and the challenge it will face in attempting to become a leading presence in new market segments, such as health care, automotive, telecom, and high-end consumer goods, where competing publications and services, such as specialty and trade magazines, have already established themselves; the competition the company will face in introducing new products and services in the business-to-business market from already existing newsletters, trade publications, research reports and services; with respect to Newswires, the challenges the company will face in launching its “Newswire of the Future” initiative, in the face of competing resources for in-depth news analysis; with respect to Newswires and other subscription-based products and services, the negative impact of business consolidations and layoffs in the financial services industry on sales of the company’s products and services; with respect to Newswires, the challenges the company faces in striving to increase its international revenues given the competition from and subscribers’ desire for, local language news services; with respect to Newswires, risks concerning the financial viability of the Moneyline Telerate business, with which Newswires has entered into a bundling arrangement that is important to Newswires’ international revenues; with respect to Newswires, competition from other independent news service providers and the risk that distributors of Newswires products may elect to distribute only their own news services; the company’s ability to find strategic and financially attractive core-business acquisition opportunities; the company’s ability to leverage its brands to develop new business opportunities and to generate advertising and other revenues from these products; the company’s ability to achieve strategic alliances and to improve the growth and profitability of existing strategic alliances; with respect to the company’s community newspapers business, its ability to maintain or grow margins and to strengthen its portfolio of newspaper properties, particularly given the difficulty of finding quality newspaper properties to acquire; the degree to which the company’s new Personal Journal is able to generate new advertising revenues from diversified markets, such as health care, automotive and consumer goods; the extent to which the new enhancements to The Wall Street Journal will attract a broader base of readers, subscribers, and advertisers; in light of the weak advertising market and competition, the company’s ability to attract diverse advertisers to place color advertising; the company’s ability to increase its circulation and advertising revenues from its international print publications and to further penetrate overseas markets through print and television products, given the competition from local language publications and television networks and other international publications and television ventures; the ability of WSJ.com to continue to increase revenues through building subscriber and advertiser numbers and to limit expenses; the amount of user traffic on the company’s Internet sites and the pricing of advertising on Internet sites generally; with respect to sales of and advertising in the company’s products in Asia, risks from the impact of the SARS outbreak on those economies; potential increased regulation of online businesses; adverse developments relating to the company’s commitments, contingencies and equity investments; the company’s ability to negotiate collective bargaining agreements with its labor unions without work interruptions; cost of newsprint; and such other risk factors as may have been or may be included from time to time in the company’s reports filed with the Securities and Exchange Commission.

Item 3: Quantitative And Qualitative Disclosures about Market Risk

In December 2002, the company entered into forward foreign currency exchange contracts to exchange $24.5 million for 15.8 million British pounds and to exchange $25.3 million for 25.2 million euro. These contracts, which expire ratably over 2003, are designated as cash flow hedges of anticipated operating expenses that are denominated in these foreign currencies. Revenues of the company are largely collected in U.S. dollars. The company has not entered into any new forward foreign exchange contracts since December 2002.

These contracts are entered into to protect against the risk that such expenses will be adversely affected by changes in exchange rates. Such losses could be significant if a major devaluation were to occur. By using these derivative instruments the company is exposed to the adverse effect that a change in currency has on the value of a financial instrument. The company manages this market risk by establishing and monitoring limits as to the degree of risk that may be undertaken. The company’s derivative activities are monitored by its treasury and finance functions. Realized gains or losses on foreign currency forward contracts are recognized currently through income and generally offset the transaction losses or gains on the foreign currency cash flows which they are intended to hedge.

The company’s commercial paper outstanding of $119.9 million at March 31, 2003 is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates. At March 31, 2003, interest rates outstanding ranged from 1.20% to 1.23%, with a weighted-average of 1.21%. The bulk of this debt matures in early May.

Item 4: Controls & Procedures

Evaluation of Controls and Procedures

Within 90 days prior to the filing of this report, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the company on a timely basis in order to comply with the company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in internal controls

There were no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

On February 20, 2001, Market Data Corp. (MDC) commenced a lawsuit against Dow Jones in the Supreme Court of the State of New York, seeking to compel the company to pay $11.7 million, plus interest, attorneys’ fees and costs, that MDC claimed was owed under the guarantee issued to MDC and Cantor Fitzgerald Securities (together with its affiliates, Cantor), together with unspecified consequential damages that MDC claimed result from Dow Jones’ failure to pay on the guarantee. The guarantee relates to certain annual “minimum payments” owed by Telerate for data acquired by Telerate from Cantor Fitzgerald and MDC under contracts entered into when Telerate was a subsidiary of Dow Jones, and is described in Management’s Discussion and Analysis.

In April 2001, Dow Jones paid $5.8 million to MDC covering the period January 1 to February 14, 2001 preceding Bridge Information System’s Chapter 11 bankruptcy filing. Bridge made the payments for the post-petition periods through the third quarter of 2001. After certain amendments were made to the complaint, the remaining claims in this lawsuit sought the payment of interest on the payment made in the first quarter of 2001 and for attorneys’ fees and costs in this litigation. The parties settled these claims and this lawsuit was then withdrawn.

In October 2001, the bankruptcy court granted Bridge’s motion to reject Telerate’s contracts with Cantor and MDC. Telerate has indicated that it has ceased operations, is no longer receiving government securities data from Cantor and MDC and will not make further payments to Cantor and MDC. Cantor and MDC advised the company that they would demand payment from Dow Jones of an amount they alleged was due on November 15, 2001 under the contract guarantee as well as future amounts due through October 2006. The company has various substantial defenses to these claims.

On November 13, 2001, the company instituted a lawsuit in the Supreme Court of the State of New York seeking a declaratory judgment with respect to the contract guarantee and the claims of Cantor and MDC. In this lawsuit the company has asked the court to find that the company does not and will not owe any payment under the contract guarantee through October 2006. In the alternative, the company has asked the court to find that if any amount is owed, it must be reduced by amounts that Cantor and MDC receive or should have received from other distribution of the data. MDC has asserted counterclaims demanding payment of $10,197,416 (allegedly the balance owed by Telerate on November 15, 2001), interest, attorneys’ fees, specific performance of the guarantee, and a declaratory judgment as to the validity and interpretation of the guarantee through October 2006.

Cantor also commenced a separate lawsuit in the Supreme Court of the State of New York (since consolidated with the company’s case) seeking payment of $10 million (allegedly the balance of the November 2001 minimum payment), payment of $250 million in breach of contract damages, specific performance of the guarantee, a declaration that the guarantee remains in full force and effect, payment of approximately $16 million allegedly owed by Telerate and guaranteed by the company in the guarantee for the distribution of certain other data, attorneys’ fees, interest, and other relief.

Arguments were heard in August 2002 on the parties’ respective motions to grant their own claims and to dismiss the competing claims. The Court rendered a decision in January 2003 denying these motions in all material respects. The company, Cantor, and MDC have all filed appeals from the trial court’s order. While those appeals are pending, the discovery phase is proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders on April 16, 2003, there were represented in person or by proxy 55,691,583 shares of Common Stock (carrying one vote per share) and 19,507,899 shares of Class B Common Stock (carrying ten votes per share). At the Annual Meeting:

1) the holders of the Common Stock, voting separately as a class, elected as directors:

	For	Votes Withheld
Harvey Golub	53,454,440	2,237,143
David K.P. Li	41,082,566	14,609,017

2) the holders of the Common Stock and the Class B Common Stock, voting together, elected as directors:

	For	Votes Withheld
Roy A. Hammer	248,924,035	1,846,538
Frank N. Newman	246,708,509	4,062,064
James H. Ottaway, Jr.	249,085,009	1,685,564

3) the holders of the Common Stock and the Class B Common Stock, voting together, approved the appointment of PricewaterhouseCoopers LLP, independent certified public accountants, as auditors for 2003 by a vote of 247,468,678 votes in favor; 2,840,332 votes against and 461,563 abstentions.

4) the holders of the Common Stock and the Class B Common Stock, voting together, approved the amendment to the company’s restated Certificate of Incorporation to eliminate the classification of the Board of Directors by a vote of 249,607,947 votes in favor; 687,448 votes against and 475,178 abstentions.

5) the holders of the Common Stock and the Class B Common Stock, voting together, rejected the stockholder proposal to require that the positions of Chairman and CEO be held by different persons by a vote of 12,067,807 votes in favor; 232,462,047 votes against; 1,856,302 abstentions; and 4,384,417 broker non-votes.

6) the holders of the Common Stock and the Class B Common Stock, voting together, rejected the stockholder proposal to require that the company make disclosures about its charitable donations in its annual proxy statement by a vote of 6,362,284 votes in favor; 239,107,357 votes against; 916,516 abstentions; and 4,384,416 broker non-votes.

In addition, the following directors continued in office after the meeting: Peter R. Kann, Christopher Bancroft, Leslie Hill, Irvine O. Hockaday, Jr., Dieter von Holtzbrinck, Vernon E. Jordan, Jr., M. Peter McPherson, Elizabeth Steele and William C. Steere, Jr.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Document

10.1	The Restated Certificate of Incorporation of the company, as amended April 21, 2003.

10.2	The By-laws of the company restated as of April 21, 2003.

99	Certifications by the Chief Executive Officer and Chief Financial Officer.

Reports on Form 8-K—No reports were filed on Form 8-K in the first quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOW JONES & COMPANY, INC.
(Registrant)

Dated: May 9, 2003	By:	/S/ ROBERT PERRINE
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/S/    PETER R. KANN

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/S/    CHRISTOPHER W. VIETH

Christopher W. Vieth

Chief Financial Officer