Form 10-Q
period 2003-06-30
DOW JONES & CO INC
filed 2003-08-11
CIK 29924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________

Commission file number 1-7564

DOW JONES & COMPANY, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	13-5034940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 LIBERTY STREET, NEW YORK, NEW YORK	10281
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of each of the issuer’s classes of common stock on June 30, 2003: 60,689,655 shares of Common Stock and 20,759,457 shares of Class B Common Stock.

DOW JONES & COMPANY, INC.

I. FINANCIAL INFORMATION

Item 1:  Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dow Jones and Company, Inc.
For the quarters and six months ended June 30, 2003 and 2002
(unaudited)

(in thousands, except per share amounts)	Quarters Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Revenues:
Advertising	$223,328	$245,001	$413,836	$464,869
Information services	71,060	70,725	142,916	142,356
Circulation and other	99,198	101,298	195,064	202,690

Total revenues	393,586	417,024	751,816	809,915
Expenses:
News, operations and development	120,080	124,658	235,375	251,690
Selling, administrative and general	134,773	153,752	263,795	305,878
Newsprint	27,462	26,638	50,533	53,416
Print delivery costs	48,719	47,891	94,625	95,143
Depreciation and amortization	27,736	29,030	55,093	56,427
Restructuring charges and September 11 related items, net	(18,408)	11,098	(18,408)	11,098

Operating expenses	340,362	393,067	681,013	773,652
Operating income	53,224	23,957	70,803	36,263
Other income (deductions):
Investment income	179	106	253	196
Interest expense	(745)	(492)	(1,198)	(2,081)
Equity in earnings of associated companies	2,171	3,107	322	657
Gain on resolution of Telerate sale loss contingencies			59,821
Gain on sale of businesses		44,518		197,925
Contract guarantee	(2,459)	(3,041)	(5,069)	(6,219)
Other, net	212	(305)	651	450

Income before income taxes and minority interests	52,582	67,850	125,583	227,191
Income taxes	22,139	16,315	28,620	48,193

Income before minority interests	30,443	51,535	96,963	178,998
Minority interests in losses of subsidiaries	395	2,465	807	4,827

Net income	$30,838	$54,000	$97,770	$183,825

Per Share:
Net income per share:
- Basic	$.38	$.64	$1.20	$2.18
- Diluted	.38	.64	1.19	2.17
Cash dividends declared	.50	.50	.75	.75
Weighted-average shares outstanding:
- Basic	81,382	84,061	81,595	84,189
- Diluted	81,674	84,550	81,860	84,698
Comprehensive income	$34,382	$55,878	$101,199	$187,341

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dow Jones & Company, Inc.
For the six months ended June 30, 2003 and 2002
(unaudited)

	Six Months Ended June 30

(in thousands)	2003	2002

Operating Activities:
Net income	$97,770	$183,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,325	55,904
Amortization of intangibles	768	523
Equity in earnings of associated companies, net of distributions	4,972	2,196
Minority interests in losses of subsidiaries	(807)	(4,827)
Gain on resolution of Telerate sale loss contingency	(59,821)
Gain on sale of businesses		(197,925)
Contract guarantee	5,069	6,219
Changes in assets and liabilities:
Accounts receivable	18,871	(7,510)
Other assets	3,730	3,126
Accounts payable and accrued liabilities	(40,012)	(43,974)
Income taxes	22,739	(19,094)
Deferred taxes	(2,608)	22,076
Unearned revenue	(902)	(8,359)
Other noncurrent liabilities	7,508	17,882
Other, net	(937)	636

Net cash provided by operating activities	110,665	10,698
Investing Activities:
Additions to property, plant and equipment	(26,231)	(41,073)
Funding of equity-method investments, net	(13,434)	(16,143)
Proceeds from property damage insurance claim	1,271	11,220
Businesses acquired, net	(145,768)	(4,029)
Disposition of businesses and investments		247,911
Other, net	2,821	1,805

Net cash (used in) provided by investing activities	(181,341)	199,691
Financing Activities:
Cash dividends	(40,808)	(42,101)
Increase in long-term debt	117,317
Reduction of long-term debt		(135,069)
Purchases of treasury stock	(21,135)	(49,947)
Proceeds from sales under stock compensation plans	2,551	12,294
Distribution to minority partner	(1,314)
Contribution from minority partner	7,428	5,737

Net cash provided by (used in) financing activities	64,039	(209,086)
(Decrease) increase in cash and cash equivalents	(6,637)	1,303
Cash and cash equivalents at beginning of year	39,346	21,026

Cash and cash equivalents at June 30	$32,709	$22,329

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Dow Jones & Company, Inc.
(unaudited)

(dollars in thousands)	June 30 2003	December 31 2002

Assets:
Cash and cash equivalents	$32,709	$39,346
Accounts receivable – trade, net	131,169	146,305
Accounts receivable – other	19,000	23,779
Newsprint inventory	8,290	9,698
Prepaid expenses	19,208	16,704
Deferred income taxes	14,732	14,772

Total current assets	225,108	250,604
Investments in associated companies, at equity	90,831	83,619
Plant, property and equipment, at cost	1,694,316	1,691,537
Less, Accumulated depreciation	994,583	970,836

Plant, property and equipment, net	699,733	720,701
Goodwill	131,913	56,251
Other intangibles	64,225	6,779
Deferred income taxes	74,243	71,643
Other assets	19,617	18,062

Total assets	$1,305,670	$1,207,659

Liabilities:
Accounts payable and accrued liabilities	$177,379	$279,475
Contract guarantee obligation	137,995	111,619
Dividend payable	20,355
Income taxes	63,516	40,816
Unearned revenue	190,637	190,569

Total current liabilities	589,882	622,479
Long-term debt	210,254	92,937
Deferred compensation, principally postretirement benefit obligation	307,248	294,831
Contract guarantee obligation	111,277	132,584
Other noncurrent liabilities	26,855	33,696

Total liabilities	1,245,516	1,176,527
Minority interests in subsidiaries	5,868	561
Stockholders’ equity:
Common stock	102,181	102,181
Additional paid-in capital	120,877	120,645
Retained earnings	769,327	732,720
Accumulated other comprehensive income	(2,660)	(6,089)

	989,725	949,457
Less, treasury stock, at cost	935,439	918,886

Total stockholders’ equity	54,286	30,571

Total liabilities and stockholders’ equity	$1,305,670	$1,207,659

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Dow Jones & Company, Inc.
(unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company’s consolidated financial position as of June 30, 2003, and the consolidated results of operations for the three and six-month periods ended June 30, 2003 and 2002 and consolidated cash flows for the six month periods then ended.  In management’s opinion, all adjustments necessary for a fair presentation in accordance with generally accepted accounting principles are reflected in the financial statements presented.  Reclassifications of certain amounts for prior years have been recorded to conform to the current year presentation.

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

2.  Restructuring Charges and September 11 Items, Net:

Gain on settlement of business interruption insurance claim
In the second quarter of 2003, the company recorded a gain of $18.4 million ($11.1 million after taxes, or $.14 per diluted share) reflecting the settlement of its business interruption insurance claim for loss of operating income suffered as a result of the terrorist attacks on the World Trade Center on September 11, 2001.

Restructuring Charges in 2002
The second quarter of 2002 included restructuring charges of $11.1 million ($6.3 million after taxes and minority interests, or $.07 per diluted share) largely reflecting employee severance related to a workforce reduction of approximately 165 full-time employees across the print and electronic publishing and corporate segments.

The following table displays the activity and balances of the restructuring reserve account as of June 30, 2003:

(in thousands)	December 31, 2002 Reserve	Net Cash Payments	June 30, 2003 Reserve

Employee severance	$17,116	$10,918	$6,198
Other exit costs	264	47	217

As of June 30, 2003, the workforce reductions related to the 2002 restructurings were substantially complete.  The remaining reserve at June 30, 2003 relates primarily to continuing payments for employee terminations.

3.  Gain on Resolution of Telerate Sale Loss Contingencies

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

4.  Contract Guarantee

Under the terms of the company’s 1998 sale of Telerate to Bridge, Dow Jones retained its guarantee of payments under certain circumstances of certain minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC).  The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions.  Bridge agreed to indemnify Dow Jones for any liability Dow Jones incurred under the contract guarantee with respect to periods subsequent to Bridge’s purchase of Telerate.  In 2000, based in part on uncertainty about Bridge’s solvency as well as other factors, the company established a reserve of $255 million representing the net present value of the total estimated payments from 2001 through October 2006, using a discount rate of 6%.

Earnings in 2003 and 2002 included charges related to the accretion of the discount on the reserve balance.  These charges totaled $2.5 million and $3 million in the second quarters of 2003 and 2002, respectively.  For the first six months of 2003 and 2002, charges related to the accretion of discount totaled $5.1 million and $6.2 million, respectively.

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

5. Acquisitions and Dispositions

Acquisition of the Record of Stockton in 2003

On May 5, 2003, the company’s Ottaway Newspaper subsidiary acquired The Record of Stockton, California from Omaha World-Herald Company for $146 million ($144 million in cash, plus net working capital).

Based on preliminary estimates, the purchase resulted in the acquisition of tangible net assets of $12 million, goodwill of $75.5 million and other intangibles of $58.2 million.  The acquired goodwill and intangible assets will be deductible for tax purposes.

Acquired other intangible assets consisted of the following:

(in thousands)	Acquired Intangibles

Subject to amortization:
Advertising accounts (amortized on a straight-line basis over 12 years)	$7,200
Subscription accounts (amortized on a straight-line basis over 14 years)	4,700

Total intangibles subject to amortization	11,900
Not subject to amortization:
Other, principally masthead	46,314

Total acquired intangibles	$58,214

Had the acquisition been completed as of January 1, 2003 or 2002, the impact on the company’s results of operations would not have been significant.

Sale of Five Ottaway newspaper properties in 2002

On June 7, 2002, the company completed the sale of Ottaway’s Essex County newspaper properties to Eagle-Tribune Publishing Company and recognized a gain of $44.5 million ($38 million after taxes, or $.45 per diluted share).  On March 31, 2002, the company completed the sale of four of the Ottaway newspapers to Community Newspapers Holdings, Inc. and recognized a gain of $153.4 million ($126.1 million after taxes, or $1.49 per diluted share).

6.  Goodwill and Intangible Assets

Goodwill balances by reportable segment are as follows:

(in thousands)	June 30 2003	December 31 2002

Print publishing	$16,471	$16,471
Electronic publishing	4,473	4,473
Community newspapers	110,969	35,307

Goodwill	$131,913	$56,251

Intangible assets as of June 30, 2003, were as follows:

	June 30, 2003		December 31, 2002

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Subscription accounts	$9,562	$1,651	$4,862	$1,138
Advertising accounts	10,414	414	3,214	159

Total	19,976	2,065	8,076	1,297
Unamortizable intangibles	46,314

Total intangibles	$66,290	$2,065	$8,076	$1,297

Amortization expense, based on intangibles subject to amortization held at June 30, 2003, is expected to be $1.0 million for the remaining half of 2003, $2.1 million in years 2004 and 2005, $1.9 million in 2006 and $1.2 million in 2007 and 2008.

7.  Other Guarantees and Contingencies

In addition to the litigation that is separately disclosed in Note 4 of this Form 10-Q, there are various libel actions and other legal proceedings that have arisen in the ordinary course of business that are pending against the company and its subsidiaries.  In the opinion of management, based on advice of legal counsel, the ultimate outcome to the company and its subsidiaries as a result of these other legal proceedings will not have a material effect on the company’s financial statements.  In addition, the company has insurance coverage for many of these matters.

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

The company enters into indemnification agreements in its ordinary course of business, typically with companies from which it is acquiring or to which it is selling businesses, partners in joint ventures, licensees and licensors, and service providers and contractors. Under these agreements the company generally indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, as a result of the company’s activities or its breach of the agreement in question or in connection with any intellectual property infringement claim by any third party with respect to the company’s products.  These indemnification obligations generally survive termination of the underlying agreement, either for some set number of years or perpetually.  In some cases, the maximum potential amount of future payments the company could be required to make under these indemnification obligations is unlimited. The company believes that the estimated fair value of these indemnity obligations is minimal and the company has no liabilities recorded for these obligations as of June 30, 2003.  The company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

The company has guaranteed payment for office space occupied by certain of its joint ventures.  The company’s partners in these joint ventures have either directly guaranteed their share of any payments required under these guarantees or agreed to indemnify the company for 50% of any payments the company may be required to make under these guarantees.  Dow Jones’ share of obligations under these guarantees totals $7.7 million through 2010.

8.  Dilution and Stock Compensation Plans

Basic and diluted earnings per share have been computed as follows:

	Quarters Ended June 30		Six Months Ended June 30

(in thousands, except per share amounts)	2003 (2)	2002 (3)	2003 (2)	2002 (3)

Net income	$30,838	$54,000	$97,770	$183,825

Weighted-average shares outstanding – basic	81,382	84,061	81,595	84,189
Effect of dilutive securities:
Stock options	79	315	68	343
Other, principally contingent stock rights	213	174	197	166
Weighted-average shares outstanding – diluted (1)	81,674	84,550	81,860	84,698
Basic earnings per share	$.38	$.64	$1.20	$2.18
Diluted earnings per share	.38	.64	1.19	2.17

(1) The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the quarter.

(2) Options to purchase 8,209,000 shares in 2003 at an average price of $40.44 have been excluded from the diluted earnings per share calculation because the options’ exercise prices were greater than the average market price during the quarter and to include such securities would be antidilutive.

(3) Options to purchase 5,596,000 shares in 2002 at an average price of $58.54 have been excluded from the diluted earnings per share calculation because to include such securities would be antidilutive.

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

(in thousands, except per share amounts)	Quarters Ended June 30		For the Six Months Ended

	2003	2002	2003	2002

Net income, as reported	$30,838	$54,000	$97,770	$183,825
Add: Stock-based compensation expense included in reported net income, net of taxes	1,326	1,143	2,241	2,105
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes	(6,407)	(6,553)	(10,391)	(10,498)

Adjusted net income	$25,757	$48,590	$89,620	$175,432

Basic earnings per share:
As reported	$.38	$.64	$1.20	$2.18
Adjusted	.32	.58	1.10	2.08
Diluted earnings per share:
As reported	$.38	$.64	$1.19	$2.17
Adjusted	.32	.57	1.09	2.07

The following table provides the estimated fair value under the Black-Scholes option-pricing model of each option granted in the first quarter of 2003 and 2002, and the significant weighted-average assumptions used in their determination.

	Fair Value	Risk-Free Interest Rate	Dividend Yield	Expected Life	Volatility

Stock Options
2003	$13.13	3.0%	2.2%	5.0 years	28.0%
2002	$13.55	4.4%	2.3%	5.0 years	25.7%

9.  Comprehensive Income

Comprehensive income was computed as follows:

	Quarters Ended June 30		Six Months Ended June 30

(in thousands)	2003	2002	2003	2002

Net income	$30,838	$54,000	$97,770	$183,825
Add: change in
Cumulative translation adjustment	1,994	48	1,702	(831)
Unrealized gain on hedging	749	2,283	728	2,077
Unrealized gain (loss) on investments	801	(453)	999	2,270

Comprehensive income	$34,382	$55,878	$101,199	$187,341

10.  Pending Transactions

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

11. Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities.  This statement requires contracts with similar characteristics to be accounted for on a similar basis.  SFAS 149 will be effective for contracts entered into or modified after June 30, 2003.  The company will adopt the provisions of this statement on July 1, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 requires companies to classify certain financial instruments with characteristics of both liabilities and equity as a liability (or asset in some instances) because that financial instrument is an obligation of the company.  This statement is effective May 31, 2003 for financial instruments entered into after May 31, 2003 and is effective in the first interim period beginning after June 15, 2003 for existing financial instruments, which fall under this scope.  Existing financial instruments will be transitioned by reporting the cumulative effect of a change in an accounting principle beginning on July 1, 2003.

The adoption of both SFAS 149 and SFAS 150 is not expected to have a material effect on the company’s financial statements.

12.  Business Segments

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

Print publishing includes the global operations of The Wall Street Journal and its international editions, Barron’s and other business periodicals, as well as U.S. television operations.  Electronic publishing includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures.  Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites as well as the company’s licensing/business development and radio/audio businesses.  Revenues in the electronic publishing segment are mainly subscription based.  Ottaway Newspapers, the community newspapers segment, publishes 15 daily newspapers, 12 Sunday papers and more than 30 weeklies and shoppers in 9 states in the U.S.

(in thousands)	Quarters Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Revenues:
Print publishing	$234,285	$261,257	$448,709	$497,305
Electronic publishing	80,012	78,613	159,199	156,413
Community newspapers:
Comparable operations	72,141	72,046	135,776	134,023
Divested/newly-acquired operations	7,148	5,108	8,132	22,174

Consolidated revenues	$393,586	$417,024	$751,816	$809,915

Income before income taxes and minority interests:
Print publishing	$5,578	$5,167	$893	$(3,610)
Electronic publishing	16,083	15,164	32,914	30,391
Community newspapers:
Comparable operations	19,900	21,751	32,383	34,036
Divested/newly-acquired operations	1,600	1,477	1,698	5,255
Corporate	(8,345)	(8,504)	(15,493)	(18,711)

Segment operating income	34,816	35,055	52,395	47,361
Restructuring charges and September 11 related items, net	18,408	(11,098)	18,408	(11,098)

Consolidated operating income	53,224	23,957	70,803	36,263
Equity in earnings of associated companies	2,171	3,107	322	657
Gain on resolution of Telerate sale loss contingency			59,821
Gain on sale of businesses		44,518		197,925
Contract guarantee	(2,459)	(3,041)	(5,069)	(6,219)
Other income/(deductions), net	(354)	(691)	(294)	(1,435)

Income before income taxes and minority interests	$52,582	$67,850	$125,583	$227,191

Depreciation and amortization (D&A):
Print publishing	$17,708	$19,224	$35,388	$36,240
Electronic publishing	6,788	6,696	13,578	13,431
Community newspapers:
Comparable operations	2,637	2,783	5,341	5,596
Divested/acquired operations	472	88	526	681
Corporate	131	239	260	479

Consolidated D&A	$27,736	$29,030	$55,093	$56,427

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues in the second quarter of 2003 continued to be affected by the weak advertising and business environment, which was more pronounced in the first half of the quarter as a result of the war with Iraq.  Toward the latter half of the quarter, the company began to see intermittent signs of improvement from many ad categories, including most recently the company’s core financial and technology sectors.  Despite the challenging advertising and business environment in the quarter, the company was able to offset its advertising revenue softness with cost containment efforts, lower year-over-year costs and improved color advertising related to the 2002 launch of Today’s Journal, and modest revenue growth at Electronic Publishing.

As part of the company’s “Business Now” long range plan priority to enhance its community newspapers portfolio, on May 5, the company acquired The Record in Stockton, California.  The Record is the leading daily newspaper serving the city of Stockton and surrounding San Joaquin County in Northern California’s Central Valley, one of the fastest growing markets in California.  The Record reported 2002 revenues of $37 million and operating profits of $9.6 million.

Results of Operations

Second Quarter 2003 Compared To Second Quarter 2002

Net income for the second quarter of 2003 was $30.8 million, or $.38 per diluted share, compared with second quarter 2002 earnings of $54 million, or $.64 per share (all “per share” amounts included herein are based on reported net income and use diluted shares).  Net income in each year included certain items affecting comparisons which netted to a gain of $.11 per share in the second quarter 2003 and a gain of $.39 per share in the second quarter 2002.  These items affecting comparisons are detailed further on page 18.

Revenues for the second quarter of 2003 fell 5.6%, to $393.6 million, largely as a result of a decline in company-wide advertising revenue.  On a “same property” basis, meaning excluding Ottaway divested and newly-acquired properties, total revenue was down 6.2%.  Same property advertising revenue declined 10%, primarily the result of lower advertising volume at the domestic Journal.  Information services revenue was up slightly as a decline in Dow Jones Newswires revenues was more than offset by growth in revenue at Consumer Electronic Publishing and other electronic businesses.  Circulation and other revenue, on a same-property basis, decreased 1.8% due to a decline in circulation revenue partially offset by increases in conference and royalty revenues.

2003 operating expenses declined 13%, to $340.4 million, reflecting cost saving initiatives (about $12 million), a decrease in year-over-year Today’s Journal costs ($14 million) and a favorable comparison ($30 million) as 2003 operating expenses included a gain on the settlement of a business interruption insurance claim, while 2002 included a restructuring charge.  These reductions in operating expenses were partially offset by an increase in expenses from the newly-acquired Stockton Record and an increase in newsprint expense.  Newsprint expense, on a same-property basis, was up 2.3%, as a result of a 13.8% increase in newsprint prices partially offset by a 10.1% decrease in consumption.  Employee compensation expense was down about 1.7% (down 2.4% on a same-property basis).  At the end of June 2003, the number of full-time employees was about 7,000, which included 291 employees from The Record.

Second quarter 2003 operating income of $53.2 million (13.5% of revenues) was more than double 2002 operating income of $24 million (5.7% of revenues) reflecting primarily the insurance gain and a favorable comparison to restructuring charges a year before.

Six Months Ended June 30, 2003 Compared To Six Months Ended June 30, 2002

Net income for the first half of 2003 was $97.8 million, or $1.19 per share, compared with first half 2002 earnings of $183.8 million, or $2.17 per share.  Included in net income were certain items affecting comparisons, which netted to a gain of $.80 per share in 2003 and a gain of $1.84 per share in 2002.  These items are detailed beginning on page 18.

Revenues for the first six months of 2003 declined 7.2%, primarily the result of the weak advertising and business environment and a net reduction in revenue as a result of divested Ottaway properties.  Information services revenues increased .4%, as strong revenue growth at Consumer Electronic Publishing and Dow Jones Indexes/Ventures were offset by declines in Newswires revenue, due to contraction in the securities industry.  Circulation and other revenue was down 3.8%.  On a same property basis, circulation and other revenues were down 1.3%, as a decline in circulation revenue and outside printing contract revenues were partially offset by increases in conference and royalty revenue.

Expenses for the first six months of 2003 were down 12%, to $681 million.  The reduction in expenses primarily reflected cost saving initiatives ($34 million), the previously-mentioned insurance gain ($18.4 million), lower Today’s Journal costs ($17 million), savings from divested properties net of acquired properties ($10 million), lower newsprint expenses ($2 million) and a favorable comparison to the second quarter 2002 restructuring charge ($11 million).

Segment Data

The company’s business and financial news and information operations are reported in two segments: print publishing and electronic publishing.  The results of the company’s Ottaway Newspapers subsidiary, which publishes 15 daily newspapers, 12 Sunday papers and more than 30 weeklies and shoppers in 9 states in the U.S., are reported in the community newspaper segment.  In addition, the company reports certain administrative activities under the corporate segment.  Print publishing accounted for approximately 60% of second quarter 2003 revenues, with electronic publishing and community newspapers each accounting for approximately 20%.

Print Publishing

Print publishing includes the global operations of The Wall Street Journal and its international editions, Barron’s and other periodicals, as well as U.S. television operations (results of the company’s international television ventures are included in equity in earnings of associated companies).

	Quarters Ended June 30		Six Months Ended June 30

(in thousands)	2003	2002	2003	2002

Revenues
U.S. Publications:
Advertising	$147,098	$167,552	$276,955	$315,718
Circulation and other	67,322	68,597	133,712	135,689
International Publications:
Advertising	11,141	15,736	21,134	27,447
Circulation and other	8,724	9,372	16,908	18,451

Total revenues	234,285	261,257	448,709	497,305
Expenses*	228,707	256,090	447,816	500,915

Operating income/(loss)*	$5,578	$5,167	$893	$(3,610)

Operating margin	2.4%	2.0%	0.2%	(0.7)%
Included in expenses:
Depreciation and amortization	$17,708	$19,224	$35,388	$36,240

* Restructuring charges and the gain from the business interruption insurance claim related to September 11 are not included in segment expenses as management evaluates segment results exclusive of these items.  For information purposes, restructuring charges and the gain from the business interruption insurance claim allocable to the print publishing segment were a gain of $17,422 for the 2003 second quarter and six month periods and a charge of $8,310 for the 2002 second quarter and six month periods.

Statistical information:
Advertising volume increase/(decrease)

The Wall Street Journal linage
General	(15.4)%	(8.3)%	(7.4)%	(11.0)%
Technology	(3.2)	(32.2)	(15.7)	(36.2)
Financial	(14.5)	(37.9)	(26.9)	(35.5)
Classified	11.1	(7.2)	13.1	(12.2)
Total Linage	(7.9)	(20.8)	(9.4)	(23.5)
The Asian Wall Street Journal linage	(4.9)	(37.4)	(0.3)	(40.7)
The Wall Street Journal Europe linage	4.9	(34.4)	12.6	(38.4)
Barron’s pages	(22.9)	(14.7)	(20.4)	(19.1)

Second Quarter 2003 Compared To Second Quarter 2002 - Print Publishing

Second quarter 2003 revenue fell 10%, driven by advertising softness at The Wall Street Journal, where ad linage dropped 7.9%.  After the end to the formal hostilities in Iraq, Journal advertising linage on a per issue basis showed sequential improvements throughout the quarter declining 14.4% in April, 5% in May and 3.8% in June.  Revenues were down 9.2% in the U.S. and were down 21% overseas.  The decline in overseas revenue reflected relatively flat advertising linage and a reduction in rates as a result of a global ad sales program launched in the summer of 2002.

Overall Journal advertising linage declined 7.9% in the second quarter, with consumer and business-to-business advertising negatively affected by the war with Iraq.  General advertising, which represented about 40% of total linage, fell 15.4% reflecting a decline in travel and public utility advertising offset somewhat by an increase in auto advertising.  Technology advertising, which represented 21% of the total Journal linage, declined a modest 3.2% as improvements in hardware, software and communications advertising were more than offset by a decline in business-to-business e-commerce and personal computer advertising.  Financial advertising, which accounted for 17% of total Journal linage, fell 14.5%, reflecting declines in retail advertising, partially offset by a strong increase in wholesale advertising.  Financial advertising showed improvements in the latter part of the second quarter with declines in May of 5% and only 2% in June.  Classified advertising linage, which represented 22% of total Journal linage, increased 11.1% reflecting improvements in real estate and other classified advertising.  Color advertising, which is billed at a premium, increased 14%.

Second quarter 2003 circulation and other revenue for the US print publications decreased 1.9% from the second quarter of 2002.  Average circulation for the second quarter of 2003 for The Wall Street Journal was 1,890,000 compared with circulation of 1,818,000 in the second quarter of 2002.  Barron’s average circulation was 295,000 in the quarter, down from 302,000 in the second quarter 2002.  International print circulation and other revenues fell 6.9%, as a result of modest declines in circulation revenue, conference revenue and outside printing contract revenue.  Combined average circulation for the international Journals was 177,000 in the second quarter of 2003 compared with 191,000 in the second quarter of 2002.

Print publishing expenses declined 11% from second quarter 2002 levels, as a result of ongoing cost containment efforts and a decrease in Today’s Journal costs, as last year included higher promotional costs related to its launch.  Newsprint expense was up .7% as a result of a 13.8% increase in newsprint prices somewhat offset by an 11.5% decrease in consumption.  The number of employees in the print publishing segment was down 7.4% from June 30, 2002.

Print publishing second quarter 2003 operating income of $5.6 million (2.4% of revenues) improved 8% from $5.2 million (2% of revenues) in the like quarter last year, as the company’s strict cost containment initiatives and lower Today’s Journal costs more than offset advertising revenue declines.

Six Months Ended June 30, 2003 Compared To Six Months Ended June 30, 2002 - Print Publishing

Print Publishing US advertising revenues for the first six months of 2003 declined 12% from last year reflecting a 9.4% linage decline at The Wall Street Journal and a 20.4% (23.4% per issue) decline in Barron’s advertising volume.  International print advertising revenues were down 23%.  Although total combined international advertising linage was up 6%, revenues declined primarily as a result of discounts related to the global ad sales program.  Print publishing circulation and other revenues declined 2.3%.

Operating expenses for the first half of 2003 were down 11% from the like period last year.  The expense improvement was primarily the result of ongoing cost containment efforts, reduced Today’s Journal costs and lower newsprint expenses.  Newsprint expense was down 5.4%, as a 12% decline in consumption more than offset a 7.4% price increase.

Print publishing’s first half 2003 operating income was $.9 million (0.2% of revenues), compared with an operating loss of $3.6 million last year.

Electronic Publishing

Electronic publishing includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures.  Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites as well as the company’s licensing/business development and radio/audio businesses.  Revenues in the electronic publishing segment are mainly subscription-based.  Electronic publishing represented about 20% of second quarter 2003 revenues.

	Quarters Ended June 30		Six Months ended June 30

(in thousands)	2003	2002	2003	2002

Revenues
Dow Jones Newswires:
North America	$41,867	$44,838	$85,232	$90,647
International	10,640	11,060	21,251	23,035

Total Newswires	52,507	55,898	106,483	113,682
Consumer Electronic Publishing	17,582	14,404	32,953	27,196
Dow Jones Indexes/Ventures	9,923	8,311	19,763	15,535

Total revenues	80,012	78,613	159,199	156,413
Expenses*	63,929	63,449	126,285	126,022

Operating income*	$16,083	$15,164	$32,914	$30,391

Operating margin	20.1%	19.3%	20.7%	19.4%
Included in expenses:
Depreciation and amortization	$6,788	$6,696	$13,578	$13,431

* Restructuring charges and the gain from the business interruption insurance claim related to September 11 are not included in segment expenses as management evaluates segment results exclusive of these items.  For information purposes, restructuring charges and the gain from the business interruption insurance claim allocable to the electronic publishing segment were a gain of $951 for the 2003 second quarter and six month periods and a charge of $2,443 for the 2002 second quarter and six month periods.

Statistical information:	June 30 2003	June 30 2002

Dow Jones Newswires terminals	297,000	339,000
WSJ.com subscribers	671,000	646,000

Second Quarter 2003 Compared To Second Quarter 2002 - Electronic Publishing

Electronic publishing revenues increased 1.8%, as increases in Consumer Electronic Publishing and Dow Jones Indexes/Ventures revenues more than offset lower Newswires revenue.  Dow Jones Newswires revenue fell 6.1% from the second quarter of 2002, primarily reflecting a decrease in retail revenue due to contraction in the North American securities industry.  English-language terminals carrying Dow Jones Newswires at June 30, 2003 were 297,000 compared with 339,000 at June 30, 2002.  North American terminals decreased by 46,000, while International terminals increased by 4,000.

Consumer Electronic Publishing revenue increased 22%, driven by a 32% increase in WSJ.com subscriber revenue, a 12% increase in advertising revenue and a 21% increase in licensing revenue.  At the end of June 2003, the number of WSJ.com subscribers increased 3.9% from a year earlier, to 671,000.  Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes and reprints/permissions businesses, increased 19%.

Electronic publishing expenses increased .8%, to $63.9 million, as higher marketing and facilities costs were largely offset by cost containment efforts.  The number of employees in the electronic publishing segment was down 2.3% from a year ago.

Electronic publishing’s operating income of $16.1 million (20.1% of revenues) was 6.1% better than second quarter 2002 operating income of $15.2 million (19.3% of revenues).  The improvement in both margins and profitability were largely driven by increases in revenues at Consumer Electronic Publishing and Dow Jones Indexes/Ventures coupled with cost containment efforts.

Six Months Ended June 30, 2003 Compared To Six Months Ended June 30, 2002 - Electronic Publishing

Electronic publishing revenues for the first six months of 2003 improved 1.8%, as a decline in Newswires revenue (6.3%) was more than offset by strong revenue growth at Consumer Electronic Publishing (21%) and Dow Jones Indexes/Ventures (27%).  Operating expenses increased .2%, to $126.3 million reflecting higher marketing and facilities costs offset by the company’s cost containment efforts.

Operating income for the first half of 2003 of $32.9 million (20.7% of revenues) was 8.3% better than operating income of $30.4 million (19.4% of revenues) for the same period last year.

Community Newspapers

Community newspapers includes the operations of Ottaway Newspapers, which publishes 15 daily newspapers and over 30 weekly newspapers and “shoppers” in 9 states in the U.S.  Community newspapers comprised about 20% of second quarter 2003 revenues.

	Quarters Ended June 30		Six Months Ended June 30

(in thousands)	2003	2002	2003	2002

Revenues
Advertising
Comparable operations	$52,447	$52,149	$97,378	$95,492
Divested/newly-acquired operations	6,053	3,691	6,813	15,707

Total advertising	58,500	55,840	104,191	111,199
Circulation and other
Comparable operations	19,694	19,897	38,398	38,531
Divested/newly-acquired operations	1,095	1,417	1,319	6,467

Total circulation and other	20,789	21,314	39,717	44,998
Total revenues	79,289	77,154	143,908	156,197

Expenses
Comparable operations	52,241	50,295	103,393	99,987
Divested/newly-acquired operations	5,548	3,631	6,434	16,919

Total segment expenses	57,789	53,926	109,827	116,906

Operating income
Comparable operations	19,900	21,751	32,383	34,036
Divested/newly-acquired operations	1,600	1,477	1,698	5,255

Total operating income	$21,500	$23,228	$34,081	$39,291

Operating margin
Comparable operations	27.6%	30.2%	23.9%	25.4%
Divested/newly-acquired operations	22.4	28.9	20.9	23.7
Included in expenses:
Depreciation and amortization
Comparable operations	$2,637	$2,783	$5,341	$5,596
Divested/newly-acquired operations	472	88	526	681

	Quarters Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Statistical information:
Advertising volume increase/(decrease)*
Dailies	(2.9)%	(3.7)%	(1.8)%	(3.2)%
Non-Dailies	0.3	(4.2)	1.5	(1.8)
Overall	(2.4)	(3.8)	(1.3)	(3.0)

* Percentage excludes divested/newly-acquired operations.

Second Quarter 2003 Compared To Second Quarter 2002 - Community Newspapers

During the second quarter of 2003, the company’s Ottaway Newspapers subsidiary acquired The Record of Stockton California, enhancing the company’s community newspaper portfolio.  Prior to the acquisition, The Stockton Record Group reported 2002 revenues of $37 million and operating profits of $9.6 million.  The Record has daily paid circulation of 59,271 and Sunday circulation of 72,698.

Community newspapers second quarter revenue was up 2.8%, primarily reflecting revenue gained as a result of the acquisition of The Record.  Excluding divested and newly-acquired operations, or on a “same property” basis, revenue increased .1%, as increases in rates were somewhat offset by a 2.4% advertising linage decline.  Same property circulation and other revenue was down 1% on average daily circulation of about 381,000 in 2003 and 387,000 in 2002.

Community newspapers expenses increased 7.2%, reflecting in part the acquisition of The Record.  On a same property basis, operating expenses increased 3.9%, as a result of higher employee benefit costs and an increase in newsprint expense.  Newsprint expense, on a same property basis, increased 9.2% as a result of a 13.5% increase in newsprint prices offset somewhat by a 3.7% reduction in consumption.  The number of employees in the community newspapers segment was up 15.8%, reflecting the Stockton Record Group acquisition (on a same property basis headcount was down .7%).

Operating income was $21.5 million (27.1% of revenues), compared with income last year of $23.2 million (30.1% of revenues).  On a same property basis, operating income of $19.9 million (27.6% of revenues) decreased 8.5% from $21.8 million (30.2% of revenues) a year earlier.

Six Months Ended June 30, 2003 Compared With Six Months Ended June 30, 2002 - Community Newspapers

Community newspaper revenues for the first half of 2003 were down 7.9%, however, on a same property basis, revenues were up 1.3%, reflecting higher advertising preprint revenues and increased rates, somewhat offset by a 1.3% decline in advertising linage.  Expenses for the first six months of 2003 were down 6.1%, to $109.8 million.  On a same property basis, operating expenses increased 3.4%, as a result of higher employee salary and benefit costs as well as an increase in newsprint costs.  Newsprint expenses increased 3.7%, as a 3.1% decline in consumption was more than offset by a 7.1% increase in newsprint prices.

Community newspapers operating income for the first six months of 2003 was $34.1 million (23.7% of revenues), down 13.3% from last year’s operating income of $39.3 million (25.2% of revenues).  On a same property basis, operating income of $32.4 million (23.9% of revenues) was 4.9% below 2002 operating income of $34.0 million (25.4% of revenues).

Certain Items Affecting Comparisons

The following table summarizes certain items affecting comparisons for the quarters and six months ended June 30, 2003 and 2002:

	Second Quarters Ended June 30

	2003			2002

(in millions, except per share amounts)	Operating	Net	EPS	Operating	Net	EPS

Included in operating income:
Restructuring charges (a)				$(11.1)	$(6.3)	$(.07)
Gain from business interruption insurance claim (a)	$18.4	$11.1	$.14
Included in non-operating income:
Contract guarantee (b)		(2.5)	(.03)		(3.0)	(.04)
Sale of ONI properties (d)					38.0	.45
CNBC International gain (e)					3.9	.05

Total	$18.4	$8.6	$.11	$(11.1)	$32.6	$.39

	Six Months Ended June 30

	2003				2002

(in millions, except per share amounts)	Operating	Net	EPS		Operating	Net	EPS

Included in operating income:
Restructuring charges (a)					$(11.1)	$(6.3)	$(.07)
Gain from business interruption insurance claim (a)	$18.4	$11.1	$.14
Included in non-operating income:
Contract guarantee (b)		(5.1)	(.06)			(6.2)	(.08)
Gain on resolution of Telerate sale loss contingencies (c)		59.8	.73
Sale of ONI properties (d)						164.1	1.94
CNBC International gain (e)						3.9	.05

Total	$18.4	$65.8	$.80	*	$(11.1)	$155.5	$1.84

*Per share amounts for each item were calculated using the average shares outstanding during the quarter that the transaction occurred.  Therefore, the total of the individual items does not add to the total earnings per share.

(a) Restructuring charges and September 11 items, net:
In the second quarter of 2003, the company recorded a gain of $18.4 million ($11.1 million after taxes, or $.14 per diluted share) reflecting the settlement of its business interruption insurance claim for loss of operating income suffered as a result of the terrorist attacks on the World Trade Center on September 11, 2001.

The second quarter of 2002 included restructuring charges of $11.1 million ($6.3 million after taxes and minority interests, or $.07 per diluted share) largely reflecting employee severance related to a workforce reduction of roughly 165 full-time employees across the print and electronic publishing and corporate segments.  See Note 2 on page 6 of this Form 10-Q for additional information on restructuring charges.

(b) Contract Guarantee:
Under the terms of the company’s 1998 sale of Telerate to Bridge, Dow Jones retained its guarantee of payments under certain circumstances of certain minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC).  The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions.  Bridge agreed to indemnify Dow Jones for any liability Dow Jones incurred under the contract guarantee with respect to periods subsequent to Bridge’s purchase of Telerate.  In 2000, based in part on uncertainty about Bridge’s solvency as well as other factors, the company established a reserve of $255 million representing the net present value of the total estimated payments from 2001 through October 2006, using a discount rate of 6%.

Earnings in 2003 and 2002 have included charges related to the accretion of the discount on the reserve balance.  These charges totaled $2.5 million and $3 million in the second quarters of 2003 and 2002, respectively.  For the first six months of 2003 and 2002, charges related to the accretion of discount totaled $5.1 million and $6.2 million, respectively.

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

(c) Gain on resolution of Telerate sale loss contingencies:
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

(d) Gains on sale of ONI properties:
On June 7, 2002, the company completed the sale of Ottaway’s Essex County newspaper properties to Eagle-Tribune Publishing Company and recognized a gain of $44.5 million ($38 million after taxes, or $.45 per diluted share).  On March 31, 2002, the company completed the sale of four of the Ottaway newspapers to Community Newspapers Holdings, Inc. and recognized a gain of $153.4 million ($126.1 million after taxes, or $1.49 per diluted share).

(e) Gains in equity in earnings of associated companies:
The second quarter of 2002 included gains at CNBC Asia of $3.9 million ($.05 per diluted share) which consisted of a $2.5 million gain from the favorable settlement of a contractual obligation and a $1.4 million gain from the sale of an investment by CNBC Asia.

Equity in Earnings of Associated Companies
In the quarter, the company’s share of equity in earnings of associated companies was $2.2 million, compared with earnings of $3.1 million last year.  The decline reflected an unfavorable comparison to the second quarter 2002 special gain at CNBC Asia offset by increased profitability at Factiva, F.F. Soucy, Stoxx and SmartMoney.  For the first half of the year, equity in earnings of associated companies was $.3 million in 2003 compared with $.7 million in 2002.

Other Income/Deductions
Interest expense, net of investment income for the second quarter of 2003 was $.6 million compared with $.4 million for the second quarter of 2002, largely reflecting a higher debt level as a result of the Stockton Record Group acquisition.

Income Taxes
The effective income tax rate, net of minority interests, for the second quarter of 2003 was 41.8% compared with 23.2% in the second quarter of 2002.  The effective income tax rates for the first six months of 2003 and 2002 were 22.6% and 20.8%, respectively.  The effective income tax rates were affected by certain capital loss/gain transactions that occurred during the periods.  Excluding the items identified in the table on page 18, the effective tax rate, net of minority interests, was 40% in all periods.

Reconciliation of effective tax rate:

	Quarters Ended June 30

	2003				2002

(dollars in millions)	Income Taxes	Pretax Income		Effective Tax Rate	Income Taxes	Pretax Income	Effective Tax Rate

Reported (net of minority interests)	$22.1	$53.0		41.8%	$16.3	$70.3	23.2%
Adjusted to remove:
Restructuring charges, net of minority interests					(4.5)	(10.8)
Gain from business interruption insurance claim	7.3	18.4
Cantor guarantee		(2.5)				(3.0)
Sale of ONI properties					6.5	44.5
CNBC International gains						3.9

Adjusted	$14.8	$37.0	*	40.0%	$14.3	$35.7	40.0%

	Six Months Ended June 30

	2003				2002

(dollars in millions)	Income Taxes	Pretax Income		Effective Tax Rate	Income Taxes	Pretax Income	Effective Tax Rate

Reported (net of minority interests)	$28.6	$126.4		22.6%	$48.2	$232.0	20.8%
Adjusted to remove:
Restructuring charges, net of minority interests					(4.5)	(10.8)
Gain from business interruption insurance claim	7.3	18.4
Cantor guarantee		(5.1)				(6.2)
Gain on resolution of Telerate sale loss contingencies		59.8
Sale of ONI properties					33.8	197.9
CNBC International gains						3.9

Adjusted	$21.3	$53.2	*	40.0%	$18.9	$47.1 *	40.0%

* The sum of the individual amounts does not equal the total due to rounding.

In the first quarter of 2003, as a result of changes to Internal Revenue Service (IRS) guidelines in 2002, the company amended its 1998 U.S. Corporate income tax return to include an additional capital loss of $605 million on its sale of Telerate.  Factoring in the amended capital loss, the company had available approximately $1.3 billion of capital loss carryforward (a deferred tax asset of $505 million, which was fully reserved).  About $1.06 billion of this loss carryforward is recognized for tax purposes, with about $899 million expiring at the end of 2003 and $157 million expiring in 2006.  The remaining $269 million of capital loss carryforward, which primarily relates to the Cantor contract guarantee obligation, will be recognized for tax purposes only to the extent, if any, that the company is required to make payment.  If the company is required to make such payment, the resulting loss carryforward will be available for use five years from the year it is recognized.

As of June 30, 2003, the company could not conclude that it was more likely than not it would realize any net tax savings from capital loss carryforwards prior to their expiration and believes the full valuation allowance reserve was appropriate at June 30, 2003.

Accounting Pronouncements
In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities.  This statement requires contracts with similar characteristics to be accounted for on a similar basis.  SFAS 149 will be effective for contracts entered into or modified after June 30, 2003.  The company will adopt the provisions of this statement on July 1, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 requires companies to classify certain financial instruments with characteristics of both liabilities and equity as a liability (or asset in some instances) because that financial instrument is an obligation of the company.  This statement is effective May 31, 2003 for financial instruments entered into after May 31, 2003 and is effective in the first interim period beginning after June 15, 2003 for existing financial instruments that fall under this scope.  Existing financial instruments will be transitioned by reporting the cumulative effect of a change in an accounting principle beginning on July 1, 2003.

The adoption of both SFAS 149 and SFAS 150 is not expected to have a material effect on the company’s financial statements.

Liquidity and Capital Resources

Cash Flow Summary

	Six Months Ended June 30

(in millions)	2003	2002

Net cash provided by operating activities	$110.7	$10.7
Net cash (used in) provided by investing activities	(181.3)	199.7
Net cash provided by (used in) financing activities	64.0	(209.1)

(Decrease) increase in cash and cash equivalents	(6.6)	1.3
Cash and cash equivalents at beginning of year	39.3	21.0

Cash and cash equivalents at June 30	$32.7	$22.3

Cash provided by operating activities for the first half of  2003 was $110.7 million, which was an improvement of $100 million from net cash provided by operations of $10.7 million in the same period last year.  The improvement was primarily the result of higher operating income, lower income tax payments and improved collection of receivables.  The company’s federal income taxes that were normally due on September 15 and December 15, 2001, were deferred to January 15, 2002, as the Internal Revenue Service offered relief of these payments for taxpayers that were affected by the September 11 terrorist attacks on the World Trade Center.

Net cash used in investing activities was $181.3 million in the first six months of 2003 primarily reflecting the acquisition of The Stockton Record for $145.8 million, capital expenditures of  $26.2 million and the funding of equity investees.  In the first half of 2002, net cash provided by investing activities totaled $199.7 million, which included proceeds of about $248 million from the sale of the five Ottaway properties and proceeds of $11.2 million as a result of a property damage claim at the company’s World Financial Center offices as a result of the September 11 terrorist attacks offset by capital expenditures of $41.1 million and the funding of equity investees.

Net cash provided by financing activities for the first six months of 2003 was $64 million.  Sources of cash from financing activities in 2003 included an increase in debt of $117.3 million, primarily to fund the purchase of The Record, and the receipt of funding of $7.4 million from a minority shareholder of a subsidiary.   Cash outlays included the payment of $40.8 million in dividends to shareholders and the repurchase of shares of treasury stock for $21.1 million.  Net cash used in financing activities in the first half of 2002 was $209.1 million, as the company used the proceeds from the sale of the five Ottaway properties in the first half of 2002 to reduce its debt by $135.1 million and purchase shares of treasury stock for $49.9 million.  Also in 2002, the company paid $42.1 million in dividends and received $12.3 million from sales under stock compensation plans and $5.7 million from a minority shareholder in a subsidiary.

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

As of June 30, 2003, the balance of the reserve for the contract guarantee was $249.3 million.  The company has classified $138 million of this reserve as current based on the original due dates of the contract.  Due to the stage of the lawsuit at June 30, 2003, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced.  Accordingly, the company believes the balance of the reserve continues to be appropriate.

The company expects its cash from operations to be sufficient to meet its normal recurring operating commitments, fund capital expenditures and pay dividends.  If necessary, the company’s liquidity requirements may be funded through the issuance of commercial paper, which is supported by a $400 million revolving credit agreement with several banks.  In June 2003, the company renewed its revolving credit agreements with a consortium of banks.  Under these agreements, the company can borrow up to $400 million, $130 million through June 21, 2004 and $270 million through June 24, 2006.  The terms are essentially the same as the prior agreement.  As of June 30, 2003, the company’s commercial paper balance was $210.3 million, which is classified as long-term as it is the company’s intent to refinance such debt on a long-term basis.  The company has temporarily suspended its share repurchase program to utilize excess cash flow to reduce its debt.

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

Information Relating To Forward-Looking Statements

This document contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to: the cyclical nature of the company’s business and the strong negative impact of economic downturns on advertising revenues; the negative impact on the company’s core advertising market-business-to-business advertising-caused by weak corporate profits, concern over possible double-dip recession, corporate scandals that have resulted in damage to business, investor and public confidence; the risk that the current weak advertising market, particularly in the financial and technology segments, will not improve or will improve very slowly or only to a limited extent; the risk that the company will not benefit from or will only benefit to a limited extent from any improvement in the advertising market in the face of competition from other national business magazines, television, trade publications and other publications and services; the company’s ability to limit and manage expense growth, especially in light of its prior cost-cutting and its planned growth initiatives, without harming its growth prospects; the extent to which the company is required to perform under the guarantee to Cantor Fitzgerald Securities and Market Data Corporation, and other uncertainties relating to liability under this guarantee; the intense competition the company’s existing products and services face in the markets for financial news and information and advertising revenues from newspapers, specialized magazines, free and paid Internet publications and services, news services, financial television programming and other new media, and the impact this will have on the company’s initiatives to expand its existing market presence as well as to extend its consumer reach; the company’s ability to expand and diversify its market segment focus beyond financial and technology and the challenge it will face in attempting to become a leading presence in new market segments, such as health care, automotive, telecom, and high-end consumer goods, where competing publications and services, such as specialty and trade magazines, have already established themselves; the competition the company will face in introducing new products and services in the business-to-business market from already existing newsletters, trade publications, research reports and services; with respect to Newswires, the challenges the company will face in promoting its NewsPlus enhancement and in launching the next stages of its “Newswire of the Future” initiative, in the face of competing resources for in-depth news analysis; with respect to Newswires and other subscription-based products and services, the negative impact of business consolidations and layoffs in the financial services industry on sales of the company’s products and services; with respect to Newswires, the challenges the company faces in striving to increase its international revenues given the competition from and subscribers’ desire for, local language news services; with respect to Newswires, risks concerning the financial viability of the Moneyline Telerate business, with which Newswires has entered into a bundling arrangement that is important to Newswires’ international revenues; with respect to Newswires, competition from other independent news service providers and the risk that distributors of Newswires products may elect to distribute only their own news services; the company’s ability to find strategic and financially attractive core-business acquisition opportunities; the company’s ability to leverage its brands to develop new business opportunities and to generate advertising and other revenues from these products; the company’s ability to achieve strategic alliances and to improve the growth and profitability of existing strategic alliances; with respect to the company’s community newspapers business, its ability to maintain or grow margins and to strengthen its portfolio of newspaper properties, particularly given the difficulty of finding quality newspaper properties to acquire; the degree to which the company’s Personal Journal is able to generate new advertising revenues from diversified markets, such as health care, automotive and consumer goods; the extent to which the recent enhancements to The Wall Street Journal will attract a broader base of readers, subscribers, and advertisers; in light of the weak advertising market and competition, the company’s ability to attract diverse advertisers to place color advertising; the company’s ability to increase its circulation and advertising revenues from its international print publications and to further penetrate overseas markets through print and television products, given the competition from local language publications and television networks and other international publications and television ventures; the ability of WSJ.com to continue to increase revenues through building subscriber and advertiser numbers and to limit expenses; the amount of user traffic on the company’s Internet sites and the pricing of advertising on Internet sites generally; potential increased regulation of online businesses; adverse developments relating to the company’s commitments, contingencies and equity investments; risks related to the potential or actual insolvency or bankruptcy of any of the company’s suppliers, service providers or business partners, including providers of software and software maintenance; the company’s ability to recover from any possible technical, hardware or software failure; the company’s ability to negotiate collective bargaining agreements with its labor unions without work interruptions; cost of newsprint; and such other risk factors as may have been or may be included from time to time in the company’s reports filed with the Securities and Exchange Commission.

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

These contracts are entered into to protect against the risk that such expenses will be adversely affected by devaluation in the U.S. dollar relative to these currencies.  Realized gains or losses on foreign currency forward contracts are recognized currently through income and generally offset the transaction losses or gains on the foreign currency cash flows which they are intended to hedge.

The company’s commercial paper outstanding of $210.3 million at June 30, 2003 is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates.  At June 30, 2003, interest rates outstanding ranged from .9% to 1.2%, with a weighted-average of 1.1%.

Item 4:  Controls & Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures was performed.  Based on this evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the company on a timely basis in order to comply with the company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in internal controls over financial reporting

There were no changes in the company’s internal controls over financial reporting that occurred during the three month period ended June 30, 2003 that have materially affected, or are reasonable likely to materially affect, the company’s internal control over financial reporting.

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibit Number	Document

10.1	364 day Credit Agreement, dated June 23, 2003

10.2	First Amendment, dated as of June 23, 2003, to the 4-Year Credit Agreement, dated as of June 24, 2002

10.3	Second Amendment, dated as of June 23, 2003, to the 5-Year Credit Agreement dated as of June 25, 2001

31.1	Certifications by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K - The following reports were filed on Form 8-K in the second quarter of 2003.

Form 8-K, dated April 10, 2003, Dow Jones & Company First Quarter Earnings Release

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOW JONES & COMPANY, INC.

(Registrant)

Dated: August 11, 2003	By:	/s/ ROBERT PERRINE

Robert Perrine Chief Accounting Officer and Controller