Form 10-Q
period 2003-09-30
DOW JONES & CO INC
filed 2003-11-14
CIK 29924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock on September 30, 2003: 60,828,764 shares of Common Stock and 20,739,406 shares of Class B Common Stock.

DOW JONES & COMPANY, INC.

I. FINANCIAL INFORMATION

Item 1:	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Dow Jones and Company, Inc.

For the quarters and nine months ended September 30, 2003 and 2002

(unaudited)

	Quarters Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2003	2002	2003	2002
Revenues:
Advertising	$208,897	$185,308	$622,733	$650,177
Information services	71,278	69,132	214,194	211,488
Circulation and other	95,771	97,969	290,835	300,659

Total revenues	375,946	352,409	1,127,762	1,162,324

Expenses:
News, operations and development	122,487	121,695	357,862	373,385
Selling, administrative and general	137,143	122,752	400,938	428,630
Newsprint	26,438	24,283	76,971	77,699
Print delivery costs	46,904	47,572	141,529	142,715
Depreciation and amortization	26,158	28,143	81,251	84,570
Restructuring charges and September 11 related items, net			(18,408)	11,098

Operating expenses	359,130	344,445	1,040,143	1,118,097

Operating income	16,816	7,964	87,619	44,227

Other income (deductions):
Investment income	7,258	106	7,511	302
Interest expense	(664)	(493)	(1,862)	(2,574)
Equity in (losses) earnings of associated companies	(16)	(674)	306	(17)
Gain on resolution of Telerate sale loss contingencies			59,821
Gain on sale of businesses				197,925
Contract guarantee	(2,306)	(2,901)	(7,375)	(9,120)
Other, net	1,258	(303)	1,909	147

Income before income taxes and minority interests	22,346	3,699	147,929	230,890
Income taxes	(5,779)	3,565	22,841	51,758

Income before minority interests	28,125	134	125,088	179,132
Minority interests in losses of subsidiaries	452	2,312	1,259	7,139

Net income	$28,577	$2,446	$126,347	$186,271

Per Share:
Net income per share:
- Basic	$.35	$.03	$1.55	$2.22
- Diluted	.35	.03	1.54	2.21
Cash dividends declared			.75	.75

Weighted-average shares outstanding:
- Basic	81,507	83,450	81,568	83,933
- Diluted	81,865	83,768	81,864	84,379

Comprehensive income	$28,903	$1,731	$130,102	$189,072

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dow Jones & Company, Inc.

For the nine months ended September 30, 2003 and 2002

(unaudited)

	Nine Months Ended September 30
(in thousands)	2003	2002
Operating Activities:
Net income	$126,347	$186,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	79,975	83,777
Amortization of intangibles	1,276	793
Equity in (earnings) losses of associated companies, net of distributions	7,897	4,067
Minority interests in losses of subsidiaries	(1,259)	(7,139)
Gain on resolution of Telerate sale loss contingencies	(59,821)
Gain on sale of businesses		(197,925)
Contract guarantee	7,375	9,120
Changes in assets and liabilities:
Accounts receivable	(1,576)	16,355
Accounts payable and accrued liabilities	(9,852)	(43,100)
Income taxes	(6,952)	(23,521)
Deferred taxes	5,877	20,877
Unearned revenue	(4,315)	(12,659)
Other assets	(2,111)	(2,913)
Other noncurrent liabilities	3,638	16,965
Other, net	(1,860)	(336)

Net cash provided by operating activities	144,639	50,632

Investing Activities:
Additions to property, plant and equipment	(37,181)	(63,820)
Funding of equity-method investments, net	(13,834)	(13,683)
Proceeds from property damage insurance claim	1,271	11,220
Businesses acquired, net	(149,135)	(4,029)
Disposition of businesses and investments		247,911
Other, net	5,630	8,082

Net cash (used in) provided by investing activities	(193,249)	185,681

Financing Activities:
Cash dividends	(61,181)	(63,066)
Increase in long-term debt	117,317	58,036
Reduction of long-term debt	(16,690)	(135,069)
Purchases of treasury stock	(21,135)	(112,345)
Proceeds from sales under stock compensation plans	7,016	13,798
Contribution from minority partner, net of distribution	6,114	5,737

Net cash provided by (used in) financing activities	31,441	(232,909)

(Decrease) increase in cash and cash equivalents	(17,169)	3,404
Cash and cash equivalents at beginning of year	39,346	21,026

Cash and cash equivalents at September 30	$22,177	$24,430

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Dow Jones & Company, Inc.

(unaudited)

(dollars in thousands)	September 30 2003	December 31 2002
Assets:
Cash and cash equivalents	$22,177	$39,346
Accounts receivable – trade, net	151,579	146,305
Accounts receivable – other	16,543	23,779
Newsprint inventory	14,136	9,698
Prepaid expenses	20,477	16,704
Deferred income taxes	14,711	14,772

Total current assets	239,623	250,604

Investments in associated companies, at equity	88,423	83,619

Plant, property and equipment, at cost	1,705,187	1,691,537
Less, Accumulated depreciation	1,019,303	970,836

Plant, property and equipment, net	685,884	720,701

Goodwill	136,389	56,251

Other intangibles	64,234	6,779

Deferred income taxes	65,777	71,643

Other assets	20,057	18,062

Total assets	$1,300,387	$1,207,659

Liabilities:
Accounts payable and accrued liabilities	$208,164	$279,475
Contract guarantee obligation	151,192	111,619
Income taxes	34,007	40,816
Unearned revenue	188,664	190,569

Total current liabilities	582,027	622,479

Long-term debt	193,564	92,937
Deferred compensation, principally postretirement benefit obligation	305,669	294,831
Contract guarantee obligation	100,386	132,584
Other noncurrent liabilities	25,928	33,696

Total liabilities	1,207,574	1,176,527

Minority interests in subsidiaries	5,415	561

Stockholders’ equity:
Common stock	102,181	102,181
Additional paid-in capital	120,674	120,645
Retained earnings	797,886	732,720
Accumulated other comprehensive income	(2,334)	(6,089)

	1,018,407	949,457
Less, treasury stock, at cost	931,009	918,886

Total stockholders’ equity	87,398	30,571

Total liabilities and stockholders’ equity	$1,300,387	$1,207,659

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Dow Jones & Company, Inc.

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the company’s consolidated financial position as of September 30, 2003, and the consolidated results of operations for the three and nine-month periods ended September 30, 2003 and 2002 and consolidated cash flows for the nine-month periods then ended. In management’s opinion, all adjustments necessary for a fair presentation in accordance with generally accepted accounting principles are reflected in the financial statements presented. Reclassifications of certain amounts for prior years have been recorded to conform to the current year presentation.

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

Gain on settlement of business interruption insurance claim in 2003

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

The following table displays the activity and balances of the restructuring reserve account as of September 30, 2003:

(in thousands)	December 31, 2002 Reserve	Net Cash Payments	September 30, 2003 Reserve
Employee severance	$17,116	$13,180	$3,936
Other exit costs	264	58	206

As of September 30, 2003, the workforce reductions related to the 2002 restructurings were substantially complete. The remaining reserve at September 30, 2003 relates primarily to continuing payments for employees that were terminated.

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

Earnings in 2003 and 2002 included charges related to the accretion of the discount on the reserve balance. These charges totaled $2.3 million and $2.9 million in the third quarters of 2003 and 2002, respectively. For the first nine months of 2003 and 2002, charges related to the accretion of discount totaled $7.4 million and $9.1 million, respectively.

Bridge filed for bankruptcy in February 2001 but made payments for this data during the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC. The company is now in litigation with Cantor and MDC with respect to their claims for amounts due under the contract guarantee. The company has various substantial defenses to these claims and the litigation is proceeding. The trial court rendered a decision in January 2003 denying the parties’ respective motions to grant their own claims and to dismiss the competing claims. The company, Cantor and MDC have all filed appeals from the trial court’s order. While these appeals are pending, the discovery phase is proceeding.

While it is not possible to predict with certainty the ultimate outcome of this litigation, the company believes the likelihood of a loss exceeding the amount reserved is remote; however, it is possible that such loss could be less than the amount reserved.

5. Income Taxes

In the third quarter of 2003, the Internal Revenue Service (“IRS”) completed its audit of the company’s tax returns for the 1995 through 1998 tax periods, which had been amended for additional tax refunds. In October 2003, the company received notification that the Congressional Joint Committee on Taxation had approved these claims for tax refunds of approximately $24 million. The company expects to receive these refunds plus interest of approximately $6.7 million in the fourth quarter of 2003. Pursuant to the settlement of these claims, in the third quarter of 2003, the company released $25 million of tax provisions no longer needed for loss contingencies and recorded interest income of $6.7 million ($4.0 million, net of taxes). The company also recorded a provision of $9.5 million in the third quarter for loss contingencies relating to recent developments in certain other tax matters. The net effect of these items was an increase in net income of $19.5 million, or $.24 per share.

6. Acquisitions and Dispositions

Acquisition of Technologic Partners in 2003

On September 2, 2003, the company purchased Technologic Partners, a closely held publications and events firm for $2.7 million. Technologic Partners which has eight online newsletters and produces six conference events annually, is being combined with the Newsletters group within Dow Jones Newswires. Based on preliminary estimates, the purchase resulted in the acquisition of goodwill of $3.4 million and other intangibles of $.5 million to be amortized on a straight-line basis over five years.

Acquisition of the Record of Stockton in 2003

On May 5, 2003, the company’s Ottaway Newspaper subsidiary acquired The Record of Stockton, California from Omaha World-Herald Company for $146 million ($144 million in cash, plus net working capital).

The purchase resulted in the acquisition of tangible net assets of $12 million, goodwill of $76.6 million and other intangibles of $58.2 million. The acquired goodwill and intangible assets will be deductible for tax purposes.

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

Had these acquisitions been completed as of January 1, 2003 or 2002, the impact on the company’s results of operations would not have been significantly different from those presented.

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

7. Goodwill and Intangible Assets

Goodwill balances by reportable segment are as follows:

(in thousands)	September 30 2003	December 31 2002
Print publishing	$16,471	$16,471
Electronic publishing	7,900	4,473
Community newspapers	112,018	35,307

Goodwill	$136,389	$56,251

Intangible assets as of September 30, 2003, were as follows:

	September 30, 2003		December 31, 2002
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subscription accounts	$10,080	$1,964	$4,862	$1,138
Advertising accounts	10,414	610	3,214	159

Total	20,494	2,574	8,076	1,297

Unamortizable intangibles	46,314

Total intangibles	$66,808	$2,574	$8,076	$1,297

Amortization expense, based on intangibles subject to amortization held at September 30, 2003, is expected to be $.6 million for the fourth quarter of 2003, $2.2 million in years 2004 and 2005, $2.0 million in 2006 and $1.3 million in 2007 and 2008.

8. Other Guarantees and Contingencies

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

The company enters into indemnification agreements in its ordinary course of business, typically with companies from which it is acquiring or to which it is selling businesses, partners in joint ventures, licensees and licensors, and service providers and contractors. Under these agreements the company generally indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, as a result of the company’s activities or its breach of the agreement in question or in connection with any intellectual property infringement claim by any third party with respect to the company’s products. These indemnification obligations generally survive termination of the underlying agreement, either for some set number of years or perpetually. In some cases, the maximum potential amount of future payments the company could be required to make under these indemnification obligations is unlimited. The company believes that the estimated fair value of these indemnity obligations is minimal and the company has no liabilities recorded for these obligations as of

September 30, 2003. The company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

The company has guaranteed payment for office space occupied by certain of its joint ventures. The company’s partners in these joint ventures have either directly guaranteed their share of any payments required under these guarantees or agreed to indemnify the company for 50% of any payments the company may be required to make under these guarantees. Dow Jones’ share of obligations under these guarantees totals $7.5 million through 2010.

9. Dilution and Stock Compensation Plans

Basic and diluted earnings per share have been computed as follows:

	Quarters Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2003(2)	2002(3)	2003(2)	2002(3)
Net income	$28,577	$2,446	$126,347	$186,271

Weighted-average shares outstanding – basic	81,507	83,450	81,568	83,933
Effect of dilutive securities:
Stock options	104	116	80	268
Other, principally contingent stock rights	254	202	216	178

Weighted-average shares outstanding – diluted (1)	81,865	83,768	81,864	84,379

Basic earnings per share	$.35	$.03	$1.55	$2.22
Diluted earnings per share	.35	.03	1.54	2.21

(1)	The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the quarter.

(2)	Options to purchase 8,439,000 shares in 2003 at an average price of $54.00 have been excluded from the diluted earnings per share calculation because the options’ exercise prices were greater than the average market price during the quarter and to include such securities would be antidilutive.

(3)	Options to purchase 7,385,000 shares in 2002 at an average price of $56.29 have been excluded from the diluted earnings per share calculation because to include such securities would be antidilutive.

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

	Quarters Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2003	2002	2003	2002
Net income, as reported	$28,577	$2,446	$126,347	$186,271
Add: Stock-based compensation expense included in reported net income, net of taxes	1,134	973	3,375	3,078
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes	(5,424)	(5,066)	(15,815)	(15,564)

Adjusted net income (loss)	$24,287	($1,647)	$113,907	$173,785

Basic earnings (loss) per share:
As reported	$.35	$.03	$1.55	$2.22
Adjusted	.30	(.02)	1.40	2.07
Diluted earnings (loss) per share:
As reported	$.35	$.03	$1.54	$2.21
Adjusted	.30	(.02)	1.39	2.06

The following table provides the estimated fair value under the Black-Scholes option-pricing model of each option granted in the first quarter of 2003 and 2002, and the significant weighted-average assumptions used in their determination.

	Fair Value	Risk-Free Interest Rate	Dividend Yield	Expected Life	Volatility
Stock Options
2003	$13.13	3.0%	2.2%	5.0 years	28.0%
2002	$13.55	4.4%	2.3%	5.0 years	25.7%

10. Comprehensive Income

Comprehensive income was computed as follows:

	Quarters Ended September 30		Nine Months Ended September 30
(in thousands)	2003	2002	2003	2002
Net income	$28,577	$2,446	$126,347	$186,271
Add: change in
Cumulative translation adjustment	703	767	2,405	(64)
Unrealized (loss) gain on hedging	(1,241)	(893)	(513)	1,184
Unrealized gain (loss) on investments	864	(589)	1,863	1,681

Comprehensive income	$28,903	$1,731	$130,102	$189,072

11. Pending Transactions

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

12. Business Segments

The company reports the results of its operations in three segments: print publishing, electronic publishing and community newspapers. In addition, the company reports certain administrative activities under the corporate segment.

Print publishing, which is largely comprised of the global operations of The Wall Street Journal, produces business and financial content worldwide. This content is published primarily in the U.S., Europe, Asia and Latin America editions of The Wall Street Journal and in U.S. television through a licensing arrangement with CNBC. The company manages the global Journal operations as one segment as their products comprise the global Journal brand, and there are significant interrelationships within the editions including global management, shared news flows and workforce and a global advertising customer base and pricing. U.S. television, which represents a licensing agreement with NBC to provide branding, news content and on-air expertise to CNBC, is a further extension of the Journal brand and the content it produces. The company also includes the operations of Barron’s within print publishing instead of reporting them separately because of its relative immateriality to the company’s results on a consolidated basis and because it shares similarities with the global Journal operations.

Print publishing accounted for approximately 57% of third quarter 2003 revenues, while the electronic publishing and community newspapers segments accounted for approximately 21% and 22%, respectively. The company’s overall performance is largely dependent on the operating performance of the global Wall Street Journal (including its extended U.S. Television brand and content).

Electronic publishing includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites as well as the company’s licensing/business development and radio/audio businesses. Revenues in the electronic publishing segment are mainly subscription based. The community newspapers segment publishes 15 daily newspapers, 12 Sunday papers and more than 30 weeklies and shoppers in 9 states in the U.S.

	Quarters Ended September 30		Nine Months Ended September 30
(in thousands)	2003	2002	2003	2002
Revenues:
Print publishing	$213,586	$205,342	$662,295	$702,647
Electronic publishing	79,352	75,173	238,551	231,586
Community newspapers:
Comparable operations	72,526	71,894	208,302	205,917
Divested/newly-acquired operations	10,482		18,614	22,174

Consolidated revenues	$375,946	$352,409	$1,127,762	$1,162,324

Income before income taxes and minority interests:
Print publishing	$(11,491)	$(18,005)	$(10,598)	$(21,615)
Electronic publishing	17,098	13,580	50,012	43,971
Community newspapers:
Comparable operations	19,364	20,554	51,747	54,590
Divested/newly-acquired operations	2,402		4,100	5,255
Corporate	(10,557)	(8,165)	(26,050)	(26,876)

Segment operating income*	16,816	7,964	69,211	55,325
Restructuring charges and September 11 related items, net			18,408	(11,098)

Consolidated operating income	16,816	7,964	87,619	44,227

Equity in (losses) earnings of associated companies	(16)	(674)	306	(17)
Gain on resolution of Telerate sale loss contingency			59,821
Gain on sale of businesses				197,925
Contract guarantee	(2,306)	(2,901)	(7,375)	(9,120)
Other income/(deductions), net	7,852	(690)	7,558	(2,125)

Income before income taxes and minority interests	$22,346	$3,699	$147,929	$230,890

Depreciation and amortization (D&A):
Print publishing	$16,312	$18,818	$51,700	$55,058
Electronic publishing	6,543	6,363	20,121	19,794
Community newspapers:
Comparable operations	2,502	2,722	7,843	8,318
Divested/newly-acquired operations	630		1,156	681
Corporate	171	240	431	719

Consolidated D&A	$26,158	$28,143	$81,251	$84,570

*	Restructuring charges and the gain from the business interruption insurance claim related to the September 11 terrorist attacks are not included in segment expenses as management evaluates segment results exclusive of these items.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue and operating results improved across all business segments in the third quarter, buoyed by strong advertising linage gains in September at the U.S. Wall Street Journal and its international editions. U.S. Wall Street Journal advertising linage for the quarter was up 7.1%, as a 29.4% gain in September more than offset declines during the months of July and August. The U.S. Journal posted linage increases in each of its major advertising categories in September and for the first time since the third quarter of 2000, quarterly advertising linage increased. Color advertising also showed strong gains, up 62% for the quarter at the U.S. Journal, as advertisers continue to pay premium rates to take advantage of the company’s high quality color advertising in order to reach an attractive and unique audience. Also contributing to the improved revenue and results in the third quarter were results from the acquisition of the Stockton Record, continued cost management and other business improvements as part of Business Now, the company’s long-range strategic plan.

Results of Operations

Third Quarter 2003 Compared To Third Quarter 2002

Net income for the third quarter of 2003 was $28.6 million, or $.35 per diluted share, compared with third quarter 2002 earnings of $2.4 million, or $.03 per share (all “per share” amounts included herein are based on reported net income and use diluted weighted-average shares outstanding). Net income in both the third quarter of 2003 and 2002 included a $.03 per share charge to accrete discount on the reserve established in 2000 to cover potential contract guarantee obligations to Cantor Fitzgerald. The third quarter of 2003 also included a net gain of $.24 per share primarily related to the completion of an IRS tax audit of the company’s 1995 through 1998 tax periods. These items are detailed further beginning on page 19. Historically, advertising linage levels and earnings are seasonally lowest in the third quarter of the year.

Third quarter revenues increased 6.7%, to $375.9 million, on advertising revenue gains at the domestic and international Wall Street Journal editions, as well as incremental revenues as a result of acquisitions of community newspaper properties and gains at the electronic publishing segment. On a “same property” basis, meaning excluding Ottaway properties divested or acquired in the past 12 months, total revenue was up 3.7%. Information services revenues increased 3.1%, reflecting strong revenue growth at Consumer Electronic Publishing and Dow Jones Indexes/Ventures, somewhat offset by a modest decline in Newswires revenue. Circulation and other revenue declined 2.2%, primarily reflecting lower circulation revenue.

Third quarter operating expenses increased $14.7 million, or 4.3%, to $359.1 million, primarily reflecting an increase in expenses from acquired community newspaper properties ($8.1 million), higher newsprint expense ($1.3 million) and to a lesser extent higher pension costs and severance costs from a minor workforce reduction. Depreciation and amortization expense declined 7.1%, to $26.2 million, largely the result of reduced capital spending over the past two years. Newsprint expense, on a same-property basis, was up 5.2%, as a 13.1% increase in newsprint prices was partially offset by a 7% decrease in consumption. At the end of September 2003, the number of full-time employees was about 6,950. On a same property basis, headcount at the end of the third quarter 2003 was down 5% versus last year and 17% below the first quarter of 2001.

Third quarter 2003 operating income of $16.8 million (4.5% of revenues) was more than double 2002 operating income of $8 million (2.3% of revenues) reflecting improvements across all business segments.

Nine Months Ended September 30, 2003 Compared To Nine Months Ended September 30, 2002

Net income for the first nine months of 2003 was $126.3 million, or $1.54 per share, compared with earnings in 2002 of $186.3 million, or $2.21 per share. Included in net income were certain items affecting comparisons, which netted to a gain of $1.02 per share in 2003 and a gain of $1.81 per share in 2002. These items are detailed beginning on page 18.

Revenues for the first nine months of 2003 declined 3%, to $1.1 billion, primarily the result of a weak advertising and business environment for most of this year and a net reduction in revenue as a result of divested community newspaper properties. Information services revenues increased 1.3%, as strong revenue growth at Consumer Electronic Publishing and Dow Jones Indexes/Ventures was offset by a decline in Newswires revenue. Circulation and other revenue was down 3.3%. On a same property basis, circulation and other revenue was down 2.1%, reflecting declines in circulation revenue and lower outside contract printing revenues.

Expenses for the first nine months of 2003 were down $78.0 million, or 7%, to $1 billion. The reduction in expenses primarily reflected cost saving initiatives ($28 million); a favorable comparison ($30 million) as 2003 operating expenses included a gain on the settlement of a business interruption insurance claim, while 2002 included a restructuring charge; lower Today’s Journal costs, predominately launch marketing spent in 2002 ($18 million); and a net reduction in expenses as a result of divested community newspaper properties ($2 million).

Operating income for the first nine months of 2003 was $87.6 million (7.8% of revenues), which was nearly double nine-month 2002 operating income of $44.2 million (3.8% of revenues), reflecting the gain on the settlement of the business interruption insurance claim, a favorable comparison to the restructuring charge in 2002 as well as continued cost containment efforts that more than offset the 3% decline in revenue.

Segment Data

The company reports the results of its operations in three segments: print publishing, electronic publishing and community newspapers. The company’s business and financial news and information operations are reported in two segments: print publishing and electronic publishing. The company also produces general interest content for small regional communities throughout the U.S., the operating results of which are reported in the community newspapers segment. In addition, the company reports certain administrative activities under the corporate segment.

Print Publishing

Print publishing, which is largely comprised of the global operations of The Wall Street Journal, produces business and financial content worldwide. This content is published primarily in the U.S., Europe, Asia and Latin America editions of The Wall Street Journal and in U.S. television through a licensing arrangement with CNBC. The company manages the global Journal operations as one segment as their products comprise the global Journal brand, and there are significant interrelationships within the editions including global management, shared news flows and workforce and a global advertising customer base and pricing. U.S. television, which represents a licensing agreement with NBC to provide branding, news content and on-air expertise to CNBC, is a further extension of the Journal brand and the content it produces. The company also includes the operations of Barron’s within print publishing instead of reporting them separately because of its relative immateriality to the company’s results on a consolidated basis and because it shares similarities with the global Journal operations.

Print publishing accounted for approximately 57% of third quarter 2003 revenues. The company’s overall performance is largely dependent on the operating performance of the global Wall Street Journal (including its extended U.S. television brand and content). U.S. television contributes a significantly higher operating margin than the publications within the segment since it largely represents incremental revenue for the global Journal content and branding.

As part of the company’s “Business Now” plan, the company announced in the third quarter that beginning in 2004, editing operations will be integrated to form a 24-hour Global News Desk that will be responsible for serving all of the company’s editions in Asia, Europe and the U.S.

	Quarters Ended September 30		Nine Months Ended September 30
(in thousands)	2003	2002	2003	2002
Revenues
U.S. Publications:
Advertising	$129,790	$119,322	$406,745	$435,040
Circulation and other	63,562	67,505	197,274	203,194

International Publications:
Advertising	12,138	10,020	33,272	37,467
Circulation and other	8,096	8,495	25,004	26,946

Total revenues	213,586	205,342	662,295	702,647
Expenses*	225,077	223,347	672,893	724,262

Operating loss*	$(11,491)	$(18,005)	$(10,598)	$(21,615)

Operating margin	(5.4)%	(8.8)%	(1.6)%	(3.1)%

Included in expenses:
Depreciation and amortization	$16,312	$18,818	$51,700	$55,058

*	Restructuring charges and the gain from the business interruption insurance claim related to September 11 are not included in segment expenses as management evaluates segment results exclusive of these items. For information purposes, restructuring charges and the gain from the business interruption insurance claim allocable to the print publishing segment were a gain of $17,422 for the 2003 nine month period and a charge of $8,310 for the 2002 nine month period.

	Quarters Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Statistical information:
Advertising volume year-over-year percentage change

The Wall Street Journal linage
General	12.5%	(13.6)%	(1.8)%	(11.7)%
Technology	12.0	(10.5)	(7.8)	(30.6)
Financial	(12.8)	(17.8)	(23.0)	(31.5)
Classified	10.5	(4.1)	12.3	(9.7)
Total U.S. Journal linage	7.1	(12.0)	(4.7)	(20.5)

The Asian Wall Street Journal linage	29.0	(2.9)	8.7	(32.6)
The Wall Street Journal Europe linage	23.6	(10.0)	16.2	(31.4)
Barron’s pages	(8.9)	3.3	(16.7)	(13.0)

Third Quarter 2003 Compared To Third Quarter 2002 - Print Publishing

Third quarter 2003 revenue increased 4%, to $213.6 million, driven by strong advertising gains at the U.S. and international Journal editions. Advertising linage for The Wall Street Journal increased 7.1% for the quarter, with ad linage in September up 29.4% after declines of 4.4% and 10.0% in July and August, respectively. Linage at the international editions of the Journal increased 26.3% (up 44.1% in September, with one extra issue in both the European and Asian editions). Barron’s advertising linage declined 8.9% in the quarter (up 4.1% in September). U.S. television licensing revenue was flat.

General advertising, which represented about 41% of total U.S. Journal linage, increased 12.5%, reflecting increases in travel, professional services, insurance, health care and media advertising, more than offsetting declines in apparel, office products, auto and public utility advertising. Technology advertising, which represented 21% of total U.S. Journal linage, increased 12% in the quarter (with a very strong gain of 60.7% in September). The increase in technology advertising in the quarter largely reflected improvements in software and communications advertising. Financial advertising, which accounted for 16% of total U.S. Journal linage, fell 12.8% in the quarter with July down 14.2%, August down 40.3% and September up 9.5%, as strong improvements in wholesale advertising were more than offset by declines in retail investment advisory advertising and tombstone advertising. Classified advertising linage, which represented 22% of total U.S. Journal linage, increased 10.5% driven by improvements in real estate and other classified advertising. Color advertising, which is billed at a premium, increased 62% reflecting strong increases throughout the quarter.

Circulation and other revenue for the U.S. print publications decreased 5.8%, primarily reflecting lower circulation revenue as a result of discount offers required in this difficult economic climate and a deflationary print subscription price environment. Average circulation for the third quarter of 2003 for The Wall Street Journal was 1,750,000 compared with circulation of 1,794,000 in the third quarter of 2002. Barron’s average circulation was 323,000 in the quarter, up from 304,000 in the third quarter 2002. International print circulation and other revenues fell 4.7%, as a result of modest declines in circulation revenue, outside printing contracts and conference revenue. Combined average circulation for the International Journals was 165,000 in the third quarter of 2003 compared with 159,000 in the third quarter of 2002.

Print publishing expenses increased .8% in the quarter, to $225.1 million, as higher marketing spending, distribution costs, newsprint and modest severance costs were somewhat offset by lower employee compensation costs and depreciation expense. Newsprint expense was up 3.9% as a result of a 12.2% increase in newsprint prices partially offset by a 7.4% decrease in consumption. The number of full-time employees in the print publishing segment was down 6.1% from September 30, 2002.

As a result, print publishing’s third quarter 2003 operating loss of $11.5 million improved 36% from the third quarter 2002 loss of $18 million, as losses at the Journal editions were somewhat offset by modest income from U.S. television. The 36% improvement in operating performance reflected improved results at the U.S. Journal partially offset by increased losses at the international editions and reduced profitability at U.S. television. As discussed earlier, advertising linage is typically at its lowest level in the third quarter of the year.

Nine Months Ended September 30, 2003 Compared To Nine Months Ended September 30, 2002 – Print Publishing

Print publishing revenue was down 5.7%, to $662.3 million, reflecting the challenging advertising environment for most of this year. Advertising revenues from U.S. publications declined 6.5% reflecting a 4.7% linage decline at The Wall Street Journal and a 16.7% decline in advertising pages at Barron’s. International print advertising revenues were down 11%. Total combined international advertising linage was up 12.4% (12.1% on a per issue basis), however, revenues declined primarily as a result of discounts related to the global ad sales program launched last summer. Print publishing circulation and other revenues declined 3.4%.

Operating expenses were down 7.1%, to $672.9 million, reflecting ongoing cost containment efforts, reduced Today’s Journal costs and lower newsprint expenses. Newsprint expense was down 2.5%, as a 10.6% decline in consumption more than offset a 9% price increase.

As a result, print publishing operating loss through September 2003 was $10.6 million, compared with an operating loss of $21.6 million in the first nine months last year as significant losses at the international editions were somewhat offset by modest profits at the U.S. Journal and at U.S. television operations. The improvement in operating performance reflected improved results at the U.S. Journal partially offset by increased losses at the international editions and reduced profitability at U.S. television.

Electronic Publishing

Electronic publishing includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites as well as the company’s licensing/business development and radio/audio businesses. Revenues in the electronic publishing segment are mainly subscription-based. Electronic publishing represented about 21% of third quarter 2003 revenues.

On September 2, 2003, the company purchased Technologic Partners, a closely held publications and events firm for $2.7 million. Technologic Partners, which has eight online newsletters and produces six conference events annually, is being combined with the Newsletters group at Dow Jones Newswires.

	Quarters Ended September 30		Nine Months ended September 30
(in thousands)	2003	2002	2003	2002
Revenues
Dow Jones Newswires:
North America	$42,739	$43,676	$127,971	$134,323
International	10,920	10,635	32,171	33,670

Total Newswires	53,659	54,311	160,142	167,993
Consumer Electronic Publishing	16,254	13,179	49,207	40,375
Dow Jones Indexes/Ventures	9,439	7,683	29,202	23,218

Total revenues	79,352	75,173	238,551	231,586

Expenses*	62,254	61,593	188,539	187,615

Operating income*	$17,098	$13,580	$50,012	$43,971

Operating margin	21.5%	18.1%	21.0%	19.0%

Included in expenses:
Depreciation and amortization	$6,543	$6,363	$20,121	$19,794

*	Restructuring charges and the gain from the business interruption insurance claim related to September 11 are not included in segment expenses as management evaluates segment results exclusive of these items. For information purposes, restructuring charges and the gain from the business interruption insurance claim allocable to the electronic publishing segment were a gain of $951 for the 2003 nine month period and a charge of $2,443 for the 2002 nine month period.

	September 30 2003	September 30 2002
Statistical information:
Dow Jones Newswires terminals	289,000	324,000
WSJ.com subscribers	686,000	664,000

Third Quarter 2003 Compared To Third Quarter 2002 – Electronic Publishing

Electronic publishing revenues increased 5.6%, to $79.4 million, as strong increases in Consumer Electronic Publishing and Dow Jones Indexes/Ventures revenues more than offset lower Newswires revenue. Dow Jones Newswires revenue fell 1.2% from the third quarter of 2002, primarily reflecting a decrease in retail revenue due to contraction in the North American securities industry partially offset by an increase in newsletters revenue as a result of the purchase of Technologic Partners in early September. English-language terminals carrying Dow Jones Newswires at September 30, 2003 were 289,000 compared with 324,000 at September 30, 2002. North American terminals decreased by 41,000, while International terminals increased by 6,000.

Consumer Electronic Publishing revenue increased 23%, as a 33% increase in WSJ.com subscriber revenue driven by last year’s subscription price increase, coupled with a 35% increase in advertising revenue, was somewhat offset by a 23% decline in licensing revenue. At the end of September 2003, the number of WSJ.com subscribers increased 3.3% from a year earlier, to 686,000. Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes and reprints/permissions businesses, increased 23%.

Electronic publishing expenses increased 1.1%, to $62.3 million, resulting from slightly higher marketing costs and depreciation expenses. The number of full-time employees in the electronic publishing segment was down 3.4% from a year ago.

Electronic publishing’s operating income was $17.1 million (21.5% of revenues), an improvement of 26% over third quarter 2002 operating income of $13.6 million (18.1% of revenues). The improvement in both margins and profitability were largely driven by increases in revenues at Consumer Electronic Publishing and Dow Jones Indexes/Ventures.

Nine Months Ended September 30, 2003 Compared To Nine Months Ended September 30, 2002 – Electronic Publishing

Electronic publishing revenues for the first nine months of 2003 improved 3%, to $238.6 million, as strong revenue growth at Consumer Electronic Publishing (22%) and Dow Jones Indexes/Ventures (26%) more than offset lower Newswires revenue (4.7%). Operating expenses increased 0.5%, to $188.5 million, reflecting higher marketing and facilities costs, which were partially offset by the company’s cost containment efforts.

Operating income for the first nine months of 2003 was $50 million (21% of revenues), up 14% from operating income in 2002 of $44 million (19% of revenues) led by gains at Consumer Electronic Publishing and Dow Jones Indexes/Ventures.

Community Newspapers

Community newspapers includes the operations of Ottaway Newspapers, which publishes 15 daily newspapers and over 30 weekly newspapers and “shoppers” in 9 states in the U.S. Community newspapers comprised about 22% of third quarter 2003 revenues.

During the second quarter of 2003, the company’s Ottaway Newspapers subsidiary acquired The Record of Stockton California, enhancing the company’s community newspaper portfolio. Prior to the acquisition, The Stockton Record Group reported 2002 revenues of $37 million and operating profits of $9.6 million. The Record has daily paid circulation of 59,985 and Sunday circulation of 70,732.

	Quarters Ended September 30		Nine Months Ended September 30
(in thousands)	2003	2002	2003	2002
Revenues
Advertising
Comparable operations	$51,869	$51,352	$149,247	$146,844
Divested/newly-acquired operations	8,879		15,692	15,707

Total advertising	60,748	51,352	164,939	162,551

Circulation and other
Comparable operations	20,657	20,542	59,055	59,073
Divested/newly-acquired operations	1,603		2,922	6,467

Total circulation and other	22,260	20,542	61,977	65,540

Total revenues	83,008	71,894	226,916	228,091

Expenses
Comparable operations	53,162	51,340	156,555	151,327
Divested/newly-acquired operations	8,080		14,514	16,919

Total segment expenses	61,242	51,340	171,069	168,246

Operating income
Comparable operations	19,364	20,554	51,747	54,590
Divested/newly-acquired operations	2,402		4,100	5,255

Total operating income	$21,766	$20,554	$55,847	$59,845

Operating margin
Comparable operations	26.7%	28.6%	24.8%	26.5%
Divested/newly-acquired operations	22.9		22.0	23.7

Included in expenses:
Depreciation and amortization
Comparable operations	$2,502	$2,722	$7,843	$8,318
Divested/newly-acquired operations	630		1,156	681

	Quarters Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Statistical information:
Advertising volume year-over-year percentage change
Dailies	(2.5)%	(2.6)%	(2.0)%	(3.0)%
Non-Dailies	2.4	(6.6)	1.8	(3.6)
Overall	(1.7)	(3.3)	(1.4)	(3.1)

*	Percentage excludes divested/newly-acquired operations.

Third Quarter 2003 Compared To Third Quarter 2002 - Community Newspapers

Community newspapers third quarter revenue was up 15%, to $83 million, primarily reflecting incremental revenue as a result of newly acquired newspapers. On a “same property” basis, revenue increased 0.9%. Same property advertising revenue was flat as modest rate increases were offset by a 1.7% decline in advertising linage. Same property circulation and other revenue increased slightly and average daily circulation was about 384,000 in 2003 and 394,000 in 2002.

Community newspapers expenses increased 19.3%, to $61.2 million, reflecting in part newly acquired properties. On a same property basis, operating expenses increased 3.5%, as a result of higher employee benefit costs and an increase in newsprint expense. Newsprint expense, on a same property basis, increased 10% as a result of a 16.5% increase in newsprint prices offset in part by a 5.6% reduction in consumption. The number of full-time employees in the community newspapers segment was up 15% from a year ago, reflecting acquisitions (on a same property basis headcount was down 1.1%).

Operating income was $21.8 million (26.2% of revenues), compared with income last year of $20.6 million (28.6% of revenues). On a same property basis, operating income of $19.4 million (26.7% of revenues) decreased 5.8% from $20.6 million (28.6% of revenues) a year earlier.

Nine Months Ended September 30, 2003 Compared With Nine Months Ended September 30, 2002 – Community Newspapers

Community newspaper revenues for the first nine months of 2003 were down 0.5%, to $226.9 million. On a same property basis, revenues were up 1.2%, reflecting higher advertising preprint revenues and increased rates somewhat offset by a 1.4% decline in advertising linage. Expenses for the first nine months of 2003 were up 1.7%, to $171.1 million. On a same property basis, operating expenses increased 3.5%, as a result of higher employee salary and benefit costs as well as an increase in newsprint costs. Newsprint expenses increased 5.9%, as a 4% decline in consumption was more than offset by a 10.2% increase in newsprint prices.

Community newspapers operating income for the first nine months of 2003 was $55.8 million (24.6% of revenues), down 6.7% from last year’s operating income of $59.8 million (26.2% of revenues). On a same property basis, operating income of $51.7 million (24.8% of revenues) was 5.2% below 2002 operating income of $54.6 million (26.5% of revenues).

Certain Items Affecting Comparisons

The following table summarizes certain items affecting comparisons for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30
(in millions, except per share amounts)	2003			2002
	Operating	Net	EPS	Operating	Net	EPS
Included in operating income:
Restructuring charges (b)				$(11.1)	$(6.3)	$(.07)
Gain from business interruption insurance claim (b)	$18.4	$11.1	$.14
Included in non-operating income:
Contract guarantee (a)		(7.4)	(.09)		(9.1)	(.11)
Gain on resolution of Telerate sale loss contingencies (c)		59.8	.73
Sale of ONI properties (d)					164.1	1.94
CNBC International gain (e)					3.9	.05
Special income tax matters (f)		19.5	.24

Total	$18.4	$83.0	$1.02	$(11.1)	$152.6	$1.81

(a) Contract Guarantee:

Under the terms of the company’s 1998 sale of Telerate to Bridge Information Systems, Inc. (Bridge), Dow Jones retained its guarantee of payments under certain circumstances of certain minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC). The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions. Bridge agreed to indemnify Dow Jones for any liability Dow Jones incurred under the contract guarantee with respect to periods subsequent to Bridge’s purchase of Telerate. In 2000, based in part on uncertainty about Bridge’s solvency as well as other factors, the company established a reserve of $255 million representing the net present value of the total estimated payments from 2001 through October 2006, using a discount rate of 6%.

Earnings in 2003 and 2002 have included charges related to the accretion of the discount on the reserve balance. These charges totaled $2.3 million and $2.9 million in the third quarters of 2003 and 2002, respectively. For the first nine months of 2003 and 2002, charges related to the accretion of discount totaled $7.4 million and $9.1 million, respectively.

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

(b) Restructuring charges and September 11 items, net:

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

(c) Gain on resolution of Telerate sale loss contingencies:

In the first quarter of 2003, the company recorded a gain of $59.8 million ($.73 per diluted share) on the resolution of certain loss contingencies resulting from the sale of its former Telerate subsidiary to Bridge. The reserve for loss contingencies was established as part of the loss on sale of Telerate in 1998 and related to various claims that arose out of the Stock Purchase Agreement, including a purchase price adjustment related to working capital, an indemnification undertaking and other actual and potential claims and counter-claims between the company and Bridge. In February 2001, Bridge declared bankruptcy. In March 2003, these matters were resolved by the bankruptcy court, and the company’s contingent liabilities were thereby extinguished.

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

(e) Gains in equity in earnings (losses) of associated companies:

The second quarter of 2002 included gains at CNBC Asia of $3.9 million ($.05 per diluted share) which consisted of a $2.5 million gain from the favorable settlement of a contractual obligation and a $1.4 million gain from the sale of an investment by CNBC Asia.

(f) Special income tax matters:

In the third quarter of 2003, the Internal Revenue Service (“IRS”) completed its audit of the company’s tax returns for the 1995 through 1998 tax periods, which had been amended for additional tax refunds. In October 2003, the company received notification that the Congressional Joint Committee on Taxation had approved these claims for tax refunds of approximately $24 million. The company expects to receive these refunds plus interest of approximately $6.7 million in the fourth quarter of 2003. Pursuant to the settlement of these claims, in the third quarter of 2003, the company released $25 million of tax provisions no longer needed for loss contingencies and recorded interest income of $6.7 million ($4.0 million, net of taxes). The company also recorded a provision of $9.5 million in the third quarter for loss contingencies relating to recent developments in certain other tax matters. The net effect of these items was an increase in net income of $19.5 million, or $.24 per share.

Equity in Earnings (Losses) of Associated Companies

In the third quarter of 2003, the company’s share of equity in losses of associated companies was roughly break-even, compared with losses of $0.7 million last year. Improved results at CNBC International and F.F. Soucy were offset by declines at Factiva. Equity in earnings of associated companies for the first nine months of 2003 was $0.3 million compared with near break even results in the first nine months of 2002, primarily as a result of improvements at SmartMoney and F.F. Soucy offset by declines at Factiva.

Other Income/Deductions, net

Investment income, net of interest expense totaled $6.6 million for the third quarter of 2003 compared with net interest expense of $.4 million in the third quarter of 2002. The current year included $6.7 million of interest income from the anticipated 1995-1998 IRS tax refund. Other, net for the third quarter of 2003 totaled a gain of $1.3 million compared with a loss of $.3 million in 2002, largely reflecting foreign exchange gains in 2003 versus some miscellaneous foreign exchange losses in 2002.

Income Taxes

The following table presents the effective income tax rates, net of minority interests, for the quarters and nine months ended September 30, 2003 and 2002:

	Quarters Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Effective income tax rate	(25.3)%	59.3%	15.3%	21.7%
Effective income tax rate, excluding items identified in table on page 18	38.2%	40.0%	39.5%	40.0%

The effective tax rates were affected by certain capital loss/gain transactions that occurred during all periods. In addition, the third quarter of 2003 included net tax benefits primarily as a result of the completion of the federal audit of the 1995 through 1998 tax periods. The effective tax rate in the third quarter 2003 also included a small state tax refund.

The following is a reconciliation of the effective tax rate:

	Quarters Ended September 30
	2003			2002
(dollars in millions)	Income Taxes	Pretax Income	Effective Tax Rate	Income Taxes	Pretax Income	Effective Tax Rate
Reported	$(5.8)	$22.8	(25.3)%	$3.6	$6.0	59.3%
(net of minority interests)

Adjusted to remove:
Cantor guarantee		(2.3)			(2.9)
Special income tax matters	(12.8)	6.7

Adjusted	$7.0	$18.4	38.2%	$3.6	$8.9	40.0%

	Nine Months Ended September 30
	2003			2002
(dollars in millions)	Income Taxes	Pretax Income	Effective Tax Rate	Income Taxes	Pretax Income	Effective Tax Rate
Reported	$22.8	$149.2	15.3%	$51.8	$238.0	21.7%
(net of minority interests)

Adjusted to remove:
Restructuring charges, net of minority interests				(4.5)	(10.8)
Gain from business interruption insurance claim	7.3	18.4
Cantor guarantee		(7.4)			(9.1)
Gain on resolution of Telerate sale loss contingencies		59.8
Sale of ONI properties				33.8	197.9
CNBC International gains					3.9
Special income tax matters	(12.8)	6.7

Adjusted	$28.3	$71.7	39.5%	$22.5	$56.1	40.0%

In the first quarter of 2003, as a result of changes to Internal Revenue Service (IRS) guidelines in 2002, the company amended its 1998 U.S. Corporate income tax return to include an additional capital loss of about $550 million on its sale of Telerate. Factoring in the amended capital loss, the company had available approximately $1.3 billion of capital loss carryforward (a deferred tax asset of about $500 million, which was fully reserved). About $1 billion of this loss carryforward is recognized for tax purposes, with about $852 million expiring at the end of 2003 and $157 million expiring in 2006. The remaining $272 million of capital loss carryforward, which primarily relates to the Cantor contract guarantee obligation, will be recognized for tax purposes only to the extent, if any, that the company is required to make payment. If the company is required to make such payment, the resulting loss carryforward will be available for use five years from the year it is recognized.

As of September 30, 2003, the company could not conclude that it was more likely than not it would realize any net tax savings from capital loss carryforwards prior to their expiration and believes the full valuation allowance reserve was appropriate at September 30, 2003. The company has been aggressively evaluating opportunities to utilize these capital loss carryforwards prior to their expiration. While the company was able to utilize $190 million of capital loss carryforwards to offset capital gains on the sale of five Ottaway properties in 2002, there has not been another meaningful strategy that is both financially attractive and compatible with the company’s criteria for wholly transparent, understandable and conservative financial management. As a result, it is likely that the company will not utilize the carryforwards that are set to expire in 2003.

Minority Interests in Losses of Subsidiaries

Minority interests in losses of subsidiaries was $.5 million in the third quarter of 2003 compared with $2.3 million in the third quarter of 2002 and $1.3 million for the nine months ended 2003 compared to $7.1 million for the like period 2002, predominantly reflecting the pending transaction with the von Holtzbrinck Group to reduce their ownership of The Wall Street Journal Europe. Although the transaction has not been finalized, the company is funding Wall Street Journal Europe losses at the ninety-percent level as of January 1, 2003.

Liquidity and Capital Resources

Cash Flow Summary

	Nine Months Ended September 30
(in millions)	2003	2002
Net cash provided by operating activities	$144.6	$50.6
Net cash (used in) provided by investing activities	(193.2)	185.7
Net cash provided by (used in) financing activities	31.4	(232.9)

(Decrease) increase in cash and cash equivalents	(17.2)	3.4
Cash and cash equivalents at beginning of year	39.3	21.0

Cash and cash equivalents at September 30	$22.1	$24.4

Cash provided by operating activities for the first nine months of 2003 was $144.6 million, which was an improvement of $94 million from net cash provided by operations of $50.6 million in the same period last year. The improvement was primarily the result of higher operating income and lower income tax payments. The company’s federal income taxes that were normally due on September 15 and December 15, 2001, were deferred to January 15, 2002, as the Internal Revenue Service offered relief of these payments for taxpayers that were affected by the September 11 terrorist attacks on the World Trade Center.

Net cash used in investing activities was $193.2 million in the first nine months of 2003 primarily reflecting the acquisition of The Stockton Record, capital expenditures of $37.2 million and the funding of equity investees. In the first nine months of 2002, net cash provided by investing activities totaled $185.7 million, primarily reflecting proceeds of about $248 million from the sale of the five Ottaway properties, offset by capital expenditures of $63.8 million.

Net cash provided by financing activities for the first nine months of 2003 was $31.4 million. Sources of cash from financing activities in 2003 included a net increase in debt of $100.6 million, primarily to fund the purchase of The Stockton Record, as well as the receipt of $6.1 million from a minority shareholder to fund a subsidiary, net of distributions and $7 million from sales under stock compensation plans. Cash outlays included the payment of $61.2 million in dividends to shareholders and the repurchase of shares of treasury stock for $21.1 million. Net cash used in financing activities in the first nine months of 2002 was $232.9 million, as the company used the proceeds from the sale of the five Ottaway properties during the first half of 2002 to reduce its debt by $77 million and purchase shares of treasury stock for $112.3 million. Also in 2002, the company paid $63.1 million in dividends and received $13.8 million from sales under stock compensation plans and $5.7 million from a minority shareholder in a subsidiary.

As previously disclosed, in 2000 the company established a reserve for the present value of the total estimated payments through October 2006 in connection with Dow Jones’ guarantee of certain minimum payments for data acquired by Dow Jones’ former Telerate subsidiary from Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC). Bridge Information Systems, Inc., which purchased Telerate in 1998, is currently in bankruptcy but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC. The company is now in litigation with Cantor and MDC with respect to their claims for amounts allegedly due under the contract guarantee. The company has various substantial defenses to these claims and the litigation is proceeding.

As of September 30, 2003, the balance of the reserve for the contract guarantee was $251.6 million. The company has classified $151.2 million of this reserve as current based on the original due dates of the contract. Due to the stage of the lawsuit at September 30, 2003, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced. Accordingly, the company believes the balance of the reserve continues to be appropriate.

As discussed earlier, in the fourth quarter of 2003, the company expects to receive about $30 million of tax refunds and related interest as a result of the completion of the federal audit of the 1995 through 1998 tax periods. The company expects to use these proceeds to fund pension obligations and to reduce debt.

The company expects its cash from operations to be sufficient to meet its normal recurring operating commitments, fund capital expenditures and pay dividends. If necessary, the company’s liquidity requirements may be funded through the issuance of commercial paper, which is supported by a $400 million revolving credit agreement with several banks. In June 2003, the company renewed its revolving credit agreements with a consortium of banks. Under these agreements, the company can borrow up to $400 million, $130 million through June 21, 2004 and $270 million through June 24, 2006. The terms are essentially the same as the prior agreement. As of September 30, 2003, the company’s commercial paper balance was $193.6 million, which is classified as long-term as it is the company’s intent to refinance such debt on a long-term basis. The company has temporarily suspended its share repurchase program to utilize excess cash flow to reduce its debt.

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

Information Relating To Forward-Looking Statements

This document contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to: the cyclical nature of the company’s business and the strong negative impact of economic downturns on advertising revenues; the negative impact on the company’s core advertising market-business-to-business advertising-caused by weak corporate profits, corporate scandals that have resulted in damage to business, investor and public confidence; the risk that the current weak advertising market, particularly in the financial and technology segments, will not improve or will improve very slowly or only to a limited extent; the risk that the company will not benefit from or will only benefit to a limited extent from any improvement in the advertising market in the face of competition from other national business magazines, television, trade publications and other publications and services; the company’s ability to limit and manage expense growth, especially in light of its prior cost-cutting and its planned growth initiatives, without harming its growth prospects; the extent to which the company is required to perform under the guarantee to Cantor Fitzgerald Securities and Market Data Corporation, and other uncertainties relating to liability under this guarantee; the intense competition the company’s existing products and services face in the markets for financial news and information and advertising revenues from newspapers, specialized magazines, free and paid Internet publications and services, news services, financial television programming and other new media; the company’s ability to expand and diversify its market segment focus beyond financial and technology and the challenge it will face in attempting to become a leading presence in new market segments, such as health care, automotive, telecom, and high-end consumer goods, where competing publications and services, such as specialty and trade magazines, have already established themselves; the risk that the company’s initiatives to attract more consumer advertising, and other diversified advertising, to The Wall Street Journal will not succeed; the competition the company will face in introducing new products and services in the business-to-business market from already existing newsletters, trade publications, research reports and services; with respect to circulation, the declining frequency of regular newspaper buying by young people who are potential readers of the company’s publications; with respect to Newswires, the challenges the company will face in promoting its NewsPlus enhancement and in launching the next stages of its “Newswire of the Future” initiative, in the face of competing resources for in-depth news analysis; with respect to Newswires and other subscription-based products and services, the negative impact of business consolidations and layoffs in the financial services industry on sales of the company’s products and services; with respect to Newswires, the challenges the company faces in striving to increase its international revenues given the competition from and subscribers’ desire for, local language news services; with respect to Newswires, risks concerning the financial viability of the Moneyline Telerate business, with which Newswires has entered into a bundling arrangement that is important to Newswires’ international revenues; with respect to Newswires, competition from other independent news service providers and the risk that distributors of Newswires products may elect to distribute only their own news services; the company’s ability to find strategic and financially attractive core-business acquisition opportunities; the company’s ability to leverage its brands to develop new business opportunities and to generate advertising and other revenues from these products; the company’s ability to achieve strategic alliances and to improve the growth and profitability of existing strategic alliances; with respect to the company’s community newspapers business, its ability to maintain or grow margins and to strengthen its portfolio of newspaper properties, particularly given the difficulty of finding quality newspaper properties to acquire; the degree to which the company’s Personal Journal is able to generate new advertising revenues from diversified markets, such as health care, automotive and consumer goods; the extent to which the recent enhancements to The Wall Street Journal will attract a broader base of readers, subscribers, and advertisers; in light of the weak advertising market and competition, the company’s ability to attract diverse advertisers to place color advertising; the company’s ability to increase its circulation and advertising revenues from its international print publications and to further penetrate overseas markets through print and television products, given the competition from local language publications and television networks and other international publications and television ventures; the ability of WSJ.com to continue to increase revenues through building subscriber and advertiser numbers and to limit expenses; the amount of user traffic on the company’s Internet sites and the pricing of advertising on Internet sites generally; potential increased regulation of online businesses; adverse developments relating to the company’s commitments, contingencies and equity investments; adverse developments relating to changes in tax law or rates; risks related to the potential or actual insolvency or bankruptcy of any of the company’s suppliers, service providers or business partners, including providers of software and software maintenance; the company’s ability to recover from any possible technical, hardware or software failure; the company’s ability to negotiate collective bargaining agreements with its labor unions without work interruptions; the company’s ability to attract and retain qualified personnel if the labor market tightens as a result of an improvement in the economy; cost of newsprint; and such other risk factors as may have been or may be included from time to time in the company’s reports filed with the Securities and Exchange Commission.

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

The company’s commercial paper outstanding of $193.6 million at September 30, 2003 is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates. At September 30, 2003, interest rates outstanding ranged from 1.0% to 1.2%, with a weighted-average of 1.1%.

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

Changes in internal controls over financial reporting

There were no changes in the company’s internal controls over financial reporting that occurred during the three month period ended September 30, 2003 that have materially affected, or are reasonable likely to materially affect, the company’s internal control over financial reporting.

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

Reports on Form 8-K - The following reports were filed on Form 8-K in the third quarter of 2003.

Form 8-K, dated July 15, 2003, Dow Jones & Company Second Quarter 2003 Earnings Release

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOW JONES & COMPANY, INC. (Registrant)

Dated: November 14, 2003	By:	/S/ ROBERT PERRINE
Robert Perrine Chief Accounting Officer and Controller