Form 10-K
period 2003-12-31
DOW JONES & CO INC
filed 2004-03-05
CIK 29924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-7564

DOW JONES & COMPANY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-5034940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 LIBERTY STREET, NEW YORK, NEW YORK 10281

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (212) 416-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $1.00 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Class B Common Stock $1.00 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Aggregate market value of common stock held by non-affiliates of the registrant at January 31, 2004 was approximately $2,515,000,000.

The number of shares outstanding of each of the registrant’s classes of common stock on January 31, 2004: 61,092,024 shares of Common Stock and 20,657,807 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive Proxy Statement for the 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

DOW JONES & COMPANY, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

The Company’s principal executive offices are located at 200 Liberty Street, New York, New York, 10281.

The Company makes available all of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports free of charge through its Internet Web site at www.dowjones.com. These reports are also available on the Securities and Exchange Commission’s Internet Web site at www.sec.gov.

EMPLOYEES

At December 31, 2003, the Company employed 6,975 full-time employees compared with 6,816 full-time employees at December 31, 2002 and 8,077 at December 31, 2001. The reduction in full-time employees from 2001 was largely the result of workforce reductions in 2002 and 2001.

PRINT PUBLISHING

Print publishing, which is largely comprised of the global operations of The Wall Street Journal, produces business and financial content worldwide. This content is published primarily in the U.S., Europe, Asia and Latin America editions of The Wall Street Journal and in U.S. television through a licensing arrangement with CNBC. The editions in the print publishing segment utilize a global management structure with shared news flows and workforce and a global advertising customer base and pricing. U.S. television, which represents a licensing agreement with NBC to provide branding, news content and on-air expertise to CNBC, is a further extension of the Journal brand and the content it produces. Results of the Company’s international television operations are included in equity in earnings (losses) of associated companies.

The Company’s overall performance is largely dependent on the operating performance of the global Wall Street Journal (including its extended U.S. television brand and content). Print publishing revenues and profits are largely dependent on B2B advertising revenue, particularly from the Company’s core financial and technology sectors, which have been depressed from their cyclically high levels in 2000. Advertising volume began to recover in the second half of 2003 but is still below what the Company considers to be normal levels. Revenues of this segment comprise approximately 60% of total Company revenues.

U.S. Publications

The Wall Street Journal, the Company’s flagship publication, is one of the country’s largest daily newspapers with average print circulation of 1,792,000 in 2003. The Journal’s three major national editions are printed at 17 printing plants located throughout the U.S. The Journal also sells regional advertising in 18 regional editions.

The Wall Street Journal has an overall daily print capacity of 96 pages, including 24 pages of color. The Journal includes special sections such as The Personal Journal (“business of life”) section which launched in 2002 and runs every Tuesday, Wednesday and Thursday, and the Weekend Journal section, which runs each Friday and includes pages devoted to travel, wine, sports, shopping, residential real estate and the arts. The Journal also publishes special reports at various times of the year on topics such as technology, personal finance and executive compensation, e-commerce, health and medicine as well as demographically targeted sections devoted to subjects of retirement and small business.

The Journal reaches additional readers through Wall Street Journal Sunday, which focuses on personal finance and careers and is published once a week in the business sections of metropolitan newspapers with combined circulation of about 10.6 million. These branded pages now appear in the Sunday business section of more than 80 community newspapers.

The Journal production process employs electronic pagination and satellite transmission of page images to outlying plants as well as other technologies designed to speed transmission of news and editorial material to printing plants that enables earlier delivery of fresher content to our readers.

The Wall Street Journal is delivered principally in three ways. Each business day, approximately 130,000 copies of the Journal are sold at newsstands. Most home and office subscription deliveries are handled through the Company’s National Delivery Service, Inc. subsidiary. In 2003, the National Delivery Service, which provides early morning delivery, on average delivered about 1.3 million, or 81%, of the Journal’s subscription copies each publishing day. The balance of the Journal’s home and office deliveries is made by second class postal service.

Barron’s, the Dow Jones Business and Financial Weekly, is a weekly magazine with average circulation in 2003 of 297,000 that caters to financial professionals, individual investors and others interested in financial markets. Barron’s is printed in twelve of The Wall Street Journal’s 17 printing plants. It is delivered by second-class postal service and through National Delivery Service. About 67,000 newsstand copies are sold each week.

The Wall Street Journal Classroom Edition is published nine times during the school year and is read by an estimated 785,000 students every month during the academic year in more than 4,900 middle-school and high-school classrooms throughout the U.S. Individuals, organizations and corporations sponsor nearly one-half of all subscriptions and schools sponsor the remainder. The Wall Street Journal Campus Edition is included in college newspapers throughout the U.S. and includes the week’s top business news and feature stories.

International Publications

The Wall Street Journal Europe, which had an average circulation in 2003 of 89,000, is headquartered in Brussels, Belgium and printed in Belgium, Germany, Switzerland, Italy, Spain, the United Kingdom and Israel. It is available on the day of publication in continental Europe, the United Kingdom, the Middle East and North Africa. In 2003, the content of the international editions of the Journal was bolstered with the addition of exclusive news and opinion articles from the Washington Post.

The Asian Wall Street Journal, which had an average circulation of 79,000 in 2003, is headquartered in Hong Kong and printed in Hong Kong, Singapore, Japan, Thailand, Malaysia, Taiwan, the Philippines, Korea and Indonesia. It has the largest advertising market share of any pan-regional business newspaper in Asia. The Asian Wall Street Journal took home the Excellence in Newspapers award, the Excellence in Newspaper Design award, and the Best Opinion Piece in this year’s The Society of Publishers in Asia (SOPA) awards.

The Company also publishes The Wall Street Journal Special Editions, which are a collection of Journal pages in local languages distributed as part of 34 newspapers in 35 countries. The Wall Street Journal Americas, serving Central and South America, is the centerpiece of the Special Editions published in Spanish and Portuguese in 18 leading Latin America newspapers.

The Far Eastern Economic Review is published weekly in Hong Kong and is Asia’s leading English-language business magazine, providing authoritative news and analysis on Asian business, economics and politics. Its circulation in 2003 was about 90,000, which was concentrated in Hong Kong, Malaysia, Singapore and other parts of Southeast Asia, with more than 13,000 copies sold in North America and Europe. In 2003, The Far Eastern Economic Review won in the Specialized Reporting category at the Society of Publishers in Asia awards.

ELECTRONIC PUBLISHING

Electronic publishing includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites as well as the Company’s licensing/business development and radio/audio businesses. Revenues in the electronic publishing segment are mainly subscription based and comprise about 20% of the Company’s revenues.

Dow Jones Newswires

Dow Jones Newswires is the premier provider of real-time business and financial news offering real-time, comprehensive news and information for financial professionals around the world. Its news is displayed on approximately 293,000 English-language terminals worldwide, in addition to some foreign language terminals, providing users with real-time information on equities, fixed income, foreign exchange, commodities and energy. Dow Jones Newswires has a dedicated staff of more than 700 journalists in addition to drawing on the global resources of The Wall Street Journal and the Associated Press (AP). Since 1999, Newswires also distributes selected content on a real-time basis to retail customers of on-line brokers.

Dow Jones News Service is North America’s leading source of business and financial news on U.S. and Canadian companies and markets for brokerage firms, banks, investment companies and other businesses. Capital Markets Report is the Company’s newswire covering the global debt and money markets. Corporate Filings Alert provides real-time news covering Securities and Exchange Commission filings, bankruptcy courts and government agencies.

The Dow Jones Economic Report and the Dow Jones Financial Wire, which are produced outside the United States with contribution from the AP since 1967, provide international economic, business and financial news to subscribers in 58 countries. In addition to these two broad international newswires, the Company and the AP offer specialized wires dedicated to the coverage of European and Asian equities, banking and foreign exchange markets. Other newswires provided in alliance with the AP include the World Equities Report, which serves U.S. institutions investing in international markets.

Dow Jones Newswires also publishes in Chinese, Japanese, Spanish, French, Korean, Portuguese, Dutch, Italian, German and Russian.

In March 2003, the Company implemented Phase I of its Newswire of the Future, Dow Jones News Plus, which is a Web-style product that improves the presentation of the newswires, adding clarity, links, stock quotes and convenience to news feeds. The Company also produces newsletters that cover targeted industries and trading arenas. The largest newsletter, Daily Bankruptcy Review, provides readers with a compendium of large bankruptcy filings throughout the U.S. Other newsletters target niche-investing communities. In 2003, the Company purchased Technologic Partners, a closely held publications and events firm, which has eight online newsletters and produces six conference events annually. Technologic Partners was combined with the Newsletters group within Dow Jones Newswires.

In 2003, Dow Jones Newswires won many accolades including News Provider of the Year, Highest Customer Satisfaction and Best Financial News Service.

Consumer Electronic Publishing

The Wall Street Journal Online (WSJ.com), introduced in 1996, is a paid subscription site on the Internet that offers continuously updated coverage of business news both in the U.S. and abroad. WSJ.com content is created by its own dedicated journalists in conjunction with the global resources of The Wall Street Journal and Dow Jones Newswires. The Wall Street Journal Online has undergone a significant redesign which was launched in January 2002, featuring easier to navigate pages, state-of-the-art personalization and a more reliable and flexible technology platform. This redesign is contributing to increased usage and advertising as well as the roll-out of new online products. In addition to continuously updated news, subscribers have access to more than 30,000 in-depth company background reports, an archive of news articles, and personalized news and stock portfolios. WSJ.com, which won the Best Newspaper Web site Web Award in 2003, had 689,000 subscribers at the end of 2003 and was the largest paid subscription news site on the Internet.

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

Consumer Electronic Publishing also includes the Company’s radio/audio business and its consumer electronic licensing/business development division, which offers electronic rights to use Dow Jones’ content. The Wall Street Journal Radio Network produces and distributes late-breaking business reports during the week to more than 210 radio stations across the country, covering 92% of the population.

Dow Jones Indexes/Ventures

In 1997, the Company began licensing the Dow Jones Industrial Averages as well as other indexes as the basis for trading options, futures, unit trusts, annuities, exchange traded funds, mutual funds, derivatives and specialized structured products. Dow Jones Indexes now offers more than 5,000 indexes.

Dow Jones Ventures include the Company’s reprints/permissions. The reprints/permissions business sells print or electronic reprints of The Wall Street Journal and Barron’s stories.

COMMUNITY NEWSPAPERS

Community newspapers consists of the Company’s wholly-owned Ottaway Newspapers, Inc. Revenues in this segment are largely dependent on local consumer-based advertising revenue and comprise about 20% of the Company’s revenues.

During the second quarter of 2003, the Company’s Ottaway Newspapers subsidiary acquired The Record of Stockton California, enhancing the Company’s community newspaper portfolio. The Record has daily paid circulation of 59,985 and Sunday circulation of 70,732, based on 2003 ABC circulation figures. Also, in the fourth quarter of 2002, the Company purchased two small papers in southern Oregon, The Ashland Tidings and the Medford Nickel. In the first half of 2002, the Company sold five of its low-growth community newspaper properties, which completed the divestiture phase of its long-term strategy of enhancing its community newspaper portfolio.

Ottaway publications now include 15 general-interest dailies, published in nine states: California, Connecticut, Maine, Massachusetts, Michigan, New Hampshire, New York, Oregon and Pennsylvania. Average 2003 circulation of the dailies excluding properties sold and acquired, was approximately 379,000; Sunday circulation for 11 newspapers, on this same-property basis, was 422,000. Ottaway also publishes more than 30 weekly newspapers and “shoppers.” The principal administrative office of Ottaway Newspapers is in Campbell Hall, New York. The primary delivery method for the newspapers is by carrier delivery.

STRATEGIC ALLIANCES (Included in Equity in Earnings (Losses) of Associated Companies)

Dow Jones Reuters Business Interactive LLC (Factiva) is a 50/50 joint venture launched in mid-1999 with Reuters Group Plc. Factiva is the number one provider of global news and business information to corporate end users and holds the number two position, based on revenue, in the archival business news and information marketplace. Factiva’s business information sources include Dow Jones and Reuters Newswires and The Wall Street Journal, plus nearly 9,000 essential sources and another 10,000 business-oriented Web sites from around the world. These sources provide current news, historical articles, local-language articles, market research and investment analyst reports, and stock quotes.

CNBC Europe and CNBC Asia Pacific are 50/50 joint ventures between Dow Jones and NBC. In early 1998, NBC and Dow Jones re-launched their business information channels in Europe and Asia Pacific as CNBC, a service of NBC and Dow Jones. These overseas services more than 80 million households on a full-time basis and 30 million households on a part-time basis.

SmartMoney is a 50/50 joint venture with Hearst Corp. SmartMoney magazine, The Wall Street Journal Magazine of Personal Business, featuring sections on personal investing, spending and saving money, has circulation of more than 800,000 copies. SmartMoney also includes SmartMoney.com and SmartMoney Custom Solutions, a custom publishing business.

Vedomosti, or The Record, a joint venture held equally by Dow Jones, Pearson and Independent Media, was introduced in 1999. Vedomosti, considered the only independent business newspaper in Russia, is published Monday through Friday. Circulation reached 55,000 in 2003, with original content created by 69 local reporters and editors and content from The Wall Street Journal and The Financial Times translated into Russian.

STOXX, Ltd was formed in 1998 by Dow Jones Indexes and the leading exchanges of France (SBF-Bourse de Paris), Germany (Deutsche Borse) and Switzerland (Swiss Exchange). The futures contract on the Dow Jones Euro 50 has the largest open interest of all futures contracts in Europe and the second largest worldwide. In 2002, the 25% share owned by the French exchange was purchased pro-rata by the three remaining partners, which now own 33.33% each of STOXX.

In January 2004, Dow Jones and Bennett Coleman & Company Ltd., publisher of the Times of India and the Economic Times, entered into a Memorandum of Understanding to create a new venture in which Dow Jones would own 26% (maximum foreign ownership permitted in India) and Bennett Coleman would own the remaining 74%. The Wall Street Journal in India, which is expected to be launched in 2004, will be aimed at global Indian business readers and international business travelers and will use the Journal’s global content. The transaction is subject to execution of definitive agreements and regulatory approval.

In December 2003, the Company and the von Holtzbrinck Group exchanged equity shareholdings so as to increase the Company’s interest in The Wall Street Journal Europe to 90% from 51% and reduce the Company’s ownership of the von Holtzbrinck Group’s business daily, Handelsblatt, to 10% from 22%, with news and advertising relationships continuing.

Other equity investments include OsterDowJones Commodity News, a commodity newswire in partnership with Oster Communications, Inc.; HB-Dow Jones S.A., a part-owner of Economia, a publishing company in the Czech Republic; CareerCast, Inc., a leading supplier of data services to employers and online career sites; and F.F. Soucy Inc. & Partners, L.P., a newsprint mill in Canada.

RAW MATERIALS

The primary raw material used by the Company is newsprint. In 2003, approximately 213,000 metric tons were consumed. Newsprint was purchased principally from 10 suppliers. The Company is a limited partner in F.F. Soucy, Inc. & Partners, L.P., Riviere du Loup, Quebec, Canada. F.F. Soucy furnished 19% of total newsprint requirements in 2003. The Company has signed long-term contracts with certain newsprint suppliers, including F.F. Soucy, for a substantial portion of its annual newsprint requirements. For many years the available sources of newsprint have been adequate to supply the Company’s needs.

RESEARCH AND DEVELOPMENT

Research and development expenses, which primarily relate to software development for various operations of the Company, were $29.7 million in 2003, $31.2 million in 2002 and $34 million in 2001.

COMPETITION

Dow Jones print publishing businesses compete with a wide range of information providers in many different channels of distribution. All metropolitan general interest newspapers and many small city or suburban papers carry business and financial content as do many Internet-based services as well as television and radio. In addition, specialized magazines in the business and financial field, as well as general news magazines publish substantial amounts of business-related material. The Journal also competes for advertising with non-business publications offering audiences of similar demographic quality, such as technology and lifestyle magazines. Nearly all of these services seek audiences and seek to sell advertising, making them competitive with Dow Jones’ publications and services.

The Company’s newswires compete with other global financial newswires including Reuters Group Plc, Bloomberg L.P and other organizations that publish financial news. The Company’s newswires maintain a stronger market position in North America than internationally.

Consumer Electronic Publishing competes with other Web sites that offer continuously updated coverage of business news as well as licensing of electronic content. Unlike WSJ.com, competitors do not, for the most part, utilize a full online paid subscription model, and most remain free sites. Competitors include FT.com, New York Times Digital, TheStreet.com, Bloomberg, Forbes.com, Yahoo!Finance, CNET, MarketWatch, AOL/CNNfn and MSNMoney/CNBC.

Dow Jones’ index-licensing business competes with various organizations that develop and license indexes, including Standard & Poors, The Financial Times, and Morgan Stanley/Capital International.

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

The Company’s international television ventures compete with various international satellite networks that not only specialize in general news but also provide business programming. Also, individual television stations, networks and cable channels in each country broadcast programming that competes for advertising and the attention of viewers in their respective markets.

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

Other facilities owned in fee with a total of approximately 1 million square feet house news, sales, administrative, technology and operational staff. These facilities are located in South Brunswick, New Jersey, and Chicopee Falls, Massachusetts. The Company has leased about 224,000 square feet of its office space in South Brunswick to other companies.

Dow Jones occupies two major leased facilities in New York City, including leasing more than 300,000 square feet downtown at the World Financial Center, which primarily houses editorial and executive staff, and 98,000 square feet at a separate midtown location for advertising sales staff. The Company also leases other business and editorial offices in numerous locations around the world, including 92,000 square feet in Jersey City, N.J, 62,000 square feet in three locations in London and 72,000 square feet in three locations in Hong Kong.

Ottaway Newspapers operates in 21 locations, including a 24,000 square foot administrative headquarters in Campbell Hall, New York. These facilities are located in Santa Cruz and Stockton, California; Danbury, Connecticut; Kennebunk and York, Maine; Hyannis, New Bedford and Nantucket, Massachusetts; Traverse City, Michigan; Stratham and Portsmouth, New Hampshire; Middletown, Oneonta, and Plattsburgh, New York; Medford and Ashland, Oregon; and Stroudsburg, Danville and Sunbury, Pennsylvania. Local printing facilities, which include office space in certain locations, total approximately 900,000 square feet. All of these facilities are owned in fee, with the exception of the Maine facilities, which are leased.

The Company believes that its current facilities are suitable and adequate, well maintained and in good condition. Older facilities have been modernized and expanded to meet present and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

On November 13, 2001, the Company instituted a lawsuit in the Supreme Court of the State of New York against Market Data Corp. (MDC) and Cantor Fitzgerald Securities (together with its affiliates, Cantor) seeking a declaratory judgment with respect to the Company’s obligations, if any, under a guarantee issued to MDC and Cantor. The guarantee relates to certain annual “minimum payments” owed by Telerate under certain conditions for data acquired by Telerate from Cantor Fitzgerald and MDC under contracts entered into when Telerate was a subsidiary of Dow Jones, and is described in Management’s Discussion and Analysis.

In this lawsuit the Company has asked the court to find that the Company does not and will not owe any payment under the contract guarantee through October 2006. In the alternative, the Company has asked the court to find that if any amount is owed, it must be reduced by amounts that Cantor and MDC receive or should have received from other distribution of the data after Telerate stopped receiving the government securities data from Cantor and MDC. MDC has asserted counterclaims demanding payment of $10,197,416 (allegedly the balance owed by Telerate on November 15, 2001), interest, attorneys’ fees, specific performance of the guarantee, and a declaratory judgment as to the validity and interpretation of the guarantee through October 2006.

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

The trial court in January 2003 denied motions by each of the parties that their own claims for relief be granted and that competing claims be dismissed. Appeals from those decisions are not being pursued, and discovery is proceeding.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

Each executive officer is elected annually to serve at the pleasure of the Board of Directors.

Mr. Zannino and Mr. Vieth have been employed by the Company for fewer than five years.

Peter R. Kann, age 61, Chairman of the Board since July 1991, Chief Executive Officer since January 1991, served as Publisher of The Wall Street Journal from January 1989 to July 2002, President from July 1989 to July 1991 and Chief Operating Officer from July 1989 to December 1990, Executive Vice President from 1985 to 1989 and Associate Publisher of The Wall Street Journal from 1979 to 1988. Mr. Kann, who is the spouse of Ms. House, joined the Company in 1964.

Richard F. Zannino, age 45, Chief Operating Officer since July 2002, Executive Vice President since joining the Company in February 2001 and served as Chief Financial Officer from February 2001 until July 2002. Before joining Dow Jones, Mr. Zannino was Executive Vice President of Liz Claiborne, Inc., having joined in 1998 as Senior Vice President, Finance & Administration and Chief Financial Officer. Previously, Mr. Zannino had worked briefly as Chief Financial Officer of General Signal Corporation, prior to that company’s sale and before that for five years at Saks Fifth Avenue, ultimately as Executive Vice President and Chief Financial Officer.

Peter G. Skinner, age 59, Executive Vice President since October 1998 and General Counsel and Secretary since 1985, Senior Vice President from November 1989 to October 1998, President, Television from January 1995 to December 1997, served as Vice President from 1985 to November 1989. Mr. Skinner joined the Company in 1985.

L. Gordon Crovitz, age 45, Senior Vice President and President, Electronic Publishing and Senior Vice President/Electronic Publishing since October 1998, Vice President/Planning and Development from November 1997 to October 1998. Managing Director for Telerate’s Asia/Pacific operation from September 1996 to November 1997. Editor and Publisher of Review Publishing Company from July 1993 to September 1996. Mr. Crovitz joined the Company in 1981.

Christopher W. Vieth, age 39, Vice President and Chief Financial Officer since July 2002 and Vice President, Finance from March 2001 to July 2002 and Corporate Controller after joining the Company in July 2000 up until July 2002. Prior to joining Dow Jones, Mr. Vieth had been Vice President and Corporate Controller of Barnes and Noble, Inc. since May 1999. He joined Barnes and Noble in December 1995 as Director of Finance. From 1987 through 1995, Mr. Vieth worked at Amerada Hess Corporation.

Karen House, age 55, Senior Vice President and Publisher of all print editions of The Wall Street Journal since July 2002 and President of Dow Jones’ International Group from January 1995 to July 2002, Vice President of the International Group from March 1989 to January 1995. Ms. House, who is the spouse of Mr. Kann, joined the Company in 1974.

Paul Steiger, age 60, Managing Editor of The Wall Street Journal since June 1991 and Vice President of The Wall Street Journal since May 1992, Deputy Managing Editor from April 1985 to June 1991 and Assistant Managing Editor from 1983 to April 1985. Mr. Steiger joined the Company in 1966.

PART II.

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock is listed on the New York Stock Exchange. The class B common stock is not traded. The approximate number of stockholders of record as of January 31, 2004 was 10,599 for common stock and 3,727 for class B common stock. The Company paid $1.00 per share in dividends in 2003 and in 2002.

	Market Price 2003		Dividends Paid 2003	Market Price 2002		Dividends Paid 2002
Quarters	High	Low		High	Low
First	$46.12	$33.25	$.25	$58.42	$49.95	$.25
Second	48.10	35.06	.25	60.20	46.50	.25
Third	49.30	37.70	.25	48.80	35.35	.25
Fourth	53.62	46.45	.25	44.37	29.50	.25

ITEM 6. Selected Financial Data.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that affect the comparability of the information reflected in this table. The following table shows selected financial data for the most recent five years:

(in thousands, except per share amounts)	2003	2002	2001	2000	1999
Revenues	$1,548,485	$1,559,173	$1,773,083	$2,202,618	$2,001,835
Operating income	142,913	75,083	110,199	498,226	389,541
Net income (loss)	170,599	201,506	98,220	(118,962)	272,429
Earnings (loss) per share:
Basic	$2.09	$2.41	$1.15	$(1.35)	$3.01
Diluted	2.08	2.40	1.14	(1.35)	2.99
Dividends per share	1.00	1.00	1.00	1.00	.96
Total assets	$1,306,453	$1,207,659	$1,298,340	$1,362,056	$1,512,713
Long-term debt	153,110	92,937	173,958	150,865	149,945

Net income (loss) included certain items affecting comparisons as follows (presented net of taxes): (1)

(in thousands)	2003	2002	2001	2000	1999
Restructuring and Sept. 11 related items, net	$11,080	$(13,922)	$(43,926)		$(1,643)
Gain on non-monetary exchange	11,370
Gain on resolution of Telerate sale loss contingencies	59,821
Gain on disposition of businesses and investments		164,128		$18,161	51,660
Contract guarantee, net	(9,523)	(11,878)	17,136	(255,308)
Write-down of investments			(8,827)	(178,499)
Certain items within equity in losses		1,311	(3,009)	2,052
Certain income tax matters	19,501		30,000

(1)	Refer to page 20 for further information regarding these items affecting comparisons.

ITEM 7. Management Discussion and Analysis of Financial Condition and Results of Operations

Overview

Dow Jones & Company is a global provider of business and financial news and information through newspapers, newswires, magazines, the Internet, television and radio stations. In addition, the Company owns certain general-interest community newspapers throughout the U.S. Approximately 60% of the Company’s revenues are contributed from the print publishing segment, which is largely comprised of the global operations of The Wall Street Journal. The remaining 40% of revenues are split almost equally between our general-interest community newspapers segment and our electronic publishing segment, which includes newswires, WSJ Online and other electronic operations.

The Company’s overall financial results are largely dependent on the operating performance of the global Wall Street Journal, which, to a significant extent, is dependent upon business-to-business (B2B) advertising placed in its publications. Advertising volume fell sharply from its peak in 2000 driven by overall weakness in the global advertising environment, and particularly in the Company’s core financial and technology segments. During this period, the Company responded to this difficult business climate by reducing and controlling expenses, executing its “Business Now” long-range plan initiatives and carefully managing working capital and other cash flow items. Since March 2001, the Company has aggressively trimmed its cost base through workforce and other expense reductions that reduced annual costs by approximately $190 million and headcount by 18%.

Operating results in 2003 improved from 2002 after two years of successive declines. The increase in 2003 was broad-based with gains across all business segments as cost control efforts more than offset a less than 1% decline in total revenues. Advertising linage at the U.S. Wall Street Journal began to strengthen in the second half of 2003 from cyclically depressed levels. For the year, Journal advertising linage was down 1.3%, as an increase of 7.7% in the second half of 2003 partially offset a 9.4% decline in the first half of 2003. While the B2B advertising environment showed improvement in the latter half of 2003, advertising buying decisions from customers continue to be made on very short cycles. As a result, monthly linage comparisons remain somewhat volatile and overall results remain well below normal levels.

In 2002, the Company began execution of its Business Now plan, aimed at accelerating growth and modestly reducing cyclicality by enhancing existing products and creating new ones to reach new customers, markets and channels. The cornerstone of the Business Now plan is Today’s Journal, a package of content, organization and design changes to the paper that also included a new Personal Journal section. Launched in April 2002, Today’s Journal also included increasing page capacity by 20% and tripling color page capacity to 24 pages a day. Today’s Journal has been met by terrific reader response and strong advertiser response as evidenced by a 28% increase in color advertising in 2003. Since its launch in 2002, color pages are up approximately 70% and consumer advertising is up 5%. The Company has also globally integrated news gathering across Dow Jones, including better collaboration between the Journal and Dow Jones Newswires staffs to capitalize on its over 1,500 news employees.

The Company is also using the success of Today’s Journal to pursue another Business Now initiative; an aggressive strategy to improve circulation efficiency. The Journal’s circulation is already vibrant: Dow Jones has higher individually paid circulation than any other newspaper. As such, its strategy is not aimed at growing circulation, but rather at maintaining it at the highest level of revenue and lowest productive level of spending. So far, this strategy is working reasonably well: The Company has managed to maintain flat circulation levels while increasing its circulation profitability. Nonetheless, management is disappointed at the fact that print Journal circulation revenue is down about 3% this year, reflecting increased use of discount offers required in this difficult economic climate and deflationary print subscription price environment.

The Company’s electronic publishing segment continued to implement Business Now initiatives to improve its products, profits and margins. Dow Jones Newswires successfully launched Newswire of the Future, a Web-style product which enables users to gain easier and more useful access to breaking news items and features available every day. In the fourth quarter of 2003, the number of terminals carrying Dow Jones Newswires increased 1% from the third quarter, which was the first sequential increase in nearly two years, as retrenchments in the securities industry seem to have stabilized. In the second year after the launch of the redesigned Wall Street Journal Online at WSJ.com, revenues are up 28%, reflecting rate increases and modest growth in subscribers and advertisers. This redesign included improvements in system infrastructure and a simpler, more modern architecture to accommodate long-term growth in scale and new product initiatives.

Another part of the Company’s Business Now plan was to enhance our Ottaway community newspaper property portfolio. Phase one of that strategy was completed in the first half of 2002 by divesting five low-growth community newspaper properties, which generated after-tax cash proceeds of approximately $235 million and utilized $190 million of capital loss carryforwards. The second phase of the plan was to acquire more strategic and financially attractive properties. In May 2003, the Company acquired The Record of Stockton, California (“The Stockton, Record”), a daily newspaper with paid circulation of 59,985 and Sunday circulation of 70,732, and in October 2002, the Company purchased two smaller papers in southern Oregon, The Ashland Tidings and The Medford Nickel.

Consolidated Results of Operations

(in thousands, except per share amounts)	2003	2002	2001
Revenues
Advertising	$871,817	$877,681	$1,052,322
Information services	286,863	281,220	289,321
Circulation and other	389,805	400,272	431,440

Total revenues	1,548,485	1,559,173	1,773,083
Operating expenses	1,405,572	1,484,090	1,662,884

Operating income	$142,913	$75,083	$110,199

Net income	$170,599	$201,506	$98,220

Earnings per share:
Basic	$2.09	$2.41	$1.15
Diluted	2.08	2.40	1.14

2003 Compared to 2002 - Consolidated

Net Income

Net income in 2003 was $170.6 million, or $2.08 per diluted share, compared with 2002 net income of $201.5 million, or $2.40 per diluted share (all “per share” amounts included herein are based on reported net income and diluted weighted-average shares outstanding). Earnings per share included certain items affecting comparisons, which netted to a gain of $1.12 per share in 2003 and a gain of $1.66 per share in 2002. These items are detailed further beginning on page 20.

Revenues

Revenues in 2003 declined $10.7 million, or 0.7%, to $1.55 billion primarily as a result of a decline in print publishing revenues. On a same-property basis, meaning excluding Ottaway properties divested or acquired in the past 12 months, total revenue was down 1.1%, with advertising revenue down 1.7%. Information services revenues increased $5.6 million, or 2%, as strong revenue growth at both Consumer Electronic Publishing and Dow Jones Indexes/Ventures was somewhat offset by declines in Newswires revenue. Circulation and other revenue was down 2.6%. On a same-property basis, circulation and other revenue declined 2.1% reflecting lower circulation revenue.

Operating Expenses

Operating expenses in 2003 were down $78.5 million, or 5.3%, to $1.41 billion. The reduction in expenses reflected cost-saving initiatives ($24 million); a favorable comparison ($42 million) as 2003 operating expenses included a gain on the settlement of a business interruption insurance claim, while 2002 included restructuring charges; and lower Today’s Journal costs, predominantly launch marketing spent in 2002 ($18 million). These reductions in costs were slightly offset by a net increase in expenses as a result of acquired/divested community newspapers ($5 million). On a same-property basis, newsprint expense increased a modest 0.7%, as a result of a 9.9% increase in newsprint prices and a decline in consumption of 8.4%. The number of full-time employees at December 31, 2003, was 6,975, up 2.3% from 2002, primarily reflecting the additional employees from the acquisition of The Stockton Record in 2003.

Operating Income

Operating income in 2003 was $142.9 million (9.2% of revenues), up $67.8 million, or 90%, from $75.1 million (4.8% of revenues) in 2002. Contributing to the improvement were the gain on the settlement of the business interruption insurance claim, a favorable comparison to the restructuring charge in 2002, and improved results at all of the Company’s business segments.

2002 Compared to 2001 - Consolidated

Net Income

Net income in 2002 was $201.5 million, or $2.40 per diluted share, compared with earnings of $98.2 million, or $1.14 per diluted share, in 2001. Earnings per share included certain items affecting comparisons, which netted to a gain of $1.66 per share in 2002 and a net charge of $.10 per share in 2001. These items are detailed beginning on page 20.

Revenues

Revenues in 2002 declined 12%, to $1.56 billion, driven largely by a 17% decline in advertising revenue. On a same-property basis, total revenue was down 10% and advertising revenue decreased 14%. Information services revenue declined $8.1 million, or 2.8%, primarily due to lower domestic Newswires revenue, as a result of contraction in the securities industry; and circulation and other revenues decreased $31.2 million, or 7.2%. On a same-property basis, circulation and other revenue was down 3.9%, on lower overall circulation revenue and declines in list rental revenue, commercial printing and reprint revenues.

Operating Expenses

Operating expenses in 2002 declined $178.8 million, or 11%, to $1.48 billion, primarily reflecting cost-saving initiatives ($80 million), a reduction in restructuring charges and September 11 related items ($49.4 million), lower newsprint costs ($42 million), reduced costs as a result of Ottaway divestitures, net of newly-acquired properties ($37.8 million) offset by launch and ongoing costs of Today’s Journal ($32 million). Newsprint expense, on a same-property basis, was down 29.2% as a result of a 22.2% drop in prices and a 9% decline in newsprint consumption. Employee compensation expense for 2002, excluding restructuring charges and Ottaway divested and newly-acquired newspapers, was down approximately 5% and the number of full-time employees was down 10%. The number of full-time employees at December 31, 2002 was 6,816.

Operating Income

Operating income in 2002 was $75.1 million (4.8% of revenues), down $35.1 million, or 32%, from $110.2 million (6.2% of revenues) in 2001 as a drop-off in print publishing 2002 operating results was partially offset by increases at electronic publishing and continuing community newspapers segments and a reduction in restructuring charges.

Segment Data

A summary of results of operations for each of the Company’s principal business segments as well as additional financial data is displayed in Note 14 to the financial statements. Segment data excludes restructuring charges and certain September 11 related items as management evaluates segment results exclusive of these items. Please refer to page 20 for further explanation of these items.

The Company reports the results of its operations in three segments: print publishing, electronic publishing and community newspapers. The Company’s business and financial news and information operations are reported in two segments: print publishing and electronic publishing. The Company also produces general-interest content for small regional communities throughout the U.S., the results of which are reported in the community newspapers segment. In addition, the Company reports certain administrative activities under the corporate segment.

Print Publishing

Print publishing, which is largely comprised of the global operations of The Wall Street Journal, produces business and financial content world-wide. This content is published primarily in the U.S., Europe, Asia and Latin America editions of The Wall Street Journal and on U.S. television through a licensing arrangement with CNBC. The Company manages the global Journal operations as one segment as their products comprise the global Journal brand, and there are significant interrelationships within the editions including global management, shared news flows and workforce and a global advertising customer base and pricing. U.S. television, which represents a licensing agreement with NBC to provide branding, news content and on-air expertise to CNBC, is a further extension of the Journal brand and the content it produces. U.S. television contributes a significantly higher operating margin than the publications within the segment since it largely represents incremental revenue for the global Journal content and branding. The Company also includes the operations of Barron’s within print publishing instead of reporting them separately because of its relative immateriality to the Company’s results on a consolidated basis and because it shares similarities with the global Journal operations. Print publishing revenues comprised roughly 60% of total Company 2003 revenues.

As discussed earlier, the Company’s overall performance is largely dependent on the operating performance of the global Wall Street Journal (including its extended U.S. television brand and content). Advertising volume declined sharply from cyclically strong 2000 levels, driven by overall weakness in the global advertising environment, particularly in the Company’s core financial and technology segments. Financial and technology advertising, comprised about 37% of the U.S. Journal’s total linage in 2003, 40% in 2002 and 46% in 2001.

(in thousands)	2003	2002	2001
Revenues
U.S. Publications:
Advertising	$570,351	$585,851	$705,961
Circulation and other	263,300	272,100	279,959

International Publications:
Advertising	47,674	54,832	79,080
Circulation and other	34,143	36,087	41,934

Total revenues	915,468	948,870	1,106,934
Expenses*	907,389	956,928	1,015,466

Operating income (loss) *	$8,079	$(8,058)	$91,468

Operating margin	0.9%	(0.8)%	8.3%
Included in expenses:
Depreciation and amortization	$67,054	$71,568	$65,668

*	Restructuring charges and September 11 related items are not included in segment expenses as management evaluates segment results exclusive of these items.

Statistical information:

Advertising volume year-over-year percentage change:

	2003	2002	2001
The Wall Street Journal
General	(0.6)%	(7.9)%	(27.0)%
Technology	(2.7)	(30.4)	(52.6)
Financial	(15.8)	(28.2)	(42.3)
Classified	14.1	(6.8)	(17.8)
Total	(1.3)	(17.6)	(37.6)

The Asian Wall Street Journal	2.0	(24.0)	(29.0)
The Wall Street Journal Europe	9.3	(22.6)	(28.9)
Barron’s	(16.0)	(10.4)	(33.4)

2003 Compared to 2002 – Print Publishing

Despite the challenging advertising environment, print publishing operating profits rose $16.1 million, to income of $8.1 million as cost containment efforts and lower costs related to the 2002 launch of Today’s Journal more than offset a decline in revenue.

Revenues

In 2003, print publishing revenue fell 3.5%, or $33.4 million, to $915.5 million. U.S. print publication revenue fell $24.3 million, or 2.8%, to $833.7 million, largely reflecting a decline in advertising volume and lower circulation revenue at The Wall Street Journal and at Barron’s. U.S. television revenue from CNBC decreased 16%. International print publication revenues declined $9.1 million, or 10%, to $81.8 million, primarily as a result of a decline in advertising revenue. Despite increases in advertising linage of 2% at The Asian Wall Street Journal and 9.3% at The Wall Street Journal Europe, revenues decreased as a result of discounts related to the global ad sales program launched in the summer of 2002.

U.S. advertising revenue declined 2.6%, to $570.4 million, on lower advertising volume at the U.S. Journal and Barron’s. While advertising volume at the U.S. Journal was down 1.3% for the year, advertising volume began to strengthen in the second half of 2003 (up 7.7% in total) and in the fourth quarter of 2003 the U.S. Journal’s advertising linage increased across all of its major ad categories for the first time since the second quarter of 2000.

General advertising linage, which represented 42% of 2003 total U.S. Wall Street Journal linage, was down 0.6% in 2003, largely reflecting declines in public utility advertising offset by increases in passenger travel, pharmaceuticals and insurance advertising. Technology advertising, which represented 20% of total 2003 Journal linage, fell 2.7% in 2003, despite gains of 13% in the latter half of the year. The year-over-year decrease in technology advertising was the result of declines in personal computer advertising, B2B e-commerce advertising and hardware advertising, partially offset by improvements in software and communications advertising.

Financial advertising, which represented 17% of total 2003 Journal linage, fell 15.8% in 2003, primarily resulting from declines in investment advisory and tombstone advertising somewhat offset by an increase in broker advertising. Despite the decline for the full year, financial advertising began to show positive results as the fourth quarter increased 7% (down 9.1% in October, up 7.9% in November and up 39% in December). Classified advertising, which represented the remaining 21% of linage, increased 14.1% in 2003, due to improvements in real estate advertising and other classified advertising. Color advertising, which is billed at a premium, was up 28% over 2002.

Circulation and other revenue for U.S. publications decreased $8.8 million, or 3.2%, to $263.3 million in 2003. Average circulation for The Wall Street Journal was 1,792,000 in 2003 compared with 1,817,000 in 2002. Barron’s average annual circulation was 297,000 in 2003 compared with 295,000 in 2002. The decline in volume along with a decrease in revenue-producing subscriptions and a higher number of discounted subscriptions more than offset incremental revenue from the fourth quarter 2002 Wall Street Journal price increase. Circulation and other revenue for international publications declined $1.9 million, or 5.4%, to $34.1 million in 2003. Average combined circulation for the international editions of The Wall Street Journal was 168,000 in 2003 compared with 179,000 in 2002.

Expenses

Print publishing 2003 expenses declined $49.5 million, or 5.2%, to $907.4 million, reflecting lower expenses resulting from the Company’s cost containment program and reduced Today’s Journal costs as 2002 included expenses related to its launch. Newsprint expense for 2003 was nearly flat compared with 2002, as a 10.1% increase in prices was offset by 9.5% lower newsprint consumption. The number of full-time employees in this segment was down 2.8% from December 31, 2002, reflecting a minor workforce reduction in the third quarter of 2003.

Operating Income (Loss)

Print publishing operating income was $8.1 million (0.9% of revenues) compared to an operating loss in 2002 of $8.1 million, as profits at the U.S. Journal and at U.S. television were partially offset by significant losses at the international editions. The improvement in operating performance reflected improved results at the U.S. Journal partially offset by increased losses at the international editions and reduced profitability at U.S. television.

2002 Compared to 2001 – Print Publishing

2002 was the second year of heavily depressed B2B advertising at the Company’s advertising-dependent print publishing businesses, which led to an operating loss for the segment in 2002.

Revenues

In 2002, print publishing revenues declined $158.1 million, or 14%, to $948.9 million. U.S. print publication revenue fell $128 million, or 13%, to $858 million, reflecting a decline in advertising revenue as a result of a 17.6% decline in advertising volume at The Wall Street Journal and a 10.4% decline at Barron’s. Color advertising, which is billed at a premium, increased 34% in 2002, driven by the Company’s color print expansion and Today’s Journal launch. U.S. television advertising license revenue from CNBC decreased 55%. International print publication revenues declined $30.1 million, or 25%, to $90.9 million, reflecting lower advertising volume and the divestiture in 2002 of a small near break-even publication in South America. Advertising linage at The Asian Wall Street Journal, The Wall Street Journal Europe and the Far Eastern Economic Review decreased 24%, 22.6% and 30.9%, respectively. Excluding the loss of revenue from the South American publication, international revenues were down 18%.

Wall Street Journal general advertising, which represented 42% of total 2002 Journal linage, fell 7.9% in 2002. Within the general category, consumer advertising (which represented one quarter of total linage) increased 2.6% in 2002 on increases in auto, travel and other consumer advertising. The increase in consumer advertising was more than offset, however, by a 20.5% decline in general B2B advertising, including declines in professional services, public utilities and other corporate advertising.

Technology advertising, which represented about 20% of total 2002 Journal linage, fell 30.4% in 2002 on declines in B2B e-commerce, software, hardware, personal computer and telecommunications advertising. Financial advertising comprised 20% of total Journal advertising in 2002 and declined 28.2% in 2002 reflecting ongoing cyclical weakness in the financial markets. Classified advertising linage, representing 18% of total Journal linage, declined 6.8% in 2002, primarily due to declines in help-wanted advertising.

Circulation and other revenue for U.S. publications decreased $7.9 million, or 2.8%, to $272.1 million in 2002. Average circulation for The Wall Street Journal was 1,817,000 in 2002, up modestly from 1,798,000. Barron’s average annual circulation was 295,000 in 2002 compared with 291,000 in 2001. Despite an increase in average circulation, circulation revenue decreased during the year on an increase in lower revenue-producing copies. During the fourth quarter of 2002, the Company increased the subscription price of The Wall Street Journal by $14, or 8%.

Circulation and other revenue for international publications declined $5.8 million, or 14%, to $36.1 million in 2002 resulting from an increase in lower revenue-producing copies and a decline in international conference revenues. Average combined circulation for the international editions of The Wall Street Journal was 179,000 in 2002 compared with 185,000 in 2001.

Expenses

Print publishing 2002 expenses declined $58.5 million, or 5.8%, to $956.9 million, reflecting lower newsprint costs, cost-saving initiatives and the divestiture of the South American publication, offset somewhat by costs related to the launch of Today’s Journal. Newsprint expense decreased 30% as a result of a 9.7% decrease in consumption coupled with a 22.5% decrease in average newsprint prices.

Operating (Loss) Income

Print publishing’s 2002 segment loss was $8.1 million, which was down almost $100 million from 2001’s segment profit of $91.5 million (8.3% of revenues), reflecting a downturn in U.S. Journal and U.S. television profits partially offset by reduced losses at the international editions.

Electronic Publishing

Electronic publishing, whose products provide business and financial news and information to customers via electronic dissemination and are expected to have similar long-term economic characteristics, includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites as well as the Company’s licensing/business development and radio/audio businesses. Revenues in the electronic publishing segment are mainly subscription-based. Electronic publishing represents about 20% of total revenues.

(in thousands)	2003	2002	2001
Revenues
Dow Jones Newswires:
North America	$170,267	$177,706	$193,134
International	42,803	44,519	41,864

Total Newswires	213,070	222,225	234,998
Consumer Electronic Publishing	68,716	55,693	53,568
Dow Jones Indexes/Ventures	40,246	31,573	29,420

Total revenues	322,032	309,491	317,986
Expenses*	254,161	248,628	272,269

Operating income*	$67,871	$60,863	$45,717

Operating margin	21.1%	19.7%	14.4%
Included in expenses:
Depreciation and amortization	$26,263	$25,374	$22,421

Statistical:
Dow Jones Newswires terminals	293,000	308,000	330,000
WSJ.com subscribers	689,000	679,000	626,000

*	Restructuring charges and September 11 related items are not included in segment expenses as management evaluates segment results exclusive of these items.

2003 Compared to 2002 – Electronic Publishing

Revenues

Electronic publishing revenue in 2003 improved $12.5 million, or 4.1%, to $322 million, as strong revenue growth at Consumer Electronic Publishing and Dow Jones Indexes/Ventures were somewhat offset by revenue declines at Dow Jones Newswires.

Dow Jones Newswires revenue decreased $9.2 million, or 4.1%, to $213.1 million. North American revenue declined $7.4 million, or 4.2%, and international revenues declined $1.7 million, or 3.9%, primarily as a result of a decline in retail revenue reflecting contraction in the securities industry. English-language terminals carrying Dow Jones Newswires at the end of 2003 were 293,000 compared with 308,000 in 2002, with North American terminals declining 25,000, while international terminals increased 10,000 year over year.

Consumer Electronic Publishing revenue increased $13 million, or 23%, to $68.7 million as a result of a 29% increase in subscriber revenue driven by a subscription price increase in mid-2002, and increases in advertising (23%) and licensing revenue (9.1%). Total WSJ.com subscribers at the end of 2003 reached 689,000, up 1.5% from 2002. Dow Jones Indexes/Ventures revenue increased $8.7 million, or 27%, to $40.2 million as a result of increases in both Dow Jones Indexes and reprints and permission revenues.

Expenses

Electronic publishing expenses in 2003 were up $5.5 million, or 2.2%, to $254.2 million, as a result of higher marketing costs, facilities expenses and employee incentives partially offset by continued cost control efforts. The number of full-time employees in this segment was flat from December 31, 2002.

Operating Income

Electronic publishing operating income in 2003 of $67.9 million (21.1% of revenues) was $7 million, or 12%, better than 2002 operating income of $60.9 million (19.7% of revenues), as reduced losses at Consumer Electronic Publishing and increased profits at Dow Jones Indexes/Ventures more than offset a decline in profits at Dow Jones Newswires.

2002 Compared to 2001 – Electronic Publishing

Electronic publishing significantly improved profitability in 2002 as modestly lower segment revenues were more than offset with cost controls, which led to increased profitability and margins for the segment.

Revenues

Electronic publishing 2002 revenue decreased $8.5 million, or 2.7%, to $309.5 million, as a decline in Newswires revenue was somewhat offset by increased revenue at Dow Jones Indexes/Ventures and Consumer Electronic Publishing.

Dow Jones Newswires revenue decreased $12.8 million, or 5.4%, to $222.2 million. North American revenue declined $15.4 million, or 8%, primarily the result of a decline in retail revenue caused by retrenchment in the securities industry. The decline in domestic revenue was partially offset by a 6.3% increase in international newswire revenue as a result of a wholesale agreement to deliver a selection of Dow Jones news on all Moneyline Telerate terminals world-wide. English-language terminals carrying Dow Jones Newswires at the end of 2002 were 308,000 compared with 330,000 at the end of 2001, with North American terminals declining 45,000 and international terminals increasing 23,000 year over year. International and North American terminal counts and revenues benefited from the Moneyline Telerate bundling agreement.

Driven largely by the launch of the redesigned Online Journal at WSJ.com in January 2002, Consumer Electronic Publishing revenues increased $2.1 million, or 4%, to $55.7 million. Increases in subscriber (13%) and advertising revenue (8%) were partially offset by declines in licensing revenue (18%). Total WSJ.com subscribers at the end of 2002 reached 679,000, up 8.5% over year-end 2001, and the number of different users who accessed at least one page of WSJ.com subscriber-only content over the course of a 24-hour day was 121,000, up 13%, compared with 107,000 in 2001. Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes and the Company’s reprints/permissions business, increased $2.2 million, or 7.3%, to $31.6 million as a result of higher revenues at Dow Jones Indexes, somewhat offset by a decline in reprints revenue.

Expenses

Electronic publishing 2002 expenses declined $23.6 million, or 8.7%, to $248.6 million, as a result of lower employee costs, decreased royalty expense and cost controls offset by an increase in depreciation expense related to the investment in the Company’s redesigned WSJ.com Web site.

Operating Income

Electronic publishing profits in 2002 of $60.9 million (19.7% of revenues) was $15.1 million, or 33%, better than 2001 operating income of $45.7 million (14.4% of revenues). The improvement in margins and profits was primarily driven by cost control and reduced losses at Consumer Electronic Publishing and increased profits at Dow Jones Indexes/Ventures.

Community Newspapers

Community newspapers includes the operations of Ottaway Newspapers, which publishes 15 daily newspapers and over 30 weekly newspapers and “shoppers” in nine states in the U.S. Community newspapers comprised roughly 20% of total Company 2003 revenues.

During 2003, the Company’s Ottaway Newspapers subsidiary acquired The Stockton Record, enhancing the Company’s community newspaper portfolio. The Record has daily paid circulation of 59,985 and Sunday circulation of 70,732.

During 2002, the Company sold five low-growth community newspaper properties, completing the divestiture phase of its strategy to enhance the Ottaway Newspaper portfolio. In October 2002, the Company purchased The Ashland Tidings and The Medford Nickel, two small publications in southern Oregon.

(in thousands)	2003	2002*	2001
Revenues
Advertising
Comparable operations	$203,136	$199,919	$194,222
Divested/newly-acquired operations	24,325	15,707	53,145

Total advertising	227,461	215,626	247,367

Circulation and other
Comparable operations	79,100	78,719	79,109
Divested/newly-acquired operations	4,424	6,467	21,687

Total circulation and other	83,524	85,186	100,796

Total revenues	310,985	300,812	348,163

Expenses
Comparable operations	208,282	204,638	207,294
Divested/newly-acquired operations	21,710	16,919	55,722

Total segment expenses**	229,992	221,557	263,016

Operating income
Comparable operations	73,954	74,000	66,037
Divested/newly-acquired operations	7,039	5,255	19,110

Total operating income**	$80,993	$79,255	$85,147

Operating margin
Comparable operations	26.2%	26.6%	24.2%
Divested/newly-acquired operations	24.5%	23.7%	25.5%

Included in expenses:
Depreciation and amortization
Comparable operations	$10,375	$11,069	$12,699
Divested/newly-acquired operations	1,675	681	3,751

Statistical information
Advertising volume year-over-year percentage change***
Dailies	(2.5)%	(1.7)%	(4.0)%
Non-Dailies	2.9	(2.5)	6.6
Overall	(1.6)	(1.8)	(2.5)

*	Amounts in 2002 have been reclassified between comparable and divested/newly-acquired operations to conform with comparable operations in 2003.
**	Restructuring charges and September 11 related items are not included in segment expenses as management evaluates segment results exclusive of these items.
***	Percentage excludes Ottaway properties divested or acquired in the past 12 months.

2003 Compared to 2002 – Community Newspapers

Revenues

Community newspapers revenue for 2003 increased 3.4%, to $311 million, primarily reflecting incremental revenue as a result of newly-acquired newspapers and an increase in advertising revenue. On a same-property basis, revenue increased 1.3%. Same-property advertising revenue increased 1.6% as an overall linage decrease was more than offset by rate increases and increases in preprint and other advertising revenue. Circulation and other revenue decreased 2%, primarily reflecting a net reduction from divested/newly-acquired operations. Circulation and other revenue on a same-property basis increased less than 1%. Average daily circulation was about 379,000 in 2003 compared to 384,000 in 2002.

Expenses

Community newspapers 2003 expenses increased 3.8%, to $230 million, reflecting in part newly-acquired properties. Expenses on a same-property basis were up 1.8% as a result of higher employee salary and benefit costs as well as an increase in newsprint costs. Newsprint expense on a same-property basis was up 4.9% as a result of a 9.1% increase in prices partially offset by a 3.9% decrease in newsprint consumption. The number of full-time employees in this segment was up 13% from December 31, 2002, reflecting the acquisition of The Stockton Record. On a same-property basis, the number of full-time employees at December 31, 2003, was flat with the year before.

Operating Income

Operating income in 2003 was $81 million (26% of revenues), up 2.2% from 2002 operating income of $79.3 million (26.3% of revenues). On a same-property basis, operating income of $74 million (26.2% of revenues) was flat with 2002 operating income of $74 million (26.6% of revenues).

2002 Compared to 2001 – Community Newspapers

Revenues

Community newspapers revenue for 2002 declined $47.4 million, or 13.6%, from 2001. On a same-property basis, revenue increased $4.1 million, or 1.5%. Advertising revenue, on a same-property basis, increased $4.7 million, as higher preprint revenue and rate increases more than offset a modest 1.8% decline in advertising linage. Circulation and other revenues for 2002 declined $15.6 million, or 15.5%. Same-property circulation and other revenue declined slightly as an increase in circulation revenue was more than offset by a decrease in other revenue, primarily from a decline in commercial printing revenue. Average daily circulation on a same-property basis was 384,000 in 2002 and 2001.

Expenses

Community newspapers expenses in 2002 declined $41.5 million, or 15.8%, from 2001. Same-property operating expenses decreased $3.6 million, or 1.8%, due to lower newsprint expense partially offset by increased employee benefit-related expenses. Newsprint expense fell 25.3%, on a 5.8% decline in consumption and 20.8% lower prices.

Operating Income

Operating income in 2002 of $79.3 million (26.3% of revenues) declined $5.9 million, or 6.9%, from 2001 operating income of $85.1 million (24.5% of revenues). Operating income on a same-property basis was $73.8 million (26.6% of revenues) compared with operating income of $66 million (24.2% of revenues) in 2001.

Certain Items Affecting Comparisons

The following table summarizes certain items affecting comparisons by year.

(in millions, except per share amounts)	2003					2002			2001
	Operating	Net		EPS		Operating	Net	EPS	Operating	Net	EPS
Included in operating income: (a)
Restructuring charges						$(26.9)	$(15.8)	$(.18)	$(39.3)	$(23.5)	$(.27)
World Financial Center/September 11 related:
Relocation of personnel out of WFC									(33.9)	(20.3)	(.24)
Insurance claim	$18.4	$11.1		$.14		3.1	1.8	.02

Included in non-operating income:
Equity method investments: (b)
CNBC International gains							3.9	.05		0.7	.01
Restructuring/workforce reductions at Factiva and CNBC International							(1.6)	(.03)
Lease termination charge at SmartMoney							(0.9)	(.01)		(2.2)	(.02)
Shut-down of Work.com										(1.6)	(.02)
Gain on resolution of Telerate sale loss contingencies (c)		59.8		.73
Sale of five Ottaway properties (d)							164.1	1.94
Contract guarantee, net (e)		(9.5)		(.12)			(11.9)	(.14)		17.1	.20
Gain on non-monetary exchange of interests in WSJ Europe and Handelsblatt (f)		11.4		.14

Write-downs of investments: (g)
Nation Multimedia										(4.8)	(.06)
iBEAM										(4.0)	(.05)
Certain income tax matters (h)		19.5		.24						30.0	.35

Total	$18.4	$92.2	*	$1.12	*	$(23.8)	$139.6	$1.66 *	$(73.2)	$(8.6)	$(.10)

*	The sum of the individual amounts does not equal the total due to rounding.

(a) Restructuring Charges and September 11 related items, net:

Restructuring

In 2002, the Company initiated two workforce reductions resulting in total restructuring charges of $26.9 million largely reflecting employee severance related to workforce reductions of about 445 full-time employees, or roughly 6%, of the Company’s full-time workforce. These workforce reductions occurred in all business segments with the exception of community newspapers. Annualized cost savings associated with the workforce reduction are expected to be about $39 million.

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

See Note 3 to the financial statements for additional information on restructuring efforts.

World Financial Center/September 11 Related

On September 11, 2001, the Company’s headquarters at the World Financial Center sustained damage from debris and dust as a result of the terrorist attacks on the World Trade Center. Approximately 60% of the floor space, including furniture and related equipment, had been determined a total loss. In 2001, the Company had written off the $15 million carrying value in assets that were destroyed and recorded a receivable from insurance, which was included in other noncurrent assets on the balance sheet.

Relocation of personnel out of World Financial Center

The third quarter of 2001 included charges to operating income of $1.7 million ($1 million after taxes) related to the September 11 World Trade Center terrorist attacks. The charge included temporary relocation-related costs and a charitable donation of $1 million to the September 11 Fund, which were partly offset by savings from World Financial Center rent abatement.

In addition, the Company announced in October 2001 that it intended to permanently relocate various personnel housed at the World Financial Center to other available office space in the surrounding area, including company-owned facilities in South Brunswick, New Jersey. Dow Jones permanently vacated four of its existing seven floors (165,000 sq ft of its more than 300,000 sq ft) of leased office space at World Financial Center. The lease for vacated floors is due to expire in 2005.

In the fourth quarter of 2001, as a result of its decision to permanently re-deploy its personnel from the World Financial Center, Dow Jones recorded a charge of $32.2 million, primarily reflecting its obligation to the landlord on the vacated space. This amount was undiscounted and included a $3.7 million write-down of undamaged leasehold improvements on the floors the Company was vacating. Reserves related to vacated office space totaled $18 million at December 31, 2003.

Insurance Claim

The Company has insurance policies that cover property damage, extra expenses and business interruption related to the September 11 disaster. In the fourth quarter of 2002, the Company recorded a gain of $3.1 million ($1.8 million after taxes), reflecting the recovery of insurance proceeds in excess of the carrying value of World Financial Center assets that were destroyed as a result of the September 11 terrorist attacks. Proceeds from the property damage insurance claim, net of WFC clean-up costs paid by the Company, totaled $16.9 million in 2002. The final settlement of the Company’s property damage claim of $1.3 million was received in 2003.

In the second quarter of 2003, the Company recorded a gain of $18.4 million ($11.1 million after taxes, or $.14 per diluted share) reflecting the settlement of its business interruption insurance claim for loss of operating income suffered as a result of the terrorist attacks on the World Trade Center.

(b) Gains/Charges in Equity in Earnings (Losses) of Associated Companies

In 2002, equity in losses of associated companies included a net charge of $0.3 million consisting of charges in the fourth quarter totaling $4.2 million, offset by second quarter 2002 gains at CNBC Asia of $3.9 million. The fourth quarter of 2002 included restructuring/workforce reduction charges of $2.7 million ($1.6 million after taxes) at Factiva and CNBC International, combined, and an office lease termination charge of $1.5 million ($0.9 million after taxes) at SmartMoney. The second quarter 2002 gains at CNBC Asia included a $2.5 million gain from the favorable settlement of a contractual obligation and a $1.4 million gain from the sale of an investment by CNBC Asia.

In 2001, equity in losses of associated companies included a net charge of $4.8 million ($3.1 million after taxes). The fourth quarter of 2001 included a charge of $3.6 million ($2.2 million after taxes) related to a loss on an office lease that was abandoned by SmartMoney. The third quarter of 2001 included a $1.2 million ($0.7 million after taxes) gain relating to the early extinguishment of debt for CNBC Europe. In the first quarter of 2001, the Company recorded a charge of $2.4 million ($1.6 million after taxes) for costs related to the shut-down of Work.com, a joint venture with Excite@Home.

(c) Gain on Resolution of Telerate Sale Loss Contingencies

In the first quarter of 2003, the Company recorded a gain of $59.8 million ($.73 per diluted share) on the resolution of certain loss contingencies resulting from the sale of its former Telerate subsidiary to Bridge. The reserve for loss contingencies was established as part of the loss on the sale of Telerate in 1998 and related to various claims that arose out of the Stock Purchase Agreement, including a purchase price adjustment related to working capital, an indemnification undertaking and other actual and potential claims and counter-claims between the Company and Bridge. In February 2001, Bridge declared bankruptcy. In March 2003, these matters were resolved by the bankruptcy court, and the Company’s contingent liabilities were thereby extinguished.

(d) Gains on Sale of Ottaway Properties

The second quarter of 2002 included a gain of $44.5 million ($38 million after taxes, or $.45 per diluted share) from the sale of a community newspaper to Eagle-Tribune Publishing Company. The first quarter of 2002 included a gain of $153.4 million ($126.1 million after taxes, or $1.49 per diluted share) resulting from the sale of four of the Company’s Ottaway newspapers to Community Newspapers Holdings, Inc.

The Company utilized approximately $190 million of its capital loss carryforward on these sales.

(e) Contract Guarantee, net

In 1998, the Company completed the sale of its former subsidiary, Telerate, to Bridge Information Systems, Inc. (Bridge). The purchase price consisted of $150 million aggregate par value of 5 year, redeemable, convertible, 4% preferred stock of Bridge, which was included in other investments, and cash of $360 million. Under the terms of the sale, Dow Jones retained its guarantee of payments under certain circumstances of certain annual minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities and Market Data Corporation (MDC) under contracts entered into during the period when Telerate was a subsidiary of Dow Jones (contract guarantee). The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions. Bridge agreed to indemnify Dow Jones for any liability Dow Jones incurred under the contract guarantee with respect to periods subsequent to Bridge’s purchase of Telerate. However, Bridge filed for bankruptcy protection on February 15, 2001, after unsuccessful attempts to reorganize its operations and arrange for additional financing.

Dow Jones believes that Cantor Fitzgerald and MDC have the obligation to cover, mitigate or otherwise reduce and/or avoid any losses or damages under these circumstances, including by securing the best possible commercial terms for the supply of the subject data to a third party or parties. Cantor and MDC deny that they have this obligation. Dow Jones believes that any and all amounts which are received by Cantor Fitzgerald and/or MDC in respect of such data would reduce any liability that Dow Jones might have under the contract guarantee. As of December 31, 2000, there was a high degree of uncertainty, however, as to what value the data might have in the marketplace; whether an agreement would be reached by Cantor Fitzgerald and/or MDC to supply the data to a third party or parties; the financial position of such party or parties; the timing of any such agreement and various related factors. Therefore, it was not possible for Dow Jones to determine with any certainty that any such offsets would in fact be realized, or at what time or in what amounts. Consequently, in December 2000, the Company established a reserve in the amount of $255 million representing the present value of the total estimated annual minimum payments of about $300 million over the remainder of the contract (through October 2006 and using a discount rate of approximately 6%).

Earnings in 2001 included income of $31.1 million resulting from Bridge fulfilling its payment obligation to Cantor during its post-petition bankruptcy phase, which was partially offset by the accretion of discount on the reserve balance of $14 million. In 2001, Dow Jones made one payment of $5.8 million for amounts not paid by Bridge prior to its bankruptcy. Earnings in 2002 and 2003 included accretion charges of $11.9 million and $9.5 million, respectively, which increased the reserve balance as of December 31, 2003 to $253.7 million. The Company has classified $164.6 million of this reserve as current based on the original due dates of the contract.

On November 13, 2001, the Company instituted a lawsuit in the Supreme Court of the State of New York against MDC and Cantor seeking a declaratory judgment with respect to the Company’s obligations, if any, under the guarantee. In this lawsuit the Company has asked the court to find that the Company does not and will not owe any payment under the contract guarantee through October 2006. In the alternative, the Company has asked the court to find that if any amount is owed, it must be reduced by amounts that Cantor and MDC receive or should have received from other distribution of the data. MDC has asserted counterclaims demanding payment of $10,197,416 (allegedly the balance owed by Telerate on November 15, 2001), interest, attorneys’ fees, specific performance of the guarantee, and a declaratory judgment as to the validity and interpretation of the guarantee through October 2006.

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

The trial court in January 2003 denied motions by each of the parties that their own claims for relief be granted and the competing claims be dismissed. Appeals from those decisions are not being pursued, and discovery is proceeding.

Due to the stage of the lawsuit at December 31, 2003, it is not possible to determine whether the court will find that any obligation the Company had under the guarantee may be dismissed or reduced. Accordingly, the Company believes the balance of the reserve continues to be appropriate.

While it is not possible to predict with certainty the ultimate outcome of this litigation, the Company believes the likelihood of a loss exceeding the amount reserved is remote; however, it is possible that such loss could be less than the amount reserved.

(f) Gain on Non-monetary Exchange of Interests in WSJ Europe and Handelsblatt

In December 2003, the Company and the von Holtzbrinck Group exchanged equity shareholdings so as to increase the Company’s ownership of The Wall Street Journal Europe to 90% from 51% and reduce the Company’s ownership of the von Holtzbrinck Group’s business daily, Handelsblatt, to 10% from 22%, with news and advertising relationships continuing. The transaction was accounted for at fair value in accordance with EITF 01-2, Interpretations of APB 29, as a disposition of 12% of Handelsblatt in exchange for the acquisition of an additional 39% interest in The Wall Street Journal Europe. The Company recorded a gain of $18.7 million ($11.4 million after taxes, or $.14 per diluted share), on the disposal of the 12% interest in Handelsblatt, as the risks of ownership were relinquished at the time of sale.

(g) Write-down of Investments

In 2001, the Company realized a loss of $8.8 million from impairment in the value of its investments in Nation Multimedia Group Public Co. ($4.8 million), and iBEAM Broadcasting Corp. ($4 million).

See Note 5 to the financial statements for additional information on the 2001 write-downs of investments.

(h) Certain Income Tax Matters

In the third quarter of 2003, the Internal Revenue Service (“IRS”) completed its audit of the Company’s tax returns for the 1995 through 1998 tax periods, which had been amended for additional tax refunds. In October 2003, the Company received notification that the Congressional Joint Committee on Taxation had approved these claims for tax refunds of approximately $24 million. The Company received these refunds plus interest of approximately $6.7 million in the fourth quarter of 2003. Pursuant to the settlement of these claims, in the third quarter of 2003, the Company released $25 million of tax provisions no longer needed for loss contingencies and recorded interest income of $6.7 million ($4.0 million, net of taxes). The Company also recorded a provision of $9.5 million in the third quarter for loss contingencies relating to recent developments in certain other tax matters. The net effect of these items was an increase in net income of $19.5 million, or $.24 per share.

A tax benefit of $30 million was recorded in the fourth quarter of 2001 as the Company believed that it was more likely than not that it would use a portion of its capital loss carryforward to offset capital gains on the sales of the five Ottaway properties. The valuation allowance against the carryforward was reduced in an amount equal to the anticipated net tax benefit.

Other Income/Deductions

Investment income, net of interest expense in 2003 was $4.9 million compared to net interest expense in 2002 of $2.7 million and net investment income of $0.9 million in 2001. The positive swing in 2003 was primarily related to interest received on an IRS tax refund in 2003 of approximately $6.7 million. The negative swing in 2002 relative to 2001 largely reflected reduced capitalized interest as a result of the completion of the Journal color expansion and the WSJ.com redesign projects.

Equity in Earnings (Losses) of Associated Companies

The Company’s share of equity in earnings of associated companies in 2003 was $2.9 million compared with losses of $0.5 million in 2002. Improved results at SmartMoney, STOXX and F.F. Soucy were somewhat offset by a decline in earnings at Factiva and an increase in losses at CNBC International.

Equity in losses in 2002 of $0.5 million was an improvement of $16.7 million compared with losses of $17.2 million in 2001. The reduced losses were the result of improved results at SmartMoney, Factiva and CNBC International as well as a favorable comparison as the first quarter of 2001 included $2.7 million of losses from Work.com operations and shut-down costs of $2.4 million. Partly offsetting these gains were reduced earnings at F.F. Soucy, the Company’s newsprint affiliate, driven by lower newsprint prices.

Income Taxes

The following table presents the effective income tax rates, net of minority interests:

	2003	2002	2001
Effective income tax rate	23.3%	24.0%	9.9%
Effective income tax rate excluding items identified in the table below	39.0%	39.7%	40.5%

The effective income tax rate over these years was affected by a number of capital loss/gain transactions and certain income tax matters, which are detailed below.

	2003			2002			2001
(dollars in millions)	Income Taxes	Pretax Income	Effective Tax Rate	Income Taxes	Pretax Income	Effective Tax Rate	Income Taxes	PreTax Income	Effective Tax Rate
Reported	$51.7	$222.3	23.3%	$63.7	$265.2	24.0%	$10.8	$109.0	9.9%
(net of minority interests)

Adjusted to remove:
Cantor guarantee, net		(9.5)			(11.9)			17.1
Gain on resolution of Telerate sale loss contingencies		59.8
Sale of ONI properties				33.8	197.9
CNBC International capital gains					3.9
Write-down of investments								(8.8)
Certain income tax matters	(12.8)	6.7					(30.0)

Adjusted	$64.5	$165.3	39.0%	$29.9	$75.3	39.7%	$40.8	$100.7	40.5%

Capital Loss Carryforward

While the Company was able to utilize $190 million of capital loss carryforward to offset capital gains on the sale of five Ottaway properties in 2002, there has not been another meaningful strategy that was both financially attractive and compatible with the Company’s criteria for wholly transparent, understandable and conservative financial management. As a result, the Company did not utilize $851 million of a capital loss carryforward principally related to the sale of its former Telerate subsidiary, which expired on December 31, 2003.

As of December 31, 2003, the Company had a capital loss carryforward remaining of about $436 million (a deferred tax asset of about $167 million which is fully reserved). About $156 million of this loss carryforward is recognized for tax purposes and expires in 2006. The remaining $280 million of capital loss carryforward, which primarily relates to the Cantor contract guarantee obligation, will be recognized for tax purposes only to the extent, if any, that the Company is required to make payment. If the Company is required to make any such payment, the resulting loss carryforward will be available for use five years from the year it is recognized.

The Company could not conclude that it was more likely than not it would realize any net tax savings from capital loss carryforward prior to their expiration and believes the full valuation allowance reserve was appropriate at December 31, 2003.

Minority Interests in Losses of Subsidiaries

Minority interests in losses of subsidiaries was $1.4 million in 2003 compared with $7.7 million in 2002 and $9.3 million in 2001, predominantly reflecting the transaction with the von Holtzbrinck Group to reduce their ownership of The Wall Street Journal Europe. Although the transaction was not finalized until December 2003, the Company began funding Wall Street Journal Europe losses at the 90% level as of January 1, 2003.

Liquidity and Capital Resources

Cash Flow Summary

(in millions)	2003	2002	2001
Net cash provided by operating activities	$219.9	$145.6	$341.7
Net cash (used in) provided by investing activities	(216.0)	158.5	(172.2)
Net cash (used in) provided by financing activities	(19.8)	(285.7)	(197.9)

(Decrease) increase in cash and cash equivalents	(15.8)	18.3	(28.3)
Cash and cash equivalents at beginning of the year	39.3	21.0	49.3

Cash and cash equivalents at December 31	$23.5	$39.3	$21.0

Cash provided by operations was $219.9 million in 2003, up $74.3 million, or 51%, from cash provided by operations of $145.6 million in 2002. The improvement was primarily the result of higher operating income coupled with lower income taxes paid, partially offset by increased funding of $27.4 million in defined benefit pension plans. Income tax payments were $10 million in 2003 compared with $55.9 million in 2002 as taxes paid in 2003 included a $24 million tax refund related to the completion of the audit of the 1995 to 1998 tax returns. Also, taxes paid in 2002 included $32 million of federal income taxes that was normally payable in 2001 as the Internal Revenue Service offered relief of these payments for taxpayers that were affected by the September 11 terrorist attacks on the World Trade Center.

Cash provided by operations in 2002 was $145.6 million, down $196.1 million, or 57%, from 2001’s $341.7 million. The decline was due to a drop in operating income adjusted for restructuring charges and September 11 related items not paid in each year, the timing of collections of accounts receivable and higher income tax payments in 2002.

Net cash used in investing activities was $216 million in 2003, compared with net cash provided by investing activities of $158.5 million in 2002. Net cash used in investing activities in 2003 primarily reflected the $146 million acquisition of The Stockton Record, capital expenditures of $55.9 million and the funding of equity investees. Net cash provided by investing activities in 2002 included pretax proceeds from the sales of the five Ottaway properties of $244 million and proceeds from an insurance claim of $16.9 million, net of clean-up costs, related to its World Financial Center property damage claim. Capital expenditures totaled $77.7 million in 2002, including $12 million for replacement of assets damaged as a result of the World Trade Center attacks, which was fully recovered from insurers. Net cash used in investing activities was $172.2 million in 2001 and principally included capital expenditures of $128.8 million, including capital expenditures for The Wall Street Journal color expansion project ($41 million) and the WSJ.com redesign ($19 million), as well as the funding of equity investees.

Net cash used in financing activities was $19.8 million in 2003 compared with $285.7 million in 2002 and $197.9 million in 2001. Cash outlays in 2003 included the payment of $81.6 million in dividends to shareholders and the repurchase of shares of treasury stock of $21.1 million. Sources of cash from financing activities in 2003 included a net increase in debt of $64.7 million, proceeds from sales under stock compensation plans of $11.7 million, as well as the receipt of $6.6 million from a minority shareholder to fund a subsidiary, net of distributions. Cash outlays in 2002 included $143.5 million to repurchase 3.2 million of the Company’s shares, the payment of $83.6 million in dividends to shareholders and the reduction in debt of $81 million. In 2001, the Company paid $154.3 million to repurchase 2.6 million shares and paid $85.8 million in dividends while increasing its debt balance only slightly.

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

As of December 31, 2003, the balance of the reserve for the contract guarantee was $253.7 million. The Company has classified $164.6 million of this reserve as current based on the original due dates of the contract. Due to the stage of the lawsuit at December 31, 2003, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced. Accordingly, the Company believes the balance of the reserve continues to be appropriate.

In 2004, the Company expects its beginning cash balance and cash provided by operations to be sufficient to meet its normal recurring operating commitments, fund capital expenditures of about $70 million and pay dividends. If necessary, the Company’s liquidity requirements may be funded through the issuance of commercial paper, which is supported by a $400 million revolving credit agreement with several banks. In June 2003, the Company renewed its revolving credit agreements with several banks. Under these agreements the Company can borrow up to $400 million, $130 million through June 21, 2004, and $270 million through June 24, 2006. The Company plans to extend the credit agreement prior to its expiration. Borrowings may be in the form of commercial paper, bank loans or long-term notes under a $300 million shelf registration statement filed with the Securities and Exchange Commission. Commercial paper, amounting to $153.1 million at December 31, 2003, is classified as long-term, as it is the Company’s intent to refinance such obligations on a long-term basis. The Company’s borrowing capacity is limited by certain debt covenants, based on cash flow measures. As of year-end 2003, the Company’s indebtedness was approximately $438 million less than the maximum borrowing allowed under the debt covenants. In 2003, the Company temporarily suspended its share repurchase program to utilize excess cash flow to reduce its debt.

Subsequent to the announced agreement to acquire Alternative Investor from Wicks Business Information for $85 million, which is described further below, Standard and Poor’s (S&P) placed the Company’s single-A-plus long term corporate-credit rating on review for a possible downgrade to single-A. S&P affirmed the Company’s single A-1 short term corporate-credit and commercial paper ratings. Because the Company’s outstanding debt is in commercial paper, a downgrade in its long-term credit rating is not expected to affect its cost of financing. Moody’s Investor Service and Fitch Ratings rate the Company’s senior unsecured debt at double-A3 (Moody’s) and single-A-plus (Fitch).

Contractual cash obligations as of December 31, 2003, excluding the contract guarantee to Cantor/MDC discussed above, were as follows:

	Due in
(in millions)	2004	2005-2006	2007-2008	After 2008
Long-term debt	$153.1
Lease commitments	57.1	$80.7	$50.7	$128.5
Other commitments:
Lease guarantees of investees	1.0	2.6	2.7	2.0
Commitments for capital expenditures	15.0

Market Risk

In December 2003, the Company entered into foreign currency exchange forward contracts to exchange US$25.4 million for 14.5 million British pounds, US$30.4 million for 24.4 million euro and US$1 million for 1.3 million Australian dollars. These contracts, which expire ratably over 2004, are designated as cash flow hedges of anticipated operating expenses that are denominated in these foreign currencies. Revenues of the Company are largely collected in U.S. dollars. The Company has not entered into any new forward foreign exchange contracts since December 2003.

These contracts are entered into to protect against the risk that such expenses will be adversely affected by devaluation in the U.S. dollar relative to these currencies. Realized gains or losses on foreign currency forward contracts are recognized currently through income and generally offset the transaction losses or gains on the foreign currency cash flows which they are intended to hedge.

The Company’s commercial paper outstanding of $153.1 million at December 31, 2003, is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates. At December 31, 2003, interest rates outstanding ranged from .98% to 1.17%, with a weighted-average of 1.05%. The bulk of this debt matures in the first quarter of 2004.

Labor Negotiations

The Company and its largest union, IAPE, representing about one-quarter of its employees continue to seek agreement on its employment contract, which expired in May 2003. In January 2004, the union voted to reject a tentative contract agreement that the union’s own bargaining committee had reached with the Company in November 2003. The union’s new leadership, elected in December 2003, had strongly opposed ratification. The new union leadership has said it wants to return to the bargaining table and we are hopeful we can reach a mutually agreeable settlement.

Outlook

In 2004, we expect an improving advertising climate and modest revenue growth at each of our operating segments. As we discussed earlier, advertising buying decisions from our customers continue to be made on very short cycles and revenue recovery at the global Wall Street Journal is largely dependent on a sustained recovery in B2B advertising.

Expenses in 2004 are expected to be up around 5%, with roughly two-thirds of this increase due to an expected 11% increase in newsprint prices, higher costs as a result of the 2003 acquisitions and higher costs as a result of unfavorable foreign exchange. All other costs will be up roughly 2% over last year as we use cost reductions to help mitigate higher medical, post-retirement and insurance costs as well as employee salary increases.

Pending Transaction

On February 19, 2004, the Company announced that it had reached an agreement to acquire Alternative Investor, from Wicks Business Information for $85 million, plus net working capital, as defined. The $85 million purchase price could be increased by $5 million, payable in 2008, based on the performance of the acquired business. The acquisition is expected to be funded by the issuance of debt under the Company’s commercial paper program. The transaction is pending regulatory approval and customary closing conditions, and is expected to close by the end of the first quarter of 2004.

Alternative Investor is a provider of newsletters, databases and industry conferences for the venture-capital and private-equity markets, and upon the closing of the acquisition it will be combined into the Company’s Dow Jones Newswires business.

This transaction is expected to be modestly accretive to Dow Jones earnings per share in 2004.

Pending Accounting Pronouncement

In December 2003, new Medicare prescription drug legislation was enacted into law. Beginning in 2006, this law adds a new prescription drug benefit under Medicare and also provides a federal subsidy to companies that sponsor retiree health care plans that provide a benefit that is at least “actuarially equivalent” to the Medicare plan. The subsidy amount, which is tax-free, is 28% of each Medicare eligible retiree’s drug costs between $250 and $5,000.

In January 2004, the Financial Accounting Standards Boards (FASB) issued Staff Position FAS 106-1, which gave companies the option of estimating the effect of the subsidy on their postretirement obligation in their 2003 financial statements or deferring the recognition of the subsidy until definitive guidance has been issued from the FASB. The Company has elected to defer the accounting for the effects of this new law. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic benefit costs in the Company’s financial statements or accompanying notes do not reflect the effects of the Act. At this time, specific guidance on accounting for the federal subsidy is pending, but when it is final could require the Company to change previously reported information.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. Actual results could differ from these estimates.

The following are significant accounting policies of the Company:

Advertising revenue, net of commissions, is recognized in the period in which the advertisement is displayed. The Company’s advertising rate card reflects certain volume-based discounts, which require management to make certain estimates regarding future advertising volume. These estimated rebates are recorded as a reduction of revenue in the period the advertisement is displayed and are revised as necessary based on actual volume realized. Online-related advertising revenue based on a minimum number of “impressions” is recognized as impressions occur.

Revenue recognition from subscriptions to the Company’s print publications and information services is recognized in income as earned, pro rata on a per-issue basis, over the subscription period. Circulation revenue includes sales to retail outlets/newsstands, which are subject to returns. The Company records these retail sales upon delivery, net of estimated returns. These estimated returns are based on historical return rates and are revised as necessary based on actual returns realized. Costs in connection with the procurement of subscriptions are charged to expense as incurred. Revenue from licensing the Dow Jones Averages includes both upfront one-time fees and ongoing revenue. Both upfront fees and ongoing licensing revenue are recognized in income as earned over the license period.

Accounts receivable includes an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible. This estimated allowance is based on historical trends, review of aging categories and the specific identification of certain customers that are at risk of not paying. Actual write-offs of bad debt have historically been insignificant, less than 0.5% of revenues.

Certain costs and related obligations of the Company are based on actuarial assumptions, including some of its pension plans and the cost of the Company’s postretirement medical plan, which provides lifetime health care benefits to retirees who meet specified length of service and age requirements. These benefit costs are expensed over the employee’s expected employment period. At December 31, 2003, the Company’s postretirement retiree medical benefit obligation was $239 million, which is not funded as it is the Company’s policy to fund postretirement medical costs as claims are incurred. In determining the cost of retiree medical costs, some factors that management must consider include the expected increase in health care costs, discount rates and turnover and mortality rates. The discount rate is based on the yield of long-term corporate bonds at December 31, while other assumptions are updated periodically based on recent actual trends. Increasing the assumed health care cost trend rates by one percentage point in each year would have increased the accumulated postretirement benefit obligation by $43.7 million and increased the cost for 2003 by $4.6 million. Conversely, a one percentage point decline in assumed health care cost trend rates would have lowered the benefit obligation at the end of 2003 by $36.7 million and the cost for 2003 by $3.7 million. A one quarter of one percentage point decrease in the Company’s expected discount rate in 2003 would have increased retiree medical expense by approximately $1 million.

The majority of the Company’s employees who meet specific length of service requirements are covered by defined contribution retirement plans. Substantially all employees who are not covered by these plans are covered by defined benefit pension plans based on length of service and age requirements. At December 31, 2003, the Company’s accumulated pension benefit obligation was $160.6 million, of which $160 million was funded. In determining the cost and obligation of the defined pension benefit plans, management must consider such factors as the expected return on plan assets, discount rates and expected employee salary increases. While the Company believes its assumptions are appropriate, significant differences in actual experience or changes in these assumptions would affect the calculation of its projected obligation and cost under the defined benefit pension and postretirement medical plans. The Company evaluates its actuarial assumptions annually. A one quarter of one percentage point decrease in the expected long-term rate of return on the Company’s plan assets in 2003 would have increased pension expense by approximately $0.3 million. A one quarter of one percentage point decrease in the Company’s expected discount rate in 2003 would have increased pension expense by approximately $0.3 million.

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

Management also exercises judgment in determining the estimated useful life of long-lived assets, specifically plant, property and equipment and certain intangible assets with a finite life. The Company depreciates the cost of buildings over 40 years; improvements to the buildings over 10 years; software over 3 to 5 years and machinery and equipment over 3 to 25 years. The 25-year life is applicable to the Company’s press equipment. The cost of leasehold improvements is depreciated over the lesser of the useful lives or the terms of the respective leases. Management bases its judgment on estimated lives of these assets based on actual experienced length of service of similar assets and expert opinions. The Company also uses expert opinions when determining whether an intangible asset has an indefinite life.

The Company maintains a stock incentive plan under the Dow Jones 2001 Long-Term Incentive Plan. This plan provides for the grant of contingent stock rights, stock options, restricted stock, restricted stock units and other stock-based awards. The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25) and its related interpretations. Under APB 25, pretax stock-based compensation charged to income principally in relation to the Company’s contingent stock rights and restricted stock awards was $7.4 million in 2003, $2.7 million in 2002 and $5.6 million in 2001. Had the Company’s stock-based compensation been determined by the fair-value based method of SFAS 123, “Accounting for Stock-Based Compensation,” the Company’s earnings per share for 2003, 2002 and 2001 would have been reduced by roughly $.19 per share, $.20 per share and $.16 per share, respectively.

Management must exercise judgment in assessing the likely outcome of contingencies including those relating to tax matters and legal proceedings that have arisen in the ordinary course of business and those described in Note 4 to the financial statements. Both the timing and amount of the provisions made in the financial statements and related disclosures represent management’s judgment of likelihood, based on information available at the time and on the advice of legal counsel. Judicial or governmental bodies largely determine the outcome of these matters. The ultimate resolution of these matters, either by determinations by these bodies or other means, could be materially different from that assumed by the Company in making its provisions and related disclosures.

The Company records a tax valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Currently, the Company maintains a valuation allowance on deferred tax assets related to its capital loss carryforward. The Company has considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company were to determine that it would be able to realize all or a portion of its net deferred tax assets, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company subsequently determine that it would not be able to realize all or a portion of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Information Relating to Forward-Looking Statements

This document contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to: the cyclical nature of the Company’s business and the strong negative impact of economic downturns on advertising revenues; the negative impact on the Company’s core advertising market-B2B advertising-caused by weak corporate profits, corporate scandals that have resulted in damage to business, investor and public confidence; the risk that the current weak advertising market, particularly in the financial and technology segments, will not improve or will improve very slowly or only to a limited extent; the risk that the Company will not benefit from or will only benefit to a limited extent from any improvement in the advertising market in the face of competition from other national business magazines, television, trade publications and other publications and services; the Company’s ability to limit and manage expense growth, especially in light of its prior cost cutting and its planned growth initiatives, without harming its growth prospects; the intense competition the Company’s existing products and services face in the markets for financial news and information and advertising revenues from newspapers, specialized magazines, free and paid Internet publications and services, news services, financial television programming and other new media; the competition the Company’s print publications face from Internet sites for classified advertising; the Company’s ability to expand and diversify the Journal’s market segment focus beyond financial and technology; the challenge the Company’s Personal Journal will face in attempting to become a leading presence in new market segments, such as health care, automotive, telecom, and high-end consumer goods, where competing publications and services, such as specialty and trade magazines, have already established themselves; the risk that the Company’s initiatives to attract more consumer advertising, and other diversified advertising, to the Journal will not succeed; the competition the Company will face in introducing new products and services in the B2B market from already existing newsletters, trade publications, research reports and services; the extent to which the recent enhancements to the Journal will attract a broader base of readers, subscribers, and advertisers; in light of the weak advertising market and competition, the Company’s ability to attract diverse advertisers to place color advertising in the Journal; the impact on the future circulation of the Company’s print publications that may be caused by the declining frequency of regular newspaper buying by young people; with respect to Newswires, the challenges the Company will face in promoting its NewsPlus enhancement and in launching the next stages of its “Newswire of the Future” initiative, in the face of competing resources for in-depth news analysis; with respect to Newswires and other subscription-based products and services, the negative impact of business consolidations and layoffs in the financial services industry on sales of the Company’s products and services; with respect to Newswires, the challenges the Company faces in striving to increase its international revenues given the competition from and subscribers’ desire for, local language news services; with respect to Newswires, risks concerning the financial viability of the Moneyline Telerate business, with which Newswires has entered into a bundling arrangement that is important to Newswires’ international revenues; with respect to Newswires, competition from other independent news service providers and the risk that distributors of Newswires’ products may elect to distribute only their own news services; with respect to the Company’s products and services aimed at the venture capital and private equity markets, the volatility of the venture capital and private equity markets and the extent to which these markets begin to grow, following their contraction in recent years; the Company’s ability to successfully integrate its acquisition of Alternative Investor, which includes distinct newsletters, database and events businesses, into the Company’s Newswires business unit, and to achieve production and operational efficiencies in doing so; the competition from other news and information companies for products aimed at the venture capital or private equity markets; the volatility of the events business which is impacted by growth and contraction in the venture capital and private equity markets and by external factors that impact willingness to travel, such as war and other geopolitical events; the Company’s ability to find strategic and financially attractive core-business acquisition opportunities and to integrate those businesses; the Company’s ability to leverage its brands to develop new business opportunities and to generate advertising and other revenues from these products; the Company’s ability to achieve strategic alliances and to improve the growth and profitability of existing strategic alliances; with respect to the Company’s community newspapers business, its ability to maintain or grow margins and to strengthen its portfolio of newspaper properties, particularly given the difficulty of finding quality newspaper properties to acquire; the Company’s ability to increase its circulation and advertising revenues from its international print publications and to further penetrate overseas markets through print and television products, given the competition from local language publications and television networks and other international publications and television ventures; the ability of WSJ.com to continue to increase revenues through building subscriber and advertiser numbers; the amount of user traffic on the Company’s Internet sites and the pricing of advertising on Internet sites generally; the extent to which the Company is required to perform under the guarantee to Cantor Fitzgerald Securities and Market Data Corporation, and other uncertainties relating to liability under this guarantee; potential increased regulation of online businesses; adverse developments relating to the Company’s commitments, contingencies and equity investments; adverse developments relating to changes in tax law or rates; risks related to the potential or actual insolvency or bankruptcy of any of the Company’s suppliers, service providers or business partners, including providers of software and software maintenance; the Company’s ability to recover from any possible technical, hardware or software failure; the Company’s ability to negotiate collective bargaining agreements with its labor unions without work interruptions and on reasonable terms; the Company’s ability to attract and retain qualified personnel if the labor market tightens as a result of an improvement in the economy; cost of newsprint; and such other risk factors as may have been or may be included from time to time in the Company’s reports filed with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

Dow Jones & Company

For the years ended December 31, 2003, 2002 and 2001

(in thousands, except per share amounts)	2003	2002	2001
Revenues:
Advertising	$871,817	$877,681	$1,052,322
Information services	286,863	281,220	289,321
Circulation and other	389,805	400,272	431,440

Total revenues	1,548,485	1,559,173	1,773,083

Expenses:
News, production and technology	483,709	495,480	531,584
Selling, administrative and general	540,529	559,947	607,145
Newsprint	105,066	103,534	150,791
Print delivery costs	188,662	191,581	194,432
Depreciation and amortization	106,014	109,738	105,713
Restructuring charges and September 11 related items, net	(18,408)	23,810	73,219

Operating expenses	1,405,572	1,484,090	1,662,884

Operating income	142,913	75,083	110,199

Other income (deductions):
Investment income	7,771	400	1,441
Interest expense	(2,830)	(3,083)	(500)
Equity in earnings (losses) of associated companies	2,869	(488)	(17,181)
Gain on sale of businesses		197,925
Gain on non-monetary exchange of equity holdings	18,699
Gain on resolution of Telerate sale loss contingencies	59,821
Contract guarantee, net	(9,523)	(11,878)	17,136
Write-down of investments			(8,827)
Other, net	1,138	(429)	(2,580)

Income before income taxes and minority interests	220,858	257,530	99,688
Income taxes	51,704	63,741	10,794

Income before minority interests	169,154	193,789	88,894
Minority interests in losses of subsidiaries	1,445	7,717	9,326

Net income	$170,599	$201,506	$98,220

Per share:
Net income:
Basic	$2.09	$2.41	$1.15
Diluted	2.08	2.40	1.14

Cash dividends	1.00	1.00	1.00

Weighted-average shares outstanding:
Basic	81,593	83,510	85,691
Diluted	81,950	83,917	86,258

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS

Dow Jones & Company

December 31, 2003 and 2002

(dollars in thousands)	2003	2002
Assets:
Current Assets:
Cash and cash equivalents	$23,514	$39,346
Accounts receivable – trade, net of allowance for doubtful accounts of $5,229 in 2003 and $5,220 in 2002	157,750	146,305
Accounts receivable – other	17,522	23,779
Newsprint inventory	12,315	9,698
Prepaid expenses	20,055	16,704
Deferred income taxes	14,723	14,772

Total current assets	245,879	250,604

Investments in associated companies, at equity	89,230	83,619

Other investments	14,558	5,587

Plant, property and equipment, at cost:
Land	22,173	21,652
Buildings and improvements	431,365	426,540
Equipment	1,243,122	1,222,946
Construction in progress	35,214	20,399

	1,731,874	1,691,537
Less, accumulated depreciation	1,042,590	970,836

Plant, property and equipment, net	689,284	720,701

Goodwill	153,320	56,251

Other intangible assets, less accumulated amortization of $3,138 in 2003 and $1,297 in 2002	70,124	6,779

Deferred income taxes	17,394	71,643

Other assets	24,365	12,475

Total assets	$1,304,154	$1,207,659

CONSOLIDATED BALANCE SHEETS

Dow Jones & Company

December 31, 2003 and 2002

(dollars in thousands)	2003	2002
Liabilities:
Current Liabilities:
Accounts payable - trade	$65,732	$55,285
Accrued wages, salaries and commissions	63,240	69,967
Retirement plan contributions payable	24,224	23,850
Other payables	71,287	130,373
Contract guarantee obligation	164,642	111,619
Income taxes	32,987	40,816
Unearned revenue	191,411	190,569

Total current liabilities	613,523	622,479

Long-term debt	153,110	92,937
Deferred compensation, principally postretirement benefit obligation	288,364	294,831
Contract guarantee obligation	89,083	132,584
Other noncurrent liabilities	23,834	33,696

Total liabilities	1,167,914	1,176,527

Commitments and contingent liabilities (Note 13)

Minority interests in subsidiaries	6,579	561

Stockholders’ Equity:
Common stock, par value $1.00 per share; authorized 135,000,000 shares; issued 81,493,687 shares in 2003 and 81,404,677 shares in 2002	81,494	81,405
Class B common stock, convertible, par value $1.00 per share; authorized 25,000,000 shares; issued 20,687,333 shares in 2003 and 20,776,344 shares in 2002	20,687	20,776

	102,181	102,181
Additional paid-in capital	122,012	120,645
Retained earnings	821,733	732,720
Accumulated other comprehensive income, net of taxes:
Unrealized gain on investments	5,683	1,565
Unrealized gain on hedging	453	2,059
Foreign currency translation adjustment	3,817	266
Minimum pension liability	(223)	(9,979)

	1,055,656	949,457
Less, treasury stock, at cost; 20,472,620 shares in 2003 and 20,264,693 shares in 2002	925,995	918,886

Total stockholders’ equity	129,661	30,571

Total liabilities and stockholders’ equity	$1,304,154	$1,207,659

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dow Jones & Company

For the years ended December 31, 2003, 2002 and 2001

(in thousands)	2003	2002	2001
Operating activities:
Net income	$170,599	$201,506	$98,220
Adjustments to reconcile net income to net cash provided by operating activities:
Contract guarantee, net	9,523	11,878	(17,136)
Depreciation	104,173	108,666	102,597
Amortization of intangibles	1,841	1,072	3,116
Gain on sale of businesses		(197,925)
Gain on resolution of Telerate sale loss contingencies	(59,821)
Gain on non-monetary exchange of equity holdings	(18,699)
Write-down of plant, property and equipment			22,936
Write-down of investments			8,827
Minority interests in losses of subsidiaries	(1,445)	(7,717)	(9,326)
Equity in (earnings) losses of associated companies, net of distributions	7,233	9,761	26,099
Changes in assets and liabilities:
Accounts receivable	(7,812)	9,065	74,220
Other current assets	(2,157)	1,468	22,063
Unearned revenue	(1,234)	(10,044)	(8,737)
Accounts payable and accrued liabilities	(6,754)	(8,273)	(18,584)
Income taxes	(6,560)	(23,574)	42,406
Deferred taxes	45,524	31,396	(31,502)
Deferred compensation	23,545	30,319	23,149
Other noncurrent assets	(25,144)	(408)	(13,141)
Other noncurrent liabilities	(10,575)	(9,750)	20,457
Other, net	(2,337)	(1,844)	(3,931)

Net cash provided by operating activities	219,900	145,596	341,733

Investing activities:
Additions to plant, property and equipment	(55,941)	(77,653)	(128,759)
Disposition of plant, property and equipment	3,759	355	2,239
Proceeds from property damage insurance claim, net	1,271	16,918
Businesses and investments acquired	(149,135)	(11,815)	(11,179)
Funding of equity investees, net	(18,878)	(18,972)	(41,419)
Disposition of businesses and investments		243,592	1,176
Other, net	2,950	6,038	5,770

Net cash (used in) provided by investing activities	(215,974)	158,463	(172,172)

Financing activities:
Cash dividends	(81,586)	(83,649)	(85,789)
Increase in long-term debt	117,317	58,036	82,556
Reduction of long-term debt	(57,144)	(139,057)	(59,463)
Book overdraft	4,547
Proceeds from sales under stock compensation plans	11,661	16,671	15,156
Purchase of treasury stock, net of put premiums	(21,135)	(143,477)	(154,272)
Contribution from minority partner, net	6,582	5,737	3,930

Net cash used in financing activities	(19,758)	(285,739)	(197,882)
(Decrease) increase in cash and cash equivalents	(15,832)	18,320	(28,321)
Cash and cash equivalents at beginning of year	39,346	21,026	49,347

Cash and cash equivalents at end of year	$23,514	$39,346	$21,026

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dow Jones & Company

For the years ended December 31, 2003, 2002 and 2001

(in thousands, except per share amounts)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) income	Treasury Stock		Total
						Shares	Amount
Balance, December 31, 2000	$81,136	$21,045	$137,481	$602,432	$(4,555)	(15,351,872)	$(678,771)	$158,768
Net income - 2001				98,220				98,220
Unrealized loss on investments					(118)			(118)
Translation adjustment					(472)			(472)
Adjustment for realized loss included in net income					3,846			3,846

Comprehensive income								101,476
Dividends, $1.00 per share				(85,789)				(85,789)
Conversion of class B common
stock into common stock	151	(151)
Sales under stock compensation plans			(3,624)			451,640	25,218	21,594
Purchase of treasury stock			(6,011)			(2,649,005)	(148,261)	(154,272)

Balance, December 31, 2001	$81,287	$20,894	$127,846	$614,863	$(1,299)	(17,549,237)	$(801,814)	$41,777
Net income - 2002				201,506				201,506
Unrealized gain on investments					437			437
Unrealized gain on hedging					2,059			2,059
Translation adjustment					2,693			2,693
Minimum pension liability, net of deferred taxes of $6,609					(9,979)			(9,979)

Comprehensive income								196,716
Dividends, $1.00 per share				(83,649)				(83,649)
Conversion of class B common stock into common stock	118	(118)
Sales under stock
compensation plans			(5,738)			534,139	26,234	20,496
Purchase of treasury stock			(1,463)			(3,249,595)	(143,306)	(144,769)

Balance, December 31, 2002	$81,405	$20,776	$120,645	$732,720	$(6,089)	(20,264,693)	$(918,886)	$30,571

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dow Jones & Company

For the years ended December 31, 2003, 2002 and 2001

(in thousands, except per share amounts)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) income	Treasury Stock		Total
						Shares	Amount
Balance, December 31, 2002	$81,405	$20,776	$120,645	$732,720	$(6,089)	(20,264,693)	$(918,886)	$30,571

Net income - 2003				170,599				170,599
Unrealized gain on investments					4,118			4,118
Unrealized gain on hedging					453			453
Translation adjustment, net of deferred taxes of $2,055					3,551			3,551
Minimum pension liability, net of deferred taxes of $6,471					9,756			9,756
Adjustment for realized gain on hedging included in net income					(2,059)			(2,059)

Comprehensive income								186,418
Dividends, $1.00 per share				(81,586)				(81,586)
Conversion of class B common stock into common stock	89	(89)
Sales under stock compensation plans			1,367			347,623	12,734	14,101
Purchase of treasury stock						(555,550)	(19,843)	(19,843)

Balance, December 31, 2003	$81,494	$20,687	$122,012	$821,733	$9,730	(20,472,620)	$(925,995)	$129,661

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - Dow Jones & Company is a global provider of business and financial news and information through newspapers, newswires, magazines, the Internet, television and radio stations. In addition, the Company owns certain general-interest community newspapers throughout the U.S. Advertising revenue is the Company’s major revenue source.

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

NEWSPRINT INVENTORY is stated at the lower of cost or market. The cost of newsprint is computed by the last-in, first-out (LIFO) method. If newsprint inventory had been valued by the average cost method, it would have been approximately $6.9 million and $5.4 million higher in 2003 and 2002, respectively.

INVESTMENTS in marketable equity securities, all of which are classified as available for sale, are carried at their market value in other investments on the consolidated balance sheets. The unrealized gains or losses from these investments are recorded directly to Stockholders’ Equity. Any decline in market value below the investment’s original cost that is determined to be other than temporary as well as any realized gains or losses would be recognized in income (see Note 15).

PLANT, PROPERTY AND EQUIPMENT are recorded at cost and depreciation is computed using straight-line or declining-balance methods over the estimated useful lives: 10 to 40 years for building and improvements, 3 to 25 years for machinery and equipment and 3 to 5 years for software. The 25-year life is applicable to the Company’s press equipment. The cost of leasehold improvements is amortized over the lesser of the useful lives or the terms of the respective leases. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are deducted from the respective accounts and the resulting gain or loss is included in income. The cost of construction of certain long-term assets includes capitalized interest, which is amortized over the life of the related assets. The Company capitalized interest of $8.9 million in 2001 primarily related to its color expansion project. Interest capitalized in 2003 and 2002 was insignificant. Maintenance and repairs are charged to expense as incurred. Major renewals, betterments and additions are capitalized.

GOODWILL AND OTHER INTANGIBLES - As of January 1, 2002, the Company adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that an intangible asset that is acquired either individually or with a group of other assets be initially recognized and measured based on fair value. An intangible with a finite life is amortized over its useful life, while an intangible with an indefinite life, including goodwill, is not amortized. Prior to January 1, 2002, goodwill was amortized using the straight-line method over various periods, principally 40 years.

The Company tests goodwill and other indefinite-lived intangible asset values at least annually for impairment. The balance of goodwill and other intangibles is assigned to a reporting unit, which is defined as an operating segment or one level below the operating segment. To determine whether an impairment exists, the carrying value of the reporting unit is compared with its fair value. An impairment loss would be recognized to the extent that the carrying value of the reporting unit exceeded its fair value. Fair value estimates are based on quoted market values in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including discounted value of estimated future cash flows, market multiples or appraised valuations by experts.

Other intangible assets include acquired subscription accounts, which are amortized over 5 to 25 years and acquired advertising accounts are amortized over 8 to 12 years. Other intangibles not subject to amortization consist principally of masthead (see Note 6).

DEFERRED INCOME TAXES are provided for temporary differences in bases between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at tax rates then in effect. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Currently, the Company maintains a tax valuation allowance on deferred tax assets related to its capital loss carryforward. While the Company has considered ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize all or a portion of its net deferred tax assets, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company subsequently determine that it would not be able to realize all or a portion of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made (see Note 9).

FOREIGN CURRENCY TRANSLATION of assets and liabilities is determined at the appropriate year-end exchange rates, while results of operations are translated at the average rates of exchange in effect throughout the year. The resultant translation adjustments for subsidiaries whose functional currency is not the U.S. dollar are recorded directly to comprehensive income in Stockholders’ Equity. Gains or losses arising from remeasurement of financial statements for foreign subsidiaries where the U.S. dollar is the functional currency as well as from all foreign currency transactions are included in income. Foreign exchange included in Other, net in the income statement totaled a gain of $0.1 million in 2003, a loss of $0.4 million in 2002 and a loss of $0.9 million in 2001.

FOREIGN CURRENCY-EXCHANGE CONTRACTS are designated as cash flow hedges of anticipated operating expenses that are denominated in foreign currencies. Revenues of the Company are largely collected in U.S. dollars. These contracts are entered into to protect against the risk that such expenses will be adversely affected by devaluation in the U.S. dollar relative to the currencies hedged. Realized gains or losses on foreign currency forward contracts are recognized currently through income and generally offset the transaction losses or gains on the foreign currency cash flows which they are intended to hedge (see Note 15). Unrealized gains or losses, arising from changes in fair value, are recorded as a component of comprehensive income.

REVENUE from advertising, which is net of commissions, is recognized in the period in which the advertisement is displayed. Advertising revenue based on a minimum number of “impressions” is recognized as impressions occur. Revenue from subscriptions to the Company’s print publications and information services is recognized in income as earned, pro rata on a per-issue basis, over the subscription period. Revenue from licensing the Dow Jones Averages includes both upfront one-time fees and ongoing revenue. Both upfront fees and ongoing licensing revenue are recognized in income as earned over the license period.

ADVERTISING COSTS, which include circulation marketing as well as trade advertising, are expensed as incurred. Advertising costs included in selling, administrative and general expenses were $73.3 million in 2003, $80.4 million in 2002 and $95.3 million in 2001.

RESEARCH AND DEVELOPMENT expenditures, which primarily relate to software development for various operations of the Company, are charged to expense as incurred. Research and development (R&D) expenses were $29.7 million in 2003, $31.2 million in 2002 and $34 million in 2001.

PENSION AND OTHER POSTRETIREMENT PLANS - The Company provides retirement benefits to a majority of its employees through defined contribution plans based on compensation levels. The Company matches employee contributions up to a determined percentage. The defined contribution plans are funded currently. Some of the Company’s subsidiaries provide a defined benefit plan based on length of service and compensation. The Company also sponsors a defined benefit postretirement medical plan to certain retirees who meet specific length of service and age requirements. It is the Company’s policy to fund postretirement benefits as claims are incurred. The estimated cost for both the defined pension benefit and the postretirement medical plans, which is actuarially derived, is recorded over the employee’s expected service period (see Note 12). The measurement date used for the majority of plan assets and defined benefit obligations is December 31.

STOCK-BASED COMPENSATION - The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and its related interpretations. Under APB 25, pretax stock-based compensation charged to income, principally in relation to the Company’s contingent stock rights and restricted stock awards, was $7.4 million in 2003, $2.7 million in 2002 and $5.6 million in 2001 (see Note 11).

Had the Company’s stock-based compensation been determined by the fair-value based method of SFAS 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows:

(in thousands, except per share amounts)	2003	2002	2001
Net income, as reported	$170,599	$201,506	$98,220
Add: Stock-based compensation expense included in reported net income, net of taxes	4,471	1,640	3,360
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes	(20,229)	(18,238)	(17,084)

Adjusted net income	$154,841	$184,908	$84,496

Basic earnings per share:
As reported	$2.09	$2.41	$1.15
Adjusted	1.90	2.21	.99
Diluted earnings per share:
As reported	2.08	2.40	1.14
Adjusted	1.89	2.20	.98

The following table provides the estimated fair value under the Black-Scholes option-pricing model of each option and stock-purchase plan right granted in years 2001 through 2003, and the significant weighted-average assumptions used in their determination.

	Fair Value	Risk-Free Interest Rate	Dividend Yield	Expected Life	Volatility
Stock Purchase Plan Right
2003	9.70	1.0%	2.3%	0.6 years	29.8%
2002	10.16	1.8	2.3	0.6	25.7
2001	13.17	3.6	1.9	0.6	26.3
Options under Stock Option Plans
2003	10.38	3.0%	2.2%	5.0 years	28.0%
2002	13.55	4.4	2.3	5.0	25.7
2001	15.66	5.0	1.9	5.0	25.7

USE OF ESTIMATES - The financial statements are prepared in accordance with generally accepted accounting principles which require certain reported amounts to be based on estimates. Actual results could differ from these estimates.

NOTE 2. ACQUISITIONS/DISPOSITIONS

Non-monetary Exchange of Equity Holdings in 2003

In December 2003, the Company and the von Holtzbrinck Group exchanged equity shareholdings so as to increase the Company’s ownership of The Wall Street Journal Europe to 90% from 51% and reduce the Company’s ownership of the von Holtzbrinck Group’s business daily, Handelsblatt, to 10% from 22%, with news and advertising relationships continuing. The transaction was accounted for at fair value in accordance with EITF 01-2, Interpretations of APB 29, as a disposition of 12% of Handelsblatt in exchange for the acquisition of an additional 39% interest in The Wall Street Journal Europe. The Company recorded a gain of $18.7 million ($11.4 million after taxes, or $.14 per diluted share), on the disposal of the 12% interest in Handelsblatt, as the risks of ownership were relinquished at the time of sale.

Based on preliminary estimates, the purchase of 39% of The Wall Street Journal Europe resulted in the acquisition of goodwill of $16.9 million and other intangibles of $6.5 million. The other intangibles consisted of advertising accounts valued at $2.5 million and subscription accounts valued at $0.2 million. These intangibles will be amortized on a straight-line basis over 8 years. The remaining $3.8 million represented acquired masthead which has an indefinite life.

Acquisition of Technologic Partners in 2003

On September 2, 2003, the Company purchased Technologic Partners, a closely-held publications and events firm for $2.7 million. Technologic Partners, which has eight online newsletters and produces six conference events annually, was combined with the Newsletters group within Dow Jones Newswires. The purchase resulted in the acquisition of goodwill of $3.4 million and other intangibles of $0.5 million to be amortized on a straight-line basis over five years.

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

Resolution of Telerate Sale Loss Contingencies in 2003

In the first quarter of 2003, the Company recorded a gain of $59.8 million ($.73 per diluted share) on the resolution of certain loss contingencies resulting from the sale of its former Telerate subsidiary to Bridge. The reserve for loss contingencies was established as part of the loss on the sale of Telerate in 1998 and related to various claims that arose out of the Stock Purchase Agreement, including a purchase price adjustment related to working capital, an indemnification undertaking and other actual and potential claims and counter-claims between the Company and Bridge. In February 2001, Bridge declared bankruptcy. In March 2003, these matters were resolved by the bankruptcy court, and the Company’s contingent liabilities were thereby extinguished.

2002 Acquisitions

In 2002, the Company acquired minor businesses for an aggregate purchase price of $11.8 million, which consisted principally of purchases of community newspapers by the Company’s Ottaway Newspaper subsidiary. In October 2002, the Company purchased The Ashland Tidings and The Medford Nickel, two small publications in southern Oregon, from Lee Enterprises and in January 2002 the Company purchased the Danville News. The Company also purchased MoneyView Online BV, a Dutch local language newswire, in April 2002. These acquisitions were accounted for by the purchase method and resulted in tangible net assets of $2.7 million, $7.3 million in goodwill and $1.8 million in other intangibles.

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

The Company utilized $190 million of its capital loss carryforward on these sales. See Note 9 for a further discussion of capital loss carryforward.

2001 Acquisitions

In June 2001, the Company acquired the assets of the York County Coast Star and the York Weekly for $6.7 million and combined these operations with Seacoast Newspapers, Inc. in Portsmouth, New Hampshire. This acquisition was accounted for by the purchase method and resulted in other intangibles of $1.8 million, tangible net assets of $0.4 million and the balance as goodwill.

In September 2001, the Company purchased newswire subscriber contracts from Bridge Information Systems for $4.5 million.

NOTE 3. RESTRUCTURING CHARGES AND SEPTEMBER 11 RELATED ITEMS, NET

Restructuring charges and September 11 related items, net included in operating expenses were as follows:

(in thousands)	2003	2002	2001
Restructuring:
Severance		$26,651	$33,453
Write-down of assets			4,399
Other exit costs		222	1,377
World Financial Center (WFC)/September 11 related:
Gain on settlement of business interruption insurance claim	$(18,408)
Gain on insurance claim for property damage		(3,063)
Charge to permanently abandon WFC office space			32,248
Temporary relocation and other items, net			1,742

	$(18,408)	$23,810	$73,219

Restructuring

During 2002, the Company initiated two separate workforce reductions resulting in total restructuring charges of $26.9 million ($15.8 million after taxes and minority interests) largely reflecting employee severance related to a workforce reduction of about 445 full-time employees, or roughly 6% of the Company’s full-time workforce.

There were three separate workforce reductions in 2001, in aggregate affecting roughly 550 full-time employees, or 6% of the Company’s full-time workforce. For all of 2001, restructuring charges totaled $39.3 million ($23.5 million after taxes and minority interests) for employee severance and for asset write-downs associated with online and international businesses that were made obsolete, or redundant and were abandoned as a result of the restructuring plan.

The following table displays the activity and balances of the restructuring reserve account for the year ended December 31, 2003:

(in thousands)	December 31, 2002 Reserve	Cash Payments	December 31, 2003 Reserve
Employee severance	$17,116	$13,818	$3,298
Other exit costs	264	78	186

As of December 31, 2003 workforce reductions for these restructurings were substantially complete. The remaining reserve relates primarily to continuing payments for employees that were terminated.

World Financial Center/September 11 related

On September 11, 2001, the Company’s headquarters at the World Financial Center sustained damage from debris and dust as a result of the terrorist attacks on the World Trade Center. Approximately 60% of the floor space, including furniture and related equipment, had been determined a total loss. In 2001, the Company had written off the $15 million carrying value in assets that were destroyed and recorded a receivable from insurance, which was included in other noncurrent assets on the balance sheet.

Relocation of Personnel out of World Financial Center

The third quarter of 2001 included charges to operating income of $1.7 million ($1 million after taxes) related to the September 11 World Trade Center terrorist attacks. The charge included temporary relocation related costs and a charitable donation of $1 million to the September 11 Fund, which were partly offset by savings from World Financial Center rent abatement.

In addition, the Company announced in October 2001 that it intended to permanently relocate various personnel housed at the World Financial Center to other available office space in the surrounding area, including Company-owned facilities in South Brunswick, New Jersey. Dow Jones permanently vacated four of its existing seven floors (165,000 sq ft of its more than 300,000 sq ft) of leased office space at World Financial Center. The lease for vacated floors is due to expire in 2005.

In the fourth quarter of 2001, as a result of its decision to permanently re-deploy its personnel from the World Financial Center, Dow Jones recorded a charge of $32.2 million, primarily reflecting its obligation to the landlord on the vacated space. This amount was undiscounted and included a $3.7 million write-down of undamaged leasehold improvements on the floors the Company was vacating. Reserves relating to vacated office space totaled $18 million at December 31, 2003.

Insurance Claim

The Company has insurance policies that cover property damage, extra expenses and business interruption related to the September 11 disaster. In the fourth quarter of 2002, the Company recorded a gain of $3.1 million ($1.8 million after taxes), reflecting the recovery of insurance proceeds in excess of the carrying value of World Financial Center assets that were destroyed as a result of the September 11 terrorist attacks. Proceeds from the property damage insurance claim, net of WFC clean-up costs paid by the Company, totaled $16.9 million in 2002. The final settlement of the Company’s property damage claim of $1.3 million was received in 2003.

In the second quarter of 2003, the Company recorded a gain of $18.4 million ($11.1 million after taxes, or $.14 per diluted share) reflecting the settlement of its business interruption insurance claim for loss of operating income suffered as a result of the terrorist attacks on the World Trade Center.

NOTE 4. CONTRACT GUARANTEE

In 1998, the Company completed the sale of its former subsidiary, Telerate, to Bridge Information Systems, Inc. (Bridge). The purchase price consisted of $150 million aggregate par value of 5 year, redeemable, convertible, 4% preferred stock of Bridge, which was included in other investments, and cash of $360 million. Under the terms of the sale, Dow Jones retained its guarantee of payments under certain circumstances of certain annual minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities and Market Data Corporation (MDC) under contracts entered into during the period when Telerate was a subsidiary of Dow Jones (contract guarantee). The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions. Bridge agreed to indemnify Dow Jones for any liability Dow Jones incurred under the contract guarantee with respect to periods subsequent to Bridge’s purchase of Telerate. However, Bridge filed for bankruptcy protection on February 15, 2001, after unsuccessful attempts to reorganize its operations and arrange for additional financing.

Dow Jones believes that Cantor Fitzgerald and MDC have the obligation to cover, mitigate or otherwise reduce and/or avoid any losses or damages under these circumstances, including by securing the best possible commercial terms for the supply of the subject data to a third party or parties. Cantor and MDC deny that they have this obligation. Dow Jones believes that any and all amounts which are received by Cantor Fitzgerald and/or MDC in respect of such data would reduce any liability that Dow Jones might have under the contract guarantee. As of December 31, 2000, there was a high degree of uncertainty, however, as to what value the data might have in the marketplace; whether an agreement would be reached by Cantor Fitzgerald and/or MDC to supply the data to a third party or parties, the financial position of such party or parties; the timing of any such agreement, and various related factors. Therefore, it was not possible for Dow Jones to determine with any certainty that any such offsets would in fact be realized, or at what time or in what amounts. Consequently, in December 2000, the Company established a reserve in the amount of $255 million representing the present value of the total estimated annual minimum payments of about $300 million over the remainder of the contract (through October 2006 and using a discount rate of approximately 6%).

Earnings in 2001 included income of $31.1 million resulting from Bridge fulfilling its payment obligation to Cantor during its post-petition bankruptcy phase, which was partially offset by the accretion of discount on the reserve balance of $14 million. Dow Jones made one payment of $5.8 million for amounts not paid by Bridge prior to its bankruptcy. Earnings in 2002 and 2003 included accretion charges of $11.9 million and $9.5 million, respectively, which increased the reserve balance as of December 31, 2003 to $253.7 million. The Company has classified $164.6 million of this reserve as current based on the original due dates of the contract.

On November 13, 2001, the Company instituted a lawsuit in the Supreme Court of the State of New York against MDC and Cantor seeking a declaratory judgment with respect to the Company’s obligations, if any, under the guarantee. In this lawsuit the Company has asked the court to find that the Company does not and will not owe any payment under the contract guarantee through October 2006. In the alternative, the Company has asked the court to find that if any amount is owed, it must be reduced by amounts that Cantor and MDC receive or should have received from other distribution of the data. MDC has asserted counterclaims demanding payment of $10,197,416 (allegedly the balance owed by Telerate on November 15, 2001), interest, attorneys’ fees, specific performance of the guarantee, and a declaratory judgment as to the validity and interpretation of the guarantee through October 2006.

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

The trial court in January 2003 denied motions by each of the parties that their own claims for relief be granted and the competing claims be dismissed. Appeals from those decisions are not being pursued, and discovery is proceeding.

Due to the stage of the lawsuit at December 31, 2003, it is not possible to determine whether the court will find that any obligation the Company had under the guarantee may be dismissed or reduced. Accordingly, the Company believes the balance of the reserve continues to be appropriate.

While it is not possible to predict with certainty the ultimate outcome of this litigation, the Company believes the likelihood of a loss exceeding the amount reserved is remote; however, it is possible that such loss could be less than the amount reserved.

NOTE 5. WRITE-DOWNS OF INVESTMENTS

In the third quarter of 2001, the Company realized a loss of $8.8 million, or $.11 per diluted share, from the impairment in the value of the Company’s investments in Nation Multimedia Group Public Co. ($4.8 million, or $.06 per share), and iBEAM Broadcasting Corp. ($4 million, or $.05 per share). These investments are marketable equity securities, which are carried at their market price. Prior to the realization of losses for these investments in the third quarter of 2001, the Company recorded the unrealized losses associated with these investments directly to other comprehensive income in Stockholders’ Equity.

Nation Multimedia Group Public Company

The Company holds a less than 10% interest in Nation Multimedia Group Public Company, a diversified media company based in Thailand, which is publicly traded on the Bangkok Exchange. Prior to and during 2000 there had been volatility in the market price of Nation Multimedia. At December 2000 the Company’s investment in Nation Multimedia was valued at $3.9 million and the Company had recorded $3.4 million of unrealized losses through other comprehensive income. The Company’s investment continued to decline in 2001, and in the third quarter, the Company determined the impairment of the investment was other than temporary. This determination was based on the investment’s declining market price in 2001, approximately a 37% decline through September 30, 2001, combined with increased economic uncertainty in Southeast Asia, which was significantly heightened after the September 11 terrorist attacks.

iBEAM Broadcasting Corporation

In October 2000, the Company received shares of iBEAM Broadcasting Corporation (iBEAM) in exchange for the Company’s shares of NextVenue Inc. The Company valued the consideration based on the market value of the shares it received on the date the purchase of NextVenue was consummated in October 2000. The market value of iBEAM began to deteriorate in the fourth quarter of 2000 and continued to deteriorate throughout 2001. As of December 31, 2000, the Company had recorded $3.3 million of unrealized losses in other comprehensive income. In March 2001, iBEAM’s 10-K public filing included a going concern opinion. In April 2001, iBEAM announced it would restructure its operations and was considering selling the Company. In May 2001, NASDAQ notified iBEAM that it may be delisted because its stock was trading below the $1.00 minimum. iBEAM received an extension and in September, its shareholders approved a one-for-ten reverse stock split, which was expected to raise the market value. The reverse stock split failed to increase the market value and the stock continued to trade below the minimum trading level, and a delisting was likely. Considering the impact of the September 11 terrorist attacks on the economy, a near-term rebound was not likely. Therefore, the Company realized a loss of its full $4 million investment in September 2001. Subsequent to the Company’s write-down, iBEAM announced it was filing for bankruptcy and selling its assets.

NOTE 6. GOODWILL AND INTANGIBLES

As of January 1, 2002, the Company adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that an intangible asset that is acquired either individually or with a group of other assets be initially recognized and measured based on fair value. An intangible with a finite life is amortized over its useful life, while an intangible with an indefinite life, including goodwill, is not amortized.

Prior to January 1, 2002, goodwill was amortized using the straight-line method over various periods, principally 40 years. The following table reflects net income and basic and diluted earnings per share assuming SFAS 142 had been adopted on January 1, 2001:

(in thousands, except per share amounts)	2003	2002	2001
Net income, as reported	$170,599	$201,506	$98,220
Add back: goodwill amortization expense, net of tax			3,148

Adjusted net income	$170,599	$201,506	$101,368

Basic earnings per share:
As reported	$2.09	$2.41	$1.15
Adjusted	2.09	2.41	1.18
Diluted earnings per share:
As reported	2.08	2.40	1.14
Adjusted	2.08	2.40	1.18

Goodwill balances by reportable segment were as follows:

(in thousands)	Print Publishing	Electronic Publishing	Community Newspapers	Total
Goodwill, net of accumulated amortization at December 31, 2001	$16,471	$2,649	$56,402	$75,522
Acquisitions (1)		1,824	5,454	7,278
Sale of ONI properties			(26,549)	(26,549)

Goodwill, net of accumulated amortization at December 31, 2002	$16,471	$4,473	$35,307	$56,251
Acquisitions (1)	16,932	3,427	76,710	97,069

Goodwill, net of accumulated amortization at December 31, 2003	$33,403	$7,900	$112,017	$153,320

(1)	Refer to Note 2 for additional information relating to these acquisitions.

Intangible assets as of December 31 were as follows:

	December 31, 2003			December 31, 2002
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Subscription accounts	$10,249	$2,311	$7,938	$4,862	$1,138	$3,724
Advertising accounts	12,948	827	12,121	3,214	159	3,055

Total	23,197	3,138	20,059	8,076	1,297	6,779
Unamortizable intangibles, principally masthead	50,065		50,065

Total intangibles	$73,262	$3,138	$70,124	$8,076	$1,297	$6,779

Amortization expense, based on intangibles subject to amortization held at December 31, 2003, is expected to be $2.6 million in years 2004 and 2005, $2.3 million in 2006, $1.7 million in 2007 and $1.6 million in 2008.

NOTE 7. INVESTMENTS IN ASSOCIATED COMPANIES, AT EQUITY

At December 31, 2003, the principal components of Investments in Associated Companies, at Equity were the following:

Investment	Ownership %	Description of business
Business News (Asia) Private	50	Business and financial news television company broadcasting as CNBC Asia Pacific, in partnership with NBC

Business News (Europe) L.P.	50	Business and financial news television company broadcasting as CNBC Europe, in partnership with NBC

Dow Jones Reuters Business Interactive LLC (Factiva)	50	Provides electronic delivery of business news and online research, in partnership with Reuters Group Plc.

F.F. Soucy, Inc. & Partners, L.P.	40	Newsprint mill in Quebec, Canada

HB-Dow Jones S.A.	42	A part-owner of a publishing company in the Czech Republic

SmartMoney	50	Publisher of SmartMoney magazine and SmartMoney.com, serving the private-investor market throughout the U.S. and Canada, in partnership with Hearst Corp.

Dow Jones & Company purchases a portion of its newsprint from F.F. Soucy, Inc. & Partners, L.P. Operating expenses of the Company include the cost of newsprint supplied by F.F. Soucy of $19.3 million in 2003, $18.4 million in 2002 and $21.5 million in 2001.

Dow Jones performs several services on behalf of Factiva, including some billing and collections of receivables and payroll services, in addition to leasing Factiva office space. Dow Jones also provides content to Factiva for which it receives revenue. At December 31, 2003 and 2002, other receivables included net amounts due from Factiva and Factiva customers of $3.5 million and $8.4 million, respectively. Revenues of the Company included content fees from Factiva of $11.4 million in 2003, $7.5 million in 2002 and $8.2 million in 2001.

Summarized financial information for the Company’s equity-basis investments in associated companies, combined, was as follows (these amounts are in aggregate at 100% levels). The majority of these investments are partnerships, which require the associated tax benefit or expense to be recorded by the partner.

(in thousands)	2003	2002	2001
Income statement information:
Revenues	$540,258	$606,948	$637,809
Operating income (loss)	12,668	(9,031)	(13,184)
Net income (loss)	5,203	(2,976)	(22,464)

Financial position information:
Current assets	$201,313	$190,802	$212,631
Noncurrent assets	172,497	202,562	193,207
Current liabilities	129,746	156,885	169,348
Noncurrent liabilities	15,041	22,039	72,840
Equity	229,023	214,440	163,650

NOTE 8. LONG-TERM DEBT

Long-term debt at December 31 was as follows:

(in thousands)	2003	2002
Commercial paper, at rates of .98% to 1.17% at December 31, 2003	$153,110	$92,937

Commercial paper is classified as long-term, as it is the Company’s intent to refinance such obligations on a long-term basis. The Company can borrow up to $400 million, $130 million through June 21, 2004 and $270 million through June 24, 2006, under a revolving credit agreement with a consortium of banks. Borrowings may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank’s prime rate, its certificate of deposit rate or the federal funds rate. An annual fee is payable on the commitment which the Company may terminate or reduce at any time. The annual fee, which is dependant on the Company’s debt rating issued by S&P and Moody’s, ranges from .06% to .10%. Prepayment of borrowings may be made without penalty. The Company intends to extend the revolving credit agreement prior to its expiration.

The revolving credit agreement contains certain restrictive covenants, including restrictions on consolidated indebtedness and a minimum cash flow requirement. At December 31, 2003, with respect to restrictive covenants then in effect, consolidated indebtedness was within the required ratio and was approximately $438 million less than the maximum borrowing allowed under the debt covenants. The Company’s cash flow, as defined in the agreement, exceeded that required.

Interest payments were $2.7 million in 2003, $3.2 million in 2002 and $9.5 million in 2001.

NOTE 9. INCOME TAXES

The components of consolidated income before income taxes and minority interests were as follows:

(in thousands)	2003	2002	2001
Domestic	$262,238	$306,934	$168,475
Foreign	(41,380)	(49,404)	(68,787)

	$220,858	$257,530	$99,688

The following is a reconciliation of income tax expense to the amount derived by multiplying income before income taxes and minority interests by the statutory federal income tax rate of 35%.

(in thousands)	2003	% of Income Before Taxes	2002	% of Income Before Taxes	2001	% of Income Before Taxes
Income before income taxes and minority interests multiplied by statutory federal income tax rate	$77,300	35.0	$90,136	35.0	$34,891	35.0
State and foreign taxes, net of federal income tax effect	15,340	6.9	6,992	2.7	8,036	8.1
Nondeductible capital loss	3,333	1.5	4,875	1.9	3,089	3.1
Utilization of capital loss carryforward			(38,482)	(14.9)	(5,997)	(6.0)
Research and development credits	(101)	(0.1)	(684)	(0.3)	(2,630)	(2.6)
Certain income tax matters	(25,055)	(11.3)			(30,000)	(30.1)
Resolution of Telerate sale loss contingencies	(20,937)	(9.5)

Other, net	1,824	0.8	904	0.4	3,405	3.3

	$51,704	23.3%	$63,741	24.8%	$10,794	10.8%

Consolidated income tax expense was as follows:

(in thousands)	Federal	State	Foreign	Total
2003
Currently payable	$5,127	$17,227	$1,329	$23,683
IRS 1995-1998 federal audit tax refund	(23,978)			(23,978)
Deferred	44,861	6,518	620	51,999

Total	$26,010	$23,745	$1,949	$51,704

2002
Currently payable	$29,846	$5,516	$4,227	$39,589
Deferred	23,922	(810)	1,040	24,152

Total	$53,768	$4,706	$5,267	$63,741

2001
Currently payable	$29,079	$4,953	$8,264	$42,296
Deferred	287	(924)	(865)	(1,502)
Income tax valuation allowance for capital loss carryforward	(30,000)			(30,000)

Total	$(634)	$4,029	$7,399	$10,794

The Company’s combined current and noncurrent deferred taxes at December 31, 2003 and 2002 consisted of the following deferred tax assets and liabilities:

	Deferred Tax Assets		Deferred Tax Liabilities
(in thousands)	2003	2002	2003	2002
Depreciation			$87,586	$70,932
Employee benefit plans, including deferred compensation	$113,801	$127,247
Foreign tax credits	3,409	8,670
Investments		9,555	467
Leases	10,177	16,431
Capital loss carryforward	56,618	175,302
Unrecognized capital loss carryforward	110,109	100,357
Income tax valuation allowance for capital loss carryforward	(166,727)	(275,659)
All other	7,796	9,263	15,013	13,819

Total deferred taxes	$135,183	$171,166	$103,066	$84,751

Certain Income Tax Matters

In 2003, the Internal Revenue Service (“IRS”) completed its audit of the Company’s tax returns for the 1995 through 1998 tax periods, which had been amended for additional tax refunds. As a result, the Company received tax refunds totaling $24 million. Pursuant to the settlement of these claims, in the third quarter of 2003, the Company released about $25 million of tax provisions no longer needed for loss contingencies. The Company also recorded a provision of about $9.5 million in the third quarter of 2003 for loss contingencies relating to recent developments in certain other tax matters.

A tax benefit of $30 million was recorded in the fourth quarter of 2001 as the Company believed that it was more likely than not that it would use a portion of its capital loss carryforward to offset capital gains on the sales of the five Ottaway properties. The valuation allowance against the carryforward was reduced in an amount equal to the anticipated net tax benefit.

Capital Loss Carryforward

While the Company was able to utilize $190 million of capital loss carryforward to offset capital gains on the sale of five Ottaway properties in 2002, there has not been another meaningful strategy that was both financially attractive and compatible with the Company’s criteria for wholly transparent, understandable and conservative financial management. As a result, the Company did not utilize $851 million of a capital loss carryforward, principally related to the sale of its former Telerate subsidiary, which expired on December 31, 2003.

As of December 31, 2003, the Company had a capital loss carryforward remaining of about $436 million (a deferred tax asset of about $167 million which is fully reserved). About $156 million of this loss carryforward is recognized for tax purposes and expires in 2006. The remaining $280 million of capital loss carryforward, which primarily relates to the Cantor contract guarantee obligation, will be recognized for tax purposes only to the extent, if any, that the Company is required to make payment. If the Company is required to make any such payment, the resulting loss carryforward will be available for use five years from the year it is recognized.

The Company could not conclude that it was more likely than not it would realize any net tax savings from capital loss carryforward prior to their expiration and believes the full valuation allowance reserve was appropriate at December 31, 2003.

Income Taxes Paid/Received

Income tax payments were $10 million and $55.9 million in 2003 and 2002, respectively. In 2001, the Company received income tax refunds of $2.7 million. As mentioned above, the Company received a $24 million refund in 2003 as a result of the completion of the audit of the 1995 to 1998 tax returns. In addition, taxes paid/received in 2002 and 2001 were affected by the deferral of certain tax payments. The Company’s federal income taxes that were normally due on September 15, and December 15, 2001, which totaled $32 million, were deferred to January 15, 2002 as the Internal Revenue Service offered relief of these payments for taxpayers that were affected by the September 11 terrorist attacks on the World Trade Center.

NOTE 10. CAPITAL STOCK

Common stock and class B common stock have the same dividend and liquidation rights. Class B common stock has ten votes per share, free convertibility into common stock on a one-for-one basis and can be transferred in class B form only to members of the stockholder’s family and certain others affiliated with the stockholder.

The Company has temporarily suspended its share repurchase program to utilize excess cash flow to reduce its debt. The Company repurchased 0.6 million shares in early 2003 for $19.8 million at an average cost of $35.72 per share, 3.2 million shares in 2002 for $143.3 million at an average cost per share of $44.10 and 2.6 million shares in 2001 for $148.3 million at an average cost of $55.97. Earnings per share were incrementally enhanced by $0.01 in 2003, $0.04 in 2002 and $0.02 in 2001 as a result of these repurchases.

As of December 31, 2003, approximately $326.4 million remained under board authorization for share repurchases.

NOTE 11. DILUTION AND STOCK COMPENSATION PLANS

Basic and diluted earnings per share have been computed as follows:

(in thousands, except per share amounts)	2003(2)	2002(3)	2001(3)
Net income	$170,599	$201,506	$98,220
Weighted-average shares outstanding—basic	81,593	83,510	85,691
Effect of dilutive securities:
Stock options	121	219	371
Other, principally contingent stock rights	236	188	196

Weighted-average shares outstanding—diluted (1)	81,950	83,917	86,258

Basic earnings per share	$2.09	$2.41	$1.15
Diluted earnings per share	2.08	2.40	1.14

(1)	The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the year.
(2)	Options to purchase 7,566,000 shares in 2003 at an average price of $55.03 have been excluded from the diluted earnings per share calculation because the options’ exercise prices were greater than the average market price during the year and to include such securities would be antidilutive.

Dilution Table

The table below shows the effect on the diluted weighted-average shares outstanding using the treasury stock method had the stock price been at higher amounts than its average for 2003 of $43.59.

(shares in thousands)

Hypothetical Stock Prices	Incremental Dilutive Shares	Percentage of Shares Outstanding	EPS Impact
$50	498	0.6%	$0.00
60	966	1.2	(0.02)
70	1,611	2.0	(0.03)
80	2,125	2.6	(0.04)
90	2,525	3.1	(0.05)

(3)	Options to purchase 6,786,000 shares in 2002 at an average price of $56.56 and 3,193,000 shares in 2001 at an average price of $61.26 have been excluded from the diluted earnings per share calculation for each respective year because the options’ exercise prices were greater than the average market price during the year and to include such securities would be antidilutive.

Stock Compensation Plans

The Dow Jones 2001 Long-Term Incentive Plan (“the plan”) provides for the grant of contingent stock rights, stock options, restricted stock, restricted stock units and other stock-based awards (collectively, “plan awards”). The Company anticipates that awards under the plan may be made to approximately 750 employees (including employee directors) of the Company and to all non-employee directors of the Company. The Compensation Committee of the Board of Directors administers the plan. Under the plan, up to seven million shares of common stock may be granted for plan awards through March 31, 2011. The plan was the successor to the Dow Jones 1997 Long-Term Incentive Plan, which provided benefits to key senior executives, and the Dow Jones 1998 Stock Option Plan, which primarily provided benefits for middle management. At December 31, 2003, there were 2,493,773 shares available for future grants under the 2001 plan. Remaining shares under 1998 plan have been retired.

Stock options

Options for shares of common stock may be granted under existing plans at not less than the fair market value of the common stock on the date of grant. The majority of options granted since 2001 become exercisable in equal annual installments over three years from the date of grant. All other options outstanding at December 31, 2003 that were granted prior to 2001 were exercisable. Options expire 10 years from the date of grant.

The activity with respect to options under the Company’s stock option plans was as follows:

(shares in thousands)

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance, January 1	7,783	$53.95	6,176	$52.70	4,587	$48.62
Granted	1,699	44.67	2,477	54.98	2,225	59.45
Exercised (*)	(226)	37.39	(356)	34.82	(338)	35.01
Terminated/Canceled	(271)	55.26	(514)	57.20	(298)	60.30

Balance, December 31	8,985	$52.57	7,783	$53.95	6,176	$52.70

Options exercisable at December 31	5,231	$53.55	3,844	$50.58	3,337	$45.97

(*)	Options exercised in 2003, 2002 and 2001 yielded a pretax gain to the option holders of $3 million, $5 million and $8 million, respectively. The five most highly-compensated executives of the Company exercised 27,000 options yielding them pretax income of $0.2 million in 2003, exercised 48,000 options yielding them pretax income of $0.3 million in 2002 and 45,000 options yielding them pretax income of $1.6 million in 2001.

In 2003, the five most highly-compensated executives of the Company were Peter R. Kann, Chairman of the Board and Chief Executive Officer; Richard F. Zannino, Executive Vice President and Chief Operating Officer; Peter G. Skinner, Executive Vice

President, General Counsel and Secretary; Karen E. House, Senior Vice President and Publisher of The Wall Street Journal; and L. Gordon Crovitz, Senior Vice President and President, Electronic Publishing.

Options outstanding at the end of 2003 are summarized as follows:

(in thousands, except per share amounts)	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Value(*)	Shares	Weighted- Average Exercise Price	Value(*)
$30.00 to $37.50	668	$34.30	2.3 years	$10,383	662	$34.29	$10,306
$43.73 to $49.85	2,652	46.21	7.5 years	9,656	976	48.72	1,102
$50.75 to $55.16	2,826	54.22	7.2 years		1,373	53.25
$55.22 to $62.56	1,872	59.55	7.1 years		1,253	59.53
$62.75 to $73.25	967	64.29	6.1 years		967	64.29

Balance, December 31, 2003	8,985	$52.57	6.8 years	$20,039	5,231	$53.55	$11,408

Five most highly-compensated executives	1,153	$52.40	6.8 years	$2,843	631	$53.34	$1,597
All others	7,832	52.60	6.8 years	17,196	4,600	53.58	9,811

Total	8,985	$52.57	6.8 years	$20,039	5,231	$53.55	$11,408

(*)	Represents the difference between the closing price of the Company’s common stock on December 31, 2003 ($49.85), and the exercise price of the options.

Stock Options Outstanding by Year of Grant

(shares in thousands)
Year	Number Of Shares Granted	Weighted- Average Exercise Price	Number of Shares			Weighted- Average Price(*)	Additional Shares(**)
			Forfeited	Exercised	Unexercised
2003	1,699	$44.67	(54)		1,645
2002	2,477	54.98	(232)		2,245
2001	2,225	59.45	(372)		1,853
2000	1,301	64.27	(312)		989
1999	110	52.07	(20)	(20)	70	$65.70	4
1998	1,285	49.19	(228)	(189)	868	63.46	26
1997	1,179	50.29	(394)	(208)	577	63.70	25
1996	1,220	34.50	(80)	(758)	382	54.36	167
1995	678	37.70	(26)	(456)	196	53.10	84
1994	739	30.99	(35)	(544)	160	47.71	117

Total	12,913		(1,753)	(2,175)	8,985

(*)	Represents the average market price of shares acquired by the option holder on the date of exercise.
(**)	Assumes the Company uses the proceeds from share purchases including related tax deduction to repurchase shares on the open market at the market price.

CEO Stock Options Outstanding by Year of Grant

(in thousands, except per share amounts)

	Number Of Shares Granted	Weighted- Average Exercise Price	Exercised Options			Unexercised Options
Year			Shares	Average Price	Gain	Shares	Average Price	Value*
2003	92	$44.68				92	$44.68	$475
2002	114	55.16				114	55.16
2001	84	59.50				84	59.50
2000	60	64.00				60	64.00
1999
1998	39	49.13				39	49.13	29
1997	32	50.75				32	50.75
1996	40	34.38				40	34.38	619
1995	15	45.31				15	45.31	67
1994	15	37.50				15	37.50	186

Total	491	$51.71				491	$51.71	$1,376

(*)	Represents the difference between the closing price of the Company’s common stock on December 31, 2003 ($49.85), and the exercise price of the options. The CEO historically has not exercised his stock options until their expiration year.

Contingent stock rights

Contingent stock rights, granted under the Long-Term Incentive Plan, entitle the participant to receive future payments in the form of common stock, cash or a combination of both. The compensation ultimately received will depend on the extent to which specific performance criteria are achieved during the four-year performance period, the participant’s individual performance and other factors, as determined by the compensation committee. Compensation received could be less than or equal to that specified in the right, but cannot exceed the right.

The activity with respect to the number of contingent stock rights outstanding was as follows:

(in number of stock rights)	2003	2002	2001
Balance, January 1	750,000	584,000	465,000
Granted – Five most highly-compensated executives	111,000	89,000	100,000
Granted – all others	184,000	186,000	140,000
Final awards – Five most highly-compensated executives(*)	(11,000)	(14,000)	(22,000)
Final awards – all others (*)	(20,000)	(36,000)	(52,000)
Terminated/canceled	(99,000)	(59,000)	(47,000)

Balance, December 31	915,000	750,000	584,000

(*)	The combined market value of the final shares awarded to the five most highly-compensated executives and all others in 2003, 2002 and 2001 was $1.1 million, $2.8 million and $4.6 million, respectively.

Contingent stock rights outstanding:

Performance Period	Five most highly- compensated executives	All others	Total
2000-2003	55,000	82,000	137,000
2001-2004	70,000	150,000	220,000
2002-2005	88,000	175,000	263,000
2003-2006	111,000	184,000	295,000

Total	324,000	591,000	915,000

Restricted stock

In 2003, 6,900 shares of restricted stock were granted at a market value of $0.3 million. In 2002, 26,000 shares of restricted stock were granted at a market value of $1.2 million. The 2002 grants of restricted stock were awarded to certain executives who are among the five most highly-compensated executives of the Company. The vesting of restricted stock may be conditioned upon the completion of a specified period of employment, upon attainment of specified performance goals, and/or any other such criteria as the Compensation Committee may determine.

Stock purchase plan

Under the terms of the Dow Jones 1998 Employee Stock Purchase Plan, eligible employees may purchase shares of the Company’s common stock based on compensation through payroll deductions or lump-sum payment. The purchase price for payroll deductions is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. Lump-sum purchases are made during the offering period at the lower of 85% of the fair market value of the stock on the first day of the purchase period or the payment date. At December 31, 2003, there were 1,253,000 shares available for future offerings. Under the plan, the Company sold 105,000 shares, 104,000 shares and 103,000 shares to employees in 2003, 2002 and 2001, respectively.

NOTE 12. PENSION AND OTHER POSTRETIREMENT PLANS

Employee Pension

The Company provides retirement plans for a majority of its employees who meet specific length of service requirements through several plans.

The Company’s defined contribution plans cover a majority of its employees. The 401(k) Savings Plans are based on a fixed percentage of compensation and allow an employer matching opportunity up to a specified percentage. The contribution for each employee is limited to the amount deductible for income tax purposes. The annual cost of the plan is funded currently. The total costs related to defined contribution plans amounted to $43.6 million in 2003, $45.5 million in 2002 and $44.2 million in 2001.

Substantially all employees who are not covered by the defined contribution plans are covered by defined benefit pension plans. The Company’s defined benefit pension plan benefits are based on years of service and compensation. The total cost of these defined benefit plans was $8.0 million in 2003, $3.0 million in 2002 and $1.7 million in 2001.

Postretirement Benefits other than Pensions

For a majority of its full-time employees, the Company sponsors a defined benefit postretirement medical plan which provides lifetime health care benefits to retirees who meet specified length of service and age requirements, and their eligible dependents. The plan is unfunded.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, new Medicare prescription drug legislation was enacted into law. Beginning in 2006, this law adds a new prescription drug benefit under Medicare and also provides a federal subsidy to companies that sponsor retiree health care plans that provide a benefit that is at least “actuarially equivalent” to the Medicare plan. The subsidy amount, which is tax-free, is 28% of each Medicare eligible retiree’s drug costs between $250 and $5,000.

In January 2004, the Financial Accounting Standards Boards (FASB) issued Staff Position FAS 106-1, which gave companies the option of estimating the effect of the subsidy on their postretirement obligation in their 2003 financial statements or defer the accounting until definitive guidance for the subsidy has been issued from the FASB. The Company has elected to defer the accounting for the effects of this new law. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic benefit costs in the Company’s financial statements or accompanying notes do not reflect the effects of the Act. At this time, specific guidance on accounting for the federal subsidy is pending, but when it is final could require the Company to change previously reported information.

Defined Benefit Plans

The Company’s defined pension and other postretirement benefit plans, which are measured at December 31, were as follows:

(in thousands)	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Change in Benefit Obligation
Projected benefit obligation at January 1	$148,010	$139,614	$189,643	$163,577
Service cost	4,707	4,109	8,028	6,646
Interest cost	9,930	9,759	13,208	11,226
Plan participant contributions			989	862
Plan amendments	1,598	2,259	(23,741)
Plan curtailment gain		(4,054)		(62)
Actuarial loss	14,876	7,102	60,428	14,460
Benefits paid	(9,340)	(10,779)	(9,404)	(7,066)

Projected benefit obligation at December 31	$169,781	$148,010	$239,151	$189,643

Change in Plan Assets
Fair value of plan assets at January 1	$116,621	$137,804
Actual return on plan assets	24,026	(11,724)
Employer contribution	28,670	1,320	$8,415	$6,204
Member contributions			989	862
Benefits paid	(9,340)	(10,779)	(9,404)	(7,066)

Fair value of plan assets at December 31	$159,977	$116,621	$—	$—

Components of Accrued Benefit Costs
Funded status	$(9,804)	$(31,389)	$(239,151)	$(189,643)
Unrecognized actuarial loss (gain)	22,327	23,310	58,543	(1,339)
Unrecognized prior service cost	3,546	3,511	(22,311)	1,180

Accrued benefit costs	$16,069	$(4,568)	$(202,919)	$(189,802)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(2,849)	$(24,667)	$(202,919)	$(189,802)
Prepaid benefit cost	18,468
Intangible asset	88	3,511
Accumulated other comprehensive income	362	16,588

Net amount recognized	$16,069	$(4,568)	$(202,919)	$(189,802)

The accumulated benefit obligation for the defined benefit pension plans was $160.6 million at December 31, 2003 and $141.7 million at December 31, 2002.

Components of Net Periodic Benefit Costs:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$4,707	$4,109	$4,544	$8,028	$6,646	$6,451
Interest cost	9,930	9,759	9,685	13,208	11,226	10,776
Expected return on plan assets	(9,683)	(11,326)	(12,819)
Amortization of prior service cost	726	1,130	1,305	294	264	361
Recognized actuarial loss (gain)	1,214	40	(1,014)		(293)	(600)
Special termination benefits	1,139	2,165
Plan curtailment		(2,878)			504

Total benefit cost	$8,033	$2,999	$1,701	$21,530	$18,347	$16,988

The plan curtailment and special termination benefits in 2002 relate to the divestiture of five Ottaway properties.

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Discount Rate	6.25%	6.75%	6.25%	6.75%
Salary Scale	3.00	3.00	n/a	n/a

Weighted-average assumptions used to determine net cost at December 31:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Discount Rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected Asset Return	8.75	9.00	9.00	n/a	n/a	n/a
Salary Scale	3.00	3.00	3.00	n/a	n/a	n/a

Basis for determining the expected asset return

The expected long-term rate of return on assets assumption for the defined benefit plan was based on gross expected rates of return less anticipated expenses. The gross expected rates of return are the sum of expected real rates of return plus anticipated inflation. Real rates of return were derived for each asset class based on historical rates of returns. The anticipated inflation rate was then added to these expected real returns to arrive at the expected long-term rate of return on asset assumption. The expected long-term rate is then compared to actual historic investment performance of the plan assets and evaluated through consultation with investment advisors.

Health care cost trend rate

A 9% annual rate of increase in the per capita costs of covered health care benefits was assumed for 2004, gradually decreasing to 5% by the year 2011 and remaining at that rate thereafter. The Company’s health care cost trend rate assumed for 2003 was 9% decreasing to 5% by the year 2010.

A one percentage point change in the assumed health care cost trend rates would have had the following effects in 2003:

	1% Increase	1% Decrease
Accumulated postretirement benefit obligation as of December 31, 2003	$43,746	$(36,700)
Total service and interest cost for 2003	4,558	(3,737)

Defined Benefit Pension Plan Assets

The defined benefit pension plan’s investment objective is to maximize long-term total return through a combination of income and capital appreciation with a prudent investment practice and assumption of a moderate risk level. The Company provides guidance to the balanced investment manager who has responsibility for asset allocation within the following ranges: equity investments between 25% to 75%, debt securities between 25% to 75%, cash equivalents from 0% to 50%. In addition, the investment manager may not allocate more than 35% to a specific industry or more than 5% to an individual company.

Pension Plan asset allocation at December 31, 2003 and 2002 and the target allocation for 2004 are as follows:

Asset Category	Target Allocation 2004	Percentage of Plan Assets December 31
		2003	2002
Equity securities	65%	60%	62%
Debt securities	35	40	38

Total	100%	100%	100%

Expected Contributions

The Company’s best estimate of expected aggregate contributions to fund the pension plans in 2004 are expected to be $0.2 million.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Commitments for capital expenditures amounted to $15 million at December 31, 2003.

Noncancelable leases require minimum rental payments through 2020 totaling $317 million. Payments required for the years 2004 through 2008 are as follows:

(in thousands)	2004	2005	2006	2007	2008
	$57,080	$43,970	$36,688	$29,577	$21,130

These leases are principally for office space and equipment and contain renewal and escalation clauses. Total rental expense amounted to $58.1 million in 2003, $58.4 million in 2002 and $67.5 million in 2001.

Other Guarantees and Contingencies

In addition to the litigation that is separately disclosed in Note 4 of this Form 10-K, there are various libel actions and other legal proceedings that have arisen in the ordinary course of business that are pending against the Company and its subsidiaries. In the opinion of management, based on advice of legal counsel, the ultimate outcome to the Company and its subsidiaries as a result of these other legal proceedings will not have a material effect on the Company’s financial statements. In addition, the Company has insurance coverage for many of these matters.

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

The Company enters into indemnification agreements in its ordinary course of business, typically with companies from which it is acquiring or to which it is selling businesses, partners in joint ventures, licensees and licensors, and service providers and contractors. Under these agreements the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, as a result of the Company’s activities or its breach of the agreement in question or in connection with any intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations generally survive termination of the underlying agreement, either for some set number of years or perpetually. In some cases, the maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The Company believes that the estimated fair value of these indemnity obligations is minimal and the Company has no liabilities recorded for these obligations as of December 31, 2003. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

The Company has guaranteed payment for office space occupied by certain of its joint ventures. The Company’s partners in these joint ventures have either directly guaranteed their share of any payments required under these guarantees or agreed to indemnify the Company for 50% of any payments the Company may be required to make under these guarantees. Dow Jones’ share of this obligation totals $8.3 million through 2010.

NOTE 14. BUSINESS SEGMENTS

The Company reports the results of its operations in three segments: print publishing, electronic publishing and community newspapers. In addition, the Company reports certain administrative activities under the corporate segment.

Print publishing, which is largely comprised of the global operations of The Wall Street Journal, produces business and financial content world-wide. This content is published primarily in the U.S., Europe, Asia and Latin America editions of The Wall Street Journal and on U.S. television through a licensing arrangement with CNBC. The Company manages the global Journal operations as one segment as their products comprise the global Journal brand, and there are significant interrelationships within the editions including global management, shared news flows and workforce and a global advertising customer base and pricing. U.S. television, which represents a licensing agreement with NBC to provide branding, news content and on-air expertise to CNBC, is a further extension of the Journal brand and the content it produces. The Company also includes the operations of Barron’s within print publishing instead of reporting them separately because of its relative immateriality to the Company’s results on a consolidated basis and because it shares similarities with the global Journal operations.

Print publishing accounted for approximately 60% of 2003 revenues, while the electronic publishing and community newspapers segments each accounted for about 20%. The Company’s overall performance is largely dependent on the operating performance of the global Wall Street Journal (including its extended U.S. television brand and content).

Electronic publishing, whose products provide business and financial news and information to customers via electronic dissemination and are expected to have similar long-term economic characteristics, includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites as well as the Company’s licensing/business development and radio/audio businesses. Revenues in the electronic publishing segment are mainly subscription based. The community newspapers segment publishes 15 daily newspapers, 12 Sunday papers and more than 30 weeklies and shoppers in nine states in the U.S.

Management evaluates the performance of its segments exclusive of restructuring charges and September 11 related items. See Note 3 for a further discussion of these items.

The Company’s operations by business segment and geographic area were as follows:

Financial Data by Business Segment

(in thousands)	2003	2002	2001
Revenues (1)
Print publishing	$915,468	$948,870	$1,106,934
Electronic publishing	322,032	309,491	317,986
Community newspapers:
Comparable operations (2)	282,236	278,638	273,331
Divested/newly-acquired operations	28,749	22,174	74,832

Total	310,985	300,812	348,163

Consolidated revenues	$1,548,485	$1,559,173	$1,773,083

Income Before Income Taxes and Minority Interests (3)
Print publishing	$8,079	$(8,058)	$91,468
Electronic publishing	67,871	60,863	45,717
Community newspapers:
Comparable operations (2)	73,954	74,000	66,037
Divested/newly-acquired operations	7,039	5,255	19,110

Total	80,993	79,255	85,147
Corporate	(32,438)	(33,167)	(38,914)

Segment operating income	124,505	98,893	183,418
Restructuring charges and September 11 related items, net (3)	18,408	(23,810)	(73,219)

Consolidated operating income	142,913	75,083	110,199
Equity in earnings (losses) of associated companies	2,869	(488)	(17,181)
Gain on sale of businesses		197,925
Gain on non-monetary exchange of equity holdings	18,699
Gain on resolution of Telerate sale loss contingencies	59,821
Contract guarantee, net	(9,523)	(11,878)	17,136
Write-down of investments			(8,827)
Other, net	6,079	(3,112)	(1,639)

Income before income taxes and minority interests	$220,858	$257,530	$99,688

(in thousands)	2003	2002	2001
Depreciation and Amortization Expense
Print publishing	$67,054	$71,568	$65,668
Electronic publishing	26,263	25,374	22,421
Community newspapers:
Comparable operations (2)	10,375	11,069	12,699
Divested/newly-acquired operations	1,675	681	3,751

Total	12,050	11,750	16,450
Corporate	647	1,046	1,174

Consolidated depreciation and amortization expense	$106,014	$109,738	$105,713

Assets at December 31
Print publishing	$714,811	$762,071	$823,861
Electronic publishing	156,220	157,789	148,963
Community newspapers	305,821	159,247	218,805

Segment assets	1,176,852	1,079,107	1,191,629
Cash and investments	127,302	128,552	106,711

Consolidated assets	$1,304,154	$1,207,659	$1,298,340

Capital Expenditures
Print publishing	$30,409	$55,723	$91,628
Electronic publishing	11,571	16,136	29,139
Community newspapers	13,961	5,794	7,992

Consolidated capital expenditures	$55,941	$77,653	$128,759

Financial Data by Geographic Area

(in thousands)	2003	2002	2001
Revenues
United States	$1,417,854	$1,418,355	$1,604,455
International	130,631	140,818	168,628

Consolidated revenues	$1,548,485	$1,559,173	$1,773,083

Plant, Property and Equipment, Net of Accumulated Depreciation
United States	$678,550	$707,360	$744,943
International	10,734	13,341	16,406

Consolidated plant, property and equipment, net	$689,284	$720,701	$761,349

Goodwill and Intangible Assets, Net of Accumulated Amortization
United States	$181,763	$44,735	$65,112
International	41,681	18,295	16,471

Consolidated goodwill and intangible assets, net	$223,444	$63,030	$81,583

Notes:

(1)	Revenues shown represent revenues from external customers. Transactions between segments are not significant.

(2)	Amounts in 2002 have been reclassified between comparable and divested/newly-acquired operations to conform with comparable operations in 2003.
(3)	Restructuring charges and September 11 related items, net are not included in segment expenses as management evaluates segment results exclusive of these items. For information purposes, restructuring and September 11 related items allocable to each segment were as follows:

(in thousands)	2003	2002	2001
Print publishing	$17,422	$(16,794)	$(49,447)
Electronic publishing	951	(6,521)	(18,796)
Community newspapers			(321)
Corporate	35	(495)	(4,655)

Total restructuring charges and September 11 related items, net	$18,408	$(23,810)	$(73,219)

NOTE 15. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

Other investments include marketable equity securities, which are carried at their market value. As of December 31, 2003, the market value of these securities was $8.2 million reflecting a gross unrealized gain of $5.7 million.

The market value of these securities at December 31, 2002, was $4 million reflecting a gross unrealized gain of $1.6 million. The balance of the other investments is carried at original cost.

The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value. At December 31, 2003 and 2002, the Company’s long-term debt consisted of commercial paper, the balance of which approximated its fair value.

Foreign Currency Exchange Forward Contracts

In December 2003 and 2002, the Company entered into foreign currency exchange forward contracts to exchange U.S. dollars for the following foreign currencies:

	2003		2002
(in millions)	Foreign Currency	U.S. Dollar	Foreign Currency	U.S. Dollar
British Pound	14.5	$25.4	15.8	$24.5
Euro	24.4	30.4	25.2	25.3
Australian Dollar	1.3	1.0

These contracts, which expire ratably over 2004, are designated as cash flow hedges of anticipated operating expenses that are denominated in these foreign currencies. Revenues of the Company are largely collected in U.S. dollars. The Company has not entered into any new forward foreign exchange contracts since December 2003.

These contracts are entered into to protect against the risk that such expenses will be adversely affected by devaluation in the U.S. dollar relative to these currencies. Realized gains or losses on foreign currency forward contracts are recognized currently through income and generally offset the transaction losses or gains on the foreign currency cash flows which they are intended to hedge.

Based on the devaluation in the U.S. dollar relative to these currencies, there was an unrealized gain on these contracts of $0.7 million at December 31, 2003, and an unrealized gain of $2.1 million at December 31, 2002.

Concentrations of Credit Risk

Financial instruments that potentially could subject the Company to concentrations of credit risk consist largely of trade accounts receivable. The Company sells print and electronic information products world-wide to a wide variety of customers in the financial, business and private investor marketplaces. The concentration of credit risk with respect to trade receivables is slight due to the large number and geographic dispersion of customers that comprise the Company’s customer base.

NOTE 16. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The summary of unaudited 2003 and 2002 quarterly financial data was as follows:

	Quarters
(in thousands, except per share amounts)	First	Second	Third	Fourth	Year
2003
Revenues	$358,230	$393,586	$375,946	$420,723	$1,548,485
Operating income	17,579	53,224	16,816	55,294	142,913
Net income (1)	66,932	30,838	28,577	44,252	170,599
Per share*
Basic	$.82	$.38	$.35	$.54	$2.09
Diluted	.82	.38	.35	.54	2.08

2002
Revenues	$392,891	$417,024	$352,409	$396,849	$1,559,173
Operating income	12,306	23,957	7,964	30,856	75,083
Net income (2)	129,825	54,000	2,446	15,235	201,506
Per share*
Basic	$1.54	$.64	$.03	$.19	$2.41
Diluted	1.53	.64	.03	.18	2.40

(1)	In 2003, net income included the following items (presented net of taxes):

	Quarters
(in millions)	First	Second	Third	Fourth	Year
Gain on business interruption insurance claim		$11.1			$11.1
Gain on reversal of Telerate sale loss contingency	$59.8				59.8
Contract guarantee	(2.6)	(2.5)	$(2.3)	$(2.1)	(9.5)
Gain on exchange of WSJ Europe and Handelsblatt interests				11.4	11.4
Certain income tax matters			19.5		19.5

	$57.2	$8.6	$17.2	$9.3	$92.2	*

(2)	In 2002, net income included the following items (presented net of taxes):

	Quarters
(in millions)	First	Second	Third	Fourth	Year
Restructuring charges		$(6.3)		$(9.5)	$(15.8)
Gain on property damage insurance claim				1.8	1.8
Gain on sale of ONI properties	$126.1	38.0			164.1
Gains/(charges) at equity investments		3.9		(2.5)	1.4
Contract guarantee	(3.2)	(3.0)	$(2.9)	(2.8)	(11.9)

	$122.9	$32.6	$(2.9)	$(13.0)	$139.6

*	The sum of the individual amounts does not equal the total due rounding.

NOTE 17. PENDING TRANSACTIONS

On February 19, 2004, the Company announced that it had reached an agreement to acquire Alternative Investor, from Wicks Business Information for $85 million, plus net working capital, as defined. The $85 million purchase price could be increased by $5 million, payable in 2008, based on the performance of the acquired business. The acquisition is expected to be funded by the issuance of debt under the Company’s commercial paper program. The transaction is pending regulatory approval and customary closing conditions, and is expected to close by the end of the first quarter of 2004.

Alternative Investor is a provider of newsletters, databases and industry conferences for the venture-capital and private-equity markets, and upon the closing of the acquisition it will be combined into the Company’s Dow Jones Newswires business.

STATEMENT OF MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Stockholders of Dow Jones & Company, Inc.:

Management has prepared and is responsible for the consolidated financial statements and related information in the Annual Report. The financial statements, which include amounts based on judgment, have been prepared in conformity with generally accepted accounting principles consistently applied.

Management has developed and continues to maintain a system of internal accounting and other controls for the Company and its subsidiaries. Management believes these controls provide reasonable assurance that assets are safeguarded from loss or unauthorized use and that the Company’s financial records are a reliable basis for preparing the financial statements. The Company’s system of internal controls is supported by written policies, including a code of conduct, a program of internal audits, and by a program of selecting and training qualified staff. Underlying the concept of reasonable assurance is the premise that the cost of control should not exceed the benefit derived.

PricewaterhouseCoopers LLP, independent auditors, have audited the consolidated financial statements as described in their report. Their audit, which was conducted in accordance with auditing standards generally accepted in the United States of America, included consideration of the internal control structure. Their report expresses an independent opinion on the fairness of presentation of the consolidated financial statements.

The Board of Directors, through its audit committee consisting solely of independent directors, is responsible for reviewing and monitoring the Company’s financial reporting, accounting practices and the retention of the independent accountants. The audit committee meets regularly with management, internal auditors and independent accountants - - both separately and together. The internal auditors and the independent accountants have free access to the audit committee to review the results of their audits, the adequacy of internal accounting controls and the quality of financial reporting.

/s/ PETER R. KANN	/s/ CHRISTOPHER W. VIETH
Peter R. Kann	Christopher W. Vieth
Chairman of the Board	Vice President
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Dow Jones & Company, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Dow Jones & Company, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

New York, New York

January 27, 2004, except for Note 17, as to which the date is February 19, 2004

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

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

Changes in internal controls over financial reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended December 31, 2003 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART III.

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to directors of the Company is incorporated by reference to the tables, including the footnotes thereto, titled “Nominees for Election at the Annual Meeting,” “Incumbent Directors (Class of 2005)” and “Incumbent Directors (Class of 2006)” in the 2004 Proxy Statement and to the material under the caption “Certain Relationships and Related Transactions” in the 2004 Proxy Statement. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 Proxy Statement. For the information required by this item relating to executive officers, see Part I, page 9 of this 2003 Form 10-K. The information required by this item with respect to executive officer family relationships is incorporated by reference to the material under the caption “Certain Relationships and Related Transactions” in the 2004 Proxy Statement.

The information required by this item with respect to the Audit Committee is incorporated by reference to the information appearing under the captions “Audit Committee—Committee Independence, Charter, and Audit Committee Financial Expert” and “Board of Directors—Director Independence” in the 2004 Proxy Statement.

The information required by this item with respect to the Company’s Code of Ethics is incorporated by reference to the information appearing under the caption “Code of Conduct” in the 2004 Proxy Statement.

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the captions “Executive Compensation,” “Separation Plan for Senior Management,” “Executive Death Benefit Agreement,” and “Compensation Committee Interlocks and Insider Participation” in the 2004 Proxy Statement, and to the material in the first four paragraphs under the caption “Board of Directors — Meetings of the Board and Committees; Director Compensation; Attendance” in the 2004 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” in the 2004 Proxy Statement.

The following table provides the Company’s equity compensation plan information as of December 31, 2003. Under these plans, the Company’s common stock may be issued upon the exercise of options.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options compensation plan	Number of securities remaining available for future issuance under equity
Equity compensation plans approved by security holders (a)	9,053,424	$52.45	3,746,773	(b)

Equity compensation plans not approved by security holders (c)	5,051	34.36	425,292

TOTAL	9,058,475		4,172,065

(a)	Consists of 2001 Long-Term Incentive Plan and 1998 Employee Stock Purchase Plan. The 1998 Employee Stock Purchase Plan has 67,953 shares outstanding at the price of $36.51.
(b)	Includes 914,771 shares reserved for contingent stock rights and 1,253,000 shares for the 1998 Employee Stock Purchase Plan.
(c)	Dow Jones Reuters Business Interactive, LLC 2000 Employee Stock Purchase Plan.

ITEM 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to footnotes 3, 5, 6 and 10 to the tables titled “Nominees for Election at the Annual meeting,” “Incumbent Directors (Class of 2005)” and “Incumbent Directors (Class of 2006)” and the section titled “Certain Relationships and Related Transaction” in the 2004 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the captions “Audit Committee-Audit Fees, Audit Related Fees, Tax Fees, All Other Fees, Pre-Approval Process” in the 2004 Proxy Statement.

PART IV.

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Other schedules have been omitted since they are either not required or not applicable.

(a) (3) Exhibits

Exhibit Number	Document

3.1	The Restated Certificate of Incorporation of the Company, as amended April 21, 2003, is hereby incorporated by reference to Exhibit 10.1 to its Form 10-Q for the quarter ended March 31, 2003.

3.2	The By-laws of the Company restated as of April 21, 2003 is hereby incorporated by reference to Exhibit 10.2 to its Form 10-Q for the quarter ended March 31, 2003.

* 10.1	Lease between the Company and World Financial Center formerly known as Olympia and York Battery Park Company, of space in The World Financial Center, New York City, is hereby incorporated by reference to Exhibit 10.9 to its Form 10-K for the year ended December 31, 1983 as amended by its First through Eighth Amendments and the Letter agreements relating to such lease, which are hereby incorporated by reference to Exhibit 10.5 to its Form 10-Q for the quarter ended September 30, 2002 and as amended by its Ninth Amendment dated December 17, 2003 filed herein.

10.2	Dow Jones 1991 Stock Option Plan, as amended, is hereby incorporated by reference to Exhibit 19.2 to its Form 10-Q for the quarter ended September 30, 1991.

10.3	Dow Jones 1992 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended March 31, 1992.

10.4	Dow Jones 1997 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended March 31, 1997.

10.5	Dow Jones 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.12 to its Form 10-Q for the quarter ended March 31, 1998.

10.6	Separation Plan for Senior Management is hereby incorporated by reference to Exhibit 10.13 to its Form 10-K for the year ended December 31, 1998.

10.7	364-Day Credit Agreement dated June 23, 2003 is hereby incorporated by reference to Exhibit 10.1 to its Form 10-Q for the quarter ended June 30, 2003.

10.8	4-Year Credit Agreement dated June 24, 2002 is hereby incorporated by reference to Exhibit 10.2 to its Form 10-Q for the quarter ended June 30, 2002, as amended by the first amendment thereto dated as of June 23, 2003, which is hereby incorporated by reference to Exhibit 10.2 to its Form 10-Q for the quarter ended June 30, 2003.

10.9	5-Year Credit Agreement, dated June 25, 2001, is hereby incorporated by reference to Exhibit 10.2 to its Form 10-Q for the quarter ended June 30, 2001, as amended by the first amendment thereto dated as of June 24, 2002, which is hereby incorporated by reference to Exhibit 10.3 to its Form 10-Q for the quarter ended June 30, 2002, and as amended by the second amendment thereto dated as of June 23, 2003, which is hereby incorporated by reference to Exhibit 10.3 to its Form 10-Q for the quarter ended June 30, 2003.

10.10	Form of Executive Deferred Compensation Agreement is hereby incorporated by reference to Exhibit 10.1 to its Form 10-Q for the quarter ended September 30, 2002.

Exhibit Number	Document

10.11	Forms of Directors’ Deferred Compensation Agreements is hereby incorporated by reference to Exhibit 10.2 to its Form 10-Q for the quarter ended September 30, 2002.

10.12	Form of Executive Death Benefit Agreement is hereby incorporated by reference to Exhibit 10.3 to its Form 10-Q for the quarter ended September 30, 2002.

10.13	Dow Jones & Company, Inc. Supplementary Benefit Plan as amended and restated effective January 1, 2000, is hereby incorporated by reference to Exhibit 10.4 to its Form 10-Q for the quarter ended September 30, 2002.

10.14	Agreement of Purchase and Sale, dated February 20, 2002, relating to the sale by Ottaway Newspapers of The Ashland Daily Independent to Newspaper Holdings, Inc. is hereby incorporated by reference to Exhibit 10.14 to its Form 10-K for the year ended December 31, 2002.

10.15	Agreement of Purchase and Sale, dated February 20, 2002, relating to the sale by Ottaway Newspapers of The Joplin Globe to Newspaper Holdings, Inc. is hereby incorporated by reference to Exhibit 10.15 to its Form 10-K for the year ended December 31, 2002.

10.16	Agreement of Purchase and Sale, dated February 20, 2002, relating to the sale by Ottaway Newspapers of The Mankato Free Press to Newspaper Holdings, Inc. is hereby incorporated by reference to Exhibit 10.16 to its Form 10-K for the year ended December 31, 2002.

10.17	Agreement of Purchase and Sale, dated February 20, 2002, relating to the sale by Ottaway Newspapers of The Sharon Herald to Newspaper Holdings, Inc. is hereby incorporated by reference to Exhibit 10.17 to its Form 10-K for the year ended December 31, 2002.

10.18	Indemnification Agreement, dated February 20, 2002 between Ottaway Newspapers and Newspaper Holdings, Inc. is hereby incorporated by reference to Exhibit 10.14 to its Form 10-K for the year ended December 31, 2002.

10.19	Dow Jones 2001 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 4 to its Form S-8 on May 17, 2001.

10.20	Dow Jones Deferred Compensation Plan is hereby incorporated by reference to Exhibit 4 to its Form S-8 on November 22, 2002.

10.21	Dow Jones 401(K) Savings Plan, amended and restated as of January 1,1997 and reflecting revisions through December 15, 2000 and the First and Second Amendments relating to the plan is hereby incorporated by reference to Exhibit 10.21 to its Form 10-K for the year ended December 31, 2002.

10.22	Dow Jones Money Purchase Plan, effective January 1, 2000 and the First and Second Amendments related to the plan is hereby incorporated by reference to Exhibit 10.22 to its Form 10-K for the year ended December 31, 2002.

10.23	Dow Jones Reuters Business Interactive, LLC 2000 Employee Stock Purchase Plan, dated June 22, 2000 is hereby incorporated by reference to Exhibit 10.23 to its Form 10-K for the year ended December 31, 2002.

14	Dow Jones & Company Code of Conduct

* 21	List of Subsidiaries

23	Consent of PricewaterhouseCoopers LLP, independent accountants, is contained on page 70 of this report.

31.1	Certifications by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Securities and Exchange Commission and New York Stock Exchange copies only.

(b) Reports on Form 8-K

Form 8-K, dated October 14, 2003, Dow Jones & Company Third Quarter Earnings Release

Form 8-K, dated November 14, 2003, Dow Jones & Company Revised Third Quarter Earnings Release

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOW JONES & COMPANY, INC.

Dated: March 5, 2004

/S/ ROBERT E. PERRINE

Robert E. Perrine
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ PETER R. KANN	Chairman of the Board Chief Executive Officer	March 5, 2004

Peter R. Kann

/S/ RICHARD F. ZANNINO	Executive Vice President Chief Operating Officer	March 5, 2004

Richard F. Zannino

/S/ CHRISTOPHER W. VIETH	Vice President Chief Financial Officer	March 5, 2004

Christopher W. Vieth

/S/ ELIZABETH STEELE	Director	March 5, 2004

Elizabeth Steele

/S/ DAVID K. P. LI	Director	March 5, 2004

David K. P. Li

/S/ WILLIAM C. STEERE JR.	Director	March 5, 2004

William C. Steere Jr.

/S/ FRANK N. NEWMAN	Director	March 5, 2004

Frank N. Newman

/S/ DIETER VON HOLTZBRINCK	Director	March 5, 2004

Dieter von Holtzbrinck

/S/ ROY A. HAMMER	Director	March 5, 2004

Roy A. Hammer

/S/ JAMES H. OTTAWAY JR.	Director	March 5, 2004

James H. Ottaway Jr.

/S/ LESLIE HILL	Director	March 5, 2004

Leslie Hill

/S/ HARVEY GOLUB	Director	March 5, 2004

Harvey Golub

/S/ IRVINE O. HOCKADAY JR.	Director	March 5, 2004

Irvine O. Hockaday Jr.

/S/ LEWIS B. CAMPBELL	Director	March 5, 2004

Lewis B. Campbell

/S/ CHRISTOPHER BANCROFT	Director	March 5, 2004

Christopher Bancroft

/S/ VERNON E. JORDAN JR.	Director	March 5, 2004

Vernon E. Jordan Jr.

/S/ M. PETER MCPHERSON	Director	March 5, 2004

M. Peter McPherson

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 27, 2004, except for Note 17, as to which the date is February 19, 2004, appearing on the page 62 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

New York, New York

January 27, 2004

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File No. 333-02071) and Form S-8 (File Nos. 2-72684, 33-45962, 33-45963, 33-49311, 33-55079, 333-57175, 333-70921, 333-67523, 333-61138, 333-39842 and 333-101395) of Dow Jones & Company, Inc. of our report dated January 27, 2004, except for Note 17, as to which the date is February 19, 2004, relating to the financial statements, which appears on page 62 of this Form 10-K. We also consent to the incorporation by reference of our report dated January 27, 2004 relating to the financial statement schedule, which appears in this 10-K.

PRICEWATERHOUSECOOPERS LLP

New York, New York

March 5, 2004

Schedule II

DOW JONES & COMPANY

and its Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

for the years ended December 31, 2003, 2002 and 2001

(in thousands)

	Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts(1)	Deductions		Balance at End of Period
Year ended December 31, 2003:
Reserves deducted from assets - Allowance for doubtful accounts	$5,220	$2,916	$870	$3,777	(2)	$5,229

Tax valuation allowance (3)	$275,659	$216,915		$325,847		$166,727

Year ended December 31, 2002:
Reserves deducted from assets - Allowance for doubtful accounts	$5,610	$4,250	$1,354	$5,994	(2)	$5,220

Tax valuation allowance	$305,897	$8,113		$38,351		$275,659

Year ended December 31, 2001:
Reserves deducted from assets - Allowance for doubtful accounts	$6,377	$6,395	$1,055	$8,217	(2)	$5,610

Tax valuation allowance	$340,707	$3,614		$38,424		$305,897

Notes:

(1)	Recoveries of accounts previously written off and reductions of revenue.
(2)	Accounts written off as uncollectible and credits issued to customers.
(3)	Includes additional carryforward added in 2003 and an expiring carryforward.