Form 10-Q
period 2004-03-31
DOW JONES & CO INC
filed 2004-05-07
CIK 29924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of each of the issuer’s classes of common stock on March 31, 2004: 61,111,067 shares of Common Stock and 20,674,462 shares of Class B Common Stock.

DOW JONES & COMPANY, INC.

I. FINANCIAL INFORMATION

Item 1:	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Dow Jones & Company, Inc.

For the three months ended March 31, 2004 and 2003

(unaudited)

(in thousands, except per share amounts)	Three Months Ended March 31
	2004	2003

Revenues:
Advertising	$226,699	$190,508
Information services	75,827	71,856
Circulation and other	99,095	95,866

Total revenues	401,621	358,230

Expenses:
News, production and technology	122,557	115,295
Selling, administrative and general	145,235	129,022
Newsprint	27,631	23,071
Print delivery costs	47,845	45,906
Depreciation and amortization	27,355	27,357
Restructuring charges and September 11 related items	(2,761)

Operating expenses	367,862	340,651

Operating income	33,759	17,579

Other income (deductions):
Investment income	91	74
Interest expense	(648)	(453)
Equity in losses of associated companies	(740)	(1,849)
Gain on resolution of Telerate sale loss contingencies		59,821
Contract guarantee	(1,985)	(2,610)
Other, net	(766)	439

Income before income taxes and minority interests	29,711	73,001
Income taxes	12,481	6,481

Income before minority interests	17,230	66,520
Minority interests in losses of subsidiaries	586	412

Net income	$17,816	$66,932

Per share:
Net income:
Basic	$.22	$.82
Diluted	.22	.82

Cash dividends	.25	.25

Weighted-average shares outstanding:
Basic	81,758	81,791
Diluted	82,212	82,028

Comprehensive income	$18,353	$66,817

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dow Jones & Company, Inc.

For the three months ended March 31, 2004 and 2003

(unaudited)

(in thousands)	Three Months Ended March 31
	2004	2003

Operating Activities:
Net income	$17,816	$66,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,702	27,061
Amortization of intangibles	653	296
Equity in losses of associated companies, net of distributions	1,538	1,849
Minority interests in losses of subsidiaries	(586)	(412)
Gain on resolution of Telerate sale loss contingencies		(59,821)
Contract guarantee	1,985	2,610
Changes in assets and liabilities:
Accounts receivable	(13,622)	15,131
Other assets	(3,950)	(3,122)
Accounts payable and accrued liabilities	(26,233)	(45,895)
Income taxes	16,549	716
Deferred taxes	(3,860)	(1,161)
Unearned revenue	6,565	4,049
Other noncurrent liabilities	3,745	1,786
Other, net	708	(907)

Net cash provided by operating activities	28,010	9,112

Investing Activities:
Additions to plant, property and equipment	(16,116)	(14,341)
Funding of equity investees	(4,069)	(8,411)
Advances from equity investees	6,945	2,523
Proceeds from insurance		1,271
Business acquired	(85,331)
Other, net	209	1,219

Net cash used in investing activities	(98,362)	(17,739)

Financing Activities:
Cash dividends	(20,429)	(20,472)
Increase in long-term debt	105,313	26,982
Book overdraft	(4,547)
Purchases of treasury stock		(18,698)
Proceeds from sales under stock compensation plans	2,661	30
Contribution from minority partner, net		7,428

Net cash provided by (used in) financing activities	82,998	(4,730)

Increase (decrease) in cash and cash equivalents	12,646	(13,357)
Cash and cash equivalents at beginning of year	23,514	39,346

Cash and cash equivalents at March 31	$36,160	$25,989

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS

Dow Jones & Company, Inc.

(unaudited)

(dollars in thousands)	March 31 2004	December 31 2003
Assets:
Current Assets:
Cash and cash equivalents	$36,160	$23,514
Accounts receivable – trade, net	171,700	157,750
Accounts receivable – other	18,399	17,522
Newsprint inventory	12,966	12,315
Prepaid expenses	18,611	20,055
Deferred income taxes	14,721	14,723

Total current assets	272,557	245,879

Investments in associated companies, at equity	84,500	89,230

Other investments	15,439	14,558

Plant, property and equipment, at cost	1,742,500	1,731,874
Less, accumulated depreciation	1,069,563	1,042,590

Plant, property and equipment, net	672,937	689,284

Goodwill	231,409	153,320

Other intangible assets	88,104	70,124

Deferred income taxes	16,575	17,394

Other assets	28,919	24,365

Total assets	$1,410,440	$1,304,154

Liabilities:
Current Liabilities:
Accounts payable – trade	$64,468	$65,732
Accrued wages, salaries and commissions	53,780	63,240
Retirement plan contributions payable	4,974	24,224
Other payables	64,766	71,287
Contract guarantee obligation	178,223	164,642
Income taxes	49,443	32,987
Unearned revenue	205,131	191,411

Total current liabilities	620,785	613,523

Long-term debt	258,423	153,110
Deferred compensation, principally postretirement benefit obligation	293,979	288,364
Contract guarantee obligation	77,488	89,083
Other noncurrent liabilities	21,966	23,834

Total liabilities	1,272,641	1,167,914

Minority interests in subsidiaries	5,993	6,579

Stockholders’ Equity:
Common stock	102,181	102,181
Additional paid-in capital	123,559	122,012
Retained earnings	819,120	821,733
Accumulated other comprehensive income, net of taxes	10,267	9,730

	1,055,127	1,055,656
Less, treasury stock, at cost	923,321	925,995

Total stockholders’ equity	131,806	129,661

Total liabilities and stockholders’ equity	$1,410,440	$1,304,154

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dow Jones & Company, Inc.

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the Company’s consolidated financial position as of March 31, 2004, and the consolidated results of operations for the three month periods ended March 31, 2004 and 2003 and consolidated cash flows for the three month periods then ended. In management’s opinion, all adjustments necessary for a fair presentation in accordance with generally accepted accounting principles are reflected in the financial statements presented. Reclassifications of certain amounts for prior years have been recorded to conform to the current year presentation.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2. Reversal of Lease Obligation Reserve – World Financial Center (WFC)

In the fourth quarter 2001, the Company recorded a charge of $32.2 million as a result of its decision to permanently re-deploy certain personnel and to abandon four of seven floors that are leased at its World Financial Center headquarters. This charge primarily reflected the Company’s rent obligation through 2005 on this vacated space.

During the first quarter of 2004, the Company decided to extend the term of its lease for one of the floors that was previously abandoned. The Company plans to re-occupy this floor with personnel from another of its New York locations, whose lease term is expiring. As a result, the Company reversed $2.8 million ($1.7 million, net of taxes, or $.02 per diluted share) of the remaining lease obligation reserve for the previously abandoned floor at WFC.

3. Contract Guarantee

Under the terms of the Company’s 1998 sale of Telerate to Bridge Information Systems, Inc. (Bridge), Dow Jones retained its guarantee under certain circumstances of certain minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC). The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions. Bridge agreed to indemnify Dow Jones for any liability Dow Jones incurred under the contract guarantee with respect to periods subsequent to Bridge’s purchase of Telerate. In 2000, based in part on uncertainty about Bridge’s solvency as well as other factors, the Company established a reserve of $255 million representing the net present value of the total estimated payments from 2001 through October 2006, using a discount rate of 6%.

Earnings in 2004 and 2003 included charges related to the accretion of the discount on the reserve balance. These charges were $2.0 million and $2.6 million in the first quarters of 2004 and 2003, respectively.

Bridge filed for bankruptcy in February 2001, but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC. The Company is now in litigation with Cantor and MDC with respect to their claims for amounts due under the contract guarantee. The Company has various substantial defenses to these claims and the litigation is proceeding. In January 2003, the trial court denied motions by each of the parties that their own claims for relief be granted and the competing claims be dismissed. Appeals from those decisions are not being pursued, and discovery is proceeding.

Due to the stage of the lawsuit at March 31, 2004, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced. Accordingly, the Company believes that the reserve continues to be appropriate.

While it is not possible to predict with certainty the ultimate outcome of this litigation, the Company believes the likelihood of a loss exceeding the amount reserved is remote; however, it is possible that such loss could be less than the amount reserved.

4. Gain on Resolution of Telerate Sale Loss Contingencies

In the first quarter of 2003, the Company recorded a gain of $59.8 million ($.73 per diluted share) on the resolution of certain loss contingencies resulting from the sale of its former Telerate subsidiary to Bridge Information Systems, Inc. (Bridge). The reserve for loss contingencies was established as part of the loss on sale of Telerate in 1998 and related to various claims that arose out of the Stock Purchase Agreement, including a purchase price adjustment related to working capital, an indemnification undertaking and other actual and potential claims and counter-claims between the Company and Bridge. In February 2001, Bridge declared bankruptcy. In March 2003, these matters were resolved by the bankruptcy court, and the Company’s contingent liabilities were thereby extinguished by the court.

5. Restructuring Reserves

The following table displays the activity and balances of the restructuring reserve account through March 31, 2004:

(in thousands)	December 31 2003 Reserve	Net Cash Payments	March 31 2004 Reserve
Employee severance	$3,298	$827	$2,471
Other exit costs	186	9	177

As of March 31, 2004, the workforce reductions related to the Company’s restructuring were substantially complete. The remaining reserve relates primarily to continuing payments for employees that have been terminated.

6. Acquisitions

Acquisition of Alternative Investor in 2004

On March 19, 2004, the Company acquired Alternative Investor, from Wicks Business Information for $85 million, plus net working capital. The $85 million purchase price could be increased by $5 million, payable in 2008, based on the performance of the acquired business. The acquisition was primarily funded by the issuance of debt under the Company’s commercial paper program.

Alternative Investor is a provider of newsletters, databases and industry conferences for the venture-capital and private-equity markets, and will be combined into the Company’s Dow Jones Newswires business.

Based on preliminary estimates, the purchase resulted in the acquisition of goodwill of $78.1 million, other intangibles of $18.6 million and net liabilities of $11.4 million (principally acquired unearned revenue). Substantially all of the acquired goodwill and intangible assets will be deductible for tax purposes.

Acquired other intangible assets consisted of the following:

(in thousands)	Acquired Intangibles	Weighted – Average Amortization Period
Subject to amortization:
Advertising accounts	$500	3 years
Subscription accounts	4,370	5 years
Conferences sponsor relationships	1,200	6 years
Database	5,113	6 years
Other	700	3 years

Total intangibles subject to amortization	11,883	5 years

Not subject to amortization:
Other, principally trade name	6,750

Total acquired intangibles	$18,633

Had this acquisition been completed as of January 1, 2004 or 2003, the impact on the Company’s results of operations would not have been significantly different from those presented.

7. Goodwill and Intangible Assets

Goodwill balances by reportable segment are as follows:

(in thousands)	March 31 2004	December 31 2003
Print publishing	$33,403	$33,403
Electronic publishing *	85,989	7,900
Community newspapers	112,017	112,017

Goodwill	$231,409	$153,320

* The increase in goodwill resulted from the acquisition of Alternative Investor, see Note 6 for more information on the acquisition.

Intangible assets were as follows:

(in thousands)	March 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Subscription accounts	$14,599	$2,618	$11,981	$10,249	$2,311	$7,938
Advertising accounts	13,468	1,123	12,345	12,948	827	12,121
Database	5,113	35	5,078
Conferences sponsor relationships	1,200	8	1,192
Other	700	7	693

Total	35,080	3,791	31,289	23,197	3,138	20,059

Unamortizable intangibles	56,815		56,815	50,065		50,065

Total intangibles	$91,895	$3,791	$88,104	$73,262	$3,138	$70,124

Amortization expense, based on intangibles subject to amortization held at March 31, 2004, is expected to be $4 million for the last nine months of 2004, $5 million in 2005, $4.5 million in 2006, $3.6 million in 2007 and $3.2 million in 2008 and $2.5 million in 2009.

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

The Company enters into indemnification agreements in its ordinary course of business, typically with companies from which it is acquiring or to which it is selling businesses, partners in joint ventures, licensees and licensors, and service providers and contractors. Under these agreements the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, as a result of the Company’s activities or its breach of the agreement in question or in connection with any intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations generally survive termination of the underlying agreement, either for some set number of years or perpetually. In some cases, the maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The Company believes that the estimated fair value of these indemnity obligations is minimal and the Company has no liabilities recorded for these obligations as of March 31, 2004. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

The Company has guaranteed payment for office space occupied by certain of its joint ventures. The Company’s partners in these joint ventures have either directly guaranteed their share of any payments required under these guarantees or agreed to indemnify the Company for 50% of any payments the Company may be required to make under these guarantees. As of March 31, 2004, Dow Jones’ share of this obligation totals $8 million through 2010.

9. Dilution and Stock Compensation Plans

Basic and diluted earnings per share have been computed as follows:

(in thousands, except per share amounts)	Three Months Ended March 31
	2004(2)	2003(3)
Net income	$17,816	$66,932

Weighted-average shares outstanding – basic	81,758	81,791
Effect of dilutive securities:
Stock options	210	56
Other, principally contingent stock rights	244	181

Weighted-average shares outstanding – diluted (1)	82,212	82,028

Basic earnings per share	$.22	$.82
Diluted earnings per share	.22	.82

(1)	The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the quarter.
(2)	Options to purchase 7,450,000 shares in 2004 at an average price of $56.09 have been excluded from the diluted earnings per share calculation because the options’ exercise prices were greater than the average market price during the quarter and to include such securities would be antidilutive.
(3)	Options to purchase 8,223,000 shares in 2003 at an average price of $54.43 have been excluded from the diluted earnings per share calculation because to include such securities would be antidilutive.

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

(in thousands, except per share amounts)	Three Months Ended March 31
	2004	2003
Net income, as reported	$17,816	$66,932
Add: Stock-based compensation expense included in reported net income, net of taxes	2,081	915
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes	(5,528)	(3,984)

Adjusted net income	$14,369	$63,863

Basic earnings per share:
As reported	$.22	$.82
Adjusted	.18	.78
Diluted earnings per share:
As reported	$.22	$.82
Adjusted	.17	.78

The following table provides the estimated fair value under the Black-Scholes option-pricing model of each option granted in the first quarter of 2004 and 2003, and the significant weighted-average assumptions used in their determination.

	Fair Value	Risk-Free Interest Rate	Dividend Yield	Expected Life	Volatility
Stock Options
2004	$13.45	3.0%	1.7%	5.0 years	29.0%
2003	$10.38	3.0%	2.2%	5.0 years	28.0%

10. Pension and Other Postretirement Plans

The components of net periodic benefit costs were as follows:

For the three months ended March 31, 2004 and 2003

(in thousands)	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Service cost	$1,332	$1,100	$2,443	$1,998
Interest cost	2,554	2,297	3,649	3,278
Expected return on plan assets	(3,280)	(2,420)
Amortization of prior service cost	171	278	(333)	12
Recognized actuarial loss	133	183	485	60

Total benefit cost	$910	$1,438	$6,244	$5,348

11. Comprehensive Income

Comprehensive income was computed as follows:

(in thousands)	Three Months Ended March 31
	2004	2003
Net income	$17,816	$66,932
Add: change in
Cumulative translation adjustment	(380)	(292)
Adjustment for realized gain on hedging included in net income	(233)	(546)
Unrealized gain on hedging	269	525
Unrealized gain on investments	881	198

Comprehensive income	$18,353	$66,817

12. Subsequent Event

On April 2, 2004, the Company acquired the remaining interest in the news operations of Vereinigte Wirtschaftsdienste GmbH (“VWD”), a German newswires business, for $12.1 million. The acquired business consists of financial newswires and business newsletters, which will be combined into the Company’s Dow Jones Newswires business, under the brand name Dow Jones-VWD News. Dow Jones was a minority shareholder in VWD. Simultaneous with the purchase, VWD sold its non-news assets to a third party, resulting in cash proceeds to Dow Jones of $6.7 million.

The Company expects to record an after-tax gain of $1.8 million, or 2 cents per share, in the second quarter of 2004 as a result of this sale.

13. Business Segments

The Company reports the results of its operations in three segments: print publishing, electronic publishing and community newspapers. In addition, the Company reports certain administrative activities under the corporate segment.

Print publishing, which is largely comprised of the global operations of The Wall Street Journal, produces business and financial content world-wide. This content is published primarily in the U.S., Europe, Asia and Latin America editions of The Wall Street Journal and on U.S. television through a licensing arrangement with CNBC. The Company manages the global Journal operations as one segment as their products comprise the global Journal brand, and there are significant interrelationships within the editions including global management, shared news flows and workforce and a global advertising customer base and pricing. U.S. television, which represents a licensing agreement with NBC to provide branding, news content and on-air expertise to CNBC, is a further extension of the Journal brand and the content it produces. The Company also includes the operations of Barron’s within print publishing instead of reporting them separately because of their relative immateriality to the Company’s results on a consolidated basis and because Barron’s shares similarities with the global Journal operations. The Company’s overall performance is largely dependent on the operating performance of the global Wall Street Journal (including its extended U.S. Television brand and content).

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

(in thousands)	Three Months Ended March 31
	2004	2003
Revenues:
Print publishing	$237,575	$214,424
Electronic publishing	86,369	79,187
Community newspapers:
Comparable operations	68,413	64,619
Newly-acquired operations	9,264

Consolidated revenues	$401,621	$358,230

Income before income taxes and minority interests:
Print publishing	$4,624	$(4,685)
Electronic publishing	18,513	16,831
Community newspapers:
Comparable operations	14,995	12,581
Newly-acquired operations	1,977
Corporate	(9,111)	(7,148)

Segment operating income	30,998	17,579
Restructuring charges and September 11 related items	2,761

Consolidated operating income	33,759	17,579

Equity in losses of associated companies	(740)	(1,849)
Gain on resolution of Telerate sale loss contingencies		59,821
Contract guarantee	(1,985)	(2,610)
Other, net	(1,323)	60

Income before income taxes and minority interests	$29,711	$73,001

Depreciation and amortization (D&A):
Print publishing	$17,676	$17,680
Electronic publishing	6,660	6,790
Community newspapers:
Comparable operations	2,484	2,758
Newly-acquired operations	495
Corporate	40	129

Consolidated D&A	$27,355	$27,357

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Dow Jones & Company is a global provider of business and financial news and information through newspapers, newswires, magazines, the Internet, indexes, television and radio. In addition, the Company owns certain general-interest community newspapers throughout the U.S. Approximately 60% of the Company’s revenues are contributed from the print publishing segment, which is largely comprised of the global editions of The Wall Street Journal. The Company’s overall financial results are largely dependent on the operating performance of The Wall Street Journal, which, to a significant extent, is dependent upon business-to-business (B2B) advertising placed in its publications, particularly from the financial and technology sectors. The remaining 40% of total revenues are split almost equally between our general-interest community newspapers segment and our electronic publishing segment, which includes newswires, WSJ Online, indexes and other electronic operations.

The first quarter of 2004 marked the third quarter in a row of favorable year-over-year advertising volume comparisons. Revenue, operating income and operating margins rose at each of our business segments in the quarter. Advertising linage at the U.S. edition of the Journal increased 6.3% in the first quarter, driven by strong gains in financial advertising (up 47.1%) and classified advertising (up 7.9%), which were partially offset by a decline in auto advertising. Technology advertising was nearly flat in the quarter. Over the past three quarters, total U.S. Journal linage was up 7%, total company revenues were up 8% and operating income was up 88%. While these positive trends suggest the worst of the prolonged ad recession is behind us, we are not yet seeing sustained gains across all of our major ad categories. Overall advertising results still remain well below normal levels.

For the second quarter 2004, we expect a mid-single-digit increase in U.S. Journal advertising led by increases in financial and most consumer advertising categories. These ad volume gains are expected to be partially offset by declines in technology advertising. We also expect another difficult quarter for auto advertising as numerous luxury car launches and promotions which occurred in the second quarter 2003 will not repeat in the second quarter 2004. Together with strong gains across other business units and segments, we expect an 11% increase in revenue in the second quarter. We will continue to maintain our focus on cost control such that operating expenses are expected to be up 8% in the quarter, with four percentage points of the increase due to acquisitions and one percentage point due to higher newsprint prices.

In 2002, the Company began execution of its Business Now plan, aimed at accelerating growth and modestly reducing cyclicality by enhancing existing products and creating new ones to reach new customers, markets and channels. The cornerstone of the Business Now plan is Today’s Journal, a package of content, organization and design changes to the paper that also included a new Personal Journal section. Launched in April 2002, Today’s Journal also increased total page capacity by 20% and tripled color page capacity to 24 pages a day. Today’s Journal has garnered very strong reader and advertiser response. The expanded color advertising capacity, which sells at a 27% premium to black and white advertising, drove a 46% increase in color advertising in the quarter to approximately 7.5 pages per day. Since the launch of this new color capacity in January 2002, color pages are up approximately 86%. Today’s Journal and Personal Journal are also helping expand consumer advertising categories to reduce, over time, our reliance on financial and technical advertising. Our targeted consumer categories of auto, travel, health care and luxury goods were down about 7% in the first quarter but were up 28% excluding our depressed auto category.

The Company is also using the success of Today’s Journal to pursue another Business Now initiative; an aggressive strategy to improve circulation efficiency. The Journal’s circulation is already vibrant: The Wall Street Journal has higher individually paid circulation than any other newspaper. As such, our strategy is not aimed at growing circulation, but rather at maintaining it at the highest level of revenue and lowest level of spending. During the first quarter, U.S. Journal circulation was roughly flat including an extra publishing day, and down 1% excluding the extra day. Effective April 1, 2004, we expect to further enhance our circulation efficiency with a 5% subscription price increase at the Journal, which increases the annual subscription price to $198.

The Company’s electronic publishing segment continued to implement Business Now initiatives to improve its products, profits and margins as well as reduce cyclicality by expanding non-advertising dependent businesses. On March 19, 2004, the Company acquired Alternative Investor Group for $85 million. Alternative Investor will be integrated with our newsletters division and the recently acquired Technologic Partners business. This newly formed business will provide newsletters, databases and conferences primarily to the venture capital and private-equity markets. On April 2, 2004, the Company acquired VWD, a German newswires business, for net acquisition price of $5.4 million, expanding on Dow Jones Newswires local language newswire businesses. Both of these businesses will be operated as part of Dow Jones Newswires within our Electronic Publishing segment.

Finally, we continually focus on improving quality of our products and services. During the quarter, the Journal won two Pulitzer prizes—one for beat reporting on education and the other for explanatory journalism. Also, for the second year in a row, Dow Jones Newswires was named Inside Market Data’s News Provider of the Year by market data and exchange professionals.

Consolidated Results of Operations

For the Three Months Ended March 31, 2004 and 2003

(in thousands, except per share amounts)	2004	2003	% Increase/ (Decrease)
Revenues
Advertising	$226,699	$190,508	19.0%
Information services	75,827	71,856	5.5
Circulation and other	99,095	95,866	3.4

Total revenues	401,621	358,230	12.1

Operating expenses	367,862	340,651	8.0

Operating income	33,759	17,579	92.0

Non-operating (losses) income	(4,048)	55,422	—

Net income	$17,816	$66,932	(73.4)

Earnings per share:
Basic	$.22	$.82	(73.2)
Diluted	.22	.82	(73.2)

First Quarter 2004 Compared To First Quarter 2003

Net Income

Net income in the first quarter of 2004 was $17.8 million, or $.22 per diluted share, compared with first quarter 2003 earnings of $66.9 million, or $.82 per share (all “per share” amounts included herein are based on reported net income and use diluted weighted-average shares outstanding). Earnings per share in 2003 included certain items affecting comparisons that netted to a gain of $.70 per share. These items are detailed further beginning on page 18.

Revenues

First quarter revenues increased $43.4 million, or 12.1%, to $401.6 million. On a “same property” basis, meaning excluding properties divested or acquired in the past 12 months, total revenue was up 9.1%. Advertising revenue, on a same property basis, increased 15%, primarily reflecting rate and volume gains at the U.S. Journal. Information services revenues, on a same property basis, increased 4.3%, reflecting strong revenue growth at Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Circulation and other revenue, on a same property basis, increased 1.1%, resulting from increases in revenue from reprints/permissions business and commercial printing.

Operating Expenses

Operating expenses in the first quarter of 2004 increased $27.2 million, or 8%, to $367.9 million, primarily reflecting increases in employee compensation, incremental costs from newly-acquired properties (comprising about three percentage points of the increase), newsprint usage and prices (about one percentage point of the increase), foreign currency translation (about one percentage point of the increase) and marketing expenses. Expenses in the first quarter of 2004 were reduced $2.8 million as a result of a reversal of a lease obligation reserve (see page 18 for additional information on this item). Newsprint expense, on a same-property basis, increased 16.4%, as a result of 9.4% increase in newsprint prices and a 6.4% increase in consumption. The number of full-time employees at the end of March 31, 2004, was about 7,000, up 3.5% from 2003, primarily reflecting recent acquisitions. Excluding these acquisitions, the number of full-time employees was down 2.3%.

Operating Income

Operating income in the first three months of 2004 was $33.8 million (8.4% of revenues), up $16.2 million, or 92%, from 2003 operating income of $17.6 million (4.9% of revenues), reflecting higher revenues and margins across all business segments.

Non-operating (Losses)/Income

Non-operating losses totaled $4 million in the first quarter of 2004 compared with income of $55.4 million a year before. The first quarter of 2003 included a special non-cash, non-operating gain of $59.8 million related to the resolution of a loss contingency related to the sale of a former subsidiary. Please see page 18 for additional information on this item.

Segment Data

The Company reports the results of its operations in three segments: print publishing, electronic publishing and community newspapers. The Company’s business and financial news and information operations are reported in two segments: print publishing and electronic publishing. The Company also publishes general interest newspapers throughout the U.S., the operating results of which are reported in the community newspapers segment. In addition, the Company reports certain administrative costs under the corporate segment.

Print Publishing

Print publishing, which is largely comprised of the global editions of The Wall Street Journal, publishes business and financial content world-wide. This content is published primarily in the U.S., Europe, Asia and Latin America editions of The Wall Street Journal and on U.S. television through a licensing arrangement with CNBC. The Company manages the global Journal operations as one segment as their products comprise the global Journal brand, and there are significant interrelationships within the editions including global management, shared news flows and workforce and a global advertising customer base, sales force and pricing. U.S. television, which represents a licensing agreement with NBC to provide branding, news content and on-air expertise to CNBC, is a further extension of the Journal brand and content. U.S. television contributes a significantly higher operating margin than the publications within the segment since it largely represents incremental revenue for the global Journal content and branding. The Company also includes the operations of Barron’s within print publishing instead of reporting them separately because of their relative immateriality to the Company’s results on a consolidated basis and because Barron’s shares similarities with the global Journal operations.

As discussed earlier, the Company’s overall performance is largely dependent on the operating performance of the global Wall Street Journal (including its extended U.S. television brand and content).

For the Three Months Ended March 31, 2004 and 2003

(in thousands)	2004	2003	% Increase/ (Decrease)
Revenues
U.S. Publications:
Advertising	$151,182	$129,857	16.4%
Circulation and other	65,953	66,390	(0.7)

International Publications:
Advertising	11,920	9,993	19.3
Circulation and other	8,520	8,184	4.1

Total revenues	237,575	214,424	10.8
Expenses	232,951	219,109	6.3

Operating income (loss)	$4,624	$(4,685)	—

Operating margin	1.9%	(2.2)%

Included in expenses:
Depreciation and amortization	$17,676	$17,680

For the Three Months Ended March 31, 2004 and 2003

	2004	2003
Statistical information:
Advertising volume year-over-year percentage change

The Wall Street Journal linage
General	(7.5)%	2.5%
Technology	(0.2)	(28.5)
Financial	47.1	(37.5)
Classified	7.9	15.3
Total U.S. Journal linage	6.3	(11.0)

The Asian Wall Street Journal linage	7.7	5.6
The Wall Street Journal Europe linage	13.4	22.1
Barron’s pages	22.0	(17.3)

First Quarter 2004 Compared To First Quarter 2003 – Print Publishing

Revenues

First quarter 2004 revenue increased $23.2 million, or 10.8%, to $237.6 million, primarily driven by an increase in advertising linage and rates for The Wall Street Journal. U.S. television revenue from CNBC increased 23%. International Print publication revenues increased $2.3 million, or 12% to $20.4 million, primarily as a result of an increase in advertising volume at The Wall Street Journal Europe and The Asian Wall Street Journal.

U.S. advertising revenue increased $21.3 million, or 16.4%, to $151.2 million, reflecting a 6.3% (4.6% per issue) increase in advertising linage at The Wall Street Journal driven by per-issue gains in March of 14.3%, aided by soft comparisons to war-depressed 2003 levels last March. This was the third consecutive quarter of linage increases at the Journal, after eleven straight quarters of declines.

Financial advertising, which accounted for 22% of total Journal linage and was the biggest driver of linage gains at the Journal in the first quarter, showed strong gains of 47.1% in the quarter, driven by a 47% increase in February and a strong 106% increase in March. Increases in wholesale financial ads and tombstone advertising were somewhat offset by a decrease in retail financial advertising. General advertising, which represented about 38% of total U.S. Wall Street Journal linage, decreased 7.5%, primarily reflecting decreases in auto advertising and office products somewhat offset by increases in travel, insurance and pharmaceutical advertising. Technology advertising, which represented 16% of total U.S. Journal linage, decreased a modest 0.2% in the quarter, as strong increases in B2B e-commerce, hardware and software advertising were more than offset by decreases in personal computer and communication advertising. Classified and other advertising linage, which represented 24% of total U.S. Journal linage, increased 7.9%. Color advertising, which sells at a 27% premium, increased 46%.

Circulation and other revenue for the U.S. print publications decreased $0.4 million, or 0.7%, to $66 million. Average circulation for the first quarter of 2004 for The Wall Street Journal was 1,897,000 compared with circulation of 1,814,000 in the first quarter of 2003. Barron’s average circulation was 300,000 in the quarter, up from 287,000 in the first quarter 2003. International print circulation and other revenues increased $0.3 million, or 4.1%, to $8.5 million as a decline in circulation units were more than offset by foreign exchange gains. Combined average circulation for the International Journals was 155,000 in the first quarter of 2004 compared with 164,000 in the first quarter of 2003.

Expenses

Print publishing expenses in the quarter increased $13.8 million, or 6.3%, to $233 million, as a result of increases in newsprint costs, employee compensation and higher costs as a result of unfavorable foreign exchange. Newsprint expense was up 17.6% as a result of a 9% increase in newsprint prices coupled with a 7.9% increase in consumption. The number of full-time employees in the print publishing segment was down 4.6% from March 31, 2003.

Operating Income (Loss)

Print publishing’s first quarter 2004 operating income was $4.6 million (1.9% of revenues) compared with loss of $4.7 million in the first quarter of 2003, as profits at the U.S. Journal and U.S. television were somewhat offset by losses at the international editions. The positive change in earnings for the segment primarily reflected improvements at the U.S. Journal and U.S. television.

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

On March 19, 2004, the Company purchased Alternative Investor, a provider of newsletters, databases and industry conferences for the venture capital and private equity markets. On September 2, 2003, the Company purchased Technologic Partners, a closely-held publications and events firm, which has eight online newsletters and produces six conference events annually. Alternative Investor will be integrated with our newsletters division and the recently acquired Technologic Partners business. This newly formed business within Dow Jones Newswires will provide newsletters, databases and conferences primarily to the venture capital and private-equity markets.

For the Three Months Ended March 31, 2004 and 2003

(in thousands)	2004	2003	% Increase/ (Decrease)
Revenues
Dow Jones Newswires:
North America	$44,403	$43,365	2.4%
International	10,797	10,611	1.8

Total Dow Jones Newswires	55,200	53,976	2.3
Consumer Electronic Publishing	18,169	15,371	18.2
Dow Jones Indexes/Ventures	13,000	9,840	32.1

Total revenues	86,369	79,187	9.1

Expenses	67,856	62,356	8.8

Operating income	$18,513	$16,831	10.0

Operating margin	21.4%	21.3%

Included in expenses:
Depreciation and amortization	$6,660	$6,790	(1.9)

	March 31 2004	March 31 2003
Statistical information:
Dow Jones Newswires terminals	289,000	303,000	(4.6)
WSJ.com subscribers	695,000	675,000	3.0

First Quarter 2004 Compared To First Quarter 2003—Electronic Publishing

Revenues

Electronic publishing revenues increased $7.2 million, or 9.1%, to $86.4 million, as a result of revenue gains across all businesses. Dow Jones Newswires revenue increased $1.2 million, or 2.3%, to $55.2 million, with modest increases in North America and internationally. Excluding recent acquisitions, Dow Jones Newswires revenues were down about 1%. English-language terminals carrying Dow Jones Newswires at March 31, 2004, were 289,000 compared with 303,000 at March 31, 2003. North American terminals decreased by 21,000, while International terminals increased by 7,000.

Consumer Electronic Publishing revenue increased $2.8 million, or 18%, to $18.2 million on a 43% increase in online display advertising revenue coupled with an 18% increase in WSJ.com subscriber revenue, somewhat offset by an 8% decline in licensing revenue. At the end of March 2004, the number of WSJ.com subscribers increased 3% from a year earlier, to 695,000. Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes and reprints/permissions businesses, increased $3.2 million, or 32%, to $13 million.

Expenses

Electronic publishing expenses were up $5.5 million, or 8.8%, to $67.9 million, resulting from increased employee compensation and marketing costs coupled with incremental expenses from the acquisitions of Alternative Investor and Technologic Partners.

Operating Income

Electronic publishing’s operating income was $18.5 million (21.4% of revenues), an improvement of $1.7 million, or 10%, over first quarter 2003 operating income of $16.8 million (21.3% of revenues). The improvement was driven by continued strong revenue gains at Consumer Electronic Publishing and Dow Jones Indexes.

Community Newspapers

Community newspapers includes the operations of Ottaway Newspapers, which publishes 15 daily newspapers and more than 30 weekly newspapers and “shoppers” in nine states in the U.S.

On May 5, 2003, the Company’s Ottaway Newspaper subsidiary acquired The Record of Stockton, California. Prior to the acquisition, The Stockton Record Group reported 2002 revenues of $37 million and operating profits of $9.6 million. The Record has daily paid circulation of 59,985 and Sunday circulation of 70,732.

For the Three Months Ended March 31, 2004 and 2003

(in thousands)			% Increase/
	2004	2003	(Decrease)

Revenues
Advertising
Comparable operations	$49,091	$45,691	7.4%
Newly-acquired operations	7,777		—

Total advertising	56,868	45,691	24.5

Circulation and other
Comparable operations	19,322	18,928	2.1
Newly-acquired operations	1,487		—

Total circulation and other	20,809	18,928	9.9

Total revenues	77,677	64,619	20.2

Expenses
Comparable operations	53,418	52,038	2.7
Newly-acquired operations	7,287		—

Total segment expenses	60,705	52,038	16.7

Operating income
Comparable operations	14,995	12,581	19.2
Newly-acquired operations	1,977		—

Total operating income	$16,972	$12,581	34.9

Operating margin
Comparable operations	21.9%	19.5%
Newly-acquired operations	21.3

Included in expenses:
Depreciation and amortization
Comparable operations	$2,484	$2,758	(9.9)
Newly-acquired operations	495

For the Three Months Ended March 31, 2004 and 2003

	2004	2003
Statistical information:
Advertising volume year-over-year percentage change*
Dailies	2.4%	(0.5)%
Non-Dailies	13.2	3.1
Overall	4.3	0.1

*	Percentages exclude newly acquired operations.

First Quarter 2004 Compared To First Quarter 2003—Community Newspapers

Revenues

Community newspapers revenue was up $13.1 million, or 20%, to $77.7 million in the first quarter. On a “same property” basis, meaning excluding properties divested or acquired in the past 12 months, revenue increased $3.8 million, or 5.9%. Same property advertising revenue increased $3.4 million, or 7.4%, to $49.1 million, reflecting an increase in ad linage coupled with an increase in rates. Same property circulation and other revenue increased a modest $0.4 million, or 2.1%, as a result of increased commercial printing revenue and other miscellaneous revenue. Average daily circulation was about 370,000 in 2004 compared with 380,000 in 2003.

Expenses

Community newspapers expenses increased $8.7 million, or 17%, to $60.7 million, reflecting in part newly acquired properties. On a same property basis, operating expenses increased $1.4 million, or 2.7%, as a result of higher newsprint expense and compensation expense. Newsprint expense, on a same property basis, increased 11.5% as a result of an 11.3% increase in newsprint prices coupled with a slight increase in consumption of 0.2%. The number of full-time employees in the community newspapers segment was up 12.9% from a year ago, reflecting acquisitions (on a same property basis headcount was down 0.5%).

Operating Income

Operating income in the first quarter of 2004 was $17 million (21.8% of revenues) compared with income last year of $12.6 million (19.5% of revenues). On a same property basis, operating income of $15 million (21.9% of revenues) increased 19% from $12.6 million (19.5% of revenues) a year earlier.

Certain Items Affecting Comparisons

The following table summarizes certain items affecting comparisons for the first quarters ended March 31, 2004 and 2003:

(in millions, except per share amounts)	2004			2003
	Operating	Net	EPS	Operating	Net	EPS
Included in operating income:
Reversal of lease obligation reserve – WFC (a)	$2.8	$1.7	$.02
Included in non-operating income:
Contract guarantee (b)		(2.0)	(.02)		$(2.6)	$(.03)
Gain on resolution of Telerate sale loss contingencies (c)					59.8	.73

Total	$2.8	$(.3)	$—	$—	$57.2	$.70

(a) Reversal of lease obligation reserve – World Financial Center (WFC)

In the fourth quarter 2001, the Company recorded a charge of $32.2 million as a result of its decision to permanently re-deploy certain personnel and to abandon four of seven floors that are leased at its World Financial Center headquarters. This charge primarily reflected the Company’s rent obligation through 2005 on this vacated space.

During the first quarter of 2004, the Company decided to extend the term of its lease for one of the floors that was previously abandoned. The Company plans to re-occupy this floor with personnel from another of its New York locations, whose lease term is expiring. As a result, the Company reversed $2.8 million ($1.7 million, net of taxes, or $.02 per diluted share) of the remaining lease obligation reserve for the previously abandoned floor at WFC.

(b) Contract guarantee:

Under the terms of the Company’s 1998 sale of Telerate to Bridge Information Systems, Inc. (Bridge), Dow Jones retained its guarantee under certain circumstances of certain minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC). The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions. Bridge agreed to indemnify Dow Jones for any liability Dow Jones incurred under the contract guarantee with respect to periods subsequent to Bridge’s purchase of Telerate. In 2000, based in part on uncertainty about Bridge’s solvency as well as other factors, the Company established a reserve of $255 million representing the net present value of the total estimated payments from 2001 through October 2006, using a discount rate of 6%.

Earnings in 2004 and 2003 included charges related to the accretion of the discount on the reserve balance. These charges were $2.0 million and $2.6 million in the first quarters of 2004 and 2003, respectively.

Bridge filed for bankruptcy in February 2001, but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC. The Company is now in litigation with Cantor and MDC with respect to their claims for amounts due under the contract guarantee. The Company has various substantial defenses to these claims and the litigation is proceeding. In January 2003, the trial court denied motions by each of the parties that their own claims for relief be granted and the competing claims be dismissed. Appeals from those decisions are not being pursued, and discovery is proceeding.

Due to the stage of the lawsuit at March 31, 2004, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced. Accordingly, the Company believes that the reserve continues to be appropriate.

While it is not possible to predict with certainty the ultimate outcome of this litigation, the Company believes the likelihood of a loss exceeding the amount reserved is remote; however, it is possible that such loss could be less than the amount reserved.

(c) Gain on resolution of Telerate sale loss contingencies:

In the first quarter of 2003, the Company recorded a gain of $59.8 million ($.73 per diluted share) on the resolution of certain loss contingencies resulting from the sale of its former Telerate subsidiary to Bridge. The reserve for loss contingencies was established as part of the loss on sale of Telerate in 1998 and related to various claims that arose out of the Stock Purchase Agreement, including a purchase price adjustment related to working capital, an indemnification undertaking and other actual and potential claims and counter-claims between the Company and Bridge. In February 2001, Bridge declared bankruptcy. In March 2003, these matters were resolved by the bankruptcy court, and the Company’s contingent liabilities were thereby extinguished by the court.

Interest expense, net of investment income

Interest expense, net was $0.6 million for the first quarter of 2004 compared with net interest expense of $0.4 million in the first quarter of 2003. Commercial paper debt outstanding at March 31, 2004 was $258.4 million compared with $153.1 million at December 31, 2003. The increase in debt largely resulted from the March acquisition of Alternative Investor for $85 million.

Equity in Losses of Associated Companies

In the first quarter of 2004, the Company’s share of equity in losses of associated companies was $0.7 million, a 60% improvement over 2003’s first quarter loss of $1.8 million. Increased profits at F.F. Soucy, the Company’s Canadian newsprint venture, and Factiva more than offset modest declines at CNBC International and SmartMoney.

Income Taxes

The following table presents the effective income tax rates, net of minority interests, for the first quarters ended March 31, 2004 and 2003:

	2004	2003
Effective income tax rate	41.2%	8.8%
Effective income tax rate, excluding items identified in table below	38.7%	40.0%

The effective tax rates were affected by certain capital loss/gain transactions, which are detailed below.

Three Months Ended March 31, 2004 and 2003

(dollars in millions)	2004				2003
	Income Taxes	Pretax Income	Effective Tax Rate		Income Taxes	Pretax Income	Effective Tax Rate

Reported	$12.5	$30.3	41.2%		$6.5	$73.4	8.8%
(net of minority interests)

Adjusted to remove:
Cantor guarantee		(2.0)				(2.6)
Gain on resolution of Telerate sale loss contingencies						59.8

Adjusted	$12.5	$32.3	38.7	%*	$6.5	$16.2	40.0%

*	The Company expects its overall full-year 2004 effective tax rate, excluding nondeductible capital loss items, to be about 41%. The first quarter of 2004 included the resolution of some state tax audits and other adjustments that resulted in recognition of a tax benefit in the quarter.

Capital Loss Carryforwards

As of March 31, 2004, the Company had a capital loss carryforward remaining of about $438 million (a deferred tax asset of about $167.5 million which is fully reserved against). About $156 million of this loss carryforward is recognized for tax purposes and expires in 2006. The remaining $282 million of this carryforward, which primarily relates to the Cantor contract guarantee obligation, will be recognized for tax purposes only to the extent, if any, that the Company is required to make payment. If the Company is required to make any such payment, the resulting loss carryforward will be available for use five years from the year it is recognized.

The Company could not conclude that it was more likely than not it would realize any net tax savings from the capital loss carryforward prior to their expiration and believes the full valuation allowance reserve was appropriate at March 31, 2004.

Liquidity and Capital Resources

Cash Flow Summary

For the Three Months Ended March 31, 2004 and 2003

(in millions)	2004	2003
Net cash provided by operating activities	$28.0	$9.1
Net cash used in investing activities	(98.3)	(17.7)
Net cash provided by (used in) financing activities	83.0	(4.7)

Increase (decrease) in cash and cash equivalents	12.7	(13.3)
Cash and cash equivalents at beginning of year	23.5	39.3

Cash and cash equivalents at March 31	$36.2	$26.0

Cash provided by operating activities for the first three months of 2004 was $28 million, which was up $18.9 million from net cash provided by operations in the same period last year. The improvement was primarily the result of increased operating income.

Net cash used in investing activities was $98.3 million in the first three months of 2004, reflecting the $85 million acquisition of Alternative Investor and capital expenditures of $16.1 million. Net cash used in investing activities totaled $17.7 million in 2003, primarily reflecting capital expenditures of $14.3 million.

Net cash provided by financing activities for the first three months of 2004 was $83 million, reflecting an increase in debt of $105.3 million, principally related to the acquisition of Alternative Investor. Cash outlays in the first three months of 2004 included the payment of $20.4 million in dividends to shareholders. Net cash used in financing activities in the first three months of 2003 included the payment of $20.5 million in dividends to shareholders and the repurchase of treasury stock for $18.7 million, net of an increase in debt of $27 million and the receipt of funding of $7.4 million from a minority shareholder of a subsidiary.

As previously disclosed, in 2000 the Company established a reserve for the present value of the total estimated payments through October 2006 in connection with Dow Jones’ guarantee of certain minimum payments for data acquired by Dow Jones’ former Telerate subsidiary from Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC). Bridge Information Systems, Inc., which purchased Telerate in 1998, filed for bankruptcy but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC. The Company is now in litigation with Cantor and MDC with respect to their claims for amounts allegedly due under the contract guarantee. The Company has various substantial defenses to these claims and the litigation is proceeding.

As of March 31, 2004, the balance of the reserve for the contract guarantee was $255.7 million. The Company has classified $178.2 million of this reserve as current based on the original due dates of the contract. Due to the stage of the lawsuit at March 31, 2004, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced. Accordingly, the Company believes the balance of the reserve continues to be appropriate.

The Company expects its cash from operations to be sufficient to meet its normal recurring operating commitments, fund capital expenditures and pay dividends. If necessary, the Company’s liquidity requirements may be funded through the issuance of commercial paper, which is supported by a $400 million revolving credit agreement with several banks. As of March 31, 2004, the Company’s commercial paper balance was $258.4 million, which is classified as long-term because the Company has the intent and ability to refinance such debt on a long-term basis. The Company has temporarily suspended its share repurchase program to utilize excess cash flow to reduce its debt.

Standard and Poor’s downgraded the Company’s long term credit rating from ‘A+’ with a negative outlook, to ‘A’ with a stable outlook, leaving the Company’s short term and commercial paper rating unchanged at ‘A1’ after the Company’s $85 million acquisition of Alternative Investor Group. Because the Company’s outstanding debt is in commercial paper, a downgrade in its long-term credit rating is not expected to affect its cost of financing. Moody’s Investor Service and Fitch Ratings rate the Company’s senior unsecured debt at ‘Aa3’ (Moody’s) and ‘A+’ (Fitch).

Labor Negotiations

The Company and its largest union, IAPE, representing about one-quarter of its employees continue to negotiate a new collective bargaining agreement to succeed the agreement which expired in May 2003. In January 2004, the union membership voted to reject a tentative contract agreement that the union’s bargaining committee had reached with the Company in November 2003. The union’s new leadership, elected in December 2003, opposed ratification. The Company continues to negotiate in good faith in an effort to reach a mutually agreeable settlement.

Subsequent Event

On April 2, 2004, the Company acquired the remaining interest in the news operations of Vereinigte Wirtschaftsdienste GmbH (“VWD”), a German newswires business, for $12.1 million. The acquired business consists of financial newswires and business newsletters, which will be combined into our Dow Jones Newswires business, under the brand name Dow Jones-VWD News. Dow Jones was a minority shareholder in VWD. Simultaneous with the purchase, VWD sold its non-news assets to a third party, resulting in cash proceeds to Dow Jones of $6.7 million.

The Company expects to record an after-tax gain of $1.8 million, or 2 cents per share, in the second quarter of 2004 as a result of this sale.

Information Relating To Forward-Looking Statements

This document contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to: the cyclical nature of the Company’s business and the strong negative impact of economic downturns on advertising revenues; the negative impact on the Company’s core advertising market-B2B advertising-caused by weak corporate profits, corporate scandals that have resulted in damage to business, investor and public confidence; the risk that the current weak advertising market, particularly in the financial and technology segments, will not improve or will improve very slowly or only to a limited extent; the risk that the Company will not benefit from or will only benefit to a limited extent from any improvement in the advertising market in the face of competition from other national business magazines, television, trade publications and other publications and services; the Company’s ability to limit and manage expense growth, especially in light of its prior cost cutting and its planned growth initiatives, without harming its growth prospects; the intense competition the Company’s existing products and services face in the markets for financial news and information and advertising revenues from newspapers, specialized magazines, free and paid Internet publications and services, news services, financial television programming and other new media; the competition the Company’s print publications face from Internet sites for classified advertising; the Company’s ability to expand and diversify the Journal’s market segment focus beyond financial and technology; the challenge the Company’s Personal Journal will face in attempting to become a leading presence in new market segments, such as health care, automotive, telecom, and high-end consumer goods, where competing publications and services, such as specialty and trade magazines, have already established themselves; the risk that the Company’s initiatives to attract more consumer advertising, and other diversified advertising, to the Journal will not succeed; the competition the Company will face in introducing new products and services in the B2B market from already existing newsletters, trade publications, research reports and services; the extent to which the recent enhancements to the Journal will attract a broader base of readers, subscribers, and advertisers; in light of the weak advertising market and competition, the Company’s ability to attract diverse advertisers to place color advertising in the Journal; the impact on the future circulation of the Company’s print publications that may be caused by the declining frequency of regular newspaper buying by young people; with respect to Newswires, the challenges the Company will face in promoting its NewsPlus enhancement and in launching the next stages of its “Newswire of the Future” initiative, in the face of competing resources for in-depth news analysis; with respect to Newswires and other subscription-based products and services, the negative impact of business consolidations and layoffs in the financial services industry on sales of the Company’s products and services; with respect to Newswires, the challenges the Company faces in striving to increase its international revenues given the competition from and subscribers’ desire for, local language news services; with respect to Newswires, risks concerning the financial viability of the Moneyline Telerate business, with which Newswires has entered into a bundling arrangement that is important to Newswires’ international revenues; with respect to Newswires, competition from other independent news service providers and the risk that distributors of Newswires’ products may elect to distribute only their own news services; with respect to the Company’s products and services aimed at the venture capital and private equity markets, the volatility of the venture capital and private equity markets and the extent to which these markets begin to grow, following their contraction in recent years; the Company’s ability to successfully integrate its new Financial Information Services business, which includes distinct newsletters, database and events businesses, into the Company’s Newswires business unit, and to achieve production and operational efficiencies in doing so; the competition from other news and information companies for products aimed at the venture capital or private equity markets; the volatility of the events business which is impacted by growth and contraction in the venture capital and private equity markets and by external factors that impact willingness to travel, such as war and other geopolitical events; the Company’s ability to find strategic and financially attractive core-business acquisition opportunities and to integrate those businesses; the Company’s ability to leverage its brands to develop new business opportunities and to generate advertising and other revenues from these products; the Company’s ability to achieve strategic alliances and to improve the growth and profitability of existing strategic alliances; with respect to the Company’s community newspapers business, its ability to maintain or grow margins and to strengthen its portfolio of newspaper properties, particularly given the difficulty of finding quality newspaper properties to acquire; the Company’s ability to increase its circulation and advertising revenues from its international print publications and to further penetrate overseas markets through print and television products, given the competition from local language publications and television networks and other international publications and television ventures; the ability of WSJ.com to continue to increase revenues through building subscriber and advertiser numbers; the amount of user traffic on the Company’s Internet sites and the pricing of advertising on Internet sites generally; the extent to which the Company is required to perform under the guarantee to Cantor Fitzgerald Securities and Market Data Corporation, and other uncertainties relating to liability under this guarantee; potential increased regulation of online businesses; adverse developments relating to the Company’s commitments, contingencies and equity investments; adverse developments relating to changes in tax law or rates; risks related to the potential or actual insolvency or bankruptcy of any of the Company’s suppliers, service providers or business partners, including providers of software and software maintenance; the Company’s ability to recover from any possible technical, hardware or software failure; the Company’s ability to negotiate collective bargaining agreements with its labor unions without work interruptions and on reasonable terms; the Company’s ability to attract and retain qualified personnel if the labor market tightens as a result of an improvement in the economy; cost of newsprint; and such other risk factors as may have been or may be included from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Item 3:	Quantitative And Qualitative Disclosures about Market Risk

In December 2003, the Company entered into foreign currency forward exchange contracts to exchange U.S. dollars for the following foreign currencies:

	2003
(in millions)	Foreign	U.S.
	Currency	Dollar
British Pound	14.5	$25.4
Euro	24.4	30.4
Australian Dollar	1.3	1.0

These contracts, which expire ratably over 2004, are designated as cash flow hedges of anticipated operating expenses that are denominated in these foreign currencies. Revenues of the Company are largely collected in U.S. dollars. These contracts are entered into to protect against the risk that operating expenses will be adversely affected by devaluation in the U.S. dollar relative to these currencies. Realized gains or losses on foreign currency forward contracts are recognized currently through income and generally offset the transaction losses or gains on the foreign currency cash flows which they are intended to hedge.

The Company also enters into foreign currency forward exchange contracts to limit the cash flow and earnings volatility that results from remeasuring certain foreign currency payables at prevailing exchange rates. The unrealized gains or losses of these forward contracts are recognized in Other, net in the income statement. The forward contract acts as an economic hedge by increasing in value when the underlying foreign currency payable decreases in value and conversely decreases in value when the underlying foreign currency payable increases. In March 2004, the Company entered into a forward currency exchange contract to exchange 3.3 million British Pounds for $5.9 million.

The Company’s commercial paper outstanding of $258.4 million at March 31, 2004 is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates. At March 31, 2004, interest rates outstanding ranged from 1.0% to 1.1%, with a weighted-average of 1.0%.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In January 2003, the trial court denied motions by each of the parties that their own claims for relief be granted and that competing claims be dismissed. Appeals from those decisions are not being pursued, and discovery is proceeding.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

In 1998 the Company’s Board of Directors authorized the repurchase of $800 million of the Company’s common stock and in September 2000 authorized the repurchase of an additional $500 million of the Company’s common stock. As of March 31, 2004, approximately $326.4 million remained under board authorization for share repurchases. The Company has not repurchased any shares of its common stock since the first quarter of 2003.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders on April 21, 2004, there were represented in person or by proxy 53,915,840 shares of Common Stock (carrying one vote per share) and 18,967,922 shares of Class B Common Stock (carrying ten votes per share). At the Annual Meeting:

1) the holders of the Common Stock, voting separately as a class, elected as directors:

	For	Votes Withheld
Irvine O. Hockaday, Jr.	52,714,709	1,201,131
Vernon E. Jordan, Jr.	35,117,628	18,798,212

2) the holders of the Common Stock and the Class B Common Stock, voting together, elected as directors:

	For	Votes Withheld
Lewis B. Campbell	242,398,369	1,196,691
Dieter von Holtzbrinck	222,443,086	21,151,974
Elizabeth Steele	241,731,481	1,863,579

3) the holders of the Common Stock and the Class B Common Stock, voting together, approved the appointment of PricewaterhouseCoopers LLP, independent certified public accountants, as auditors for 2004 by a vote of 225,722,864 votes in favor; 17,441,383 votes against and 480,813 abstentions.

4) the holders of the Common Stock and the Class B Common Stock, voting together, approved the amendment to the Company’s 2001 Long-Term Incentive Plan to increase the number of shares reserved for issuance thereunder from 7,000,000 to 9,000,000 by a vote of 224,972,757 votes in favor; 13,612,721 votes against and 492,912 abstentions.

5) the holders of the Common Stock and the Class B Common Stock, voting together, rejected the stockholder proposal to require that the positions of Chairman and CEO be held by different persons by a vote of 30,402,966 votes in favor; 205,056,799 votes against; and 3,618,624 abstentions.

In addition, the following directors continued in office after the meeting: Christopher Bancroft, Harvey Golub, Roy A. Hammer, Leslie Hill, Peter R. Kann, David K.P. Li, M. Peter McPherson, Frank N. Newman, James H. Ottaway, Jr., and William C. Steere, Jr.

Item 6.	Exhibits and Reports on Form 8-K

Exhibit Number	Document

10.1	Amendment to the Dow Jones 2001 Long Term Incentive Plan is hereby incorporated by reference to the Company’s 2004 Proxy Statement on Schedule 14A, Appendix C, on March 19, 2004.

31.1	Certifications by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K – The following reports were filed on Form 8-K in the first quarter of 2004.

Form 8-K, dated January 27, 2004, Dow Jones & Company Fourth Quarter 2003 Earnings Release

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOW JONES & COMPANY, INC. (Registrant)

Dated:	May 7, 2004	By:	/S/ ROBERT PERRINE

Robert Perrine Chief Accounting Officer and Controller