Form 10-Q
period 2004-06-30
DOW JONES & CO INC
filed 2004-08-03
CIK 29924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of each of the issuer’s classes of common stock on June 30, 2004: 61,231,190 shares of Common Stock and 20,636,680 shares of Class B Common Stock.

DOW JONES & COMPANY, INC.

I. FINANCIAL INFORMATION

Item 1: Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Dow Jones and Company, Inc.

For the quarters and six months ended June 30, 2004 and 2003

(unaudited)

	Quarters Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2004	2003	2004	2003
Revenues:
Advertising	$255,836	$223,328	$482,535	$413,836
Information services	81,518	71,060	157,345	142,916
Circulation and other	100,436	99,198	199,531	195,064

Total revenues	437,790	393,586	839,411	751,816
Expenses:
News, production and technology	130,052	120,080	252,609	235,375
Selling, administrative and general	148,779	134,773	294,014	263,795
Newsprint	28,947	27,462	56,578	50,533
Print delivery costs	47,024	48,719	94,869	94,625
Depreciation and amortization	26,698	27,736	54,053	55,093
Restructuring charges and September 11 related items, net		(18,408)	(2,761)	(18,408)

Operating expenses	381,500	340,362	749,362	681,013

Operating income	56,290	53,224	90,049	70,803

Other income (deductions):
Investment income	165	179	256	253
Interest expense	(800)	(745)	(1,448)	(1,198)
Equity in earnings of associated companies	2,139	2,171	1,399	322
Gain on disposition of investment	3,260		3,260
Gain on resolution of Telerate sale loss contingencies				59,821
Contract guarantee	(1,819)	(2,459)	(3,804)	(5,069)
Other, net	(499)	212	(1,265)	651

Income before income taxes and minority interests	58,736	52,582	88,447	125,583
Income taxes	25,004	22,139	37,485	28,620

Income before minority interests	33,732	30,443	50,962	96,963
Minority interests in losses of subsidiaries	309	395	895	807

Net income	$34,041	$30,838	$51,857	$97,770

Per Share:
Net income per share:
- Basic	$.42	$.38	$.63	$1.20
- Diluted	.41	.38	.63	1.19
Cash dividends declared	.50	.50	.75	.75

Weighted-average shares outstanding:
- Basic	81,799	81,382	81,779	81,595
- Diluted	82,211	81,674	82,211	81,860

Comprehensive income	$32,930	$34,382	$51,283	$101,199

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dow Jones & Company, Inc.

For the six months ended June 30, 2004 and 2003

(unaudited)

	Six Months Ended June 30
(in thousands)	2004	2003
Operating Activities:
Net income	$51,857	$97,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,015	54,325
Amortization of intangibles	2,038	768
Equity in earnings of associated companies, net of distributions	5,175	4,972
Minority interests in losses of subsidiaries	(895)	(807)
Gain on resolution of Telerate sale loss contingencies		(59,821)
Gain on sale of investment	(3,260)
Contract guarantee	3,804	5,069
Changes in assets and liabilities:
Accounts receivable - trade	(13,662)	18,871
Other assets	(8,660)	3,730
Accounts payable and accrued liabilities	(13,978)	(40,012)
Income taxes	17,356	22,739
Deferred taxes	(1,964)	(2,608)
Unearned revenue	3,033	(902)
Deferred compensation and other noncurrent liabilities	5,842	7,508
Other, net	2,022	(937)

Net cash provided by operating activities	100,723	110,665

Investing Activities:
Additions to property, plant and equipment	(31,165)	(26,231)
Funding of equity investees	(16,279)	(9,995)
Advances from (repayment to) equity investees	9,173	(3,439)
Disposition of investment	6,514
Proceeds from property damage insurance claim		1,271
Businesses acquired, net of cash received	(91,632)	(145,768)
Other, net	2,382	2,821

Net cash used in investing activities	(121,007)	(181,341)

Financing Activities:
Cash dividends	(40,870)	(40,808)
Borrowings under long-term debt	105,313	117,317
Repayments of long-term debt	(43,692)
Purchases of treasury stock		(21,135)
Reduction of book overdraft	(4,547)
Proceeds from sales under stock compensation plans	5,661	2,551
Contribution from minority partner		6,114

Net cash provided by financing activities	21,865	64,039

Increase (decrease) in cash and cash equivalents	1,581	(6,637)
Cash and cash equivalents at beginning of year	23,514	39,346

Cash and cash equivalents at June 30	$25,095	$32,709

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS

Dow Jones & Company, Inc.

(unaudited)

(dollars in thousands)	June 30 2004	December 31 2003
Assets:
Current Assets:
Cash and cash equivalents	$25,095	$23,514
Accounts receivable – trade, net	172,708	157,750
Accounts receivable – other	19,011	17,522
Newsprint inventory	13,325	12,315
Prepaid expenses	19,927	20,055
Deferred income taxes	14,718	14,723

Total current assets	264,784	245,879

Investments in associated companies, at equity	83,271	89,230

Other investments	14,255	14,558

Plant, property and equipment, at cost	1,754,322	1,731,874
Less, accumulated depreciation	1,089,871	1,042,590

Plant, property and equipment, net	664,451	689,284

Goodwill	239,731	153,320

Other intangible assets	88,461	70,124

Deferred income taxes	14,537	17,394

Other assets	30,914	24,365

Total assets	$1,400,404	$1,304,154

Liabilities:
Current Liabilities:
Accounts payable - trade	$67,725	$65,732
Accrued wages, salaries and commissions	58,590	63,240
Retirement plan contributions payable	12,261	24,224
Other payables	62,903	71,287
Dividend payable	20,467
Contract guarantee obligation	191,810	164,642
Income taxes	50,564	32,987
Unearned revenue	208,336	191,411

Total current liabilities	672,656	613,523

Long-term debt	214,731	153,110
Deferred compensation, principally postretirement benefit obligation	296,939	288,364
Contract guarantee obligation	65,720	89,083
Other noncurrent liabilities	19,103	23,834

Total liabilities	1,269,149	1,167,914

Minority interests in subsidiaries	3,951	6,579

Stockholders’ Equity:
Common stock	102,181	102,181
Additional paid-in capital	124,097	122,012
Retained earnings	812,253	821,733
Accumulated other comprehensive income, net of taxes	9,156	9,730

	1,047,687	1,055,656
Less, treasury stock, at cost	920,383	925,995

Total stockholders’ equity	127,304	129,661

Total liabilities and stockholders’ equity	$1,400,404	$1,304,154

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dow Jones & Company, Inc.

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the Company’s consolidated financial position as of June 30, 2004, and the consolidated results of operations for the three and six month periods ended June 30, 2004 and 2003 and consolidated cash flows for the six month periods then ended. In management’s opinion, all adjustments necessary for a fair presentation in accordance with generally accepted accounting principles are reflected in the financial statements presented. Reclassifications of certain amounts for prior years have been recorded to conform to the current year presentation.

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

2. Restructuring Charges and September 11 Related Items

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

During the first quarter of 2004, the Company decided to extend the term of its lease for one of the floors that was previously abandoned. The Company will re-occupy this floor with personnel from another of its New York locations, whose lease term is expiring. As a result, the Company reversed $2.8 million ($1.7 million, net of taxes, or $.02 per diluted share) of the remaining lease obligation reserve for the previously abandoned floor at the WFC.

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

Earnings in 2004 and 2003 included charges related to the accretion of the discount on the reserve balance. These charges totaled $1.8 million and $2.5 million in the second quarters of 2004 and 2003, respectively. For the first six months of 2004 and 2003, charges related to the accretion of discount totaled $3.8 million and $5.1 million, respectively.

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

Due to the stage of the lawsuit at June 30, 2004, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced. Accordingly, the Company believes that the reserve continues to be appropriate.

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

5. Restructuring Reserves

The following table displays the activity and balances of the restructuring reserve account through June 30, 2004:

(in thousands)	December 31, 2003 Reserve	Net Cash Payments	June 30, 2004 Reserve
Employee severance	$3,298	$1,167	$2,131

As of June 30, 2004, the workforce reductions related to the Company’s restructuring were substantially complete. The remaining reserve relates primarily to continuing payments for employees that have been terminated.

6. Acquisitions and Dispositions

Acquisition of remaining interest in VWD news operations and disposition of non-news assets of VWD in 2004

On April 2, 2004, the Company acquired the remaining interest in the news operations of Vereinigte Wirtschaftsdienste GmbH (“VWD”), a German newswires business, for $12.1 million. The acquired business consists of financial newswires and business newsletters, which have been combined into the Company’s Dow Jones Newswires business, under the brand name Dow Jones-VWD News. Dow Jones was a minority shareholder in VWD.

The acquisition was accounted for at fair value as a step acquisition in accordance with SFAS 141, “Business Combinations.” Based on preliminary estimates, the acquisition resulted in a purchase price allocation of goodwill of $8.4 million, other intangibles of $1.7 million and net assets of $1.3 million. The other intangibles consist primarily of subscription contracts that will be amortized over their estimated useful life of 8 years. Substantially all of the acquired goodwill and intangible assets will be deductible for tax purposes.

On April 2, 2004, simultaneous with the Company’s acquisition of the remaining interest in the news operations of VWD, VWD sold its non-news assets to a third party, resulting in cash proceeds to Dow Jones of $6.7 million. As a result of this sale, the Company recorded an after-tax gain of $1.8 million, or $.02 cents per diluted share, in the second quarter of 2004. Following the transaction, the Company had no involvement in the continuing operations of the disposed business. The consideration was received at the time of the sale and a gain was recognized appropriately pursuant to the guidance in SAB Topic 5E.

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

Alternative Investor is a provider of newsletters, databases and industry conferences for the venture-capital and private-equity markets, and has been combined into the Company’s Dow Jones Newswires business.

The acquisition resulted in a purchase price allocation of goodwill of $78.1 million, other intangibles of $18.6 million and net liabilities of $11.4 million (principally acquired unearned revenue). Substantially all of the acquired goodwill and intangible assets will be deductible for tax purposes.

Acquired other intangible assets consisted of the following:

(in thousands)	Acquired Intangibles	Weighted - Average Amortization Period
Subject to amortization:
Advertising accounts	$500	3 years
Subscription accounts	4,370	5 years
Conferences sponsor relationships	1,200	6 years
Database	5,113	6 years
Other	700	3 years

Total intangibles subject to amortization	11,883	5 years
Not subject to amortization:
Other, principally trade name	6,750

Total acquired intangibles	$18,633

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

Had these acquisitions been completed as of January 1, 2004 or 2003, the impact on the Company’s results of operations would not have been significantly different from those presented.

7. Goodwill and Intangible Assets

Goodwill balances by reportable segment are as follows:

(in thousands)	June 30 2004	December 31 2003
Print publishing	$33,403	$33,403
Electronic publishing *	94,311	7,900
Community newspapers	112,017	112,017

Goodwill	$239,731	$153,320

*	The increase in goodwill resulted from the acquisition of Alternative Investor and VWD, see Note 6 for more information on these acquisitions.

Other intangible assets were as follows:

	June 30, 2004			December 31, 2003
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Subscription accounts	$15,891	$3,314	$12,577	$10,249	$2,311	$7,938
Advertising accounts	13,448	1,467	11,981	12,948	827	12,121
Database	5,113	238	4,875
Conferences sponsor relationships	1,200	52	1,148
Other	1,169	105	1,064

Total	36,821	5,176	31,645	23,197	3,138	20,059

Unamortizable intangibles	56,816		56,816	50,065		50,065

Total other intangibles	$93,637	$5,176	$88,461	$73,262	$3,138	$70,124

Amortization expense, based on intangibles subject to amortization held at June 30, 2004, is expected to be $3.1 million for the second half of 2004, $5.5 million in 2005, $4.8 million in 2006, $3.8 million in 2007 and $3.1 million in 2008 and $2.5 million in 2009.

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

The Company enters into indemnification agreements in its ordinary course of business, typically with companies from which it is acquiring or to which it is selling businesses, partners in joint ventures, licensees and licensors, and service providers and contractors. Under these agreements the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, as a result of the Company’s activities or its breach of the agreement in question or in connection with any intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations generally survive termination of the underlying agreement, either for some set number of years or perpetually. In some cases, the maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The Company believes that the estimated fair value of these indemnity obligations is minimal and the Company has no liabilities recorded for these obligations as of June 30, 2004. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

The Company has guaranteed payment for office space occupied by certain of its joint ventures. The Company’s partners in these joint ventures have either directly guaranteed their share of any payments required under these guarantees or agreed to indemnify the Company for 50% of any payments the Company may be required to make under these guarantees. As of June 30, 2004, Dow Jones’ share of this obligation totals $7.8 million through 2010.

9. Dilution and Stock Compensation Plans

Basic and diluted earnings per share have been computed as follows:

	Quarters Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2004 (2)	2003 (3)	2004 (2)	2003 (3)
Net income	$34,041	$30,838	$51,857	$97,770

Weighted-average shares outstanding – basic	81,799	81,382	81,779	81,595
Effect of dilutive securities:
Stock options	147	79	178	68
Other, principally contingent stock rights	265	213	254	197

Weighted-average shares outstanding – diluted (1)	82,211	81,674	82,211	81,860

Basic earnings per share	$.42	$.38	$.63	$1.20
Diluted earnings per share	.41	.38	.63	1.19
(1)	The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the quarter.
(2)	For the quarter and six months ended June 30, 2004, options to purchase 7.8 million shares at an average price of $55.89 and 7.6 million shares at an average price of $55.99, respectively, have been excluded from the diluted earnings per share calculation because the options’ exercise prices were greater than the average market price during the quarter and six months and to include such securities would be antidilutive.
(3)	For the quarter and six months ended June 30, 2003, options to purchase 8.6 million shares at an average price of $53.93 and 8.4 million shares at an average price of $54.17, respectively, have been excluded from the diluted earnings per share calculation because to include such securities would be antidilutive.

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

	Quarters Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$34,041	$30,838	$51,857	$97,770
Add: Stock-based compensation expense included in reported net income, net of taxes	1,576	1,326	3,657	2,241
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes	(4,785)	(6,407)	(10,313)	(10,391)

Adjusted net income	$30,832	$25,757	$45,201	$89,620

Basic earnings per share:
As reported	$.42	$.38	$.63	$1.20
Adjusted	.38	.32	.55	1.10
Diluted earnings per share:
As reported	$.41	$.38	$.63	$1.19
Adjusted	.38	.32	.55	1.09

The following table provides the estimated fair value under the Black-Scholes option-pricing model of each option granted in the first quarter of 2004 and 2003, and the significant weighted-average assumptions used in their determination.

	Fair Value	Risk-Free Interest Rate	Dividend Yield	Expected Life	Volatility
Stock Options
2004	$13.45	3.0%	1.7%	5.0 years	29.0%
2003	$10.38	3.0%	2.2%	5.0 years	28.0%

10. Pension and Other Postretirement Plans

The components of net periodic benefit costs were as follows:

	Pension Benefits
	Quarters Ended June 30		Six Months Ended June 30
(in thousands)	2004	2003	2004	2003
Service cost	$1,292	$1,130	$2,624	$2,230
Interest cost	2,522	2,371	5,076	4,668
Expected return on plan assets	(3,280)	(2,420)	(6,560)	(4,840)
Amortization of prior service cost	181	182	352	460
Recognized actuarial loss	194	288	327	471

Total benefit cost	$909	$1,551	$1,819	$2,989

	Other Postretirement Benefits
	Quarters Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Service cost	$1,539	$1,708	$3,982	$3,706
Interest cost	2,823	3,087	6,472	6,365
Amortization of prior service cost	(305)	50	(638)	62
Recognized actuarial loss	2	22	487	82

Total benefit cost	$4,059	$4,867	$10,303	$10,215

In the second quarter of 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP clarified that companies eligible for federal subsidies under the Act should recognize the expected benefit as part of its measurement of its accumulated postretirement obligation. Accordingly in the second quarter 2004, the Company remeasured its postretirement obligation as of January 1, 2004 factoring in this expected benefit from Medicare. The remeasurement resulted in a reduction of the Company’s accumulated postretirement benefit obligation by $24 million and reduced its expected annual 2004 postretirement expense by $3.6 million (a reduction of service cost by $1.2 million, interest cost by $1.5 million and recognized actuarial loss by $0.9 million) of which $1.8 million was recorded in the second quarter of 2004.

11. Comprehensive Income

Comprehensive income was computed as follows:

	Quarters Ended June 30		Six Months Ended June 30
(in thousands)	2004	2003	2004	2003
Net income	$34,041	$30,838	$51,857	$97,770
Add: change in Cumulative translation adjustment	708	1,994	328	1,702
Adjustment for realized loss (gain) on hedging included in net income	106	(1,053)	(127)	(1,599)
Unrealized (loss) gain on hedging	(457)	1,802	(188)	2,327
Unrealized (loss) gain on investments	(1,468)	801	(587)	999

Comprehensive income	$32,930	$34,382	$51,283	$101,199

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

The community newspapers segment publishes general-interest news in 15 daily newspapers, 12 Sunday papers and more than 30 weeklies and shoppers in nine states in the U.S.

	Quarters Ended June 30		Six Months Ended June 30
(in thousands)	2004	2003	2004	2003
Revenues:
Print publishing	$253,761	$234,285	$491,336	$448,709
Electronic publishing	96,214	80,012	182,583	159,199
Community newspapers:
Comparable operations	81,118	76,256	149,531	140,875
Newly-acquired operations	6,697	3,033	15,961	3,033

Consolidated revenues	$437,790	$393,586	$839,411	$751,816

Income before income taxes and minority interests:
Print publishing	$17,289	$5,578	$21,913	$893
Electronic publishing	22,947	16,083	41,460	32,914
Community newspapers:
Comparable operations	23,340	20,643	38,335	33,224
Newly-acquired operations	1,821	857	3,798	857
Corporate	(9,107)	(8,345)	(18,218)	(15,493)

Segment operating income	56,290	34,816	87,288	52,395
Restructuring charges and September 11 related items, net		18,408	2,761	18,408

Consolidated operating income	56,290	53,224	90,049	70,803
Equity in earnings of associated companies	2,139	2,171	1,399	322
Gain on resolution of Telerate sale loss contingency				59,821
Gain on disposition of investment	3,260		3,260
Contract guarantee	(1,819)	(2,459)	(3,804)	(5,069)
Other income/(deductions), net	(1,134)	(354)	(2,457)	(294)

Income before income taxes and minority interests	$58,736	$52,582	$88,447	$125,583

Depreciation and amortization (D&A):
Print publishing	$16,866	$17,708	$34,542	$35,388
Electronic publishing	6,950	6,788	13,610	13,578
Community newspapers:
Comparable operations	2,548	3,034	5,032	5,792
Newly-acquired operations	291	75	786	75
Corporate	43	131	83	260

Consolidated D&A	$26,698	$27,736	$54,053	$55,093

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Dow Jones & Company is a global provider of business and financial news and information through newspapers, newswires, magazines, the Internet, indexes, television and radio. In addition, the Company owns general-interest community newspapers throughout the U.S. Approximately 60% of the Company’s revenues are derived from the print publishing segment, which is largely comprised of the global editions of The Wall Street Journal. The Company’s overall financial results are largely dependent on the operating performance of The Wall Street Journal, which, to a significant extent, is dependent upon business-to-business (B2B) advertising placed in its publications, particularly from the financial and technology sectors. The remaining 40% of total revenues are split almost equally between our general-interest community newspapers segment and our electronic publishing segment, which includes newswires, WSJ Online, indexes and other electronic operations.

In the second quarter, our three business segments posted strong gains in revenue, earnings and margins. This marks the fourth consecutive quarter of such gains. In addition, advertising volume (or linage) at The Wall Street Journal increased modestly in the second quarter as it had done for the previous three consecutive quarters. Over the past four quarters, total U.S. Journal linage was up 6.2%, total Company revenues were up 9% and operating income was up 48%. While we are pleased with this progress, our print publishing ad volumes - and thus our overall earnings - are being constrained by the cyclically soft B2B ad environment. Ad volume is well below what we consider normal levels as we are not seeing consistent gains across all of our major ad categories.

We expect this trend will continue into the third quarter, as advertising linage gains across most of our ad categories are expected to be offset by weak technology and travel advertising, yielding an overall linage increase in the low single digits for the quarter. Together with strong gains across other business units and segments, we expect this level of ad linage to yield an approximate 8% increase in total revenue in the third quarter. We will continue to maintain our focus on cost control such that operating expenses are expected to be up 6% in the quarter, with four percentage points of the increase due to the operating expenses of businesses acquired in the past 12 months.

In 2002, the Company began executing its Business Now strategic plan aimed at accelerating growth and modestly reducing cyclicality by improving operational execution and enhancing existing products and creating new ones to reach new customers, markets and channels. The cornerstone of Business Now is Today’s Journal, a package of content, organization and design changes to The Wall Street Journal that also included a new Personal Journal section. Launched in April 2002, Today’s Journal also increased total page capacity by 20% and tripled color page capacity to 24 pages a day. Today’s Journal has garnered strong reader and advertiser response. The expanded color advertising capacity, which sells at a 27% premium to black and white advertising, drove a 22% increase in color advertising pages in the quarter, to approximately 8 pages per day. Since the launch of this new color capacity in January 2002, color pages have nearly doubled. Today’s Journal and Personal Journal are also helping expand consumer advertising categories to reduce, over time, our reliance on financial and technology advertising. Advertising revenue in our targeted consumer categories of auto, travel, health care and luxury goods was up 21% in the second quarter and is up about 24% since the beginning of 2002.

We are also using Today’s Journal to successfully pursue other Business Now initiatives aimed at improving the effectiveness of our advertising sales and circulation efforts. Success in ad sales is evident over the past 12 months as we have increased our market share. In circulation, we have a new senior management team driving improved results in acquisition, retention and conversion rates as well as implementing new programs to increase circulation revenue and profitability.

The Company’s electronic publishing segment continued to implement Business Now initiatives to improve its products, profits and margins as well as reduce overall Company cyclicality by expanding our non-advertising dependent businesses. On March 19, 2004, the Company acquired Alternative Investor Group for $85 million. Alternative Investor has been integrated with our newsletters division and the recently acquired Technologic Partners business. This newly formed business provides newsletters, databases and conferences primarily to the venture capital and private-equity markets. On April 2, 2004, the Company acquired VWD, a German newswires business, for a net acquisition price of $5.4 million, expanding on Dow Jones Newswires’ local language newswire businesses. Both of these businesses will be operated as part of Dow Jones Newswires within our electronic publishing segment.

Finally, we continue to improve the quality of our products and services. During the first half of the year, we have won numerous awards. These include two Pulitzer prizes and a number of Loeb awards for the Journal, for the second year in a row, Dow Jones Newswires was named Inside Market Data’s News Provider of the Year and won its first ever Codie and the Online Journal won two Codie awards.

Consolidated Results of Operations

Second Quarter 2004 Compared To Second Quarter 2003 - Consolidated

(in thousands, except per share amounts)	2004	2003	% Increase/ (Decrease)
Revenues
Advertising	$255,836	$223,328	14.6%
Information services	81,518	71,060	14.7
Circulation and other	100,436	99,198	1.2

Total revenues	437,790	393,586	11.2

Operating expenses	381,500	340,362	12.1

Operating income	56,290	53,224	5.8

Non-operating income (losses)	2,446	(642)	—
Net income	$34,041	$30,838	10.4

Earnings per share:
Basic	$.42	$.38	10.5
Diluted	.41	.38	7.9

Net Income

Net income in the second quarter of 2004 was $34.0 million, or $.41 per diluted share, compared with second quarter 2003 earnings of $30.8 million, or $.38 per share (all “per share” amounts included herein are based on reported net income and use diluted weighted-average shares outstanding). Earnings per share in 2004 included certain items affecting comparisons that had no effect on earnings per share, while earnings per share in 2003 included certain items affecting comparisons that netted to a gain of $.11 per share. These items are detailed further beginning on page 25.

Revenues

Second quarter revenues increased $44.2 million, or 11%, to $437.8 million. On a “same property” basis, meaning excluding properties divested or acquired in the past 12 months, total revenue was up 7.6%. Advertising revenue, on a same property basis, increased 13%, primarily reflecting rate and volume gains at the U.S. Journal. Information services revenues, on a same property basis, increased 3.6%, reflecting revenue growth at Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Circulation and other revenue, on a same property basis, decreased 1.4%, resulting in part from lower circulation units at the Journal.

Operating Expenses

Operating expenses in the second quarter of 2004 increased $41.1 million, or 12%, to $381.5 million. Almost half of this increase is due to the fact that 2003 expenses were net of an $18.4 million gain on the settlement of a business interruption insurance claim. The remaining 6% increase in expenses reflected incremental costs from newly-acquired properties (comprising about three percentage points of the increase), higher employee compensation and unfavorable foreign currency translation (about one percentage point of the increase). Newsprint expense, on a same property basis, increased 4.3%, as a result of a 7.9% increase in newsprint prices and a 3.3% decrease in consumption. The number of full-time employees at the end of June 30, 2004, was about 7,100, up 1.8% from 2003, primarily the result of recent acquisitions. Excluding these acquisitions, the number of full-time employees was down 1.6%.

Operating Income

Operating income for the quarter was $56.3 million (12.9% of revenues), up $3.1 million, or 5.8%, from 2003 operating income of $53.2 million (13.5% of revenues). A 62% increase in operating income from our business segments was partially offset by the unfavorable comparison with the $18.4 million insurance gain in 2003.

Non-operating (Losses)/Income

Non-operating income totaled $2.4 million in the second quarter of 2004 compared with losses of $0.6 million a year before. The improvement resulted from a $3.3 million pretax gain on disposition of an investment in the second quarter of 2004.

Six Months Ended June 30, 2004 Compared To Six Months ended June 30, 2003 - Consolidated

(in thousands, except per share amounts)	2004	2003	% Increase/ (Decrease)
Revenues
Advertising	$482,535	$413,836	16.6%
Information services	157,345	142,916	10.1
Circulation and other	199,531	195,064	2.3

Total revenues	839,411	751,816	11.7

Operating expenses	749,362	681,013	10.0

Operating income	90,049	70,803	27.2

Non-operating (losses) income	(1,602)	54,780	—

Net income	$51,857	$97,770	(47.0)

Earnings per share:
Basic	$.63	$1.20	(47.5)
Diluted	.63	1.19	(47.1)

Net Income

Net income for the first half of 2004 was $51.9 million, or $.63 per diluted share, compared with 2003 earnings of $97.8 million, or $1.19 per share (all “per share” amounts included herein are based on reported net income and use diluted weighted-average shares outstanding). Earnings per share in 2004 included certain items affecting comparisons that had no effect on earnings per share, while 2003 included certain items affecting comparisons that netted to a gain of $.80 per share. These items are detailed further beginning on page 25.

Revenues

Revenues for the first six months of 2004 increased $87.6 million, or 12%, to $839.4 million. On a “same property” basis, meaning excluding properties divested or acquired in the past 12 months, total revenue was up 8.3%. Advertising revenue, on a same property basis, increased 14%, primarily reflecting rate and volume gains at the U.S. Journal. Information services revenues, on a same property basis, increased 4%, reflecting organic growth at Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Circulation and other revenue, on a same property basis, decreased slightly.

Operating Expenses

Six-month 2004 operating expenses increased $68.3 million, or 10%, to $749.4 million, primarily reflecting the insurance gain in 2003 (comprising about three percentage points of the increase), incremental costs from newly-acquired properties (three percentage points), increases in employee compensation, newsprint usage and prices (about one percentage point), foreign currency translation (about one percentage point of the increase). Newsprint expense, on a same property basis, increased 9.9%, as a result of an 8.5% increase in newsprint prices and a 1.3% increase in consumption.

Operating Income

Operating income for the first half of 2004 was $90 million (10.7% of revenues), up $19.2 million, or 27%, from 2003 operating income of $70.8 million (9.4% of revenues). The increase in operating income reflected 67% growth in operating income at our business segments, partially offset by the unfavorable comparison to the insurance gain in 2003.

Non-operating (Losses)/Income

Non-operating losses totaled $1.6 million in the first six months of 2004 compared with income of $54.8 million a year before. The first quarter of 2003 included a non-cash, non-operating gain of $59.8 million related to the resolution of a loss contingency related to the sale of a former subsidiary. The second quarter of 2004 included a gain on disposition of an investment. Please see page 26 for additional information on these items.

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

Second Quarter 2004 Compared To Second Quarter 2003 – Print Publishing

(in thousands)	2004	2003	%Increase/ (Decrease)
Revenues
U.S. Publications:
Advertising	$165,535	$147,098	12.5%
Circulation and other	66,104	67,322	(1.8)
International Publications:
Advertising	13,996	11,141	25.6
Circulation and other	8,126	8,724	(6.9)

Total revenues	253,761	234,285	8.3

Expenses	236,472	228,707	3.4

Operating income	$17,289	$5,578	—

Operating margin	6.8%	2.4%

Included in expenses:
Depreciation and amortization	$16,866	$17,708	(4.8)

	Quarters ended June 30
	2004	2003
Statistical information:
Advertising volume increase/(decrease)

The Wall Street Journal linage
General	15.2%	(15.4)%
Technology	(27.9)	(3.2)
Financial	5.3	(14.5)
Classified	10.5	11.1
Total linage	3.3	(7.9)

The Asian Wall Street Journal linage	5.0	(4.9)
The Wall Street Journal Europe linage	8.6	4.9
Barron’s pages	21.1	(22.9)

Revenues

Second quarter 2004 revenue increased $19.5 million, or 8.3%, to $253.8 million, primarily driven by an increase in advertising linage and rates for The Wall Street Journal as well as increased U.S. television advertising revenue from CNBC. International Print publication revenues increased $2.3 million, or 11%, to $22.1 million, primarily as a result of an increase in advertising volume at The Wall Street Journal Europe and The Asian Wall Street Journal.

U.S. advertising revenue increased $18.4 million, or 13%, to $165.5 million, reflecting a 3.3% increase in advertising linage at The Wall Street Journal. General advertising, which represented about 44% of total U.S. Wall Street Journal linage, increased 15.2% in the quarter, primarily reflecting increases in professional services, insurance, travel and healthcare offset somewhat by decreases in auto and office product advertising. Financial advertising, which accounted for 18% of total Journal linage, grew 5.3% in the quarter marking the third consecutive quarter of increased linage in one of our core advertising categories. Increases in wholesale financial advertising more than offset weakness in tombstone and retail financial advertising. Technology advertising, which represented 15% of total U.S. Journal linage, decreased 27.9% in the quarter reflecting continued softness in B2B technology advertising. Classified and other advertising linage, which represented about 23% of total U.S. Journal linage, increased 10.5%. Color advertising pages increased 22%, and color advertising revenue increased 32%.

Circulation and other revenue for the U.S. print publications decreased $1.2 million, or 1.8%, to $66.1 million. Average circulation for the second quarter of 2004 for The Wall Street Journal was 1,761,000 compared with circulation of 1,890,000 in the second quarter of 2003. The decline in average circulation in the quarter was largely due to the timing of bulk sale copies. We expect the Journal’s six-month average circulation as reported to the Audit Bureau of Circulation through September 2004 to be about 1.8 million, about even with the comparable 2003 period. Barron’s average circulation was 297,000 in the quarter, up from 295,000 in the second quarter 2003. International print circulation and other revenues decreased $0.6 million, or 6.9%, to $8.1 million, in part due to lower conference revenue. Combined average circulation for the International Journals was 180,000 in the second quarter of 2004 compared with 177,000 in the second quarter of 2003.

Expenses

Print publishing expenses in the quarter increased $7.8 million, or 3.4%, to $236.5 million, reflecting severance charges from a small reduction of its circulation distribution workforce, increased compensation including higher sales commissions, higher newsprint costs and unfavorable foreign currency exchange. Newsprint expense was up 3.5% as a result of an 8.4% increase in newsprint prices coupled with a 4.5% decrease in consumption.

Operating Income

Print publishing operating income was $17.3 million (6.8% of revenues) compared with income of $5.6 million (2.4% of revenues) in the second quarter of 2003, as increased profits at the U.S. Journal and U.S. television were somewhat offset by higher losses at the international editions due primarily to unfavorable foreign currency movements.

Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003 – Print Publishing

(in thousands)	2004	2003	%Increase/ (Decrease)
Revenues
U.S. Publications:
Advertising	$316,717	$276,955	14.4%
Circulation and other	132,057	133,712	(1.2)

International Publications:
Advertising	25,916	21,134	22.6
Circulation and other	16,646	16,908	(1.5)

Total revenues	491,336	448,709	9.5
Expenses	469,423	447,816	4.8

Operating income	$21,913	$893	—

Operating margin	4.5%	0.2%

Included in expenses:
Depreciation and amortization	$34,542	$35,388	(2.4)

	2004	2003
Statistical information:
Advertising volume increase/(decrease)

The Wall Street Journal linage
General	3.9%	(7.4)%
Technology	(16.3)	(15.7)
Financial	24.5	(26.9)
Classified	9.2	13.1
Total linage	4.7	(9.4)

The Asian Wall Street Journal linage	6.3	(0.3)
The Wall Street Journal Europe linage	10.9	12.6
Barron’s pages	21.5	(20.4)

Revenues

Print publishing revenues for the first six months of 2004 increased $42.6 million, or 9.5%, to $491.3 million, on strong growth in advertising revenue in the U.S. and overseas. U.S. advertising revenue increased $39.8 million, or 14%, to $316.7 million, reflecting an increase in advertising linage and rates at The Wall Street Journal as well as increased U.S. television revenue from CNBC. International Print publication revenues increased $4.5 million, or 12%, to $42.6 million, primarily as a result of higher advertising volume at The Wall Street Journal Europe and The Asian Wall Street Journal.

Circulation and other revenue for the U.S. print publications decreased $1.7 million, or 1.2%, to $132.1 million, reflecting lower circulation at the Journal. Circulation and other revenue for the International print publications decreased a modest $0.3 million, or 1.5%, to $16.6 million.

Expenses

Print publishing expenses in the first six months of 2004 increased $21.6 million, or 4.8%, to $469.4 million, as a result of employee compensation, severance related to a small workforce reduction, increased newsprint costs and higher costs as a result of unfavorable foreign exchange. Newsprint expense was up 10% as a result of an 8.5% increase in newsprint prices coupled with a 1.4% increase in consumption.

Operating Income

Print publishing’s operating income for the first half of 2004 was $21.9 million (4.5% of revenues) compared with income of $0.9 million (0.2% of revenues) in the first half of 2003, reflecting improved profits at the U.S. Journal and U.S. television, somewhat offset by increased losses at the international editions.

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

On April 2, 2004, the Company acquired the remaining interest in the news operations of Vereinigte Wirtschaftsdienste GmbH (“VWD”), a German newswires business. The acquired business consists of financial newswires and business newsletters, which have been combined into the Company’s Dow Jones Newswires business, under the brand name Dow Jones-VWD News. Dow Jones was a minority shareholder in VWD.

On March 19, 2004, the Company purchased Alternative Investor, a provider of newsletters, databases and industry conferences for the venture capital and private equity markets. On September 2, 2003, the Company purchased Technologic Partners, a closely-held publications and events firm, which has eight online newsletters and produces six conference events annually. Alternative Investor was integrated with our newsletters division and the recently acquired Technologic Partners business. This newly formed business within Dow Jones Newswires will provide newsletters, databases and conferences primarily to the venture capital and private-equity markets.

Second Quarter 2004 Compared To Second Quarter 2003 - Electronic Publishing

(in thousands)	2004	2003	% Increase/ (Decrease)
Revenues
Dow Jones Newswires:
North America	$48,945	$41,867	16.9%
International	14,616	10,640	37.4

Total Newswires	63,561	52,507	21.1
Consumer Electronic Publishing	19,893	17,582	13.1
Dow Jones Indexes/Ventures	12,760	9,923	28.6

Total revenues	96,214	80,012	20.2

Expenses	73,267	63,929	14.6

Operating income	$22,947	$16,083	42.7

Operating margin	23.8%	20.1%

Included in expenses:
Depreciation and amortization	$6,950	$6,788	2.4

	June 30 2004	June 30 2003
Statistical information:
Dow Jones Newswires terminals	291,000	297,000
WSJ.com subscribers	684,000	671,000

Revenues

Electronic publishing revenues for the second quarter of 2004 increased $16.2 million, or 20%, to $96.2 million, primarily the result of business acquisitions and strong revenue gains at Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Dow Jones Newswires revenue increased $11.1 million, or 21%, to $63.6 million, with increases in both North America and internationally. Excluding recent acquisitions, Dow Jones Newswires revenues were flat compared with last year. English-language terminals carrying Dow Jones Newswires at June 30, 2004, were 291,000 compared with 297,000 at June 30, 2003. North American terminals decreased by 14,000, while International terminals increased by 8,000.

Consumer Electronic Publishing revenue increased $2.3 million, or 13%, to $19.9 million on a 34% increase in advertising revenue coupled with a 5% increase in WSJ.com subscriber revenue, somewhat offset by an 13% decline in licensing revenue. At the end of June 2004, the number of WSJ.com subscribers increased 1.9% from a year earlier, to 684,000. Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes and reprints/permissions businesses, increased $2.8 million, or 29%, to $12.8 million.

Expenses

Electronic publishing expenses were up $9.3 million, or 15%, to $73.3 million, primarily resulting from incremental expenses from business acquisitions and an increase in employee compensation.

Operating Income

Electronic publishing’s operating income was $22.9 million (23.8% of revenues), an improvement of $6.9 million, or 43%, over second quarter 2003 operating income of $16.1 million (20.1% of revenues). The improvement was driven by increased profits at Consumer Electronic Publishing and Dow Jones Indexes as well incremental operating income from the newly acquired businesses.

Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003 – Electronic Publishing

(in thousands)	2004	2003	% Increase
Revenues
Dow Jones Newswires:
North America	$93,348	$85,232	9.5%
International	25,413	21,251	19.6

Total Newswires	118,761	106,483	11.5
Consumer Electronic Publishing	38,062	32,953	15.5
Dow Jones Indexes/Ventures	25,760	19,763	30.3

Total revenues	182,583	159,199	14.7
Expenses	141,123	126,285	11.7

Operating income	$41,460	$32,914	26.0

Operating margin	22.7%	20.7%

Included in expenses:
Depreciation and amortization	$13,610	$13,578	0.2

Revenues

Electronic publishing revenues for the first half of 2004 increased $23.4 million, or 15%, to $182.6 million as a result of incremental revenues from the newly-acquired Newswires businesses coupled with revenue increases at Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Excluding recent acquisitions, Newswires revenues were down slightly.

Consumer Electronic Publishing revenue increased $5.1 million, or 16%, to $38.1 million on a 34% increase in advertising revenue coupled with an 11% increase in WSJ.com subscriber revenue, somewhat offset by a 10% decline in licensing revenue. Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes and reprints/permissions businesses, increased $6 million, or 30%, to $25.8 million.

Expenses

Electronic publishing expenses for the first half of 2004 were up $14.8 million, or 12%, to $141.1 million as a result of incremental expenses from the recent acquisitions as well as an increase in employee compensation.

Operating Income

Electronic publishing operating income of $41.5 million (22.7% of revenues) was $8.5 million, or 26%, better than 2003 operating income of $32.9 million (20.7% of revenues). The improvement was driven by increased profits at Consumer Electronic Publishing and Dow Jones Indexes as well as incremental operating income from the newly acquired businesses.

Community Newspapers

Community newspapers includes the operations of Ottaway Newspapers, which publishes general-interest news in 15 daily newspapers and more than 30 weekly newspapers and “shoppers” in nine states in the U.S.

On May 5, 2003, the company acquired The Record of Stockton, California. The Record has daily paid circulation of 62,139 and Sunday circulation of 71,715.

Second Quarter 2004 Compared To Second Quarter 2003 - Community Newspapers

(in thousands)	2004	2003	% Increase/ (Decrease)
Revenues
Advertising
Comparable operations	$60,577	$55,884	8.4%
Newly-acquired operations	5,740	2,616	—

Total advertising	66,317	58,500	13.4
Circulation and other
Comparable operations	20,541	20,372	0.8
Newly-acquired operations	957	417	—

Total circulation and other	21,498	20,789	3.4

Total revenues	87,815	79,289	10.8

Expenses
Comparable operations	57,778	55,613	3.9
Newly-acquired operations	4,876	2,176	—

Total segment expenses	62,654	57,789	8.4

Operating income
Comparable operations	23,340	20,643	13.1
Newly-acquired operations	1,821	857	—

Total operating income	$25,161	$21,500	17.0

Operating margin
Comparable operations	28.8%	27.1%
Newly-acquired operations	27.2	28.3

	Quarters Ended June 30		% Increase / (Decrease)
	2004	2003
Included in expenses:
Depreciation and amortization
Comparable operations	$2,548	$3,034	(16.0)
Newly-acquired operations	291	75	—

	2004	2003
Statistical information:
Advertising volume increase/(decrease)*
Dailies	3.8%	(2.9)%
Non-Dailies	13.2	0.3
Overall	5.5	(2.4)

* Percentage excludes divested/newly-acquired operations.

Revenues

Community newspapers revenue was up $8.5 million, or 11%, to $87.8 million in the second quarter. On a “same property” basis, meaning excluding properties divested or acquired in the past 12 months, revenue increased $4.9 million, or 6.4%. Same property advertising revenue increased $4.7 million, or 8.4%, to $60.6 million, reflecting a 5.5% increase in ad linage plus increases in ad rates and preprint revenue. Same property circulation and other revenue increased $0.2 million, or 0.8%. Average daily circulation was about 377,000 in 2004 compared with 385,000 in 2003.

Expenses

Community newspapers expenses increased $4.9 million, or 8.4%, to $62.7 million, reflecting in part newly acquired properties. On a same property basis, operating expenses increased $2.2 million, or 3.9%, as a result of increases in compensation expense, newsprint and delivery costs. Newsprint expense, on a same property basis, increased 7.4% as a result of a 5.9% increase in newsprint prices coupled with an increase in consumption of 1.4%.

Operating Income

Operating income in the second quarter of 2004 was $25.2 million (28.7% of revenues) compared with income last year of $21.5 million (27.1% of revenues). On a same property basis, 2004 operating income of $23.3 million (28.8% of revenues) increased 13% from $20.6 million (27.1% of revenues) a year earlier.

Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003 – Community Newspapers

(in thousands)	2004	2003	% Increase/ (Decrease)
Revenues
Advertising
Comparable operations	$109,668	$101,575	8.0%
Newly-acquired operations	13,517	2,616	—

Total advertising	123,185	104,191	18.2
Circulation and other
Comparable operations	39,863	39,300	1.4
Newly-acquired operations	2,444	417	—

Total circulation and other	42,307	39,717	6.5
Total revenues	165,492	143,908	15.0

Expenses
Comparable operations	111,196	107,651	3.3
Newly-acquired operations	12,163	2,176	—

Total segment expenses	123,359	109,827	12.3

	Six Months Ended June 30		%Increase / (Decrease)
	2004	2003
Operating income
Comparable operations	38,335	33,224	15.4
Newly-acquired operations	3,798	857	—

Total operating income	$42,133	$34,081	23.6

Operating margin
Comparable operations	25.6%	23.6%
Newly-acquired operations	23.8	28.3
Included in expenses:
Depreciation and amortization
Comparable operations	$5,032	$5,792	(13.1)
Newly-acquired operations	786	75

	2004	2003
Statistical information:
Advertising volume increase/(decrease)*
Dailies	3.2%	(1.8)%
Non-Dailies	13.2	1.5
Overall	4.9	(1.3)

* Percentage excludes divested/newly-acquired operations.

Revenues

Community newspapers revenue for the first six months of 2004 was up $21.6 million, or 15%, to $165.5 million reflecting in part newly acquired properties. On a same property basis, revenue increased $8.7 million, or 6.1%. Same property advertising revenue increased $8.1 million, or 8%, to $109.7 million, reflecting an increase in ad linage, rates and preprint revenue. Same property circulation and other revenue increased 1.4%, to $39.9 million.

Expenses

Community newspaper expenses for the first half of 2004 increased $13.5 million, or 12%, to $123.4 million, reflecting newly acquired properties. On a same property basis, expenses increased $3.5 million, or 3.3%, as a result of increases in compensation expense, newsprint and delivery costs. Newsprint expense, on a same property basis, increased 9.2% as a result of an 8.3% increase in newsprint prices coupled with a slight increase in consumption of 0.8%.

Operating Income

Community newspapers’ operating income for the first half of 2004 was $42.1 million (25.5% of revenues) compared with 2003 operating income of $34.1 million (23.7% of revenues). On a same property basis, operating income for the first half of 2004 of $38.3 million (25.6% of revenues) increased 15% from $33.2 million (23.6% of revenues) in 2003.

Certain Items Affecting Comparisons

The following table summarizes certain items affecting comparisons for the quarters and six months ended June 30, 2004 and 2003:

	Quarters Ended June 30
	2004			2003
(in millions, except per share amounts)	Operating	Net	EPS	Operating	Net	EPS
Included in operating income:
Gain from business interruption insurance claim (a)				$18.4	$11.1	$.14
Included in non-operating income:
Contract guarantee (b)		$(1.8)	$(.02)		(2.5)	(.03)
Gain on disposition of investment (c)		1.8	.02

Total	—	—	—	$18.4	$8.6	$.11

	Six Months Ended June 30
	2004			2003
(in millions, except per share amounts)	Operating	Net	EPS	Operating	Net	EPS
Included in operating income:
Gain from business interruption insurance claim (a)				$18.4	$11.1	$.14
Reversal of lease obligation reserve – WFC (a)	$2.8	$1.7	$.02
Included in non-operating income:
Contract guarantee (b)		(3.8)	(.04)		(5.1)	(.06)
Gain on disposition of investment (c)		1.8	.02
Gain on resolution of Telerate sale loss contingencies (d)					59.8	.73

Total	$2.8	$(0.3)	—	$18.4	$65.8	$.80	*

*	Per share amounts for each item were calculated using the average shares outstanding during the quarter that the transaction occurred. Therefore, the total of the individual items does not add to the total earnings per share.

(a) Restructuring charges and September 11 related items, net:

Reversal of lease obligation reserve – World Financial Center (WFC):

In the fourth quarter 2001, the Company recorded a charge of $32.2 million as a result of its decision to permanently re-deploy certain personnel and abandon four of seven floors that were leased at its World Financial Center headquarters. This charge primarily reflected the Company’s rent obligation through 2005 on this vacated space.

In the first quarter 2004, the Company decided to extend the term of its lease for one of the floors that was previously abandoned. The Company will re-occupy this floor with personnel from another New York location, whose lease term was expiring. As a result, the Company reversed $2.8 million ($1.7 million, net of taxes, or $.02 per diluted share) of the remaining lease obligation reserve of the previously abandoned floor at WFC.

Gain from business interruption insurance claim

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

Earnings in 2004 and 2003 included charges related to the accretion of the discount on the reserve balance. These charges totaled $1.8 million and $2.5 million in the second quarters of 2004 and 2003, respectively. For the first six months of 2004 and 2003, charges related to the accretion of discount totaled $3.8 million and $5.1 million, respectively.

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

Due to the stage of the lawsuit at June 30, 2004, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced. Accordingly, the Company believes that the reserve continues to be appropriate.

While it is not possible to predict with certainty the ultimate outcome of this litigation, the Company believes the likelihood of a loss exceeding the amount reserved is remote; however, it is possible that such loss could be less than the amount reserved.

(c) Gain on disposition of investment:

On April 2, 2004, simultaneous with the Company’s acquisition of the remaining interest in the news operations of Vereinigte Wirtschaftsdienste GmbH (“VWD”), VWD sold its non-news assets to a third party, resulting in cash proceeds to Dow Jones of $6.7 million. Dow Jones was a minority shareholder in VWD.

As a result of this sale, the Company recorded an after-tax gain of $1.8 million, or $.02 cents per diluted share, in the second quarter of 2004. See Footnote 6 on page 7 of this Form 10-Q for additional information.

(d) Gain on resolution of Telerate sale loss contingencies:

In the first quarter of 2003, the Company recorded a gain of $59.8 million ($.73 per diluted share) on the resolution of certain loss contingencies resulting from the sale of its former Telerate subsidiary to Bridge Information Systems (Bridge). The reserve for loss contingencies was established as part of the loss on sale of Telerate in 1998 and related to various claims that arose out of the Stock Purchase Agreement, including a purchase price adjustment related to working capital, an indemnification undertaking and other actual and potential claims and counter-claims between the Company and Bridge. In February 2001, Bridge declared bankruptcy. In March 2003, these matters were resolved by the bankruptcy court, and the Company’s contingent liabilities were thereby extinguished.

Non-operating (Losses)/Income:

Interest Expense, Net of Investment Income

Interest expense, net was $0.6 million for the second quarter of 2004 and 2003. Interest expense, net for the first half of 2004 was $1.2 million compared with $0.9 million in the like 2003 period.

Commercial paper outstanding at June 30, 2004 was $214.7 million compared with $210.3 million at June 30, 2003 and $153.1 million at December 31, 2003. The increase in debt from December 31, 2003 was largely due to the $85 million Alternative Investor acquisition.

Equity in Earnings of Associated Companies

In the second quarter of 2004, the Company’s share of equity in earnings of associated companies was $2.1 million, which was relatively flat with equity earnings in 2003. For the first six months of 2004, the Company’s share of equity in earnings of associated companies was $1.4 million compared to earnings of $0.3 million in 2003 as increased profits at HB-Dow Jones SA, a part owner of a publishing company in the Czech Republic; F.F. Soucy, the Company’s Canadian newsprint venture; Factiva and Vedomosti, a joint venture that publishes a Russian business daily, were somewhat offset by increased losses at CNBC International.

Income Taxes

The following table presents the effective income tax rates, net of minority interests, for the quarters and six months ended June 30, 2004 and 2003:

	Quarters Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Effective income tax rate	42.3%	41.8%	42.0%	22.6%
Effective income tax rate, excluding items identified in table below	40.9%	39.9%	40.1%	40.0%

The effective tax rates were affected by certain capital loss/gain transactions, which are detailed below.

	Quarters Ended June 30
	2004			2003
(dollars in millions)	Income Taxes	Pretax Income	Effective Tax Rate	Income Taxes	Pretax Income	Effective Tax Rate
Reported (net of minority interests)	$25.0	$59.0	42.3%	$22.1	$53.0	41.8%

Adjusted to remove:
Cantor guarantee		(1.8)			(2.5)
Gain on disposition of investment	1.4	3.3

Adjusted	$23.6	$57.5	40.9%	$22.1	$55.5	39.9%

	Six Months Ended June 30
	2004			2003
(dollars in millions)	Income Taxes	Pretax Income	Effective Tax Rate	Income Taxes	Pretax Income	Effective Tax Rate
Reported (net of minority interests)	$37.5	$89.3	42.0%	$28.6	$126.4	22.6%

Adjusted to remove:
Cantor guarantee		(3.8)			(5.1)
Gain on disposition of investment	1.4	3.3
Gain on resolution of Telerate sale loss contingencies					59.8

Adjusted	$36.1	$89.8	40.1%	$28.6	$71.7	40.0%

Capital Loss Carryforward

As of June 30, 2004, the Company had a capital loss carryforward of about $438 million (a deferred tax asset of about $166.7 million for which a full valuation allowance has been provided). About $155 million of this carryforward is recognized for tax purposes and expires in 2006. The remaining $283 million of this carryforward, which primarily relates to the Cantor contract guarantee obligation, will be recognized for tax purposes only to the extent, if any, that the Company is required to make payment. If the Company is required to make any such payment, the resulting loss carryforward will be available for use five years from the year it is recognized.

The Company could not conclude that it was more likely than not it would realize any net tax savings from the capital loss carryforward prior to its expiration and believes a full valuation allowance reserve was appropriate at June 30, 2004.

Income Tax Contingencies

The Company must exercise judgment in assessing the likely outcome of contingencies including those related to tax matters. Provisions made in the financial statements represent management’s judgment of likelihood based on information available at the time. Judicial or governmental bodies largely determine the outcome of these matters. The ultimate resolution of these matters, either by determinations by these bodies or other means, could be materially different from that assumed by the Company in making its provisions and related disclosures. At the time that these contingencies are resolved by tax examination or the expiration of the statute of limitations, the Company adjusts its provisions accordingly.

Liquidity and Capital Resources

Cash Flow Summary

For the Six Months Ended June 30, 2004 and 2003 (in millions)	2004	2003
Net cash provided by operating activities	$100.7	$110.7
Net cash used in investing activities	(121.0)	(181.3)
Net cash provided by financing activities	21.9	64.0

Increase (decrease) in cash and cash equivalents	1.6	(6.6)

Cash and cash equivalents at beginning of year	23.5	39.3
Cash and cash equivalents at June 30	$25.1	$32.7

Cash provided by operating activities for the first six months of 2004 was $100.7 million, which was down $10 million from net cash provided by operations in the same period last year, primarily reflecting unfavorable changes in working capital.

Net cash used in investing activities was $121 million in the first six months of 2004, mainly reflecting the Newswires business acquisitions, and capital expenditures of $31 million. Net cash used in investing activities totaled $181.3 million in 2003, primarily reflecting the acquisition of The Stockton Record for $146 million and capital expenditures of $26 million.

Net cash provided by financing activities for the first six months of 2004 was $21.9 million, reflecting a net increase in debt of $62 million, mainly to finance the Alternative Investor acquisition, offset by the payment of $41 million in dividends to shareholders. Net cash provided by financing activities in the first six months of 2003 totaled $64 million reflecting an increase in debt of $117 million, primarily to fund the purchase of The Stockton Record offset by the payment of $41 million in dividends to shareholders and the repurchase of treasury stock for $21 million.

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

As of June 30, 2004, the balance of the reserve for the contract guarantee was $257.5 million. The Company has classified $191.8 million of this reserve as current based on the original due dates of the contract. Due to the stage of the lawsuit at June 30, 2004, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced. Accordingly, the Company believes the balance of the reserve continues to be appropriate.

The Company expects its cash from operations to be sufficient to meet its normal operating commitments, fund capital expenditures and pay dividends. If necessary, the Company’s liquidity requirements may be funded through the issuance of commercial paper, which is supported by a $440 million revolving credit agreement with several banks, which was renewed in June 2004. Under this agreement, the Company can borrow up to $140 million through June 24, 2006 and $300 million through June 24, 2009.

The Company has access to borrowings in the form of commercial paper, bank loans or long-term notes under a $300 million shelf registration statement filed with the Securities and Exchange Commission. As of June 30, 2004, the Company’s commercial paper balance was $214.7 million, which is classified as long-term because the Company has the intent and ability to refinance such debt on a long-term basis. The Company has temporarily suspended its share repurchase program to utilize excess cash flow to reduce its debt.

Credit Ratings

	Long Term	Short Term
Standard & Poor’s	A	A-1
Moody’s	Aa3	P-1
Fitch	A+	F1

Labor Negotiations

The Company and its largest union, IAPE, representing about one-quarter of total Company employees have reached a tentative agreement to succeed the agreement that expired in May 2003. The tentative agreement includes wage increases of 0% for 2003, 2.5% in 2004, 3.25% in 2005, and 3.5% in 2006. The tentative agreement also includes lump sum payments to eligible employees as well as benefit plan changes including employee contributions to medical premiums. The agreement is subject to a ratification vote by the IAPE membership, which is expected to occur in the third quarter 2004. This tentative agreement follows a previous tentative agreement reached between the union’s bargaining committee and the Company in November 2003, which had been rejected in January 2004 by the union membership.

Information Relating To Forward-Looking Statements

This document contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to: the cyclical nature of the Company’s business and the strong, negative impact of economic downturns on advertising revenues, particularly in the Company’s core advertising market—B2B advertising; the continuing softness and volatility in the B2B advertising market; the risk that inconsistent trends across major advertising categories, such as technology and finance, will continue; the risk that advertising levels will not return to the pre-boom, pre-bust levels that the Company considers normal levels; the Company’s ability to limit and manage expense growth, especially in light of its prior cost cutting and its planned growth initiatives; intense competition for ad revenues from other newspapers, national business magazines, television, trade publications, free and paid Internet sites and other new media; the Company’s ability to expand and diversify the Journal’s market segment focus beyond financial and technology; the challenge the Company’s Personal Journal will face in attracting and maintaining advertising revenues in new ad market segments, such as health care, automotive, telecom, and high-end consumer goods; the risk that the Company’s initiatives to attract more consumer advertising, and other diversified advertising, to the Journal will not succeed; the competition the Company will face in introducing new products and services from already existing newsletters, trade publications, research reports and services; the extent to which the recent enhancements to the Journal will attract a broader base of readers, subscribers, and advertisers; the Company’s ability to attract diverse advertisers to place color advertising in the Journal; the impact on the future circulation of the Journal and community newspapers that may be caused by the declining frequency of regular newspaper buying by young people; with respect to Newswires, the challenges the Company will face in promoting its NewsPlus enhancement and in launching the next stages of its “Newswire of the Future” initiative, in the face of competing resources for in-depth news analysis; with respect to Newswires and other subscription-based products and services, the negative impact of business consolidations and layoffs in the financial services industry on sales of the Company’s products and services; with respect to Newswires, the challenges the Company faces in striving to increase its international revenues given the competition from and subscribers’ desire for, local language news services; with respect to Newswires, risks concerning the financial viability and future of the

Moneyline Telerate business (including in light of unconfirmed reports regarding its acquisition), which is Newswires’ largest single customer and with which Newswires has entered into a bundling arrangement that is important to Newswires’ international revenues; with respect to Newswires, competition from other independent news service providers and the risk that distributors of Newswires’ products may decide to distribute only their own news services; with respect to the Company’s products and services aimed at the venture capital and private equity markets, the volatility of the venture capital and private equity markets and the extent to which these markets begin to grow, following their contraction in recent years; the Company’s ability to successfully integrate its new Financial Information Services business, which includes distinct newsletters, database and events businesses, into the Company’s Newswires business unit, and to achieve production and operational efficiencies in doing so; the competition from other news and information companies for products aimed at the venture capital or private equity markets; the volatility of the events business which is impacted by growth and contraction in the venture capital and private equity markets and by external factors that impact willingness to travel, such as war and other geopolitical events; the Company’s ability to find strategic and financially attractive core-business acquisition opportunities and to integrate those businesses; the Company’s ability to leverage its brands to develop new business opportunities and to generate advertising and other revenues from these products; the Company’s ability to achieve strategic alliances and to improve the growth and profitability of existing strategic alliances; with respect to the Company’s community newspapers business, its ability to maintain or grow margins and to strengthen its portfolio of newspaper properties, particularly given the difficulty of finding quality newspaper properties to acquire; the Company’s ability to increase its circulation and advertising revenues from its international print publications and to further penetrate overseas markets through print and television products, given the competition from local language publications and television networks and other international publications and television ventures; the ability of WSJ.com to continue to increase revenues through building subscriber and advertiser numbers; the amount of user traffic on the Company’s Internet sites and the pricing of advertising on Internet sites generally; the extent to which the Company is required to perform under the guarantee to Cantor Fitzgerald Securities and Market Data Corporation, and other uncertainties relating to liability under this guarantee; potential increased regulation of online businesses; adverse developments relating to the Company’s commitments, contingencies and equity investments; adverse developments relating to changes in tax law or rates; risks related to the potential or actual insolvency or bankruptcy of any of the Company’s suppliers, service providers or business partners, including providers of software and software maintenance; the uncertainty of the labor union’s ratification vote on the tentative agreement reached on the collective bargaining agreement; the Company’s ability to negotiate collective bargaining agreements with its labor unions without work interruptions and on reasonable terms; the Company’s ability to attract and retain qualified personnel, particularly if the labor market tightens; cost of newsprint; and such other risk factors as may have been or may be included from time to time in the Company’s reports filed with the Securities and Exchange Commission and posted in the Investor Relations section of the Company’s website (www.dowjones.com)

Item 3: Quantitative And Qualitative Disclosures about Market Risk

In December 2003, the Company entered into foreign currency forward exchange contracts to exchange U.S. dollars for the following foreign currencies:

	2003
(in millions)	Foreign Currency	U.S. Dollar
British Pound	14.5	$25.4
Euro	24.4	30.4
Australian Dollar	1.3	1.0

These contracts, which expire ratably over 2004, are designated as cash flow hedges of anticipated operating expenses that are denominated in these foreign currencies. Revenues of the Company are largely collected in U.S. dollars. These contracts are entered into to protect against the risk that operating expenses will be adversely affected by devaluation in the U.S. dollar relative to these currencies. Realized gains or losses on foreign currency forward contracts are recognized currently through income and generally offset the transaction losses or gains on the foreign currency cash flows which they are intended to hedge. In the second quarter 2004, the Company closed out the forward contracts that were intended to buy Australian dollars in the last half of 2004. The resulting loss was insignificant.

The Company also enters into foreign currency forward exchange contracts to limit the cash flow and earnings volatility that results from remeasuring certain foreign currency payables at prevailing exchange rates. The unrealized gains or losses of these forward contracts are recognized in Other, net in the income statement. The forward contract acts as an economic hedge by increasing in value when the underlying foreign currency payable decreases in value and conversely decreases in value when the underlying foreign currency payable increases. As of June 30, 2004, the Company had forward currency exchange contracts outstanding to exchange 7.8 million British Pounds for $14.1 million, which are due to expire in the third quarter of 2004.

The Company’s commercial paper outstanding of $214.7 million at June 30, 2004 is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates. At June 30, 2004, interest rates outstanding ranged from 1.0% to 1.4%, with a weighted-average of 1.1%.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In 1998 the Company’s board of directors authorized the repurchase of $800 million of the Company’s common stock and in September 2000 authorized the repurchase of an additional $500 million of the Company’s common stock. As of June 30, 2004, approximately $326.4 million remained under board authorization for share repurchases. The Company has not repurchased any shares of its common stock since the first quarter of 2003.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Document
10.1	Tenth Amendment to the lease between the Company and World Financial Center, dated June 8, 2004 and the Subordination, Non-Disturbance and Attornment Agreement related thereto

10.2	Third Amendment, dated as of June 21, 2004, to the 5-Year Credit Agreement dated as of June 25, 2001

10.3	5-Year Credit Agreement, dated June 21, 2004

31.1	Certifications by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K - The following reports were filed on Form 8-K in the second quarter of 2004.

Form 8-K, dated April 13, 2004, Dow Jones & Company First Quarter 2004 Earnings Release

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOW JONES & COMPANY, INC.
(Registrant)

Dated: August 3, 2004	By:	/s/ Robert Perrine
Robert Perrine
Chief Accounting Officer and Controller