Form 10-Q
period 2004-09-30
DOW JONES & CO INC
filed 2004-11-03
CIK 29924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of each of the issuer’s classes of common stock on September 30, 2004: 61,314,772 shares of Common Stock and 20,627,540 shares of Class B Common Stock.

DOW JONES & COMPANY, INC.

I. FINANCIAL INFORMATION

Item 1: Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Dow Jones and Company, Inc.

For the quarters and nine months ended September 30, 2004 and 2003

(unaudited)

	Quarters Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2004	2003	2004	2003
Revenues:
Advertising	$212,148	$208,897	$694,683	$622,733
Information services	84,906	71,278	242,251	214,194
Circulation and other	97,838	95,771	297,369	290,835

Total revenues	394,892	375,946	1,234,303	1,127,762

Expenses:
News, production and technology	134,056	122,487	386,665	357,862
Selling, administrative and general	140,012	137,143	434,026	400,938
Newsprint	28,382	26,438	84,960	76,971
Print delivery costs	46,416	46,904	141,285	141,529
Depreciation and amortization	25,598	26,158	79,651	81,251
Restructuring charges and September 11 related items, net			(2,761)	(18,408)

Operating expenses	374,464	359,130	1,123,826	1,040,143

Operating income	20,428	16,816	110,477	87,619

Other income (deductions):
Investment income	76	7,258	332	7,511
Interest expense	(964)	(664)	(2,412)	(1,862)
Equity in (losses) earnings of associated companies	(13)	(16)	1,386	306
Gain on disposition of investment			3,260
Gain on resolution of Telerate sale loss contingencies				59,821
Contract guarantee	(1,651)	(2,306)	(5,455)	(7,375)
Other, net	759	1,258	(506)	1,909

Income before income taxes and minority interests	18,635	22,346	107,082	147,929
Income taxes	7,209	(5,779)	44,694	22,841

Income before minority interests	11,426	28,125	62,388	125,088
Minority interests in losses of subsidiaries	641	452	1,536	1,259

Net income	$12,067	$28,577	$63,924	$126,347

Per Share:
Net income per share:
- Basic	$.15	$.35	$.78	$1.55
- Diluted	.15	.35	.78	1.54
Cash dividends declared	.25		1.00	.75

Weighted-average shares outstanding:
- Basic	81,918	81,507	81,825	81,568
- Diluted	82,295	81,865	82,239	81,864

Comprehensive income	$11,871	$28,903	$63,154	$130,102

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dow Jones & Company, Inc.

For the nine months ended September 30, 2004 and 2003

(unaudited)

	Nine Months Ended September 30
(in thousands)	2004	2003
Operating Activities:
Net income	$63,924	$126,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,126	79,975
Amortization of intangibles	3,525	1,276
Equity in earnings of associated companies, net of distributions	8,015	7,897
Minority interests in losses of subsidiaries	(1,536)	(1,259)
Gain on resolution of Telerate sale loss contingencies		(59,821)
Contract guarantee	5,455	7,375
Gain on sale of investment	(3,260)
Changes in assets and liabilities:
Accounts receivable - trade	(1,541)	(1,576)
Other assets	(12,435)	(2,111)
Accounts payable and accrued liabilities	(15,859)	(9,852)
Income taxes	23,322	(6,952)
Deferred taxes	(2,919)	5,877
Unearned revenue	(6,238)	(4,315)
Deferred compensation and other noncurrent liabilities	10,290	3,638
Other, net	28	(1,860)

Net cash provided by operating activities	146,897	144,639

Investing Activities:
Additions to property, plant and equipment	(45,250)	(37,181)
Funding of equity investees	(20,770)	(15,521)
Advances from equity investees	10,570	1,687
Proceeds from disposition of investment	6,514
Proceeds from property damage insurance claim		1,271
Businesses acquired, net of cash received	(93,200)	(149,135)
Other, net	3,762	5,630

Net cash used in investing activities	(138,374)	(193,249)

Financing Activities:
Cash dividends	(61,347)	(61,181)
Borrowings under long-term debt	105,313	117,317
Repayments of long-term debt	(61,870)	(16,690)
Purchases of treasury stock		(21,135)
Change in book overdraft	(1,437)
Proceeds from sales under stock compensation plans	8,310	7,016
Contribution from minority partner		6,114

Net cash (used in) provided by financing activities	(11,031)	31,441

Decrease in cash and cash equivalents	(2,508)	(17,169)
Cash and cash equivalents at beginning of year	23,514	39,346

Cash and cash equivalents at September 30	$21,006	$22,177

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS

Dow Jones & Company, Inc.

(unaudited)

(dollars in thousands)	September 30 2004	December 31 2003
Assets:
Current Assets:
Cash and cash equivalents	$21,006	$23,514
Accounts receivable – trade, net	160,596	157,750
Accounts receivable – other	27,569	17,522
Newsprint inventory	12,047	12,315
Prepaid expenses	18,117	20,055
Deferred income taxes	14,290	14,723

Total current assets	253,625	245,879

Investments in associated companies, at equity	83,786	89,230

Other investments	13,969	14,558

Plant, property and equipment, at cost	1,763,076	1,731,874
Less, accumulated depreciation	1,110,016	1,042,590

Plant, property and equipment, net	653,060	689,284

Goodwill	242,259	153,320

Other intangible assets	86,974	70,124

Deferred income taxes	15,786	17,394

Other assets	30,100	24,365

Total assets	$1,379,559	$1,304,154

Liabilities:
Current Liabilities:
Accounts payable - trade	$53,669	$65,732
Accrued wages, salaries and commissions	63,170	63,240
Retirement plan contributions payable	19,483	24,224
Other payables	65,684	71,287
Dividend payable	20,486
Contract guarantee obligation	205,402	164,642
Income taxes	56,315	32,987
Unearned revenue	199,380	191,411

Total current liabilities	683,589	613,523

Long-term debt	196,553	153,110
Deferred compensation, principally postretirement benefit obligation	302,395	288,364
Contract guarantee obligation	53,779	89,083
Other noncurrent liabilities	18,079	23,834

Total liabilities	1,254,395	1,167,914

Minority interests in subsidiaries	3,310	6,579

Stockholders’ Equity:
Common stock	102,181	102,181
Additional paid-in capital	124,687	122,012
Retained earnings	803,824	821,733
Accumulated other comprehensive income, net of taxes	8,960	9,730

	1,039,652	1,055,656
Less, treasury stock, at cost	917,798	925,995

Total stockholders’ equity	121,854	129,661

Total liabilities and stockholders’ equity	$1,379,559	$1,304,154

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dow Jones & Company, Inc.

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the Company’s consolidated financial position as of September 30, 2004, and the consolidated results of operations for the three and nine month periods ended September 30, 2004 and 2003 and consolidated cash flows for the nine month periods then ended. In management’s opinion, all adjustments necessary for a fair presentation in accordance with generally accepted accounting principles are reflected in the financial statements presented. Reclassifications of certain amounts for prior years have been recorded to conform to the current year presentation.

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

During the first quarter of 2004, the Company decided to extend the term of its lease for one of the floors that was previously abandoned and re-occupy this floor with personnel from another of its New York locations, whose lease term was expiring. As a result, the Company reversed $2.8 million ($1.7 million, net of taxes, or $.02 per diluted share) of the remaining lease obligation reserve for the previously abandoned floor at the WFC.

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

Earnings in 2004 and 2003 included charges related to the accretion of the discount on the reserve balance. These charges totaled $1.7 million and $2.3 million in the third quarters of 2004 and 2003, respectively. For the first nine months of 2004 and 2003, charges related to the accretion of discount totaled $5.5 million and $7.4 million, respectively.

Bridge filed for bankruptcy in February 2001, but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC. The Company is now in litigation with Cantor and MDC with respect to their claims for amounts due under the contract guarantee. The Company has various substantial defenses to these claims and the litigation is proceeding. In January 2003, the trial court denied motions by each of the parties that their own claims for relief be granted and the competing claims be dismissed. Appeals from those decisions are not being pursued. Discovery is proceeding and is scheduled to continue through the end of 2004. Dispositive motions may be filed by any party early next year, and the trial is currently scheduled to begin in July 2005.

Due to the stage of the lawsuit at September 30, 2004, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced. Accordingly, the Company believes that the reserve continues to be appropriate.

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

5. Restructuring Reserves

The following table displays the activity and balances of the restructuring reserve account through September 30, 2004:

(in thousands)	December 31 2003 Reserve	Net Cash Payments	September 30 2004 Reserve
Employee severance	$3,298	$1,192	$2,106

As of September 30, 2004, the workforce reductions related to the Company’s restructuring were substantially complete. The remaining reserve relates primarily to continuing payments for employees that have been terminated.

6. Acquisitions and Dispositions

Acquisition of remaining interest in OsterDow Jones in 2004

On July 7, 2004, the Company acquired the remaining two-thirds interest in OsterDow Jones Commodity News for $1.6 million. The new operation, “Dow Jones Commodities Service,” will be part of Dow Jones Newswires. Based on preliminary estimates, the step acquisition resulted in a purchase price allocation to goodwill and other intangibles of $1.7 million and net liabilities of $0.1 million.

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

The acquisition was accounted for at fair value as a step acquisition in accordance with SFAS 141, “Business Combinations.” The acquisition resulted in a purchase price allocation of goodwill of $9.2 million, other intangibles of $1.7 million and net assets of $0.5 million. The other intangibles consist primarily of subscription contracts that will be amortized over their estimated useful life of 8 years. Substantially all of the acquired goodwill and intangible assets will be deductible for tax purposes.

On April 2, 2004, simultaneous with the Company’s acquisition of the remaining interest in the news operations of VWD, VWD sold its non-news assets to a third party, resulting in cash proceeds to Dow Jones of $6.7 million. As a result of this sale, the Company recorded an after-tax gain of $1.8 million, or $.02 cents per diluted share, in the second quarter of 2004. Following the transaction, the Company had no involvement in the continuing operations of the disposed business. The consideration was received at the time of the sale and a gain was recognized pursuant to the guidance in Staff Accounting Bulletin Topic 5E.

Acquisition of Alternative Investor in 2004

On March 19, 2004, the Company acquired Alternative Investor from Wicks Business Information for $85 million, plus net working capital. The $85 million purchase price could be increased by $5 million, payable in 2008, based on the performance of the acquired business. The acquisition was primarily funded by the issuance of debt under the Company’s commercial paper program.

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

Acquired other intangible assets consisted of the following:

(in thousands)	Acquired Intangibles	Weighted- Average Amortization Period
Subject to amortization:
Advertising accounts	$500	3 years
Subscription accounts	4,370	4 years
Conferences sponsor relationships	1,200	6 years
Database	5,113	6 years
Other	700	2 years

Total intangibles subject to amortization	11,883	5 years

Not subject to amortization:
Other, principally trade name	6,750

Total acquired intangibles	$18,633

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

7. Goodwill and Intangible Assets

Goodwill balances by reportable segment are as follows:

(in thousands)	September 30 2004	December 31 2003
Print publishing	$33,403	$33,403
Electronic publishing *	96,839	7,900
Community newspapers	112,017	112,017

Goodwill	$242,259	$153,320

*	The increase in goodwill resulted from the acquisition of Alternative Investor, VWD and OsterDow Jones. See Note 6 for more information on these acquisitions.

Other intangible assets were as follows:

	September 30, 2004			December 31, 2003
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Subscription accounts	$15,891	$3,929	$11,962	$10,249	$2,311	$7,938
Advertising accounts	13,448	1,819	11,629	12,948	827	12,121
Databases	5,113	520	4,593
Conferences sponsor relationships	1,200	112	1,088
Other	700	283	417

Total	36,352	6,663	29,689	23,197	3,138	20,059

Unamortizable intangibles	57,285		57,285	50,065		50,065

Total other intangibles	$93,637	$6,663	$86,974	$73,262	$3,138	$70,124

Amortization expense, based on intangibles subject to amortization held at September 30, 2004, is expected to be $1.4 million for the last quarter of 2004, $5.3 million in 2005, $4.7 million in 2006, $3.5 million in 2007 and $3.3 million in 2008 and $2.6 million in 2009.

8. Income Taxes

2004 Income tax matters

Income tax expense in the third quarter 2004 included a tax benefit of $1.5 million, or $.02 per diluted share, as a result of a favorable resolution of a federal tax matter during the quarter.

2003 Income tax matters

In the third quarter of 2003, the Internal Revenue Service (“IRS”) completed its audit of the Company’s tax returns for the 1995 through 1998 tax periods, which had been amended for additional tax refunds. In October 2003, the Company received notification that the Congressional Joint Committee on Taxation had approved these claims for tax refunds of approximately $24 million. The Company received these funds plus interest of approximately $6.7 million in the fourth quarter of 2003. Pursuant to the settlement of these claims, in the third quarter of 2003, the Company released $25 million of tax provisions no longer needed for loss contingencies and recorded interest income of $6.7 million ($4.0 million, net of taxes). The Company also recorded a provision of $9.5 million in the third quarter for loss contingencies relating to recent developments in certain other tax matters. The net effect of these items was an increase in net income of $19.5 million, or $.24 per share.

9. Other Guarantees and Contingencies

In addition to the litigation that is separately disclosed in Note 3 of this Form 10-Q, there are various libel actions, legal proceedings and other matters that have arisen in the ordinary course of business that represent possible contingencies of the Company and its subsidiaries. In the opinion of management, based on advice of legal counsel, the ultimate outcome to the Company and its subsidiaries as a result of these legal proceedings and other matters will not have a material effect on the Company’s financial statements. In addition, the Company has insurance coverage for many of these matters.

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

The Company enters into indemnification agreements in its ordinary course of business, typically with companies from which it is acquiring or to which it is selling businesses, partners in joint ventures, licensees and licensors, and service providers and contractors. Under these agreements the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, as a result of the Company’s activities or its breach of the agreement in question or in connection with any intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations generally survive termination of the underlying agreement, either for some set number of years or perpetually. In some cases, the maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The Company believes that the estimated fair value of these indemnity obligations is minimal and the Company has no liabilities recorded for these obligations as of September 30, 2004. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

The Company has guaranteed payment for office space occupied by certain of its joint ventures. The Company’s partners in these joint ventures have either directly guaranteed their share of any payments required under these guarantees or agreed to indemnify the Company for 50% of any payments the Company may be required to make under these guarantees. As of September 30, 2004, Dow Jones’ share of this obligation totals $7.5 million through 2010.

10. Dilution and Stock Compensation Plans

Basic and diluted earnings per share have been computed as follows:

	Quarters Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2004(2)	2003(3)	2004(2)	2003(3)
Net income	$12,067	$28,577	$63,924	$126,347

Weighted-average shares outstanding – basic	81,918	81,507	81,825	81,568
Effect of dilutive securities:
Stock options	71	104	142	80
Other, principally contingent stock rights	306	254	272	216

Weighted-average shares outstanding – diluted (1)	82,295	81,865	82,239	81,864

Basic earnings per share	$.15	$.35	$.78	$1.55
Diluted earnings per share	.15	.35	.78	1.54

(1)	The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the quarter.
(2)	For the quarter and nine months ended September 30, 2004, options to purchase 9.4 million shares at an average price of $53.94 and 8.2 million shares at an average price of $55.21, respectively, have been excluded from the diluted earnings per share calculation because the options’ exercise prices were greater than the average market price during the quarter and nine months and to include such securities would be antidilutive.

(3)	For the quarter and nine months ended September 30, 2003, options to purchase 8.6 million shares at an average price of $53.93 and 8.5 million shares at an average price of $54.09, respectively, have been excluded from the diluted earnings per share calculation because to include such securities would be antidilutive.

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

	Quarters Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$12,067	$28,577	$63,924	$126,347
Add: Stock-based compensation expense included in reported net income, net of taxes	1,604	1,134	5,261	3,375
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes	(4,819)	(5,424)	(15,132)	(15,815)

Adjusted net income	$8,852	$24,287	$54,053	$113,907

Basic earnings per share:
As reported	$.15	$.35	$.78	$1.55
Adjusted	.11	.30	.66	1.40
Diluted earnings per share:
As reported	$.15	$.35	$.78	$1.54
Adjusted	.11	.30	.66	1.39

The following table provides the estimated fair value under the Black-Scholes option-pricing model of each option granted in the first quarter of 2004 and 2003, and the significant weighted-average assumptions used in their determination.

	Fair Value	Risk-Free Interest Rate	Dividend Yield	Expected Life	Volatility
Stock Options
2004	$13.45	3.0%	1.7%	5.0 years	29.0%
2003	$10.38	3.0%	2.2%	5.0 years	28.0%

11. Pension and Other Postretirement Plans

The components of net periodic benefit costs were as follows:

	Pension Benefits
	Quarters Ended September 30		Nine Months Ended September 30
(in thousands)	2004	2003	2004	2003
Service cost	$1,331	$1,172	$3,955	$3,402
Interest cost	2,604	2,472	7,680	7,140
Expected return on plan assets	(3,280)	(2,420)	(9,840)	(7,260)
Amortization of prior service cost	181	182	533	642
Recognized actuarial loss	199	301	526	772

Total benefit cost	$1,035	$1,707	$2,854	$4,696

	Other Postretirement Benefits
	Quarters Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Service cost	$1,767	$1,852	$5,749	$5,558
Interest cost	3,132	3,183	9,604	9,548
Amortization of prior service cost	(417)	51	(1,055)	113
Recognized actuarial loss	187	22	674	104

Total benefit cost	$4,669	$5,108	$14,972	$15,323

12. Comprehensive Income

Comprehensive income was computed as follows:

	Quarters Ended September 30		Nine Months Ended September 30
(in thousands)	2004	2003	2004	2003
Net income	$12,067	$28,577	$63,924	$126,347
Add change in:
Cumulative translation adjustment	56	703	384	2,405
Adjustment for realized gain on hedging included in net income	(57)	(1,030)	(184)	(2,629)
Unrealized gain (loss) on hedging	90	(211)	(98)	2,116
Unrealized (loss) gain on investments	(285)	864	(872)	1,863

Comprehensive income	$11,871	$28,903	$63,154	$130,102

13. Subsequent Event

On October 27, 2004, the Company announced that The Far Eastern Economic Review, a Hong Kong based newsweekly, will change its format to a monthly periodical. This change will result in a workforce reduction of approximately 80 employees and accordingly the Company will record a restructuring charge in the fourth quarter of 2004 of approximately $3 million, or $.02 per share, primarily representing severance benefits.

14. Business Segments

The Company reports the results of its operations in three segments: print publishing, electronic publishing and community newspapers. In addition, the Company reports certain administrative activities under the corporate segment.

Print publishing, which is largely comprised of the global operations of The Wall Street Journal, produces business and financial content world-wide. This content is published primarily in the U.S., Europe, Asia and Latin America editions of The Wall Street Journal and on U.S. television through a licensing arrangement with CNBC. The Company manages the global Journal operations as one segment as their products comprise the global Journal brand, and there are significant interrelationships within the editions including global management, shared news flows and workforce and a global advertising customer base and pricing. U.S. television, which represents a licensing agreement with NBC to provide branding, news content and on-air expertise to CNBC, is a further extension of the Journal brand and the content it produces. The Company also includes the operations of Barron’s within print publishing instead of reporting them separately because of their relative immateriality to the Company’s results on a consolidated basis and because Barron’s shares services with and its operations are similar to the global Journal. The Company’s overall performance is largely dependent on the operating performance of the global Wall Street Journal (including its extended U.S. television brand and content).

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

	Quarters Ended September 30		Nine Months Ended September 30
(in thousands)	2004	2003	2004	2003
Revenues:
Print publishing	$209,604	$213,586	$700,940	$662,295
Electronic publishing	97,644	79,352	280,227	238,551
Community newspapers:
Comparable operations	87,644	83,008	237,175	223,883
Newly-acquired operations			15,961	3,033

Consolidated revenues	$394,892	$375,946	$1,234,303	$1,127,762

Income before income taxes and minority interests:
Print publishing	$(16,589)	$(11,491)	$5,324	$(10,598)
Electronic publishing	21,692	17,098	63,152	50,012
Community newspapers:
Comparable operations	23,491	21,766	61,826	55,078
Newly-acquired operations			3,798	769
Corporate	(8,166)	(10,557)	(26,384)	(26,050)

Segment operating income	20,428	16,816	107,716	69,211
Restructuring charges and September 11 related items, net			2,761	18,408

Consolidated operating income	20,428	16,816	110,477	87,619

(Losses) earnings in equity of associated companies	(13)	(16)	1,386	306
Gain on resolution of Telerate sale loss contingency				59,821
Gain on disposition of investment			3,260
Contract guarantee	(1,651)	(2,306)	(5,455)	(7,375)
Other income (deductions), net	(129)	7,852	(2,586)	7,558

Income before income taxes and minority interests	$18,635	$22,346	$107,082	$147,929

Depreciation and amortization (D&A):
Print publishing	$15,396	$16,312	$49,938	$51,700
Electronic publishing	7,294	6,543	20,904	20,121
Community newspapers:
Comparable operations	2,867	3,132	7,899	8,836
Newly-acquired operations			786	163
Corporate	41	171	124	431

Consolidated D&A	$25,598	$26,158	$79,651	$81,251

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

We began to see a modest recovery in the global B2B advertising environment beginning in the third quarter 2003. This carried into the first two quarters of 2004, where we posted a 27% increase in operating income on a 12% increase in total revenues and a 17% increase in advertising revenues. Ad revenues were driven by increased advertising volume, or linage, and higher advertising rates at The Wall Street Journal. This recovery stalled in the third quarter.

In the third quarter, advertising linage at The Wall Street Journal declined 6%, which resulted in a decline in profits and revenue at print publishing. Despite this decline, for the fifth consecutive quarter, we posted gains in revenue, operating profits and margins driven this quarter by our community newspapers and electronic publishing segments, continued companywide cost control efforts and improved advertising rates.

While visibility into the fourth quarter is limited as many ad buyers continue to make buying decisions very close to publication dates, we are projecting modest gains in the fourth quarter in financial, consumer and classified advertising. These gains however are expected to be offset by continued weakness in technology advertising, resulting in a slight decline in overall Journal ad linage. This linage decline at the U.S. Journal, coupled with lower ad volume overseas, is projected to be more than offset by gains at our other businesses, yielding a mid-single-digit percentage increase in total revenue for the fourth quarter. We will continue to maintain our focus on cost control such that operating expenses are expected to be up 5% in the quarter, with three percentage points of the increase due to the operating expenses of businesses acquired in the past 12 months.

In September 2004, we announced the September 2005 launch of the Weekend Edition of the Journal, which will be a key element of our 2005 to 2007 strategic plan. We expect the launch of the Weekend Edition will build off the success of our Weekend and Personal Journal sections in growing and diversifying our advertising customer base to more consumer-oriented advertisers and reduce our reliance over time on B2B financial and technology advertising. Revenue from the Weekend Edition will mainly come from consumer advertising. We have a uniquely influential and affluent audience that not only makes large B2B spending decisions but also spends heavily on personal consumption items. The Weekend Edition will enable advertisers to reach these readers in the right place at the right time – at home on the weekend – which is highly conducive to influencing their consumer spending decisions. While it is expected that this initiative will be modestly dilutive to earnings in 2005 and 2006, we believe that Weekend Edition will be a major driver of long-term growth in earnings.

We are nearing the end of our Business Now three year plan, which was launched in 2002 and aimed at accelerating growth and modestly reducing cyclicality by improving operational execution and enhancing existing products and creating new ones to reach new customers, markets and channels. The cornerstone of Business Now is Today’s Journal, a package of content, organization and design changes to The Wall Street Journal that also included a new Personal Journal section. Launched in April 2002, Today’s Journal also increased total page capacity by 20% and tripled color page capacity to 24 pages a day. Today’s Journal has produced strong reader and advertiser response. The expanded color advertising capacity, which sells at a 27% premium to black and white advertising, drove a 13% increase in color advertising pages in the quarter, to approximately 8 pages per day. Since the launch of this new color capacity in January 2002, color advertising pages have nearly doubled. Ad revenue in the Personal Journal section, which runs three days a week, is up 42% this year and advertising revenue in our targeted consumer categories of auto, travel, health care and luxury goods was up 12% in the third quarter and 27% over the plan period.

The Company’s electronic publishing segment continues to implement Business Now initiatives to improve its products, profits and margins as well as reduce overall Company cyclicality by expanding our non-advertising dependent businesses. On March 19, 2004, the Company acquired Alternative Investor Group for $85 million. Alternative Investor has been integrated with our newsletters division and the recently acquired Technologic Partners business. This newly formed business provides newsletters, databases and conferences primarily to the venture capital and private-equity markets. On April 2, 2004, the Company acquired VWD, a German newswires business, for a net acquisition price of $5.4 million, expanding on Dow Jones Newswires’ local language newswire businesses. Both of these businesses will be operated as part of Dow Jones Newswires within our electronic publishing segment.

Our Ottaway community newspapers segment serves relatively small, self-contained communities, outside the heavy competitive pressures of large metro papers and other media. Ottaway’s strong and stable cash flow over the years has helped us weather a particularly harsh B2B ad environment. As part of our Business Now three year plan to enhance our Ottaway property portfolio, we divested five low-growth papers in 2002, which provided after-tax proceeds of $235 million and utilized $190 million of capital loss carryforwards. The second phase of this plan is to acquire more strategic and financially attractive properties, which has included the acquisitions in 2003 of The Record of Stockton, California and smaller papers in late 2002. Ottaway’s relatively stable revenues and high operating margins of nearly 26% remain in the top third of the community newspaper peer group.

Finally, we continue to improve the quality and breadth of our products and services. Thus far in 2004, we have won a number of awards including two Pulitzer prizes and a number of Loeb awards for the Journal. For the second year in a row, Dow Jones Newswires was named Inside Market Data’s News Provider of the Year and won its first ever Codie award and the Online Journal won two Codie awards.

Consolidated Results of Operations

Third Quarter 2004 Compared To Third Quarter 2003 - Consolidated

(in thousands, except per share amounts)	2004	2003	% Increase/ (Decrease)
Revenues
Advertising	$212,148	$208,897	1.6%
Information services	84,906	71,278	19.1
Circulation and other	97,838	95,771	2.2

Total revenues	394,892	375,946	5.0

Operating expenses	374,464	359,130	4.3

Operating income	20,428	16,816	21.5

Non-operating (loss) income*	(1,152)	5,982	—

Income taxes	7,209	(5,779)	—

Net income	$12,067	$28,577	(57.8)

Earnings per share:
Basic	$.15	$.35	(57.1)
Diluted	.15	.35	(57.1)

*	Net of minority interests

Net Income

Net income in the third quarter of 2004 was $12.1 million, or $.15 per diluted share, compared with third quarter 2003 earnings of $28.6 million, or $.35 per share (all “per share” amounts included herein are based on reported net income and use diluted weighted-average shares outstanding). Earnings per share in 2004 included certain items affecting comparisons that had no net effect on earnings per share, while earnings per share in 2003 included certain items affecting comparisons that netted to a gain of $.21 per share. These items are detailed further beginning on page 25. Historically, advertising linage and revenue levels and therefore earnings are seasonally lowest in the third quarter of the year.

Revenues

Third quarter revenues increased $18.9 million, or 5%, to $394.9 million. On a “same property” basis, meaning excluding properties divested or acquired in the past 12 months, total revenue was up 2.1%. Advertising revenue was up 1.6% in total and, on a same property basis, increased 1.4% as increases in community newspaper and online Journal advertising were partially offset by a modest decline at the print editions of The Wall Street Journal.

Information services revenues were up 19% and, on a same property basis, increased 6.9% reflecting strong organic growth at Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Circulation and other revenue were up 2.2% and, on a same property basis, was relatively flat compared to 2003.

Operating Expenses

Operating expenses in the third quarter of 2004 increased $15.3 million, or 4.3%, to $374.5 million. About three percentage points of this increase was due to incremental costs from newly-acquired properties, with the remaining 1% due to higher newsprint and employee compensation expenses partially offset by lower administrative costs and depreciation expense. Employee compensation costs this quarter included a lump sum payment of approximately $3 million related to the settlement of our union contract. Newsprint expense increased 7.4%, as a result of a 4.3% increase in newsprint prices and a 2.9% increase in consumption. The number of full-time employees at September 30, 2004, was about 7,150, up 3% from 2003, primarily the result of recent acquisitions. Excluding these acquisitions, the number of full-time employees was down 1.1%.

Operating Income

Operating income for the quarter was $20.4 million (5.2% of revenues), up $3.6 million, or 21.5%, from 2003 operating income of $16.8 million (4.5% of revenues) driven by improvements at the electronic publishing and community newspapers segments and companywide cost control efforts.

Non-operating (Losses)/Income

Non-operating losses totaled $1.2 million in the third quarter of 2004 compared with income of $6.0 million in the third quarter 2003, which included special interest income of $6.7 million owed to the Company as a result of the approval of income tax refunds on its 1995 through 1998 federal tax returns.

Nine Months Ended September 30, 2004 Compared To Nine Months ended September 30, 2003 - Consolidated

(in thousands, except per share amounts)	2004	2003	% Increase/ (Decrease)
Revenues
Advertising	$694,683	$622,733	11.6%
Information services	242,251	214,194	13.1
Circulation and other	297,369	290,835	2.2

Total revenues	1,234,303	1,127,762	9.4
Operating expenses	1,123,826	1,040,143	8.0

Operating income	110,477	87,619	26.1
Non-operating (loss) income*	(1,859)	61,569	—
Income taxes	44,694	22,841	95.7

Net income	$63,924	$126,347	(49.4)

Earnings per share:
Basic	$.78	$1.55	(49.7)
Diluted	.78	1.54	(49.4)

*	Net of minority interests

Net Income

Net income for the first nine months of 2004 was $63.9 million, or $.78 per diluted share, compared with 2003 earnings of $126.3 million, or $1.54 per share (all “per share” amounts included herein are based on reported net income and use diluted weighted-average shares outstanding). Earnings per share in 2004 included certain items affecting comparisons that had no net effect on earnings per share, while 2003 included certain items affecting comparisons that netted to a gain of $1.02 per share. These items are detailed further beginning on page 25.

Revenues

Revenues for the first nine months of 2004 increased $106.5 million, or 9.4%, to $1.2 billion. On a “same property” basis, meaning excluding properties divested or acquired in the past 12 months, total revenue was up 6.2%. Advertising revenue was up 12% and, on a same property basis, increased 9.6%, primarily reflecting rate and volume gains at the U.S. Journal. Information services revenues were up 13% and, on a same property basis, increased 4.9%, reflecting continued growth at Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Circulation and other revenue were up 2.2% and, on a same property basis, decreased slightly.

Operating Expenses

Nine-month 2004 operating expenses increased $83.7 million, or 8%, to $1.1 billion. About two percentage points of the increase was due to the fact that 2003 expenses were net of an $18.4 million gain on the settlement of a business interruption insurance claim, while the remaining increase reflected incremental costs from newly-acquired properties (about three percentage points), increases in employee compensation, newsprint usage and prices, and foreign currency translation. Newsprint expense, on a same property basis, increased 9%, as a result of a 7% increase in newsprint prices and a 1.8% increase in consumption.

Operating Income

Operating income for the first nine months of 2004 was $110.5 million (9% of revenues), up $22.9 million, or 26%, from 2003 operating income of $87.6 million (7.8% of revenues). The increase in operating income reflected 56% growth in operating income at our business segments, partially offset by the unfavorable comparison to the insurance gain in 2003.

Non-operating (Losses)/Income

Non-operating losses totaled $1.9 million in the first nine months of 2004 compared with income of $61.6 million a year before. The first quarter of 2003 included a non-cash gain of $59.8 million related to the resolution of a loss contingency related to the sale of our former Telerate subsidiary and the third quarter of 2003 included $6.7 million of interest income related to an IRS tax refund, while the second quarter of 2004 included a $3.3 million gain on the disposition of an investment. Please see page 25 for additional information on these items.

Segment Data

The Company reports the results of its operations in three segments: print publishing, electronic publishing and community newspapers. In addition, the Company reports certain administrative costs under the corporate segment.

Print Publishing

Print publishing, which is largely comprised of the global editions of The Wall Street Journal, publishes business and financial content world-wide. This content is published primarily in the U.S., Europe, Asia and Latin America editions of The Wall Street Journal and on U.S. television through a licensing arrangement with CNBC. The Company manages the global Journal operations as one segment as their products comprise the global Journal brand, and there are significant interrelationships within the editions including global management, shared news flows and workforce and a global advertising customer base, sales force and pricing. U.S. television, which represents a licensing agreement with NBC to provide branding, news content and on-air expertise to CNBC, is a further extension of the Journal brand and content. U.S. television contributes a significantly higher operating margin than the publications within the segment since it largely represents incremental revenue for the global Journal content and branding. The Company also includes the operations of Barron’s within print publishing instead of reporting them separately because of their relative immateriality to the Company’s results on a consolidated basis and because Barron’s shares services with and its operations are similar to the global Journal.

As discussed earlier, the Company’s overall performance is largely dependent on the operating performance of the global Wall Street Journal (including its extended U.S. television brand and content).

Third Quarter 2004 Compared To Third Quarter 2003 – Print Publishing

(in thousands)	2004	2003	% Increase/ (Decrease)
Revenues
U.S. Publications:
Advertising	$128,213	$129,790	(1.2)%
Circulation and other	62,750	63,562	(1.3)

International Publications:
Advertising	10,159	12,138	(16.3)
Circulation and other	8,482	8,096	4.8

Total revenues	209,604	213,586	(1.9)
Expenses	226,193	225,077	0.5

Operating loss	$(16,589)	$(11,491)	44.4

Operating margin	(7.9)%	(5.4)%

Included in expenses:
Depreciation and amortization	$15,396	$16,312	(5.6)

Statistical information:
Advertising volume increase/(decrease)

The Wall Street Journal linage
General	1.7%	12.5%
Technology	(35.7)	12.0
Financial	(10.0)	(12.8)
Classified	11.0	10.5
Total linage	(6.0)	7.1

The Asian Wall Street Journal linage	(20.6)	29.0
The Wall Street Journal Europe linage	(19.4)	23.6
Barron’s pages	(5.1)	(8.9)

Revenues

Third quarter 2004 print publishing revenue decreased $4 million, or 1.9%, to $209.6 million, on lower advertising revenues at the U.S. and overseas editions of the Journal.

U.S. print publication revenue decreased $2.4 million, or 1.2%, to $191 million. U.S. print publication advertising revenue decreased $1.6 million, or 1.2%, to $128.2 million, reflecting a 6% decrease in advertising linage at The Wall Street Journal partially offset by higher ad yield (or revenue per page). General advertising, which represented about 44% of total U.S. Wall Street Journal linage, increased 1.7% in the quarter, reflecting strong increases in luxury and professional services advertising, partially offset by declines in travel, insurance, media and auto advertising. Financial advertising, which accounted for 15% of total Journal linage, decreased 10% in the quarter primarily the result of weakness in retail and tombstone advertising. Technology advertising, which represented 14% of total U.S. Journal linage, fell 35.7% in the quarter as sharp declines in computer software and communications advertising more than offset strong gains in B2B e-commerce and personal computer advertising. Classified and other advertising linage, which represented about 27% of total U.S. Journal linage, increased 11%. Color advertising pages increased 13%, and color premium revenue was up 33%.

Circulation and other revenue for the U.S. print publications decreased $0.8 million, or 1.3%, to $62.8 million. Average circulation for the third quarter of 2004 for The Wall Street Journal was 1,844,000 compared with circulation of 1,750,000 in the third quarter of 2003. Barron’s average circulation was 297,000 in the quarter, down from 323,000 in the third quarter 2003.

International Print publication advertising revenues decreased $2 million, or 16%, to $10.2 million, primarily as a result of decreases in advertising volume at The Asian Wall Street Journal and The Wall Street Journal Europe. International print circulation and other revenues increased $0.4 million, or 4.8%, to $8.5 million. Combined average circulation for the International Journals was 151,000 in third quarter of 2004 compared with 165,000 in the third quarter of 2003.

Expenses

Print publishing expenses in the quarter increased $1.1 million, or 0.5%, to $226.2 million, reflecting modestly higher employee compensation as well as higher newsprint costs mitigated by lower selling and depreciation costs. Newsprint expense was up 7% as a result of a 3.7% increase in newsprint prices coupled with a 3.1% increase in consumption.

Operating Loss

Print publishing operating loss was $16.6 million, compared with a loss of $11.5 million in the third quarter of 2003, primarily reflecting the advertising linage declines.

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003 – Print Publishing

(in thousands)	2004	2003	% Increase/ (Decrease)
Revenues
U.S. Publications:
Advertising	$444,930	$406,745	9.4%
Circulation and other	194,807	197,274	(1.3)

International Publications:
Advertising	36,075	33,272	8.4
Circulation and other	25,128	25,004	0.5

Total revenues	700,940	662,295	5.8

Expenses	695,616	672,893	3.4

Operating income (loss)	$5,324	$(10,598)	—

Operating margin	0.8%	(1.6)%

Included in expenses:
Depreciation and amortization	$49,938	$51,700	(3.4)

Statistical information:
Advertising volume increase (decrease)

The Wall Street Journal linage
General	3.2%	(1.8)%
Technology	(23.0)	(7.8)
Financial	13.9	(23.0)
Classified	9.8	12.3
Total linage	1.3	(4.7)

The Asian Wall Street Journal linage	(3.6)	8.7
The Wall Street Journal Europe linage	0.5	16.2
Barron’s pages	12.2	(16.7)

Revenues

Print publishing revenues for the first nine months of 2004 increased $38.6 million, or 5.8%, to $700.9 million, reflecting gains at the U.S. and overseas editions of the Journal.

U.S. print publication revenue increased $35.7 million, or 5.9%, to $639.7 million. U.S. print publication advertising revenue increased $38.2 million, or 9.4%, to $444.9 million, reflecting an increase in advertising linage and rates at The Wall Street Journal, and Barron’s as well as increased U.S. television revenue from CNBC. Circulation and other revenue for the U.S. print publications decreased $2.5 million, or 1.3%, to $194.8 million, reflecting lower circulation at the Journal and a drop in other revenue as a result of a decrease in commercial printing revenue.

International Print publication advertising revenues increased $2.8 million, or 8.4%, to $36.1 million, primarily as a result of higher advertising rates at The Wall Street Journal Europe and The Asian Wall Street Journal. Circulation and other revenue for the International print publications increased a modest $0.1 million, or 0.5%, to $25.1 million.

Expenses

Print publishing expenses in the first nine months of 2004 increased $22.7 million, or 3.4%, to $695.6 million, as a result of increased employee compensation, increased newsprint costs, and higher costs as a result of unfavorable foreign exchange. Newsprint expense was up 9% as a result of a 6.9% increase in newsprint prices coupled with a 2% increase in consumption.

Operating Income (Loss)

Print publishing’s operating income for the first nine months of 2004 was $5.3 million (0.8% of revenues) compared with a loss of $10.6 million in the same period in 2003, reflecting improved profits at the U.S. Journal and U.S. television, partially offset by increased losses at the international editions.

Electronic Publishing

Electronic publishing, whose products provide business and financial news and information to customers via electronic distribution and are expected to have similar long-term economic characteristics, includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites as well as the Company’s licensing/business development and radio/audio businesses. Revenues in the electronic publishing segment are mainly subscription-based.

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

Third Quarter 2004 Compared To Third Quarter 2003 - Electronic Publishing

(in thousands)	2004	2003	% Increase/ (Decrease)
Revenues
Dow Jones Newswires:
North America	$50,021	$42,739	17.0%
International	15,515	10,920	42.1

Total Newswires	65,536	53,659	22.1
Consumer Electronic Publishing	19,258	16,254	18.5
Dow Jones Indexes/Ventures	12,850	9,439	36.1

Total revenues	97,644	79,352	23.1

Expenses	75,952	62,254	22.0

Operating income	$21,692	$17,098	26.9

Operating margin	22.2%	21.5%

Included in expenses:
Depreciation and amortization	$7,294	$6,543	11.5

Statistical information:	September 30 2004	September 30 2003
Dow Jones Newswires terminals	297,000	289,000
WSJ.com subscribers	701,000	686,000

Revenues

Electronic publishing revenues for the third quarter of 2004 increased $18.3 million, or 23%, to $97.6 million, primarily as a result of business acquisitions at Dow Jones Newswires and revenue gains at Dow Jones Indexes/Ventures and Consumer Electronic Publishing.

Dow Jones Newswires revenue increased $11.9 million, or 22%, to $65.5 million, due to recent acquisitions and increases in both North America and internationally. Excluding recent acquisitions, Dow Jones Newswires revenues were up 1.5%. English-language terminals carrying Dow Jones Newswires at September 30, 2004, were 297,000 compared with 289,000 at September 30, 2003. North American terminals decreased by 1,000, while International terminals increased by 9,000. Consumer Electronic Publishing revenue increased $3 million, or 18.5%, to $19.3 million on a 25% increase in advertising revenue coupled with strong increases in licensing revenue and WSJ.com subscriber revenue. At the end of September 2004, the number of WSJ.com subscribers reached a record high of 701,000, an increase of 2.2% from a year earlier. Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes and reprints/permissions businesses, increased $3.4 million, or 36%, to $12.9 million primarily driven by a 40% increase in Indexes revenue.

Expenses

Electronic publishing expenses were up $13.7 million, or 22%, to $76 million, primarily resulting from incremental expenses from business acquisitions and an increase in employee compensation.

Operating Income

Electronic publishing’s operating income was $21.7 million (22.2% of revenues), an improvement of $4.6 million, or 27%, over third quarter 2003 operating income of $17.1 million (21.5% of revenues). The improvement was driven by increased profits and margins at Dow Jones Indexes/Ventures and profits at Consumer Electronic Publishing.

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003 – Electronic Publishing

(in thousands)	2004	2003	% Increase
Revenues
Dow Jones Newswires:
North America	$143,369	$127,971	12.0%
International	40,928	32,171	27.2

Total Newswires	184,297	160,142	15.1
Consumer Electronic Publishing	57,320	49,207	16.5
Dow Jones Indexes/Ventures	38,610	29,202	32.2

Total revenues	280,227	238,551	17.5

Expenses	217,075	188,539	15.1

Operating income	$63,152	$50,012	26.3

Operating margin	22.5%	21.0%

Included in expenses:
Depreciation and amortization	$20,904	$20,121	3.9

Revenues

Electronic publishing revenues for the first nine months of 2004 increased $41.7 million, or 17.5%, to $280.2 million as a result of incremental revenues from recently acquired Dow Jones Newswires businesses coupled with revenue increases at Consumer Electronic Publishing and Dow Jones Indexes/Ventures.

Excluding recent acquisitions, Newswires revenues were up slightly. Consumer Electronic Publishing revenue increased $8.1 million, or 16.5%, to $57.3 million on a 31% increase in advertising revenue coupled with a 9% increase in WSJ.com subscriber revenue and a 4% increase in licensing revenue. Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes and reprints/permissions businesses, increased $9.4 million, or 32%, to $38.6 million.

Expenses

Electronic publishing expenses for the first nine months of 2004 were up $28.5 million, or 15%, to $217.1 million primarily as a result of incremental expenses from the recent acquisitions (comprising nearly three quarters of the increase) as well as an increase in employee compensation.

Operating Income

Electronic publishing operating income of $63.2 million (22.5% of revenues) was $13.1 million, or 26%, better than 2003 operating income of $50 million (21.0% of revenues). The improvement was driven by increased profits at Dow Jones Indexes/Ventures and Consumer Electronic Publishing as well as incremental operating income from the newly acquired Dow Jones Newswires businesses.

Community Newspapers

Community newspapers includes the operations of Ottaway Newspapers, which publishes general-interest news in 15 daily newspapers and more than 30 weekly newspapers and “shoppers” in nine states in the U.S.

Third Quarter 2004 Compared To Third Quarter 2003 - Community Newspapers

(in thousands)	2004	2003	% Increase/ (Decrease)
Revenues
Advertising	$65,583	$60,748	8.0%
Circulation and other	22,061	22,260	(0.9)

Total revenues	87,644	83,008	5.6

Expenses	64,153	61,242	4.8

Operating income	$23,491	$21,766	7.9

Operating margin	26.8%	26.2%

Included in expenses:
Depreciation and amortization	$2,867	$3,132	(8.5)

Statistical information:
Advertising volume increase/(decrease)
Dailies	2.8%	(2.5)%
Non-Dailies	14.5	2.4
Overall	4.9	(1.7)

Revenues

Community newspapers revenue was up $4.6 million, or 5.6%, to $87.6 million in the third quarter. Advertising revenue increased $4.8 million, or 8%, to $65.6 million, reflecting a 4.9% increase in ad linage as well as increases in advertising rates and preprint revenue. Circulation and other revenue decreased $0.2 million, or 0.9%. Average daily circulation was about 440,000 in 2004 compared with 448,000 in 2003.

Expenses

Community newspapers expenses increased $2.9 million, or 4.8%, to $64.2 million, reflecting increases in compensation expense, newsprint, outside services and delivery costs. Newsprint expense increased 8.5% as a result of a 6.3% increase in newsprint prices coupled with an increase in consumption of 2.1%.

Operating Income

Operating income in the third quarter of 2004 was $23.5 million (26.8% of revenues) up 7.9% from 2003 income of $21.8 million (26.2% of revenues).

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003 – Community Newspapers

(in thousands)	2004	2003	% Increase/ (Decrease)
Revenues
Advertising
Comparable operations	$175,251	$162,323	8.0%
Newly-acquired operations	13,517	2,616	—

Total advertising	188,768	164,939	14.4

Circulation and other
Comparable operations	61,924	61,560	0.6
Newly-acquired operations	2,444	417	—

Total circulation and other	64,368	61,977	3.9

Total revenues	253,136	226,916	11.6

Expenses
Comparable operations	175,349	168,805	3.9
Newly-acquired operations	12,163	2,264	—

Total segment expenses	187,512	171,069	9.6

Operating income
Comparable operations	61,826	55,078	12.3
Newly-acquired operations	3,798	769	—

Total operating income	$65,624	$55,847	17.5

Operating margin
Comparable operations	26.1%	24.6%
Newly-acquired operations	23.8	25.4

Included in expenses:
Depreciation and amortization
Comparable operations	$7,899	$8,836	(10.6)
Newly-acquired operations	786	163	—

Statistical information:
Advertising volume increase/(decrease)*
Dailies	3.0%	(2.0)%
Non-Dailies	13.7	1.8
Overall	4.9	(1.4)

*	Percentage excludes divested/newly-acquired operations.

Revenues

Community newspapers revenue for the first nine months of 2004 was up $26.2 million, or 12%, to $253.1 million reflecting in part newly acquired properties. On a same property basis, revenue increased $13.3 million, or 5.9%. Same property advertising revenue increased $12.9 million, or 8%, to $175.3 million, primarily reflecting an increase in advertising linage, as well as average advertising rates and preprint revenue. Same property circulation and other revenue increased 0.6%, to $61.9 million.

Expenses

Community newspaper expenses for the first nine months of 2004 increased $16.4 million, or 9.6%, to $187.5 million, reflecting newly acquired properties. On a same property basis, expenses increased $6.5 million, or 3.8%, as a result of increases in compensation expense, newsprint and outside service and delivery costs. Newsprint expense, on a same property basis, increased 9% as a result of a 7.6% increase in newsprint prices coupled with a slight increase in consumption of 1.3%.

Operating Income

Community newspapers’ operating income for the first nine months of 2004 was $65.6 million (25.9% of revenues) compared with 2003 operating income of $55.8 million (24.6% of revenues). On a same property basis, operating income for the first nine months of 2004 of $61.8 million (26.1% of revenues) increased 12% from $55 million (24.6% of revenues) in 2003.

Certain Items Affecting Comparisons

The following table summarizes certain items affecting comparisons for the quarters and nine months ended September 30, 2004 and 2003:

	Quarters Ended September 30
	2004			2003
(in millions, except per share amounts)	Operating	Net	EPS	Operating	Net	EPS
Included in non-operating income:
Contract guarantee (a)		$(1.7)	$(.02)		$(2.3)	$(.03)
Certain income tax matters (b)		1.5	.02		19.5	.24

Total	—	$(0.2)	—	—	$17.2	$.21

	Nine Months Ended September 30
	2004			2003
(in millions, except per share amounts)	Operating	Net	EPS	Operating	Net	EPS
Included in operating income:
Gain from business interruption insurance claim (c)				$18.4	$11.1	$.14
Reversal of lease obligation reserve – WFC (c)	$2.8	$1.7	$.02
Included in non-operating income:
Contract guarantee (a)		(5.5)	(.06)		(7.4)	(.09)
Gain on disposition of investment (d)		1.8	.02
Gain on resolution of Telerate sale loss contingencies (e)					59.8	.73
Certain income tax matters (b)		1.5	.02		19.5	.24

Total	$2.8	$(0.5)	—	$18.4	$83.0	$1.02

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

Earnings in 2004 and 2003 included charges related to the accretion of the discount on the reserve balance. These charges totaled $1.7 million and $2.3 million in the third quarters of 2004 and 2003, respectively. For the first nine months of 2004 and 2003, charges related to the accretion of discount totaled $5.5 million and $7.4 million, respectively.

Bridge filed for bankruptcy in February 2001, but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC. The Company is now in litigation with Cantor and MDC with respect to their claims for amounts due under the contract guarantee. The Company has various substantial defenses to these claims and the litigation is proceeding. In January 2003, the trial court denied motions by each of the parties that their own claims for relief be granted and the competing claims be dismissed. Appeals from those decisions are not being pursued. Discovery is proceeding and is scheduled to continue through the end of 2004. Dispositive motions may be filed by any party early next year, and the trial is currently scheduled to begin in July 2005.

Due to the stage of the lawsuit at September 30, 2004, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced. Accordingly, the Company believes that the reserve continues to be appropriate.

While it is not possible to predict with certainty the ultimate outcome of this litigation, the Company believes the likelihood of a loss exceeding the amount reserved is remote; however, it is possible that such loss could be less than the amount reserved.

(b) Certain income tax matters:

2004 Income tax matters

Income tax expense in the third quarter 2004 included a tax benefit of $1.5 million, or $.02 per diluted share, as a result of a favorable resolution of a federal tax matter during the quarter.

2003 Income tax matters

In the third quarter of 2003, the Internal Revenue Service (“IRS”) completed its audit of the Company’s tax returns for the 1995 through 1998 tax periods, which had been amended for additional tax refunds. In October 2003, the Company received notification that the Congressional Joint Committee on Taxation had approved these claims for tax refunds of approximately $24 million. The Company received these refunds plus interest of approximately $6.7 million in the fourth quarter of 2003. Pursuant to the settlement of these claims, in the third quarter of 2003, the Company released $25 million of tax provisions no longer needed for loss contingencies and recorded interest income of $6.7 million ($4.0 million, net of taxes). The Company also recorded a provision of $9.5 million in the third quarter for loss contingencies relating to recent developments in certain other tax matters. The net effect of these items was an increase in net income of $19.5 million, or $.24 per diluted share.

(c) Restructuring charges and September 11 related items, net:

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

(d) Gain on disposition of investment:

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

(e) Gain on resolution of Telerate sale loss contingencies:

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

Non-operating (Losses) Income:

Interest Expense, Net of Investment Income

Interest expense, net was $0.9 million for the third quarter of 2004, compared with interest income, net of $6.6 million in 2003. Interest expense, net for the first nine months of 2004 was $2.1 million compared with interest income, net of $5.6 million in the like 2003 period. The negative swing was primarily the result of an unfavorable comparison to 2003, which included $6.7 million of interest income from the 1995-1998 IRS refund.

Commercial paper outstanding at September 30, 2004 was $196.6 million compared with $193.6 million at September 30, 2003 and $153.1 million at December 31, 2003. The increase in debt from December 31, 2003 was largely due to acquisitions this year.

Equity in Earnings of Associated Companies

In the third quarter of 2004, the Company’s share of equity in earnings of associated companies was near break even and flat compared to 2003. For the first nine months of 2004, the Company’s share of equity in earnings of associated companies was $1.4 million compared to earnings of $0.3 million in 2003 reflecting increased profits at Factiva; Vedomosti, a joint venture that publishes a Russian business daily; HB-Dow Jones SA, a part owner of a publishing company in the Czech Republic; and F.F. Soucy, the Company’s Canadian newsprint venture, partially offset by increased losses at CNBC International and SmartMoney.

Income Taxes

The following table presents the effective income tax rates, net of minority interests, for the quarters and nine months ended September 30, 2004 and 2003:

	Quarters Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Effective income tax rate	37.4%	(25.3)%	41.1%	15.3%
Effective income tax rate, excluding items identified in table below	41.5%	38.2%	40.4%	39.6%

The effective tax rates were affected by certain capital loss/gain transactions, which are detailed below.

	Quarters Ended September 30
	2004			2003
(dollars in millions)	Income Taxes	Pretax Income	Effective Tax Rate	Income Taxes	Pretax Income	Effective Tax Rate
Reported (net of minority interests)	$7.2	$19.3	37.4%	$(5.8)	$22.8	(25.3)%

Adjusted to remove:
Cantor guarantee		(1.7)			(2.3)

Certain income tax matters	(1.5)			(12.8)	6.7

Adjusted	$8.7	$21.0	41.5%	$7.0	$18.4	38.2%

	Nine Months Ended September 30
	2004			2003
(dollars in millions)	Income Taxes	Pretax Income	Effective Tax Rate	Income Taxes	Pretax Income	Effective Tax Rate
Reported (net of minority interests)	$44.7	$108.6	41.1%	$22.8	$149.2	15.3%

Adjusted to remove:
Cantor guarantee		(5.5)			(7.4)
Gain on disposition of investment	1.4	3.3
Gain on resolution of Telerate sale loss contingencies					59.8
Certain income tax matters	(1.5)			(12.8)	6.7

Adjusted	$44.8	$110.8	40.4%	$35.6	$90.1	39.6%

Capital Loss Carryforward

As of September 30, 2004, the Company had a capital loss carryforward of about $440 million (a deferred tax asset of about $167.3 million for which a full valuation allowance has been provided). About $155 million of this carryforward is recognized for tax purposes and expires in 2006. The remaining $285 million of this carryforward, which primarily relates to the Cantor contract guarantee obligation, will be recognized for tax purposes only to the extent, if any, that the Company is required to make payment. If the Company is required to make any such payment, the resulting loss carryforward will be available for use five years from the year it is recognized.

The Company could not conclude that it was more likely than not it would realize any net tax savings from the capital loss carryforward prior to its expiration and believes a full valuation allowance reserve was appropriate at September 30, 2004.

Tax Contingencies

The Company must exercise judgment in assessing the likely outcome of contingencies including those related to tax matters. Provisions made in the financial statements represent management’s judgment of likelihood based on information available at the time. Judicial or governmental bodies largely determine the outcome of these matters. The ultimate resolution of these matters, either by determinations by these bodies or other means, could be materially different from that assumed by the Company in making its provisions and related disclosures. At the time that these contingencies are resolved by tax examination or the expiration of the statute of limitations, the Company adjusts its tax accounts accordingly.

Liquidity and Capital Resources

Cash Flow Summary

For the Nine Months Ended September 30, 2004 and 2003

(in millions)	2004	2003
Net cash provided by operating activities	$146.9	$144.6
Net cash used in investing activities	(138.4)	(193.2)
Net cash (used in) provided by financing activities	(11.0)	31.4

Decrease in cash and cash equivalents	(2.5)	(17.2)

Cash and cash equivalents at beginning of year	23.5	39.3
Cash and cash equivalents at September 30	$21.0	$22.1

Cash provided by operating activities for the first nine months of 2004 was $146.9 million, which was up $2 million from net cash provided by operations in the same period last year, primarily reflecting an increase in operating income offset by unfavorable changes in working capital and higher income taxes paid in 2004.

Net cash used in investing activities was $138.4 million in the first nine months of 2004, mainly reflecting the business acquisitions totaling $93 million and capital expenditures of $45 million. Net cash used in investing activities totaled $193.2 million in 2003, primarily reflecting the acquisition of The Stockton Record for $146 million and capital expenditures of $37 million.

Net cash used in financing activities for the first nine months of 2004 was $11 million, reflecting the payment of $61 million in dividends to shareholders, partially offset by a net increase in debt of $43 million. Net cash provided by financing activities in the first nine months of 2003 totaled $31.4 million reflecting a net increase in debt of $101 million, primarily to fund the purchase of The Stockton Record, partially offset by the payment of $61 million in dividends to shareholders and the repurchase of treasury stock for $21 million.

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

As of September 30, 2004, the balance of the reserve for the contract guarantee was $259.2 million. The Company has classified $205.4 million of this reserve as current based on the original due dates of the contract. Due to the stage of the lawsuit at September 30, 2004, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced. Accordingly, the Company believes the balance of the reserve continues to be appropriate.

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

The Company has access to borrowings in the form of commercial paper, bank loans or long-term notes under a $300 million shelf registration statement filed with the Securities and Exchange Commission. As of September 30, 2004, the Company’s commercial paper balance was $196.6 million, which is classified as long-term because the Company has the intent and ability to refinance such debt on a long-term basis. The Company has temporarily suspended its share repurchase program to utilize excess cash flow to reduce its debt.

Credit Ratings

	Long Term	Short Term
Standard & Poor’s	A	A-1
Moody’s	Aa3	P-1
Fitch	A+	F1

During the quarter, Moody’s placed the Company’s Aa3 long term corporate-credit rating on review for a possible downgrade. Moody’s announced it anticipates that any downgrade to the Company’s rating would be modest, and would likely change the Company’s rating to single A rating. Because the Company’s current method of financing is in the form of commercial paper, a downgrade in its long-term credit rating would not affect its cost of financing.

Other Matters

In September 2004, the Company received a letter from the SEC requesting information about its circulation practices as part of an industry-wide review that the SEC is conducting. We are cooperating fully with the SEC’s request. We believe our circulation reporting practices conform in all material respects to Audit Bureau of Circulation rules and we have confidence in our reported circulation figures. In addition, we don’t believe the result of this review will have a material impact on our financial statements.

Subsequent Event

On October 27, 2004, the Company announced that The Far Eastern Economic Review, a Hong Kong based newsweekly, will change its format to a monthly periodical. This change will result in a workforce reduction of approximately 80 employees and accordingly the Company will record a restructuring charge in the fourth quarter of 2004 of approximately $3 million, or $.02 per share, primarily representing severance benefits.

Information Relating To Forward-Looking Statements

This document contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to: the cyclical nature of the Company’s business and the strong, negative impact of economic downturns on advertising revenues, particularly in the Company’s core advertising market-B2B advertising; the continuing softness and volatility in the B2B advertising market; the risk that inconsistent trends across major advertising categories, such as technology and finance, will continue; the risk that advertising levels will not return to the pre-boom, pre-bust levels that the Company considers normal levels; the Company’s ability to limit and manage expense growth, especially in light of its prior cost cutting and its planned growth initiatives, such as the new Weekend Edition; intense competition for ad revenues, including in the planned new Weekend Edition, from other newspapers, national business magazines, television, trade publications, free and paid Internet sites and other new media; the Company’s ability to expand and diversify the Journal’s market segment focus beyond financial and technology; the challenge the Company’s Personal Journal and the new Weekend Edition will face in attracting and maintaining advertising revenues in new ad market segments, such as health care, automotive, telecom, and high-end consumer goods; the risk that the Company’s initiatives, such as the new Weekend Edition, to attract more consumer advertising, and other diversified advertising, to the Journal will not succeed; the risk that the new Weekend Edition will compete against its own current consumer advertising sections, such as the Weekend Journal and Personal Journal, for consumer advertising revenues; the competition the Company will face in introducing new products and services from already existing newsletters, trade publications, research reports and services; the extent to which the recent enhancements to the Journal will attract a broader base of readers, subscribers, and advertisers; the Company’s ability to attract diverse advertisers to place color advertising in the Journal; the impact on the future circulation of the Journal and community newspapers that may be caused by the declining frequency of regular newspaper buying by young people; with respect to Newswires, the challenges the Company will face in promoting its NewsPlus enhancement and in launching the next stages of its “Newswire of the Future” initiative, in the face of competing resources for in-depth news analysis; with respect to Newswires and other subscription-based products and services, the negative impact of business consolidations and layoffs in the financial services industry on sales of the Company’s products and services; with respect to Newswires, the challenges the Company faces in striving to increase its international revenues given the competition from and subscribers’ desire for, local language news services; with respect to Newswires, risks concerning the financial viability and future of the Moneyline Telerate business, with which Newswires has entered into a bundling arrangement that is important to Newswires’ international revenues; with respect to Newswires, competition from other independent news service providers and the risk that distributors of Newswires’ products may decide to distribute only their own news services; with respect to the Company’s products and services aimed at the venture capital and private equity markets, the volatility of the venture capital and private equity markets and the extent to which these markets begin to grow, following their contraction in recent years; the Company’s ability to successfully integrate its new Financial Information Services business, which includes distinct newsletters, database and events businesses, into the Company’s Newswires business unit, and to achieve production and operational efficiencies in doing so; the competition from other news and information companies for products aimed at the venture capital or private equity markets; the volatility of the events business which is impacted by growth and contraction in the venture capital and private equity markets and by external factors that impact willingness to travel, such as war and other geopolitical events; the Company’s ability to find strategic and financially attractive core-business acquisition opportunities and to integrate those businesses; the Company’s ability to leverage its brands to develop new business opportunities and to generate advertising and other revenues from these products; the Company’s ability to achieve strategic alliances and to improve the growth and profitability of existing strategic alliances; with respect to the Company’s community newspapers business, its ability to maintain or grow margins and to strengthen its portfolio of newspaper properties, particularly given the difficulty of finding quality newspaper properties to acquire; the Company’s ability to increase its circulation and advertising revenues from its international print publications and to further penetrate overseas markets through print and television products, given the competition from local language publications and television networks and other international publications and television ventures; the ability of WSJ.com to continue to increase revenues through building subscriber and advertiser numbers; the amount of user traffic on the Company’s Internet sites and the pricing of advertising on Internet sites generally; the extent to which the Company is required to perform under the guarantee to Cantor Fitzgerald Securities and Market Data Corporation, and other uncertainties relating to liability under this guarantee; potential increased regulation of online businesses; adverse developments relating to the Company’s commitments, contingencies and equity investments; adverse developments relating to changes in tax law or rates; risks related to the potential or actual insolvency or bankruptcy of any of the Company’s suppliers, service providers or business partners, including providers of software and software maintenance; the uncertainty of the labor union’s ratification vote on the tentative agreement reached on the collective bargaining agreement; the Company’s ability to negotiate collective bargaining agreements with its labor unions without work interruptions and on reasonable terms; the Company’s ability to attract and retain qualified personnel, particularly if the labor market tightens; cost of newsprint; and such other risk factors as may have been or may be included from time to time in the Company’s reports filed with the Securities and Exchange Commission and posted in the Investor Relations section of the Company’s website (www.dowjones.com).

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

The Company also enters into foreign currency forward exchange contracts to limit the cash flow and earnings volatility that results from remeasuring certain foreign currency payables at prevailing exchange rates. The unrealized gains or losses of these forward contracts are recognized in Other, net in the income statement. The forward contract acts as an economic hedge by increasing in value when the underlying foreign currency payable decreases in value and conversely decreases in value when the underlying foreign currency payable increases. As of September 30, 2004, the Company had forward currency exchange contracts outstanding to exchange 11 million British Pounds for $19.7 million, which are due to expire in the fourth quarter of 2004.

The Company’s commercial paper outstanding of $196.6 million at September 30, 2004 is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates. At September 30, 2004, interest rates outstanding ranged from 1.5% to 1.8%, with a weighted-average of 1.7%.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In January 2003, the trial court denied motions by each of the parties that their own claims for relief be granted and that competing claims be dismissed. Appeals from those decisions are not being pursued. Discovery is proceeding and is scheduled to continue through the end of 2004. Dispositive motions may be filed by any party early next year, and the trial is currently scheduled to begin in July 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 1998 the Company’s board of directors authorized the repurchase of $800 million of the Company’s common stock and in September 2000 authorized the repurchase of an additional $500 million of the Company’s common stock. As of September 30, 2004, approximately $326.4 million remained under board authorization for share repurchases. The Company did not repurchase any shares of its common stock in the third quarter of 2004.

Item 6. Exhibits

Exhibit Number	Document
10.1	Agreement dated July 28, 2004 between the Company and Peter Skinner

31.1	Certifications by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOW JONES & COMPANY, INC.
(Registrant)

Dated: November 3, 2004	By:	/s/ ROBERT PERRINE
Robert Perrine
Chief Accounting Officer and Controller