Form 10-K
period 2004-12-31
DOW JONES & CO INC
filed 2005-03-11
CIK 29924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Aggregate market value of common stock held by non-affiliates of the registrant at January 31, 2005 was approximately $1,993,000,000.

The number of shares outstanding of each of the registrant’s classes of common stock on January 31, 2005: 61,493,160 shares of Common Stock and 20,590,564 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive Proxy Statement for the 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

DOW JONES & COMPANY, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1. BUSINESS.

We are a provider of global business and financial news and information through newspapers, newswires, magazines, the Internet, indexes, television and radio. In addition to The Wall Street Journal and our international and online editions, we publish Barron’s, Dow Jones Newswires and Dow Jones Indexes. We also provide news and information of general interest to local communities through our Ottaway group of community newspapers throughout the U.S. We are co-owner with Reuters Group of Factiva, with Hearst of SmartMoney and with NBC Universal of the CNBC television operations throughout Asia and Europe. We also provide news content to CNBC and radio stations in the U.S.

We have determined the following three reportable segments based on the manner in which we manage our business: print publishing, electronic publishing and general-interest community newspapers. Over the three years ended December 2004, approximately 60% of our revenues have been derived from the print publishing segment, with the remaining 40% divided almost equally between our general-interest community newspapers and our electronic publishing segments. In addition, the Company reports certain administrative activities under the corporate segment. Financial information about operating segments and geographic areas is incorporated by reference to Note 13 to the financial statements of this report.

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

EMPLOYEES

At December 31, 2004, the Company employed 7,143 full-time employees compared with 6,975 full-time employees at December 31, 2003 and 6,816 at December 31, 2002. The increase in full-time employees in 2004 was largely the result of acquisitions.

PRINT PUBLISHING

Print publishing, which is largely comprised of the global print editions of The Wall Street Journal, publishes business and financial news and information in the U.S., Europe, Asia and Latin America and on CNBC television. The Journal utilizes a global management structure with shared news flows and workforce and a global advertising customer base and pricing. Through a licensing agreement with NBC Universal, the Journal provides branding, news content and on-air expertise to CNBC as a further extension of The Wall Street Journal brand and the content it produces. Print publishing also includes our Barron’s weekly magazine.

Our overall performance in print publishing is largely dependent on the operating performance of the global Wall Street Journal (including its extended U.S. television brand and content) which in turn is largely dependent on B2B advertising revenue, particularly from the financial and technology sectors.

U.S. Publications

The Wall Street Journal, our flagship publication, is one of the country’s largest daily newspapers with average print circulation of 1,810,000 in 2004. The Journal’s three major national editions are printed at 17 printing plants located throughout the U.S. The Journal also sells regional advertising in 18 regional editions.

The Wall Street Journal has an overall daily print capacity of 96 pages, including 24 pages of color. In addition to its business coverage, the Journal also covers the “business of life” with its Personal Journal section which launched in 2002 and runs every Tuesday, Wednesday and Thursday, and Weekend Journal section, which debuted in 1998 and runs every Friday and includes pages devoted to travel, wine, sports, shopping, residential real estate and the arts. The Journal also publishes special reports at various times of the year on topics such as technology, personal finance and executive compensation, e-commerce and health and medicine as well as demographically targeted sections devoted to subjects of retirement and small business.

In September 2004, we announced the September 2005 launch of the Weekend Edition of The Wall Street Journal, which is a key element of our 2005 to 2007 strategic plan. We expect the launch of the Weekend Edition will build off the success of our Weekend and Personal Journal sections in attracting more consumer-oriented advertisers and reducing our reliance over time on B2B financial and technology advertising. The Weekend Edition will be delivered to readers at home on the weekend, enabling advertisers to reach readers in the right place at the right time, which is highly conducive to influencing their consumer spending decisions.

The Journal reaches additional readers through The Wall Street Journal Sunday, which focuses on personal finance and careers and is published once a week in the business sections of local newspapers with combined circulation of about 10.7 million in more than 80 community newspapers.

The Journal production process employs electronic pagination and satellite transmission of page images to outlying printing plants to enable early delivery of fresher content to the majority of our readers.

The Wall Street Journal is delivered principally in three ways. Each business day, approximately 124,000 copies of The Wall Street Journal are sold at newsstands. Most home and office subscription deliveries are handled through our National Delivery Service, Inc. subsidiary which in 2004 provided early morning delivery to about 1.3 million, or 83%, of The Wall Street Journal’s subscribers each publishing day. The balance of The Wall Street Journal’s home and office deliveries is made by second class postal service.

Barron’s, the Dow Jones Business and Financial Weekly, is a weekly magazine with average circulation in 2004 of 299,000 that caters to financial professionals, individual investors and others interested in financial markets. Barron’s is printed in twelve of The Wall Street Journal’s 17 printing plants. It is delivered by second-class postal service and through National Delivery Service with about 60,000 newsstand copies sold each week.

The Wall Street Journal Classroom Edition is published nine times during the school year and is read by an estimated 750,000 students every month during the academic year in more than 5,300 middle-school and high-school classrooms throughout the U.S. Individuals, organizations and corporations sponsor more than one-third of all subscriptions and schools sponsor the remainder. The Wall Street Journal Campus Edition is included in college newspapers throughout the U.S. and includes the week’s top business news and feature stories.

International Publications

The Wall Street Journal Europe, which had an average circulation in 2004 of 87,000, is headquartered in Brussels, Belgium and printed in Belgium, Germany, Switzerland, Italy, Spain, the United Kingdom and Israel. It is available on the day of publication in continental Europe, the United Kingdom, and parts of the Middle East and North Africa. Starting in 2003, the content of the international editions of The Wall Street Journal added news and opinion articles from The Washington Post.

The Asian Wall Street Journal, which had an average circulation of 80,000 in 2004, is headquartered in Hong Kong and printed in Hong Kong, Singapore, Japan, Thailand, Malaysia, Taiwan, the Philippines, Korea and Indonesia. It has the largest advertising market share of any pan-regional business newspaper in Asia.

We also publish The Wall Street Journal Special Editions, which are a collection of Journal pages in local languages distributed as part of 36 newspapers in 34 countries. The Wall Street Journal Americas, serving Central and South America, is the centerpiece of the Special Editions published in Spanish and Portuguese in 18 leading Latin America newspapers.

In the fourth quarter of 2004, we announced that the Far Eastern Economic Review, a Hong Kong based newsweekly magazine, would change its format to a monthly periodical of issues and ideas largely written by Asian opinion leaders from the fields of politics, business and academics. The first issue of the Far Eastern Economic Review in its new format was published in December 2004. This repositioning resulted in a workforce reduction of approximately 80 employees and reduced costs by approximately $3 million.

ELECTRONIC PUBLISHING

Electronic publishing includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Consumer Electronic Publishing includes the results of WSJ.com, its related vertical sites, our consumer electronic licensing and radio businesses and since its acquisition in January 2005, MarketWatch, which includes internet, licensing, radio and newswires operations. Revenues in the electronic publishing segment are mainly subscription based and comprised about 20% of our revenues over the three years ended in 2004.

Dow Jones Newswires

Dow Jones Newswires is the premier provider of real-time, comprehensive business news and information for financial professionals around the world. Its news is displayed on approximately 298,000 English-language terminals worldwide providing users with real-time information on equity, fixed income, foreign exchange, commodities and energy markets. Dow Jones Newswires has a dedicated staff of more than 900 journalists in addition to drawing on the global resources of The Wall Street Journal and the Associated Press (“AP”). Newswires also distributes selected portions of its content to the retail customers of on-line brokers.

Dow Jones News Service is North America’s leading source of business and financial news on U.S. and Canadian companies and markets for brokerage firms, banks, investment companies and other businesses. Capital Markets Report covers global debt and money markets. Corporate Filings Alert provides real-time news covering SEC filings, bankruptcy courts and government agencies.

The Dow Jones Economic Report and the Dow Jones Financial Wire, which are produced outside the United States, provide international economic, business and financial news to subscribers in 71 countries. In addition to these two broad international newswires, Newswires publishes specialized wires dedicated to the coverage of European and Asian equities, banking and foreign exchange markets as well as the World Equities Report, which serves U.S. institutions investing in international markets.

Dow Jones Newswires also publishes on its own or with local partners, in Chinese, Japanese, Spanish, French, Portuguese, Dutch, Italian, German and Russian. In April 2004, we acquired the remaining interest in the news operations of Vereinigte Wirtschaftsdienste GmbH (“vwd”), a German local-language news service, for $12.1 million. Previously, we were a minority shareholder in vwd.

On March 19, 2004, we acquired Alternative Investor Group for $85 million, a company serving the private equity and venture capital markets with newsletters, conferences and databases. Alternative Investor was integrated with Dow Jones Newswires, its newsletters division and Technologic Partners business, which we acquired in late 2003, to form Dow Jones Financial Information Services.

In 2004, Dow Jones Newswires won many accolades including Technology Journalist of the Year, Excellence in Wire Service Reporting and a Codie Award from the Software and Information Industry Association. Also, for the second year in a row, Dow Jones Newswires was named Inside Market Data’s News Provider of the Year.

Consumer Electronic Publishing

The Wall Street Journal Online (“WSJ.com”), introduced in 1996, is a paid online subscription site that offers continuously updated coverage of business news both in the U.S. and abroad. WSJ.com content comprises the global resources of The Wall Street Journal and Dow Jones Newswires as well as its own dedicated journalists. In addition to continuously updated exclusive real-time news and scoops, subscribers have access to the full text of each day’s global editions of the Journal, more than 30,000 in-depth company background reports, an archive of Journal and Dow Jones news articles, and personalized news and stock portfolios. WSJ.com had 712,000 subscribers at the end of 2004 and was the largest paid subscription news site on the Internet.

On January 21, 2005, we completed the acquisition of MarketWatch for a purchase price of approximately $538 million, including transaction costs. MarketWatch is a leading provider of business news, financial information and analytical tools and operates two award-winning Web sites: MarketWatch.com and BigCharts.com. These free, advertising-supported Web sites serve approximately seven million unique visitors per month with timely market news and information. MarketWatch also operates the MarketWatch Information Services group, which is a leading licensor of market news, data, investment analysis tools and other online applications to financial services firms, media companies, and corporations.

We believe that the MarketWatch acquisition will complement The Wall Street Journal Online network, which provides premium business news to about three million unique visitors per month. By combining the traffic of The Wall Street Journal network of Web sites and MarketWatch, our Web sites are expected to have close to nine million unduplicated unique visitors per month. We also expect that the licensing businesses of MarketWatch will provide additional assets, such as online charting and other tools, which will extend the reach of our business-to-business licensing operations.

Other consumer sites in The Wall Street Journal Network include OpinionJournal.com, which provides commentary on global issues from The Wall Street Journal editorial page; CareerJournal.com, which gives career guidance and job-search services for executives; StartupJournal.com, the premier Web site for entrepreneurs seeking guidance on starting or buying a business or franchise; CollegeJournal.com, which provides guidance and job-search services for future business leaders; and RealEstateJournal.com, a comprehensive guide to commercial and residential property.

Consumer Electronic Publishing also includes our radio/audio business and our consumer electronic licensing division, which offers electronic rights to use Dow Jones’ content. The Wall Street Journal Radio Network produces and distributes late-breaking business reports during the week to 229 radio stations across the country, covering 92% of the population.

Dow Jones Indexes/Ventures

In 1997, we began licensing the Dow Jones Industrial Averages as well as other indexes as the basis for trading options, futures, unit trusts, annuities, exchange traded funds, mutual funds, derivatives and specialized structured products. Dow Jones Indexes also maintains a variety of specialty indexes, such as the Dow Jones-AIG Commodity Index, the Dow Jones Select Dividend Index and the Dow Jones Islamic Market Indexes. Dow Jones Indexes now offers more than 4,000 indexes. During 2004, Dow Jones Indexes launched a new family of hedge fund indexes and also partnered with Wilshire Associates to provide the Dow Jones Wilshire index family, which features the Dow Jones Wilshire 5000 and is expanding to include a complete global family of country, region, sector, cap-range and style indexes.

Dow Jones Ventures includes our reprints/permissions. The reprints/permissions business sells print or electronic reprints of The Wall Street Journal and Barron’s stories.

COMMUNITY NEWSPAPERS

Community newspapers consists of our wholly-owned Ottaway Newspapers, Inc. subsidiary. Revenues in this segment are largely dependent on local consumer-based advertising revenue and comprised about 20% of our revenues over the past three years.

Our Ottaway community newspapers segment serves relatively small, self-contained communities, outside the heavy competitive pressures of large metropolitan papers and other media. In 2002, we divested five low-growth papers, non-strategically located papers, which provided after-tax proceeds of $235 million and utilized $190 million of capital loss carryforwards. In 2003, we acquired the faster growing, more strategically located The Record of Stockton, California.

Ottaway publications now include 15 general-interest dailies, published in nine states: California, Connecticut, Maine, Massachusetts, Michigan, New Hampshire, New York, Oregon and Pennsylvania. Average 2004 circulation of the dailies was approximately 436,000; Sunday circulation for our newspapers was approximately 483,000. Ottaway also publishes more than 30 weekly newspapers and “shoppers.” The primary delivery method for the newspapers is by carrier delivery.

STRATEGIC ALLIANCES (Included in Equity in Earnings (Losses) of Associated Companies)

Dow Jones Reuters Business Interactive LLC (Factiva) is a 50/50 joint venture launched in mid-1999 with Reuters Group Plc. Factiva is the number one provider of global news and business information to corporate end users and holds the number two position, based on revenue, in the archival business news and information marketplace. Factiva’s business information sources include exclusive third party access to Dow Jones and Reuters Newswires and The Wall Street Journal, plus nearly 9,000 sources from around the world. These sources provide current news, historical articles, local-language articles, market research and investment analyst reports, and stock quotes.

CNBC Europe and CNBC Asia Pacific are 50/50 joint ventures between Dow Jones and NBC Universal (NBC). In early 1998, NBC and Dow Jones re-launched their business information channels in Europe and Asia Pacific as CNBC, a service of NBC and Dow Jones. These overseas networks reach more than 120 million households on a full-time basis.

SmartMoney is a 50/50 joint venture with Hearst Corp. SmartMoney magazine, The Wall Street Journal Magazine of Personal Business, featuring sections on personal investing, spending and saving money, has circulation of more than 800,000 copies. SmartMoney also includes SmartMoney.com and SmartMoney Custom Solutions, a custom publishing business.

Vedomosti, a joint venture owned equally by Dow Jones, Pearson PLC and Independent Media, was introduced in 1999. Vedomosti, considered the only independent business newspaper in Russia, is published Monday through Friday. Circulation reached 66,000 in 2004, with original content created by 80 local reporters and editors and content from The Wall Street Journal and The Financial Times translated into Russian.

STOXX, Ltd. is a joint venture owned equally by Dow Jones and the leading exchanges of Germany (Deutsche Borse) and Switzerland (Swiss Exchange).

In January 2004, Dow Jones and Bennett Coleman & Company Ltd., publisher of the Times of India and the Economic Times, entered into an agreement on a new joint venture to publish The Wall Street Journal for India. Subject to Indian government approval, Dow Jones will own 26% (maximum foreign ownership permitted in India) and Bennett Coleman would own the remaining 74% and launch The Wall Street Journal for India in 2005, using the Journal’s global content.

In December 2003, we and the von Holtzbrinck Group exchanged equity shareholdings so as to increase our interest in The Wall Street Journal Europe to 90% from 51% and reduce our ownership of the von Holtzbrinck Group’s business daily, Handelsblatt, to 10% from 22%, with news and advertising relationships continuing. The Company and the von Holtzbrinck Group are in negotiations to further exchange, in 2005, our cross shareholdings so as to return the Company to full ownership of The Wall Street Journal Europe and of its 41% interest in HB-Dow Jones S.A. and to eliminate the Company’s 10% ownership of Handelsblatt.

Other equity investments include HB-Dow Jones S.A., a part-owner of Economia, a publishing company in the Czech Republic; CareerCast, Inc., a leading supplier of data services to employers and online career sites; and F.F. Soucy Inc. & Partners, L.P., a newsprint mill in Canada.

RAW MATERIALS

The primary raw material used by the Company is newsprint. In 2004, approximately 219,000 metric tons were consumed. Newsprint was purchased principally from eight suppliers. The Company is a limited partner in F.F. Soucy, Inc. & Partners, L.P., Riviere du Loup, Quebec, Canada. F.F. Soucy furnished 18% of total newsprint requirements in 2004. The Company has signed long-term contracts with certain newsprint suppliers, including F.F. Soucy, for a substantial portion of its annual newsprint requirements. For many years the available sources of newsprint have been adequate to supply the Company’s needs.

RESEARCH AND DEVELOPMENT

Research and development expenses, which primarily relate to software development for various operations of the Company, were $32 million in 2004, $29.7 million in 2003 and $31.2 million in 2002.

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

The Company’s newswires compete with other global financial newswires including Reuters Group PLC, Bloomberg L.P. and other organizations that publish financial news. The Company’s newswires maintain a stronger market position in North America than internationally.

Consumer Electronic Publishing competes with other Web sites that offer continuously updated coverage of business news as well as licensing of electronic content. Unlike WSJ.com, competitors do not, for the most part, utilize a full online paid subscription model, and most remain free sites. Competitors include FT.com, New York Times Digital, TheStreet.com, Bloomberg, Forbes.com, Yahoo!Finance, CNET, AOL/CNNfn and MSNMoney/CNBC.

Dow Jones’ index-licensing business competes with various organizations that develop and license indexes, including Standard & Poor’s, The Financial Times, and Morgan Stanley/Capital International.

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

Other facilities, owned in fee with a total of approximately one million square feet, house news, sales, administrative, technology and operational staff. These facilities are located in South Brunswick, New Jersey and Chicopee Falls, Massachusetts. The Company has leased about 200,000 square feet of its office space in South Brunswick to other companies.

Dow Jones occupies two major leased facilities in New York City, including leasing about 315,000 square feet downtown at the World Financial Center, which primarily houses editorial and executive staff, and 98,000 square feet at a separate midtown location for advertising sales staff. The Company also leases other business and editorial offices in numerous locations around the world, including 92,000 square feet in Jersey City, New Jersey, 42,000 square feet in three locations in London and 58,000 square feet in three locations in Hong Kong.

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

ITEM 3. LEGAL PROCEEDINGS.

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

In this lawsuit the Company has asked the court to find that the Company does not and will not owe any payment under the contract guarantee through October 2006. In the alternative, the Company has asked the court to find that if any amount is owed, it must be reduced by amounts that Cantor and MDC receive or should have received from other distribution of the data after Telerate stopped receiving the government securities data from Cantor and MDC. MDC has asserted counterclaims demanding payment of $10.2 million (allegedly the balance owed by Telerate on November 15, 2001), interest, attorneys’ fees, specific performance of the guarantee, and a declaratory judgment as to the validity and interpretation of the guarantee through October 2006.

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

The trial court in January 2003 denied motions by each of the parties that their own claims for relief be granted and that competing claims be dismissed. Appeals from those decisions were not pursued, and discovery has concluded. Dispositive motions are being briefed, with argument before the court scheduled for the first quarter of 2005. The trial is currently scheduled to begin in June 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Executive Officers of the Registrant

Each executive officer is elected annually to serve at the pleasure of the Board of Directors.

Mr. Zannino, Mr. Vieth and Mr. Stern have each been employed by the Company for fewer than five years.

Peter R. Kann, age 62, Chairman of the Board since July 1991, Chief Executive Officer since January 1991, served as Publisher of The Wall Street Journal from January 1989 to July 2002, President from July 1989 to July 1991 and Chief Operating Officer from July 1989 to December 1990, Executive Vice President from 1985 to 1989 and Associate Publisher of The Wall Street Journal from 1979 to 1988. Mr. Kann, who is the spouse of Ms. House, joined the Company in 1964.

Richard F. Zannino, age 46, Chief Operating Officer since July 2002, Executive Vice President since joining the Company in February 2001 and served as Chief Financial Officer from February 2001 until July 2002. Before joining Dow Jones, Mr. Zannino was Executive Vice President of Liz Claiborne, Inc., having joined in 1998 as Senior Vice President, Finance & Administration and Chief Financial Officer. Previously, Mr. Zannino had worked briefly as Chief Financial Officer of General Signal Corporation, prior to that company’s sale and before that for five years at Saks Fifth Avenue, ultimately as Executive Vice President and Chief Financial Officer.

Executive Officers of the Registrant (continued)

Joseph A. Stern, age 55, appointed General Counsel, Vice President and Secretary beginning in February 2005, to replace Peter G. Skinner who retired as Executive Vice President, General Counsel and Secretary as of December 31, 2004. Before joining Dow Jones, Mr. Stern was a partner at Fried, Frank, Harris, Shriver & Jacobson LLP, the Company’s primary outside corporate law firm and has advised the Company on a variety of legal issues. Mr. Stern joined Fried Frank in 1979 and became a partner there in 1984.

L. Gordon Crovitz, age 46, Senior Vice President and President, Electronic Publishing and Senior Vice President/Electronic Publishing since October 1998, Vice President/Planning and Development from November 1997 to October 1998. Managing Director for Telerate’s Asia/Pacific operation from September 1996 to November 1997. Editor and Publisher of Review Publishing Company from July 1993 to September 1996. Mr. Crovitz joined the Company in 1981.

Christopher W. Vieth, age 40, Vice President and Chief Financial Officer since July 2002 and Vice President, Finance from March 2001 to July 2002 and Corporate Controller after joining the Company in July 2000 up until July 2002. Prior to joining Dow Jones, Mr. Vieth had been Vice President and Corporate Controller of Barnes and Noble, Inc. since May 1999. He joined Barnes and Noble in December 1995 as Director of Finance. From 1987 through 1995, Mr. Vieth worked at Amerada Hess Corporation.

Karen House, age 56, Senior Vice President and Publisher of all print editions of The Wall Street Journal since July 2002 and President of Dow Jones’ International Group from January 1995 to July 2002, Vice President of the International Group from March 1989 to January 1995. Ms. House, who is the spouse of Mr. Kann, joined the Company in 1974.

Paul Steiger, age 61, Managing Editor of The Wall Street Journal since June 1991 and Vice President of The Wall Street Journal since May 1992, Deputy Managing Editor from April 1985 to June 1991 and Assistant Managing Editor from 1983 to April 1985. Mr. Steiger joined the Company in 1966.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed on the New York Stock Exchange. The class B common stock is not traded. The approximate number of stockholders of record as of January 31, 2005 was 10,673 for common stock and 3,670 for class B common stock. The Company paid $1.00 per share in dividends in 2004 and in 2003.

	Market Price 2004		Dividends Paid 2004	Market Price 2003		Dividends Paid 2003
Quarters	High	Low		High	Low
First	$52.74	$45.10	$.25	$46.12	$33.25	$.25
Second	49.68	44.27	.25	48.10	35.06	.25
Third	45.20	39.50	.25	49.30	37.70	.25
Fourth	45.24	40.44	.25	53.62	46.45	.25

Issuer Purchases of Equity Securities

In 1998, the Company’s board of directors authorized the repurchase of $800 million of the Company’s common stock and in September 2000 authorized the repurchase of an additional $500 million of the Company’s common stock. As of December 31, 2004, approximately $326.4 million remained under board authorization for share repurchases. The Company did not repurchase any shares of its common stock in 2004.

ITEM 6. SELECTED FINANCIAL DATA.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that affect the comparability of the information reflected in this table. The following table shows selected financial data for the most recent five years:

	Fiscal Year Ended December 31,
(dollars in thousands, except per share amounts)	2004(1)	2003(1)	2002(1)	2001(2)	2000(3)
Income Statement Data:
Revenues
Advertising	$946,325	$871,817	$877,681	$1,052,322	$1,467,244
Information services	328,708	286,863	281,220	289,321	281,366
Circulation and other	396,425	389,805	400,272	431,440	454,008

Total revenues	1,671,458	1,548,485	1,559,173	1,773,083	2,202,618
Operating expenses	1,509,284	1,405,572	1,484,090	1,662,884	1,704,392

Operating income	162,174	142,913	75,083	110,199	498,226
Other income (deductions)	(4,048)	79,390	190,164	(1,185)	(420,231)
Income taxes	58,578	51,704	63,741	10,794	196,957

Net income (loss)	$99,548	$170,599	$201,506	$98,220	$(118,962)

Earnings (loss) per share:
Basic	$1.22	$2.09	$2.41	$1.15	$(1.35)
Diluted	1.21	2.08	2.40	1.14	(1.35)

Balance Sheet Data (at period end):
Cash and cash equivalents	$17,237	$23,514	$39,346	$21,026	$49,347
Total assets	1,380,203	1,304,154	1,207,659	1,298,340	1,362,056
Long-term debt	135,845	153,110	92,937	173,958	150,865
Stockholders’ equity	150,543	129,661	30,571	41,777	158,768

Other Cash Flow and Operating Data:
Net cash provided by operating activities	$251,909	$220,312	$146,302	$340,797	$447,469
Dividends per share	1.00	1.00	1.00	1.00	1.00
Advertising volume (year-over-year percentage change):
The Wall Street Journal	(0.5)%	(1.3)%	(17.6)%	(37.6)%	14.1%
The Asian Wall Street Journal	(3.3)	2.0	(24.0)	(29.0)	25.2
The Wall Street Journal Europe	(3.5)	9.3	(22.6)	(28.9)	14.9
Barron’s	11.7	(16.0)	(10.4)	(33.4)	12.9
Community newspapers	4.2	(1.6)	(1.8)	(2.5)	3.6
Electronic publishing (at period end):
Dow Jones Newswires terminals	298,000	293,000	308,000	330,000	346,000
WSJ.com subscribers	712,000	689,000	679,000	626,000	535,000

(1)	Refer to page 24 for further information regarding items affecting comparisons of these figures.

(2)	In 2001, certain items affecting comparisons include the following: (a) included within operating income were restructuring charges related to work-force reductions and related asset write-downs and certain losses related to the September 11 terrorist attack on the World Trade Center totaling $43.9 million; (b) included within non-operating deductions were a net gain of $17.1 million from a contract guarantee, reflecting the net reversal of certain losses, and a charge of $8.8 million related to the impairment in the value of certain investments; (c) and included within income taxes was a net tax savings of $30 million from the adjustment of an income tax valuation allowance as a result of the expected utilization of capital loss carryforwards.

(3)	Non-operating deductions in 2000 included investment write-downs totaling $178.5 million and a loss reserve of $255.3 million on a contract guarantee related to the sale of the Company’s former Telerate subsidiary. These losses were partially offset by net gains on sales of businesses and investments totaling $18.1 million.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Dow Jones & Company is a provider of global business and financial news and information through newspapers, newswires, magazines, the Internet, indexes, television and radio. In addition, the Company owns general-interest community newspapers throughout the U.S. Over the three years ended in December 2004, approximately 60% of the Company’s revenues were derived from the print publishing segment, which is largely comprised of the global editions of The Wall Street Journal. The Company’s overall financial results are largely dependent on the operating performance of The Wall Street Journal, which, to a significant extent, is dependent upon business-to-business (B2B) advertising placed in its publications, particularly from the financial and technology sectors. The remaining 40% of total revenues are split almost equally between our general-interest community newspapers segment and our electronic publishing segment, which includes newswires, WSJ Online, indexes and other electronic operations.

We began to see a modest recovery in the global B2B advertising environment beginning in the third quarter 2003 which carried into the first two quarters of 2004. This advertising recovery stalled in the last half of 2004 and remains choppy in part due to continued weakness in B2B technology advertising and volatile financial advertising. For the full year 2004, advertising linage at The Wall Street Journal declined 0.5%, which resulted in a 6% increase in ad revenue at print publishing as the lower volume was more than offset by higher advertising rates. We posted gains in revenue, operating profits and margins in 2004 driven by improvements at all of our business segments. In addition, we are continuing to control costs, improve the quality of our products, sharpen our execution and invest in initiatives to fuel our future growth. These future growth initiatives include our planned launch in September 2005 of the Weekend Edition of the Journal and our January 2005 acquisition of MarketWatch, both of which we believe will help reduce our reliance over time on B2B financial and technology advertising.

In September 2004, we announced the September 2005 launch of the Weekend Edition of the Journal, which will be a key element of our 2005 to 2007 strategic plan. We expect the launch of the Weekend Edition will build off the success of our Weekend Journal and Personal Journal sections in growing and diversifying our advertising customer base by attracting more consumer-oriented advertisers as revenue from the Weekend Edition is expected to mainly come from consumer advertising. We have a uniquely influential and affluent audience that not only makes large B2B spending decisions but also spends heavily on personal consumption items. The Weekend Edition will enable advertisers to reach these readers in the right place at the right time – at home on the weekend – which is highly conducive to influencing their consumer spending decisions. While it is expected that this initiative will be dilutive to earnings by about 15 cents per share in 2005 and more than that in 2006 based on its first full year of operation, we believe that the Weekend Edition will be a major driver of long-term growth in revenue and earnings.

On January 21, 2005, we completed the acquisition of MarketWatch, Inc. (“MarketWatch”) for a purchase price of approximately $538 million, including direct transaction costs. MarketWatch is a leading provider of business news, financial information and analytical tools and operates two award-winning Web sites: MarketWatch.com and BigCharts.com. These free, advertising-supported sites serve approximately seven million unique visitors per month with timely market news and information. MarketWatch also operates the MarketWatch Information Services group, which is a leading licensor of market news, data, investment analysis tools and other online applications to financial services firms, media companies, and corporations. The Company intends to integrate MarketWatch into the Consumer Electronic Publishing business. The Company believes that the MarketWatch merger will complement The Wall Street Journal Online network, which provides premium business news to about three million unique visitors per month. By combining the traffic of The Wall Street Journal network of sites and MarketWatch, the Web sites are expected to have close to nine million unduplicated unique visitors per month. We expect this acquisition will be dilutive to earnings by five cents per share in 2005, reflecting higher interest and amortization costs and then accretive in our first full year of ownership in 2006, when our integration benefits are expected to take full effect.

2004 marked the final year of Business Now, our three year strategic plan, which was launched in 2002 and aimed at accelerating growth and modestly reducing cyclicality by improving operational execution and enhancing existing products and creating new ones to reach new customers, markets and channels. The cornerstone of Business Now was Today’s Journal, a package of content, organization and design changes to The Wall Street Journal that also included a new Personal Journal section. Launched in April 2002, Today’s Journal also increased total page capacity by 20% and tripled color page capacity to 24 pages a day. Today’s Journal has produced strong positive reader and advertiser response. The expanded color advertising capacity, which sells at a 27% premium to black and white advertising, drove a 20% increase in color advertising pages in 2004, to approximately eight pages per day. Since the launch of this new color capacity in January 2002, color advertising pages more than doubled. We also successfully used Today’s Journal to increase our consumer advertising to help reduce our reliance on B2B advertising. Advertising revenue in our targeted consumer categories of auto, travel, health care and luxury goods was up 14% in 2004 and 35% since 2001.

The Company’s electronic publishing segment implemented a number of Business Now initiatives to improve its products, profits and margins as well as reduce overall Company reliance on B2B advertising. On March 19, 2004, the Company acquired Alternative Investor Group for $85 million. Alternative Investor has been integrated with our newsletters operations and the recently acquired Technologic Partners business. This newly formed business provides newsletters, databases and conferences primarily to the venture capital and private-equity markets. On April 2, 2004, the Company acquired VWD, a German newswires business, for a net price of $5.4 million, expanding on Dow Jones Newswires’ local language newswire businesses. Both of these businesses will be operated as part of Dow Jones Newswires within our electronic publishing segment. In electronic publishing we have also driven significant organic growth in revenue and earnings at our Consumer Electronic Publishing and Dow Jones Indexes businesses.

Our Ottaway community newspapers segment serves relatively small, self-contained communities, outside the heavy competitive pressures of large metropolitan papers and other media. Ottaway’s strong and stable cash flow over the years has helped us weather a particularly harsh B2B ad environment in our print publishing segment. As part of our Business Now three-year plan to enhance our Ottaway property portfolio, we divested five low-growth papers in 2002, which provided after-tax proceeds of $235 million and utilized $190 million of capital loss carryforwards. The second phase of this plan was to acquire more strategic and financially attractive properties, which included the acquisitions in 2003 of The Record of Stockton, California and smaller papers in late 2002.

Finally, we continue to improve the quality and breadth of our products and services. In 2004, we have won a number of awards including two Pulitzer prizes and a number of Loeb awards for the Journal. For the second year in a row, Dow Jones Newswires was named Inside Market Data’s News Provider of the Year and won its first ever Codie Award and the Online Journal won two Codie Awards.

Consolidated Results of Operations

2004 Compared to 2003 - Consolidated

(in thousands, except per share amounts)	2004	2003	% Increase/ (Decrease)
Revenues
Advertising	$946,325	$871,817	8.5
Information services	328,708	286,863	14.6
Circulation and other	396,425	389,805	1.7

Total revenues	1,671,458	1,548,485	7.9

Operating expenses	1,509,284	1,405,572	7.4

Operating income	162,174	142,913	13.5

Non-operating (loss) income*	(4,048)	79,390	—

Income taxes	58,578	51,704	13.3

Net income	$99,548	$170,599	(41.6)

Earnings per share:
Basic	$1.22	$2.09	(41.6)
Diluted	1.21	2.08	(41.8)

*	Net of minority interests

Net Income

Net income in 2004 was $99.5 million, or $1.21 per diluted share, compared with 2003 earnings of $170.6 million, or $2.08 per share (all “per share” amounts included herein are based on reported net income and use diluted weighted-average shares outstanding). Earnings per share in 2004 included certain items affecting comparisons but taken together had no effect on earnings per share in 2004, while 2003 included certain items affecting comparisons that netted to a gain of $1.12 per share. These items are detailed further beginning on page 24.

Revenues

Revenues in 2004 increased $123 million, or 7.9%, to $1.7 billion. On a “same property” basis, meaning excluding properties divested or acquired in the past 12 months, total revenue was up 4.9%. Advertising revenue was up 8.5% and, on a same property basis, increased 7.1%, primarily reflecting strong gains in advertising rates at the U.S. Journal and volume and rate gains at our community newspapers. Information services revenues were up 15% and, on a same property basis, increased 5.2%, reflecting strong organic growth at Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Circulation and other revenue were up 1.7% and, on a same property basis, decreased slightly.

Operating Expenses

Operating expenses in 2004 increased $103.7 million, or 7.4%, to $1.5 billion. Just over one percentage point of the increase was due to the fact that 2003 expenses were reduced by an $18.4 million gain on the settlement of a business interruption insurance claim, while the remaining increase reflected incremental costs from newly acquired properties (about three percentage points), and the balance due to increases in employee compensation, newsprint usage and prices, and unfavorable changes in foreign currency exchange. Newsprint expense, on a same property basis, increased 8.5% as a result of a 6.5% increase in newsprint prices and a 1.9% increase in consumption. The number of full-time employees at December 31, 2004 was 7,143, up 2.4% from December 31, 2003, primarily reflecting additional employees from acquisitions.

Operating Income

Operating income in 2004 was $162.2 million (9.7% of revenues), up $19.3 million, or 13.5%, from 2003 operating income of $142.9 million (9.2% of revenues). The increase in operating income reflected 33% growth in operating income at our business segments, partially offset by the insurance gain in 2003, which did not recur in 2004.

Non-operating (Loss)/Income

Non-operating losses totaled $4 million in 2004 compared with non-operating income of $79.4 million in 2003. Non-operating income in 2003 included a gain of $59.8 million related to the resolution of a loss contingency related to the sale of our former Telerate subsidiary, $6.7 million of interest income related to an IRS tax refund and a gain of $18.7 million from a non-monetary exchange of interests in Wall Street Journal Europe and Handelsblatt, net of a $9.5 million charge related to the accretion of discount on a contract guarantee, while 2004 included a $6.9 million charge related to the accretion of discount on the contract guarantee, net of a $3.3 million gain on the disposition of an investment. Please see page 24 for additional information on these items.

2003 Compared to 2002 - Consolidated

(in thousands, except per share amounts)	2003	2002	% Increase/ (Decrease)
Revenues
Advertising	$871,817	$877,681	(0.7)
Information services	286,863	281,220	2.0
Circulation and other	389,805	400,272	(2.6)

Total revenues	1,548,485	1,559,173	(0.7)

Operating expenses	1,405,572	1,484,090	(5.3)

Operating income	142,913	75,083	90.3

Non-operating income*	79,390	190,164	(58.3)

Income taxes	51,704	63,741	(18.9)

Net income	$170,599	$201,506	(15.3)

Earnings per share:
Basic	$2.09	$2.41	(13.3)
Diluted	2.08	2.40	(13.3)

*	Net of minority interests

Net Income

Net income in 2003 was $170.6 million, or $2.08 per share, compared with 2002 net income of $201.5 million, or $2.40 per share. Earnings per share included certain items affecting comparisons, which netted to a gain of $1.12 per share in 2003 and a gain of $1.66 per share in 2002. These items are detailed further beginning on page 24.

Revenues

Revenues in 2003 declined $10.7 million, or 0.7%, to $1.55 billion primarily as a result of a decline in print publishing revenues. On a same-property basis, meaning excluding properties divested or acquired in the past 12 months, total revenue was down 1.1%, with advertising revenue down 1.7%. Information services revenue increased $5.6 million, or 2%, as growth at both Consumer Electronic Publishing and Dow Jones Indexes/Ventures was somewhat offset by declines in Newswires revenue. Circulation and other revenue was down 2.6%. On a same-property basis, circulation and other revenue declined 2.1% reflecting lower circulation revenue.

Operating Expenses

Operating expenses in 2003 were down $78.5 million, or 5.3%, to $1.41 billion. The reduction in expenses reflected cost-saving initiatives ($24 million); a favorable comparison ($42 million) as 2003 operating expenses included a gain on the settlement of a business interruption insurance claim, while 2002 included restructuring charges; and lower Today’s Journal costs, predominantly launch marketing spent in 2002 ($18 million). These reductions in costs were slightly offset by a net increase in expenses as a result of acquired/divested community newspapers ($5 million). On a same-property basis, newsprint expense increased a modest 0.7%, as a result of a 9.9% increase in newsprint prices and a decline in consumption of 8.4%. The number of full-time employees at December 31, 2003, was 6,975, up 2.3% from 2002, primarily reflecting the additional employees from the acquisition of The Record of Stockton, California in 2003.

Operating Income

Operating income in 2003 was $142.9 million (9.2% of revenues), up $67.8 million, or 90%, from $75.1 million (4.8% of revenues) in 2002. Contributing to the improvement were the gain on the settlement of the business interruption insurance claim, a favorable comparison to the restructuring charge in 2002, and improved results at all of the Company’s business segments.

Non-operating (Loss)/Income

Non-operating income totaled $79.4 million in 2003 compared with non-operating income of $190.2 million in 2002. Non-operating income in 2003 included a gain of $59.8 million related to the resolution of a loss contingency related to the sale of our former Telerate subsidiary, $6.7 million of interest income related to an IRS tax refund and a gain of $18.7 million from a non-monetary exchange of interests in Wall Street Journal Europe and Handelsblatt, net of a $9.5 million charge related to the accretion of discount on a contract guarantee, while non-operating income in 2002 included $197.9 million gain from the sale of businesses, net of a $11.9 million charge related to the accretion of discount on a contract guarantee. Please see page 24 for additional information on these items.

Segment Data

A summary of results of operations for each of the Company’s principal business segments as well as additional financial data is displayed in Note 13 to the financial statements. Segment data excludes restructuring charges and certain September 11-related items as management evaluates segment results exclusive of these items. Please refer to page 24 for further explanation of these items.

The Company reports the results of its operations in three segments: print publishing, electronic publishing and community newspapers. In addition, the Company reports certain administrative activities under the corporate segment.

Print Publishing

Print publishing, which is largely comprised of the global editions of The Wall Street Journal, publishes business and financial content world-wide. This content is published primarily in the U.S., Europe, Asia and Latin America editions of The Wall Street Journal and on U.S. television through a licensing arrangement with CNBC. The Company manages the global Journal operations as one segment as their products comprise the global Journal brand, and there are significant interrelationships within the editions including global management, shared news flows and workforce and a global advertising customer base, sales force and pricing. U.S. television, which represents a licensing agreement with NBC Universal to provide branding, news content and on-air expertise to CNBC, is a further extension of the Journal brand and content. U.S. television contributes a significantly higher operating margin than the publications within the segment since it largely represents incremental revenue for the global Journal content and branding. The Company also includes the operations of Barron’s within print publishing instead of reporting them separately because of their relative immateriality to the Company’s results on a consolidated basis and because Barron’s shares services with and its operations are similar to the global Journal.

2004 Compared to 2003 – Print Publishing

(dollars in thousands)	2004	2003	% Increase/ (Decrease)
Revenues
U.S. Publications:
Advertising	$606,649	$570,351	6.4
Circulation and other	260,375	263,300	(1.1)

Total for U.S. publications	867,024	833,651	4.0

International Publications:
Advertising	48,630	47,674	2.0
Circulation and other	33,179	34,143	(2.8)

Total for International publications	81,809	81,817

Total Print Publishing revenues	948,833	915,468	3.6
Expenses	917,348	907,389	1.1

Operating income	$31,485	$8,079	—

Operating margin	3.3%	0.9%

Included in expenses:
Depreciation and amortization	$65,335	$67,054	(2.6)

Statistical information:
Advertising volume increase/(decrease)

	2004	2003
The Wall Street Journal
General	2.5%	(0.6)%
Technology	(24.1)	(2.7)
Financial	7.0	(15.8)
Classified	8.9	14.1
Total	(0.5)	(1.3)

The Asian Wall Street Journal	(3.3)	2.0
The Wall Street Journal Europe	(3.5)	9.3
Barron’s	11.7	(16.0)

Revenues

Print publishing revenues for 2004 increased $33.4 million, or 3.6%, to $948.8 million, reflecting advertising revenue gains at the U.S. publications.

U.S. print publication revenue increased $33.4 million, or 4%, to $867 million. U.S. print publication advertising revenue increased $36.3 million, or 6.4%, to $606.6 million, despite a 0.5% decrease in advertising linage at The Wall Street Journal as a result of higher ad yield (or revenue per page). General advertising, which represented about 43% of total U.S. Wall Street Journal linage, increased 2.5%, which combined with higher rates yielded an increase in ad revenue of 11% in 2004. The increase in general ad volume was driven by a 4% increase in consumer advertising linage and a 13% increase in consumer ad revenue, with gains in luxury and pharmaceuticals advertising, partially offset by a decline in auto advertising. Financial advertising, which accounted for 18% of total Journal linage, increased 7% with ad revenue up 15% in 2004. Financial ad volume improved as a result of strong gains in wholesale advertising coupled with increases in retail mutual funds advertising partially offset by weakness in banks and savings and loan advertising. Technology advertising, which represented 15% of total U.S. Journal linage, fell 24.1% while ad revenue fell 18% as ad rates improved despite softness in nearly all technology categories. Classified and other advertising linage, which represented about 24% of total U.S. Journal linage, increased 8.9% while ad revenue increased about 12%, driven by strong increases in real estate advertising coupled with increases in classified advertising. Color advertising pages increased 20%, and color premium revenue was up 34%.

Circulation and other revenue for U.S. print publications decreased $2.9 million, or 1.1%, to $260.4 million in part due to lower contractual printing for third parties and slightly lower circulation revenue reflecting somewhat more discounted rates. Average circulation for 2004 for The Wall Street Journal was 1,810,000 compared with circulation of 1,792,000 in 2003. Barron’s average circulation was 299,000 in 2004 compared with 297,000 in 2003.

Revenues at our international publications were flat, as revenue increases at the international editions of the Journal were offset by revenue declines at the Far Eastern Economic Review (FEER), largely due to repositioning of their operations in the fourth quarter of 2004 from a weekly magazine to a monthly publication. International print publication advertising revenues increased $1 million, or 2%, to $48.6 million, as gains in advertising rates were partially offset by a decrease in advertising volume at The Asian Wall Street Journal and The Wall Street Journal Europe and the lower revenue from FEER. International print circulation and other revenues decreased $1 million, or 2.8%, to $33.2 million, in part due to lower conferences revenue and circulation revenue at FEER. Combined average circulation for the International Journals was 167,000 in 2004 compared with 168,000 in 2003.

Expenses

Print publishing expenses in 2004 were held to a $10 million, or 1.1%, increase to $917.3 million, as modest growth in employee compensation and higher newsprint costs were mitigated by lower costs related to the repositioning of FEER operations and lower depreciation expense. Newsprint expense was up 8% as a result of a 6% increase in newsprint prices coupled with a 1.9% increase in consumption.

Operating Income

Print publishing operating income in 2004 was $31.5 million (3.3% of revenues) an improvement of $23.4 million compared with operating income of $8.1 million (0.9% of revenues) in 2003 as increased profits at the U.S. Journal and U.S television were partially offset by higher losses overseas, in part due to unfavorable foreign currency translation costs.

2003 Compared to 2002 – Print Publishing

(dollars in thousands)	2003	2002	% Increase/ (Decrease)
Revenues
U.S. Publications:
Advertising	$570,351	$585,851	(2.6)
Circulation and other	263,300	272,100	(3.2)

Total for U.S. publications	833,651	857,951	(2.8)

International Publications:
Advertising	47,674	54,832	(13.1)
Circulation and other	34,143	36,087	(5.4)

Total for International publications	81,817	90,919	(10.0)

Total Print Publishing revenues	915,468	948,870	(3.5)
Expenses	907,389	956,928	(5.2)

Operating income (loss)	$8,079	$(8,058)	—

Operating margin	0.9%	(0.8)%

Included in expenses:
Depreciation and amortization	$67,054	$71,568	(6.3)

Statistical information:
Advertising volume increase/(decrease)

	2003	2002
The Wall Street Journal
General	(0.6)%	(7.9)%
Technology	(2.7)	(30.4)
Financial	(15.8)	(28.2)
Classified	14.1	(6.8)
Total	(1.3)	(17.6)

The Asian Wall Street Journal	2.0	(24.0)
The Wall Street Journal Europe	9.3	(22.6)
Barron’s	(16.0)	(10.4)

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

General advertising linage, which represented 42% of 2003 total U.S. Wall Street Journal linage, was down 0.6% in 2003, largely reflecting declines in public utility advertising offset by increases in passenger travel, pharmaceuticals and insurance advertising. Technology advertising, which represented 20% of total 2003 Journal linage, fell 2.7% in 2003, despite gains of 13% in the latter half of the year. The year-over-year decrease in technology advertising was the result of declines in personal computer advertising, B2B e-commerce advertising and hardware advertising, partially offset by improvements in software and communications advertising. Financial advertising, which represented 17% of total 2003 Journal linage, fell 15.8% in 2003, primarily resulting from declines in investment advisory and tombstone advertising somewhat offset by an increase in broker advertising. Despite the decline for the full year, financial advertising began to show positive results as fourth quarter ad linage increased 7%. Classified advertising, which represented the remaining 21% of linage, increased 14.1% in 2003, due to improvements in real estate advertising and other classified advertising. Color advertising, which is billed at a premium, was up 28% over 2002.

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

Electronic Publishing

Electronic publishing, which electronically distributes business and financial news and information includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures, all of which are expected to have similar long-term economic characteristics. Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites as well as the Company’s licensing/business development and radio/audio businesses. Revenues in the electronic publishing segment are mainly subscription-based and represented about 20% of the Company’s revenues over the three years ended in 2004.

2004 Compared to 2003 – Electronic Publishing

(dollars in thousands)	2004	2003	% Increase/ (Decrease)
Revenues
Dow Jones Newswires:
North America	$192,375	$170,267	13.0
International	55,698	42,803	30.1

Total Newswires revenues	248,073	213,070	16.4

Consumer Electronic Publishing	79,710	68,716	16.0
Dow Jones Indexes/Ventures	53,398	40,246	32.7

Total Electronic Publishing revenues	381,181	322,032	18.4

Expenses	302,147	254,161	18.9

Operating income	$79,034	$67,871	16.4

Operating margin	20.7%	21.1%

Included in expenses:
Depreciation and amortization	$27,732	$26,263	5.6

Statistical:
Dow Jones Newswires terminals	298,000	293,000	1.7
WSJ.com subscribers	712,000	689,000	3.3

Revenues

Electronic publishing revenues in 2004 increased $59.1 million, or 18%, to $381.2 million, primarily as a result of business acquisitions at Dow Jones Newswires and revenue gains at Dow Jones Indexes/Ventures and Consumer Electronic Publishing.

Dow Jones Newswires revenue increased $35 million, or 16%, to $248.1 million, due to recent acquisitions. Excluding recent acquisitions, Dow Jones Newswires revenues were relatively flat. English-language terminals carrying Dow Jones Newswires at December 31, 2004, were 298,000 compared with 293,000 at December 31, 2003. North American terminals increased by 1,000 and International terminals increased by 4,000.

Consumer Electronic Publishing revenue increased $11 million, or 16%, to $79.7 million on a 26% increase in advertising revenue coupled with increases in licensing revenue and WSJ.com subscriber revenue. At the end of December 2004, the number of WSJ.com subscribers reached a record 712,000, an increase of 3.3% from a year earlier. Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes and reprints/permissions businesses, increased $13.2 million, or 33%, to $53.4 million, driven by increases in Indexes revenue (40%) and in reprints and permissions revenue (19%).

Expenses

Electronic publishing expenses were up $48 million, or 19%, to $302.1 million, primarily as a result of incremental expenses from recent acquisitions (comprising nearly two thirds of the increase) as well as an increase in employee compensation.

Operating Income

Electronic publishing’s operating income was $79 million (20.7% of revenues), an improvement of $11.2 million, or 16%, over 2003 operating income of $67.9 million (21.1% of revenues). The improvement was driven by increased profits at Consumer Electronic Publishing, Dow Jones Indexes/Ventures and from recent acquisitions.

2003 Compared to 2002 – Electronic Publishing

(dollars in thousands)	2003	2002	% Increase/ (Decrease)
Revenues
Dow Jones Newswires:
North America	$170,267	$177,706	(4.2)
International	42,803	44,519	(3.9)

Total Newswires revenues	213,070	222,225	(4.1)

Consumer Electronic Publishing	68,716	55,693	23.4
Dow Jones Indexes/Ventures	40,246	31,573	27.5

Total Electronic Publishing revenues	322,032	309,491	4.1

Expenses	254,161	248,628	2.2

Operating income	$67,871	$60,863	11.5

Operating margin	21.1%	19.7%

Included in expenses:
Depreciation and amortization	$26,263	$25,374	3.5

Statistical:
Dow Jones Newswires terminals	293,000	308,000	(4.9)
WSJ.com subscribers	689,000	679,000	1.5

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

Community Newspapers

Community newspapers includes the operations of Ottaway Newspapers, which publishes 15 daily newspapers and over 30 weekly newspapers and “shoppers” in nine states in the U.S. Community newspapers comprised roughly 20% of the Company’s revenues over the three years ended in 2004.

During 2002, the Company sold five low-growth community newspaper properties, completing the divestiture phase of its strategy to enhance the Ottaway Newspaper portfolio. The Company reinvested a portion of these proceeds with the purchase of The Ashland Tidings and The Medford Nickel, two small publications in southern Oregon, in October 2002 and in May 2003, the purchase of The Record of Stockton, California, enhancing the Company’s community newspaper portfolio.

2004 Compared to 2003 – Community Newspapers

(dollars in thousands)	2004	2003*	% Increase/ (Decrease)
Revenues
Advertising
Comparable operations	$242,249	$224,845	7.7
Divested/newly-acquired operations	13,517	2,616	—

Total advertising revenues	255,766	227,461	12.4

Circulation and other
Comparable operations	83,234	83,107	0.2
Divested/newly-acquired operations	2,444	417	—

Total circulation and other revenues	85,678	83,524	2.6

Total Community Newspapers revenues	341,444	310,985	9.8

Expenses
Comparable operations	240,166	227,728	5.5
Divested/newly-acquired operations	12,163	2,264	—

Total Community Newspapers expenses	252,329	229,992	9.7

Operating income
Comparable operations	85,317	80,224	6.3
Divested/newly-acquired operations	3,798	769	—

Total Community Newspapers operating income	$89,115	$80,993	10.0

Operating margin
Comparable operations	26.2%	26.1%
Divested/newly-acquired operations	23.8%	25.4%

Included in expenses:
Depreciation and amortization
Comparable operations	$10,889	$11,887	(8.4)
Divested/newly-acquired operations	786	163	—

Statistical information
Advertising volume year-over-year percentage change**
Dailies	2.9%	(2.5)%
Non-Dailies	10.1	2.9
Overall	4.2	(1.6)

*	Amounts in 2003 have been reclassified between comparable and divested/newly-acquired operations to conform with comparable operations in 2004.
**	Percentage excludes Ottaway properties divested or acquired in the past 12 months.

Revenues

Community newspapers 2004 revenue was up $30.5 million, or 9.8%, to $341.4 million reflecting in part newly-acquired properties. On a same property basis, revenue increased $17.5 million, or 5.7%. Same property advertising revenue increased $17.4 million, or 7.7%, to $242.2 million, primarily reflecting an increase in advertising linage, as well as average advertising rates and preprint revenue. Same property circulation and other revenue increased slightly, to $83.2 million.

Expenses

Community newspaper expenses in 2004 increased $22.3 million, or 9.7%, to $252.3 million, partially reflecting newly-acquired properties. On a same property basis, expenses increased $12.4 million, or 5.5%, as a result of increases in compensation expense, newsprint and outside service costs. Newsprint expense, on a same property basis, increased 10.2% as a result of an 8.2% increase in newsprint prices coupled with an increase in consumption of 1.8%.

Operating Income

Community newspapers operating income in 2004 was $89.1 million (26.1% of revenues) compared with 2003 operating income of $81 million (26.0% of revenues). On a same property basis, 2004 operating income of $85.3 million (26.2% of revenues) increased 6.3% from $80.2 million (26.1% of revenues) in 2003.

2003 Compared to 2002 – Community Newspapers

(dollars in thousands)	2003	2002	% Increase/ (Decrease)
Revenues
Advertising
Comparable operations	$203,136	$199,919	1.6
Divested/newly-acquired operations	24,325	15,707	54.9

Total advertising revenues	227,461	215,626	5.5

Circulation and other
Comparable operations	79,100	78,719	0.5
Divested/newly-acquired operations	4,424	6,467	(31.6)

Total circulation and other revenues	83,524	85,186	(2.0)

Total Community Newspapers revenues	310,985	300,812	3.4

Expenses
Comparable operations	208,282	204,638	1.8
Divested/newly-acquired operations	21,710	16,919	28.3

Total Community Newspapers expenses	229,992	221,557	3.8

Operating income
Comparable operations	73,954	74,000	(0.1)
Divested/newly-acquired operations	7,039	5,255	33.9

Total Community Newspapers operating income	$80,993	$79,255	2.2

Operating margin
Comparable operations	26.2%	26.6%
Divested/newly-acquired operations	24.5%	23.7%

Included in expenses:
Depreciation and amortization
Comparable operations	$10,375	$11,069	(6.3)
Divested/newly-acquired operations	1,675	681	—

Statistical information
Advertising volume year-over-year percentage change*
Dailies	(2.5)%	(1.7)%
Non-Dailies	2.9	(2.5)
Overall	(1.6)	(1.8)

*	Percentage excludes Ottaway properties divested or acquired in the past 12 months.

Revenues

Community newspapers revenue in 2003 increased 3.4%, to $311 million, principally reflecting incremental revenue from newly-acquired newspapers. On a same-property basis, revenue increased 1.3%. Same-property advertising revenue increased 1.6% as an overall linage decrease was more than offset by rate increases and increases in preprint and other advertising revenue. Circulation and other revenue decreased 2%, reflecting a net reduction from divested/newly-acquired operations. Circulation and other revenue on a same-property basis increased less than 1%. Average daily circulation was about 379,000 in 2003 compared to 384,000 in 2002.

Expenses

Community newspapers 2003 expenses increased 3.8%, to $230 million, reflecting in part newly-acquired properties. Expenses on a same-property basis were up 1.8% as a result of higher employee salary and benefit costs as well as an increase in newsprint costs. Newsprint expense on a same-property basis was up 4.9% as a result of a 9.1% increase in prices partially offset by a 3.9% decrease in newsprint consumption. The number of full-time employees in this segment was up 13% from December 31, 2002, reflecting the acquisition of The Record of Stockton, California.

Operating Income

Operating income in 2003 was $81 million (26% of revenues), up 2.2% from 2002 operating income of $79.3 million (26.3% of revenues). On a same-property basis, operating income of $74 million (26.2% of revenues) was flat with 2002 operating income of $74 million (26.6% of revenues).

Certain Items Affecting Comparisons

The following table summarizes certain items affecting comparisons by year.

	2004			2003					2002
(in millions, except per share amounts)	Operating	Net	EPS	Operating	Net		EPS		Operating	Net	EPS
Included in operating income: (a)
Restructuring charges	$(6.7)	$(4.0)	$(.05)						$(26.9)	$(15.8)	$(.18)
World Financial Center/September 11-related:
Reversal of lease obligation reserve - WFC	2.8	1.7	.02
Insurance claim				$18.4	$11.1		$.14		3.1	1.8	.02

Included in non-operating income:
Equity method investments: (b)
CNBC International gains										3.9	.05
Restructuring/workforce reductions at Factiva and CNBC International										(1.6)	(.03)
Lease termination charge at SmartMoney										(0.9)	(.01)

Gain on disposition of investment (c)		1.8	.02
Gain on resolution of Telerate sale loss contingencies (d)					59.8		.73
Sale of five Ottaway properties (e)										164.1	1.94
Contract guarantee (f)		(6.9)	(.08)		(9.5)		(.12)			(11.9)	(.14)
Gain on non-monetary exchange of interests in WSJ Europe and Handelsblatt (g)					11.4		.14

Certain income tax matters (h)		7.2	.09		19.5		.24

Total	$(3.9)	$(0.3)*	$—	$18.4	$92.2	*	$1.12	*	$(23.8)	$139.6	$1.66 *

*	The sum of the individual amounts does not equal the total due to rounding.

(a) Restructuring charges and September 11-related items, net

Restructuring charges

In the fourth quarter of 2004, the Company recorded a restructuring charge of $6.7 million ($4.0 million after taxes, or $.05 per diluted share) primarily reflecting employee severance related to a workforce reduction of about 100 employees. This charge principally related to the Company’s decision to reposition the Far Eastern Economic Review from a weekly magazine to a monthly publication beginning in December 2004, with the balance related to headcount reductions in circulation and international operations. Annualized cost savings associated with this workforce reduction are expected be about $6 million.

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

World Financial Center/September 11-related

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

Reversal of lease obligation reserve – World Financial Center (WFC)

In the fourth quarter 2001, the Company recorded a charge of $32.2 million as a result of its decision to permanently re-deploy certain personnel and abandon four of seven floors that were leased at its World Financial Center headquarters. This charge primarily reflected the Company’s rent obligation through May 2005 on this vacated space.

In the first quarter 2004, the Company decided to extend the term of its lease for one of the floors that was previously abandoned and re-occupy this floor with personnel from another New York location, whose lease term was expiring. As a result, the Company reversed $2.8 million ($1.7 million, net of taxes, or $.02 per diluted share) of the remaining lease obligation reserve of the previously abandoned floor at WFC.

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

In the second quarter of 2003, the Company recorded a gain of $18.4 million ($11.1 million after taxes, or $.14 per share) reflecting the settlement of its business interruption insurance claim for loss of operating income suffered as a result of the terrorist attacks on the World Trade Center.

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

(c) Gain on disposition of investment

On April 2, 2004, simultaneous with the Company’s acquisition of the remaining interest in the news operations of Vereinigte Wirtschaftsdienste GmbH (“vwd”), vwd sold its non-news assets to a third party, resulting in cash proceeds to the Company of $6.7 million. The Company was a minority shareholder in vwd.

As a result of this sale, the Company recorded an after-tax gain of $1.8 million, or $.02 per diluted share, in the second quarter of 2004.

(d) Gain on resolution of Telerate sale loss contingencies

In the first quarter of 2003, the Company recorded a gain of $59.8 million ($.73 per diluted share) on the resolution of certain loss contingencies resulting from the sale of its former Telerate subsidiary to Bridge Information Systems. The reserve for loss contingencies was established as part of the loss on the sale of Telerate in 1998 and related to various claims that arose out of the Stock Purchase Agreement, including a purchase price adjustment related to working capital, an indemnification undertaking and other actual and potential claims and counter-claims between the Company and Bridge. In February 2001, Bridge declared bankruptcy. In March 2003, these matters were resolved by the bankruptcy court, and the Company’s contingent liabilities were thereby extinguished.

(e) Gains on sale of Ottaway properties

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

(f) Contract guarantee

In 1998, the Company completed the sale of its former subsidiary, Telerate, to Bridge Information Systems, Inc. (Bridge). Under the terms of the sale, Dow Jones retained its guarantee of payments under certain circumstances of certain annual minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC) under contracts entered into during the period when Telerate was a subsidiary of Dow Jones (contract guarantee). The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions. Bridge agreed to indemnify Dow Jones for any liability Dow Jones incurred under the contract guarantee with respect to periods subsequent to Bridge’s purchase of Telerate. However, Bridge filed for bankruptcy protection on February 15, 2001, after unsuccessful attempts to reorganize its operations and arrange for additional financing.

Dow Jones believes that Cantor and MDC have the obligation to cover, mitigate or otherwise reduce and/or avoid any losses or damages under these circumstances, including by securing the best possible commercial terms for the supply of the subject data to a third party or parties. Cantor and MDC deny that they have this obligation. Dow Jones believes that any and all amounts which are received by Cantor and/or MDC in respect of such data would reduce any liability that Dow Jones might have under the contract guarantee. As of December 31, 2000, there was a high degree of uncertainty, however, as to what value the data might have in the marketplace; whether an agreement would be reached by Cantor and/or MDC to supply the data to a third party or parties, the financial position of such party or parties; the timing of any such agreement, and various related factors. Therefore, it was not possible for Dow Jones to determine with any certainty that any such offsets would in fact be realized, or at what time or in what amounts. Consequently, in December 2000, the Company established a reserve in the amount of $255 million representing the present value of the total estimated annual minimum payments of about $300 million over the remainder of the contract (through October 2006 and using a discount rate of approximately 6%).

Earnings in 2004, 2003 and 2002 included accretion charges of $6.9 million, $9.5 million and $11.9 million, respectively, which has increased the reserve balance as of December 31, 2004, to $260.7 million. The Company has classified $219.3 million of this reserve as current based on the original due dates of the contract.

On November 13, 2001, the Company instituted a lawsuit in the Supreme Court of the State of New York against MDC and Cantor seeking a declaratory judgment with respect to the Company’s obligations, if any, under the guarantee. In this lawsuit the Company has asked the court to find that the Company does not and will not owe any payment under the contract guarantee through October 2006. In the alternative, the Company has asked the court to find that if any amount is owed, it must be reduced by amounts that Cantor and MDC receive or should have received from other distribution of the data. MDC has asserted counterclaims demanding payment of $10.2 million (allegedly the balance owed by Telerate on November 15, 2001), interest, attorneys’ fees, specific performance of the guarantee, and a declaratory judgment as to the validity and interpretation of the guarantee through October 2006.

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

The trial court in January 2003 denied motions by each of the parties that their own claims for relief be granted and the competing claims be dismissed. Appeals from those decisions were not pursued and discovery has concluded. Dispositive motions are being briefed, with argument before the court scheduled for the first quarter of 2005. The trial is currently scheduled to begin in June 2005.

Due to the stage of the lawsuit at December 31, 2004, it is not possible to determine whether the court will find that any obligation the Company had under the guarantee may be dismissed or reduced. Accordingly, the Company believes the balance of the reserve continues to be appropriate. While it is not possible to predict with certainty the ultimate outcome of this litigation, the Company believes the likelihood of a loss exceeding the amount reserved is remote; however, it is possible that such loss could be less than the amount reserved.

(g) Gain on non-monetary exchange of interests in WSJ Europe and Handelsblatt

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

The Company and the von Holtzbrinck Group are in negotiations to further exchange in 2005 our cross shareholdings so as to return the Company to full ownership of The Wall Street Journal Europe and of its 41% interest in HB-Dow Jones S.A. and eliminate the Company’s 10% ownership of Handelsblatt.

(h) Certain income tax matters

2004 Income tax matters

Income tax expense included tax benefits of $5.7 million, or $.07 per share, in the fourth quarter 2004 and $1.5 million, or $.02 per diluted share, in the third quarter 2004, as a result of the favorable resolution of certain federal tax matters.

2003 Income tax matters

In the third quarter of 2003, the Internal Revenue Service (“IRS”) completed its audit of the Company’s tax returns for the 1995 through 1998 tax periods, which had been amended for additional tax refunds. In October 2003, the Company received notification that the Congressional Joint Committee on Taxation had approved these claims for tax refunds of approximately $24 million. The Company received these refunds plus interest of approximately $6.7 million in the fourth quarter of 2003. Pursuant to the settlement of these claims, in the third quarter of 2003, the Company recorded an adjustment of $25 million to its tax reserve balance as a result of the resolution of certain tax matters and recorded interest income of $6.7 million ($4.0 million, net of taxes). The Company also recorded a provision of $9.5 million in the third quarter for loss contingencies relating to recent developments in certain other tax matters. The net effect of these items was an increase in net income of $19.5 million, or $.24 per share.

Non-operating (Losses)/Income

Other Income/Deductions

Interest expense, net of investment income in 2004 was $3.2 million compared to investment income, net of interest expense of $4.9 million in 2003 and net interest expense in 2002 of $2.7 million. The negative swing in 2004 was primarily related to the inclusion in 2003 of interest received on an IRS tax refund of approximately $6.7 million.

Equity in Earnings (Losses) of Associated Companies

The Company’s share of equity in earnings of associated companies in 2004 was $2.4 million compared with earnings of $2.9 million in 2003. The lower earnings primarily resulted from increased losses at CNBC International which was somewhat offset by improved results at Factiva, SmartMoney and Vedomosti.

The Company’s share of equity in earnings of associated companies in 2003 was $2.9 million compared with losses of $0.5 million in 2002. Improved results at SmartMoney, STOXX and F.F. Soucy were somewhat offset by a decline in earnings at Factiva and an increase in losses at CNBC International.

Income Taxes

The following table presents the effective income tax rates, net of minority interests:

	2004	2003	2002
Effective income tax rate	37.0%	23.3%	24.0%
Effective income tax rate excluding items identified in the table below	39.8%	39.0%	39.7%

The effective income tax rate over these years was affected by a number of capital loss/gain transactions and certain income tax matters, which are detailed below.

	2004			2003			2002
(dollars in millions)	Income Taxes	Pretax Income	Effective Tax Rate	Income Taxes	Pretax Income	Effective Tax Rate	Income Taxes	PreTax Income	Effective Tax Rate
Reported	$58.6	$158.1	37.0%	$51.7	$222.3	23.3%	$63.7	$265.2	24.0%
(net of minority interests)

Adjusted to remove:
Cantor guarantee		(6.9)			(9.5)			(11.9)
Gain on resolution of Telerate sale loss contingencies					59.8
Sale of ONI properties							33.8	197.9
CNBC International capital gains								3.9
Certain income tax matters	(7.2)			(12.8)	6.7

Adjusted	$65.8	$165.0	39.8%	$64.5	$165.3	39.0%	$29.9	$75.3	39.7%

Capital Loss Carryforward

As of December 31, 2004, the Company had a capital loss carryforward remaining of about $435 million (a deferred tax asset of about $165 million with a full valuation allowance). About $148 million of this loss carryforward is recognized for tax purposes and expires in 2006. The remaining $287 million of capital loss carryforward, which primarily relates to the Cantor contract guarantee obligation, will be recognized for tax purposes only to the extent, if any, that the Company is required to make payment. If the Company is required to make any such payment, the resulting loss carryforward will be available for use five years from the year it is recognized.

The Company could not conclude that it was more likely than not it would realize any net tax savings from capital loss carryforward prior to their expiration and believes the full valuation allowance reserve was appropriate at December 31, 2004.

Liquidity and Capital Resources

Cash Flow Summary

(in millions)	2004	2003	2002
Net cash provided by operating activities	$251.9	$220.3	$146.3
Net cash (used in) provided by investing activities	(174.4)	(216.0)	158.5
Net cash used in financing activities	(82.2)	(19.8)	(285.7)
Effect of currency exchange rate changes on cash	(1.5)	(0.4)	(0.7)

(Decrease) increase in cash and cash equivalents *	(6.3)	(15.8)	18.3
Cash and cash equivalents at beginning of the year	23.5	39.3	21.0

Cash and cash equivalents at December 31	$17.2	$23.5	$39.3

*	The sum of the individual amounts does not equal the total due to rounding.

Cash provided by operating activities in 2004 was $251.9 million, which was up $31.6 million, or 14%, from net cash provided by operations in 2003, primarily reflecting higher operating income and increases in cash as a result of changes in working capital reflecting higher subscriptions received and lower payments related to employee benefits offset by higher income taxes paid in 2004 relative to 2003. Cash provided by operations was $220.3 million in 2003, up $74 million, or 51%, from cash provided by operations of $146.3 million in 2002. The improvement was primarily the result of higher operating income coupled with lower income taxes paid, partially offset by increased funding of $27.4 million in defined benefit pension plans.

Net cash used in investing activities was $174.4 million in 2004, mainly reflecting the business acquisitions totaling $98 million (mainly Alternative Investor for $85 million) and capital expenditures of $76 million. Net cash used in investing activities was $216 million in 2003, compared with net cash provided by investing activities of $158.5 million in 2002. Net cash used in investing activities in 2003 primarily reflected the $146 million acquisition of The Record of Stockton, California, capital expenditures of $55.9 million and the funding of equity investees. Net cash provided by investing activities in 2002 included pretax proceeds from the sales of the five Ottaway properties of $244 million and proceeds from an insurance claim of $16.9 million, net of clean-up costs, related to its World Financial Center property damage claim. Capital expenditures totaled $77.7 million in 2002.

Net cash used in financing activities in 2004 was $82 million, including the payment of $82 million in dividends to shareholders, and a net decrease in debt of $7 million partially offset by proceeds from sales under stock compensation plans of $11 million. Net cash used in financing activities was $20 million in 2003 compared with $286 million in 2002. Cash outlays in 2003 included the payment of $82 million in dividends to shareholders and the repurchase of shares of treasury stock of $21 million. Sources of cash from financing activities in 2003 included a net increase in debt of $65 million, proceeds from sales under stock compensation plans of $12 million, as well as the receipt of $7 million from a minority shareholder to fund a subsidiary, net of distributions. Cash outlays in 2002 include $143 million to repurchase 3.2 million of the Company’s shares, the payment of $84 million in dividends to shareholders and the net reduction in debt of $81 million.

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

As of December 31, 2004, the balance of the reserve for the contract guarantee was $260.7 million. The Company has classified $219.3 million of this reserve as current based on the original due dates of the contract. Due to the stage of the lawsuit at December 31, 2004, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced. Accordingly, the Company believes the balance of the reserve continues to be appropriate.

Subsequent Event

On January 21, 2005, the Company completed its acquisition of MarketWatch, Inc. (“MarketWatch”) for a purchase price of approximately $538 million, including transaction costs. This represents a purchase price of $18 per diluted common share and was financed by $439 million of commercial paper borrowings, with the balance funded in cash by the Company, including cash received from MarketWatch. The commercial paper borrowings, which were refinanced in part with the proceeds of a $225 million 3.875% three-year bond offering that occurred during the first quarter of 2005, are supported by a $260 million 60-day revolving credit facility dated January 20, 2005 and $440 million of multi-year revolving credit facilities.

In 2005, the Company expects its beginning cash balance and cash provided by operations to be sufficient to meet its normal recurring operating commitments, fund capital expenditures of about $70 million and pay dividends. After funding capital expenditures and dividends, the Company anticipates generating about $100 million of excess cash flow from operations, which it expects will be used to reduce its higher debt level as a result of the MarketWatch acquisition. As previously disclosed, a trial date for the Cantor contract guarantee legal proceeding is set to begin in mid-2005. In the event there is an adverse judgment against the Company it would likely be appealed. If any significant amounts are ultimately considered due, they would likely be financed through issuance of additional debt.

In addition to the bond offering mentioned above, if necessary, the Company’s liquidity requirements may be funded through the issuance of commercial paper, bank loans or long-term notes under a $300 million shelf registration statement filed with the Securities and Exchange Commission. In addition to the 60 day credit facility for $260 million that expires on March 20, 2005, the Company can borrow up to $440 million under its multi-year credit facilities, $140 million through June 24, 2006, and $300 million through June 24, 2009. The Company’s borrowing capacity is limited by certain debt covenants, based on cash flow measures. As of year-end 2004, the Company’s indebtedness was approximately $559 million less than the maximum borrowing allowed under the debt covenants.

Total debt outstanding at December 31, 2004, which was in the form of commercial paper, was $145.8 million, of which $135.8 million was classified as long-term, as it was the Company’s intent to refinance this obligation on a long-term basis.

Following the announcement of the MarketWatch acquisition, the credit ratings agencies lowered our senior unsecured credit ratings. They are as follows:

Credit Ratings

	Long Term	Short Term
Standard & Poor’s	A-	A-2
Moody’s	A2	P-1
Fitch	A	F1

Contractual Obligations

The following table summarizes our outstanding contractual obligations, excluding the contractual guarantee to Cantor/MDC discussed above, as of December 31, 2004:

	Payments due by period
(in millions)	2005	2006-2008	2009-2011	2012 and thereafter	Total
Debt (1)	$146				$146
Lease commitments (2)	53	$101	$67	$92	313
Purchase commitments (3)	98	205	126	84	513

Total	$297	$306	$193	$176	$972

(1)	Debt represents borrowings in the form of commercial paper, $136 million of which is classified as long-term because the Company has the intent and ability to refinance this obligation on a long-term basis.

(2)	Minimum rental commitments under noncancellable leases comprise the majority of the lease obligations presented above. The Company expects to fund these commitments with existing cash and cash flows from operations.

(3)	Purchase commitments primarily represent obligations to purchase newsprint and capital expenditures. The newsprint purchases reflect long-term commitments to purchase certain minimum amounts of tonnage over time. The Company has discretion as to the timing of such newsprint purchases and the amounts presented are estimated based on 2005 newsprint prices. The Company expects to fund these commitments with existing cash and cash flows from operations.

Additional information regarding our financial commitments at December 31, 2004 is provided in the Notes to our Financial Statements. See Note 4 – Contract Guarantee, Note 7 – Debt, Note 11 – Pension and Other Postretirement Plans, and Note 12 – Commitments and Contingencies.

Market Risk

In December 2004, the Company entered into foreign currency exchange forward contracts to exchange US$23.9 million for 12.5 million British pounds and US$18.7 million for 14.0 million euro.

These contracts, which expire ratably over 2005, are designated as cash flow hedges of anticipated operating expenses that are denominated in these foreign currencies. Revenues of the Company are largely collected in U.S. dollars. These contracts are entered into to protect against the risk that operating expenses will be adversely affected by devaluation in the U.S. dollar relative to these currencies. Realized gains or losses on foreign currency forward contracts are recognized currently through income and generally offset the transaction losses or gains on the foreign currency cash flows which they are intended to hedge.

The Company also enters into foreign currency forward exchange contracts to limit the cash flow and earnings volatility that results from remeasuring certain foreign currency payables at prevailing exchange rates. The unrealized gains or losses of these forward contracts are recognized in Other, net in the income statement. The forward contract acts as an economic hedge by increasing in value when the underlying foreign currency payable decreases in value and conversely decreases in value when the underlying foreign currency payable increases. As of December 31, 2004, the Company had forward currency exchange contracts outstanding to exchange 11 million British pounds for $21.1 million, which are due to expire in the first quarter of 2005.

The Company’s commercial paper outstanding of $145.8 million at December 31, 2004, is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates. At December 31, 2004, interest rates outstanding ranged from 1.72% to 2.38%, with a weighted-average of 2.06%. This debt matures in the first quarter of 2005.

Recent Accounting Pronouncements

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (Medicare Act) which supersedes FSP 106-1 issued in January 2004 with the same title (FSP 106-2). FSP 106-2 provides guidance on the accounting for the Medicare Act and is effective for the first interim or annual period beginning after June 15, 2004. The Medicare Act became law in December 2003 and introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit that is at least “actuarially equivalent” to the Medicare benefit. The Company determined that its retiree health-care plans provide a benefit that is “actuarially equivalent” to the Medicare benefit. Accordingly, in the second quarter of 2004, the Company remeasured its postretirement obligation as of January 1, 2004 factoring in this expected benefit from Medicare as a result of the adoption of FSP 106-2. The remeasurement resulted in a reduction of the Company’s accumulated postretirement benefit obligation by $24 million and reduced its annual 2004 postretirement expense by $3.6 million (a reduction of service cost by $1.2 million, interest cost by $1.5 million and recognized actuarial loss by $0.9 million). See Note 11 for more information.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). This statement eliminates the alternative to apply the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), to stock compensation awards issued to employees. Rather, FAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized in the consolidated statement of income over the period during which an employee is required to provide services in exchange for the award, usually the vesting period. There are various methods of adopting 123R and the Company has not yet determined which method it will use. FAS 123R will be effective for the Company beginning July 1, 2005.

In the fourth quarter of 2004, the Company, with approval from its Board of Directors, announced the acceleration of 2.2 million stock options, representing all unvested options granted and outstanding after 2002. The Company’s decision to accelerate the vesting of certain outstanding stock option grants was made as part of a broad review of long-term incentive compensation in light of changes in market practices and upcoming accounting changes. Other changes to be implemented beyond accelerating the vesting of certain options include reducing overall equity grant levels, a change in the mix of grants, and applying a three-year “cliff” vesting schedule to future grants of stock options. All in, the effect of these changes, combined with an expected July stock option expensing implementation date, is expected to result in a $6 million increase in expense to the Company in 2005.

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

Revenue recognition from subscriptions to the Company’s print publications and information services is recognized in income as earned, pro rata on a per-issue basis, over the subscription period. Circulation revenue includes sales to retail outlets/newsstands, which are subject to returns. The Company records these retail sales upon delivery, net of estimated returns. These estimated returns are based on historical return rates and are revised as necessary based on actual returns experienced. Costs in connection with the procurement of subscriptions are charged to expense as incurred. Revenue from licensing the Dow Jones Averages includes both upfront one-time fees and ongoing revenue. Both upfront fees and ongoing licensing revenue are recognized in income as earned over the license period.

Accounts receivable includes an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible. This estimated allowance is based on historical trends, review of aging categories and the specific identification of certain customers that are at risk of not paying. Actual write-offs of bad debt have historically been insignificant, less than 0.5% of revenues.

Certain costs and related obligations of the Company are based on actuarial assumptions, including some of its pension plans and the cost of the Company’s postretirement medical plan, which provides lifetime health care benefits to retirees who meet specified length of service and age requirements. These benefit costs are expensed over the employee’s expected employment period. At December 31, 2004, the Company’s postretirement retiree medical benefit obligation was $258.4 million, which is not funded as it is the Company’s policy to fund postretirement medical costs as claims are incurred. In determining the cost of retiree medical costs, some factors that management must consider include the expected increase in health care costs, discount rates and turnover and mortality rates. The discount rate is based on the yield of long-term corporate bonds at December 31, while other assumptions are updated periodically based on recent actual trends. Increasing the assumed health care cost trend rates by one percentage point in each year would have increased the accumulated postretirement benefit obligation by $51 million and the cost for 2004 by $5 million. Conversely, a one percentage point decline in assumed health care cost trend rates would have lowered the benefit obligation at the end of 2004 by $42 million and the cost for 2004 by $4 million. A one quarter of one percentage point decrease in the Company’s expected discount rate in 2004 would have increased retiree medical expense by approximately $1 million.

The majority of the Company’s employees who meet specific length of service requirements are covered by defined contribution retirement plans. Substantially all employees who are not covered by these plans are covered by defined benefit pension plans based on length of service and age requirements. At December 31, 2004, the Company’s accumulated pension benefit obligation was $167.3 million, of which $159.4 million was funded. In determining the cost and obligation of the defined pension benefit plans, management must consider such factors as the expected return on plan assets, discount rates and expected employee salary increases. While the Company believes its assumptions are appropriate, significant differences in actual experience or changes in these assumptions would affect the calculation of its projected obligation and cost under the defined benefit pension and postretirement medical plans. The Company evaluates its actuarial assumptions annually. A one quarter of one percentage point decrease in the expected long-term rate of return on the Company’s plan assets in 2004 would have increased pension expense by approximately $0.3 million.

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

Management also exercises judgment in determining the estimated useful life of long-lived assets, specifically plant, property and equipment and certain intangible assets with a finite life. The Company depreciates the cost of buildings over 40 years; improvements to the buildings over 10 years; software over 3 to 5 years and machinery and equipment over 3 to 25 years. The 25-year life is applicable to the Company’s press equipment. The cost of leasehold improvements is depreciated over the lesser of the useful lives or the terms of the respective leases. Management bases its judgment on estimated lives of these assets based on actual experienced length of service of similar assets and expert opinions. The Company also obtains third party appraisals to assist in determining whether an intangible asset has an indefinite life.

The Company maintains a stock incentive plan under the Dow Jones 2001 Long-Term Incentive Plan. This plan provides for the grant of contingent stock rights, stock options, restricted stock, restricted stock units and other stock-based awards. The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25) and its related interpretations. Under APB 25, pretax stock-based compensation charged to income principally in relation to the Company’s contingent stock rights, restricted stock units and restricted stock awards was $8.7 million in 2004, $7.4 million in 2003 and $2.7 million in 2002. Had the Company’s stock-based compensation been determined by the fair-value based method of SFAS 123, “Accounting for Stock-Based Compensation,” the Company’s earnings per share for 2004, 2003 and 2002 would have been reduced by roughly $.27 per share, $.19 per share and $.20 per share, respectively. See Notes 1 and 10 for additional details on our stock compensation plans.

Management must exercise judgment in assessing the likely outcome of contingencies including those relating to tax matters, legal proceedings and other matters that have arisen in the ordinary course of business and those described in Note 4 to the financial statements. Both the timing and amount of the provisions made in the financial statements and related disclosures represent management’s judgment of likelihood, based on information available at the time and on the advice of legal counsel. Provisions made in the financial statements represent management’s judgment of likelihood based on information available at the time. Judicial or governmental bodies largely determine the outcome of these matters. With regard to tax matters, the ultimate resolution of these matters, either by determinations by these bodies or other means, could be materially different from that assumed by the Company in making its provisions and related disclosures. At the time that these tax contingencies are resolved by tax examination or the expiration of the statute of limitations, the Company adjusts its tax accounts accordingly.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of us. This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and are intended to come within the safe harbor protection provided by those sections. The forward-looking statements are based upon management’s current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, forward-looking statements involve risk and uncertainties that could cause actual results to differ materially from anticipated results. Such risks and uncertainties include, but are not limited to:

Risks Relating to Our Business

Advertising revenues

We derive a majority of our revenue from advertising, primarily in connection with our print publications and our online network of Web sites. Our overall performance is largely dependent on the operating performance of the global Wall Street Journal (including its extended online and television brand and content), which, to a significant extent, is dependent upon business-to-business (“B2B”) advertising generated by the distinctive demographic profile of The Wall Street Journal’s audience.

Our advertising revenues are negatively impacted by economic downturns in any of our advertising markets, but particularly by downturns in our core market, B2B advertising. We have recently experienced depressed levels of advertising in the B2B market, and B2B advertising buyers continue to make spending decisions increasingly closer to publication dates, generally on a month-to-month basis. Our B2B advertising levels, particularly in technology and finance, which have typically represented approximately 40% of The Wall Street Journal’s advertising linage, may or may not return to historical levels. We have experienced decreases in technology advertising, particularly computer software and communications advertising, which we believe may be a result of reduced corporate information technology spending and generally reduced levels of technology company profits and share prices. We have also experienced decreases in financial advertising, including weakness in retail financial advertising, which we believe may be due to retail financial institutions focusing on reaching more mass consumer audiences through advertisements in publications that target these audiences, and a decline in tombstone ads, which we believe may be a result of reduced deal activity and changing advertising practices.

Although we have taken initiatives (including the 2002 introduction of our Personal Journal section of The Wall Street Journal and our new Weekend Edition, which will be a weekend publication of The Wall Street Journal beginning in September 2005) to attract more consumer advertising and other diversified advertising, we may or may not be able to further penetrate these new consumer advertising segments. In particular, The Wall Street Journal’s broad national circulation limits our ability to provide certain local advertising to consumers, which advertising is featured in the regional publications of some of our competitors. Furthermore, our new Weekend Edition may fail to generate anticipated advertising revenues, resulting in greater losses than are currently expected in its first two years of operation. In addition, the new Weekend Edition may draw advertising away from our other consumer advertising sections, such as the Weekend Journal section of The Wall Street Journal (introduced in 1998) and Personal Journal, for consumer advertising revenues.

Our community newspapers rely on advertising revenue from local advertisers. These revenues may be negatively impacted by the condition of the economy in the areas where our community newspapers are circulated and by the advertising habits of large regional advertisers who may change their spending patterns or go out of business.

Circulation revenues

Circulation revenues from our publications, in particular The Wall Street Journal, are another significant source of revenue for us. Our circulation revenue may be impacted by competition from other publications and other forms of media. In addition, the nature of The Wall Street Journal’s circulation base, especially its distinctive demographics (in particular, its influential and affluent audience that makes significant B2B spending decisions and spends heavily on personal consumption items), is an important factor in generating circulation and advertising revenues. If we are unable to maintain our core demographic audience, our overall profitability could decline.

Our circulation revenues at The Wall Street Journal and community newspapers may be negatively impacted by the preferences of many younger consumers for news in new media formats and from untraditional sources rather than from newspapers. If these younger consumers maintain these preferences as they age, this could, in turn, adversely affect the willingness of advertisers to place ads with us and/or the rates they are willing to pay.

Although we seek to cost-effectively maintain our circulation base and its distinctive demographics (including by implementing content, organization and design changes to The Wall Street Journal), we may not be successful in doing so. In addition, we may incur additional costs to do so and we cannot assure you that we will be able to recover these costs through increased circulation and advertising revenues.

Subscriptions

Certain of our electronic publishing businesses, including Dow Jones Newswires, are subscriber-based and are vulnerable to losses in the number of subscribers. For example, Dow Jones Newswires could lose subscriptions, measured by the number of terminals carrying Dow Jones Newswires, as a result of business consolidations and layoffs in the financial services industry. Similarly, WSJ.com, which currently is the largest paid subscription news site on the Internet, may not be able to continue to increase revenues through growing the number of subscribers. Unlike WSJ.com, our competitors do not, for the most part, utilize a full online paid subscription model, and most remain free Web sites.

Seasonality

Our results of operations are subject to seasonal fluctuations, which typically cause revenues in the third quarter (which includes the months of July and August) to be lower than revenues in the remainder of the year.

Cost structure

We have done much cost-cutting over the last several years, but we may not be able to continue limiting our expense growth. Factors that may impact our ability to control expense growth in the future include our prior cost cutting, the tightening of the labor market and the resulting risk of loss of key employees, and our planned growth initiatives, such as the MarketWatch acquisition and the new Weekend Edition. If we are unable to continue to control expense growth in the future, there may be an adverse effect on our overall profitability.

Competition

All of our products and services face intense competition from other newspapers, national business magazines, television, trade publications, newsletters, research reports and services, free and paid Internet sites, and other new media. We compete for advertising revenues, subscriptions and consumers, which include readers, online users and television viewers. Metropolitan general interest newspapers and many small city or suburban papers carry business and financial content, as do many Internet-based services as well as television and radio. In addition, specialized magazines in the business and financial field, as well as general news magazines, publish substantial amounts of business-related material. The Wall Street Journal also competes for advertising with non-business publications offering audiences of high demographic quality, such as technology and lifestyle magazines. Circulation revenues at our community newspapers may be negatively impacted by local competition, including free publications. Nearly all of these other publications and services seek audiences and seek to sell advertising, making them competitive with our publications and services.

Our efforts to expand in Europe have been limited by substantial competition from local language publications, other international publications, and local and international television networks, as well as the limited nature of the foreign language market which we serve. In Asia, our presence with our Pan-Asia publications may be threatened by developments within the region such that readers may prefer local language or local market publications. As the economies of the various individual Asian nations develop over time, we may encounter further difficulties in continuing to appeal to a broader Pan-Asian audience.

Our Dow Jones Newswires business and financial news products are distributed through a limited number of vendors, which distribute our news over their platforms into financial services companies, which receive our content by way of subscriptions with these vendors. Newswires has entered into a bundling arrangement to deliver a selection of our news on all Moneyline Telerate terminals worldwide; this arrangement is important to Newswires’ international revenues and may be adversely affected by the impending acquisition by Reuters of the Moneyline Telerate business. Moreover, sales of our Dow Jones Newswire products may continue to be negatively impacted by technological changes and changes in the brokerage industry, which have resulted in a diminishing reliance on real time news as business and financial news has become increasingly available via Internet-based publications and services. In addition, as we strive to increase our international revenues from the Dow Jones Newswires business, we may not succeed given the competition from and subscribers’ desire for, local language news services.

There can be no assurance that we will be able to increase or to maintain the advertising, readership, circulation or subscriptions market share that we currently enjoy. In addition, changes in the regulatory and technological environment are bringing about a global consolidation of media and telecommunications companies and convergence among various forms of media. As a result, our operations could face increased competition from larger media entities.

Intellectual property

We rely on a combination of trademarks, trade names, copyrights, and other proprietary rights, as well as contractual arrangements, including licenses, to establish and protect our intellectual property and brand names. We believe our proprietary trademarks and other intellectual property rights are important to our continued success and our competitive position.

Dow Jones Indexes licenses, sometimes exclusively, our proprietary indexes and trademarks to exchanges and financial institutions for use as the basis of financial products. For example, Dow Jones has licensed the Dow Jones Industrial Average index and related trademarks to the American Stock Exchange as the basis of the DIAMONDS exchange-traded fund. Two lawsuits relevant to the index licensing industry are pending in the U.S. District Court for the Southern District of New York. Each of these suits is testing an index provider’s ability to enforce its intellectual property rights with respect to certain licensing activities. Although we are not a party to either lawsuit, if the index provider’s intellectual property rights are successfully challenged, our ability to license our own index-related property for certain uses may be impaired and our revenues related to such licensing activities could be negatively impacted.

Acquisitions

From time to time, we seek out strategic and financially attractive core-business acquisition opportunities. Such acquisitions may affect our costs, revenues, profitability and financial position. Acquisitions, including our recent acquisition of MarketWatch, involve risks and uncertainties, including difficulties in integrating acquired operations, diversions of management resources and loss of key employees, challenges with respect to operating new businesses, debt incurred in financing such acquisitions (including the related possible reduction in our credit ratings and increase in our cost of borrowing) and unanticipated problems and liabilities.

New business opportunities and strategic alliances

There are substantial uncertainties associated with our efforts to leverage our brands to develop new business opportunities and to generate advertising and other revenues from these products. Initial timetables for the introduction and development of new products or services may not be achieved and price and profitability targets may not prove feasible. For example, we may be unable to successfully control expenses relating to launching our new Weekend Edition and may not achieve the gains from advertising revenues that we hope to achieve. We also face challenges in our attempts to achieve new strategic alliances and to improve the growth and profitability of existing strategic alliances. For example, we occasionally make non-controlling minority investments in public and private entities. We may have limited voting rights and, therefore, an inability to influence the direction of such entities. Therefore, the success of these ventures may be dependent upon the efforts of our partners, fellow investors and licensees. In addition, external factors, such as the development of competitive alternatives and market response, may negatively impact the success of these new opportunities and alliances.

MDC/Cantor Fitzgerald legal proceeding

We are currently party to a legal proceeding with Market Data Corp. (“MDC”) and Cantor Fitzgerald Securities with respect to our obligations, if any, under a guarantee issued to MDC and Cantor Fitzgerald Securities. The guarantee relates to certain annual “minimum payments” owed through October 2006 by Telerate under certain conditions for data acquired by Telerate from Cantor Fitzgerald Securities and MDC under contracts entered into by Telerate when Telerate was a subsidiary of ours. We have established a reserve to cover payments we may need to make if we are required to perform under the guarantee to Cantor Fitzgerald Securities and MDC. However, if we are required to make payments under this guarantee, whether pursuant to a judgment in the litigation or a settlement agreement, those payments would negatively impact our cash flow.

Labor relations

Approximately 28% of our full-time employees are unionized. As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively. Our results could be adversely affected if labor negotiations caused work interruptions or if we are unable to negotiate agreements on reasonable terms. In addition, in light of our efforts to manage expenses, we may face difficulties in attracting and retaining qualified personnel, particularly as the labor market tightens and more opportunities are available elsewhere with higher wages.

Newsprint prices

Newsprint is our single most important raw material and represented approximately 7.5% of our total operating expenses in each of 2003 and 2004. The price of newsprint has historically been volatile. Consolidation in the North American newsprint industry has reduced the number of suppliers. This has led to paper mill closures and conversions to other grades of paper, which, in turn, have decreased overall newsprint capacity and increased the likelihood of price increases in the future. Our operating results could be adversely affected if newsprint prices increase significantly.

World events

Our results of operations may be affected in various ways by events beyond our control, such as wars, political unrest, natural disasters and acts of terrorism. The September 11th terrorist attacks in the United States and the war in Iraq each contributed to a downturn in the U.S. domestic economy that, in turn, resulted in a temporary decline in advertising. Similar events may occur in the future and could have a material adverse effect on our operating results.

Risks relating to MarketWatch

In addition to the acquisition-related risks described under “Acquisitions” above, in connection with our acquisition of MarketWatch, we face the risk that the market for online advertising will not grow as rapidly as we expect or that we will ultimately be unable to capitalize on any such growth. Like our other online products and services, the MarketWatch business is vulnerable to the following risks and uncertainties, among others: competition for readers and advertising revenues; changes in demand for its products and services, including its licensing business; fluctuations in traffic levels on its Web sites; and potential increased regulation, including with respect to privacy laws.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME

Dow Jones & Company

For the years ended December 31, 2004, 2003 and 2002

(in thousands, except per share amounts)	2004	2003	2002
Revenues:
Advertising	$946,325	$871,817	$877,681
Information services	328,708	286,863	281,220
Circulation and other	396,425	389,805	400,272

Total revenues	1,671,458	1,548,485	1,559,173

Expenses:
News, production and technology	513,808	483,709	495,480
Selling, administrative and general	584,714	540,529	559,947
Newsprint	115,067	105,066	103,534
Print delivery costs	186,856	188,662	191,581
Depreciation and amortization	104,907	106,014	109,738
Restructuring charges and September 11-related items, net	3,932	(18,408)	23,810

Operating expenses	1,509,284	1,405,572	1,484,090

Operating income	162,174	142,913	75,083

Other income (deductions):
Investment income	520	7,771	400
Interest expense	(3,740)	(2,830)	(3,083)
Equity in earnings (losses) of associated companies	2,375	2,869	(488)
Gain on disposition of businesses and investments	3,260	18,699	197,925
Gain on resolution of Telerate sale loss contingencies		59,821
Contract guarantee	(6,933)	(9,523)	(11,878)
Other, net	(1,571)	1,138	(429)

Income before income taxes and minority interests	156,085	220,858	257,530
Income taxes	58,578	51,704	63,741

Income before minority interests	97,507	169,154	193,789
Minority interests in losses of subsidiaries	2,041	1,445	7,717

Net income	$99,548	$170,599	$201,506

Per share:
Net income:
Basic	$1.22	$2.09	$2.41
Diluted	1.21	2.08	2.40

Cash dividends	1.00	1.00	1.00

Weighted-average shares outstanding:
Basic	81,878	81,593	83,510
Diluted	82,285	81,950	83,917

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Dow Jones & Company

December 31, 2004 and 2003

(dollars in thousands)	2004	2003
Assets:
Current Assets:
Cash and cash equivalents	$17,237	$23,514
Accounts receivable – trade, net of allowance for doubtful accounts of $5,528 in 2004 and $5,229 in 2003	168,497	157,750
Accounts receivable – other	23,282	17,522
Newsprint inventory	9,402	12,315
Prepaid expenses	22,471	20,055
Deferred income taxes	13,025	14,723

Total current assets	253,914	245,879

Investments in associated companies, at equity	88,911	89,230

Other investments	14,302	14,558

Plant, property and equipment, at cost:
Land	22,166	22,173
Buildings and improvements	439,125	431,365
Equipment	1,227,249	1,243,122
Construction in progress	34,307	35,214

	1,722,847	1,731,874
Less, accumulated depreciation	1,062,823	1,042,590

Plant, property and equipment, net	660,024	689,284

Goodwill	245,558	153,320

Other intangible assets, less accumulated amortization of $8,111 in 2004 and $3,138 in 2003	88,887	70,124

Deferred income taxes	13,755	17,394

Other assets	14,852	24,365

Total assets	$1,380,203	$1,304,154

CONSOLIDATED BALANCE SHEETS

Dow Jones & Company

December 31, 2004 and 2003

(dollars in thousands)	2004	2003
Liabilities:
Current Liabilities:
Short-term borrowings	$9,998
Accounts payable - trade	68,191	$65,732
Accrued wages, salaries and commissions	75,926	63,240
Retirement plan contributions payable	24,350	24,224
Other payables	59,947	71,287
Contract guarantee obligation	219,257	164,642
Income taxes	43,211	32,987
Unearned revenue	215,638	191,411

Total current liabilities	716,518	613,523

Long-term debt	135,845	153,110
Deferred compensation, principally postretirement benefit obligation	312,925	288,364
Contract guarantee obligation	41,402	89,083
Other noncurrent liabilities	19,140	23,834

Total liabilities	1,225,830	1,167,914

Commitments and contingent liabilities (Note 12)

Minority interests in subsidiaries	3,830	6,579

Stockholders’ Equity:
Common stock, par value $1.00 per share; authorized 135,000,000 shares; issued 81,572,497 shares in 2004 and 81,493,687 shares in 2003	81,572	81,494
Class B common stock, convertible, par value $1.00 per share; authorized 25,000,000 shares; issued 20,608,524 shares in 2004 and 20,687,333 shares in 2003	20,609	20,687

	102,181	102,181
Additional paid-in capital	124,082	122,012
Retained earnings	839,446	821,733
Accumulated other comprehensive income, net of taxes:
Unrealized gain on investments	4,949	5,683
Unrealized gain on hedging	227	453
Foreign currency translation adjustment	6,826	3,817
Minimum pension liability	(13,942)	(223)

	1,063,769	1,055,656
Less, treasury stock, at cost; 20,136,426 shares in 2004 and 20,472,620 shares in 2003	913,226	925,995

Total stockholders’ equity	150,543	129,661

Total liabilities and stockholders’ equity	$1,380,203	$1,304,154

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dow Jones & Company

For the years ended December 31, 2004, 2003 and 2002

(in thousands)	2004	2003	2002
Operating activities:
Net income	$99,548	$170,599	$201,506
Adjustments to reconcile net income to net cash provided by operating activities:
Contract guarantee	6,933	9,523	11,878
Depreciation	99,934	104,173	108,666
Amortization of intangibles	4,973	1,841	1,072
Gain on disposition of businesses and investments	(3,260)	(18,699)	(197,925)
Gain on resolution of Telerate sale loss contingencies		(59,821)
Minority interests in losses of subsidiaries	(2,041)	(1,445)	(7,717)
Equity in (earnings) losses of associated companies, net of distributions	9,219	7,233	9,761
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(9,837)	(7,812)	9,065
Other current assets	(4,584)	(2,157)	1,468
Unearned revenue	10,811	(1,234)	(10,044)
Accounts payable and accrued liabilities	14,780	(6,754)	(8,273)
Income taxes	13,281	(6,560)	(23,574)
Deferred taxes	5,442	45,524	31,396
Deferred compensation	16,510	23,545	30,319
Other noncurrent assets	(8,367)	(25,144)	(408)
Other noncurrent liabilities	(2,797)	(10,575)	(9,750)
Other, net	1,364	(1,925)	(1,138)

Net cash provided by operating activities	251,909	220,312	146,302

Investing activities:
Additions to plant, property and equipment	(76,003)	(55,941)	(77,653)
Disposition of plant, property and equipment	2,030	3,759	355
Proceeds from property damage insurance claim, net		1,271	16,918
Businesses and investments acquired	(97,674)	(149,135)	(11,815)
Funding of equity investees, net	(10,962)	(18,878)	(18,972)
Disposition of businesses and investments	6,514		243,592
Other, net	1,683	2,950	6,038

Net cash (used in) provided by investing activities	(174,412)	(215,974)	158,463

Financing activities:
Cash dividends	(81,835)	(81,586)	(83,649)
Increase in long-term debt	105,313	117,317	58,036
Reduction of long-term debt	(122,578)	(57,144)	(139,057)
Short-term borrowing	9,998
Book overdraft	(4,547)	4,547
Proceeds from sales under stock compensation plans	11,418	11,661	16,671
Purchase of treasury stock, net of put premiums		(21,135)	(143,477)
Contribution from minority partner, net		6,582	5,737

Net cash used in financing activities	(82,231)	(19,758)	(285,739)

Effect of currency exchange rate changes on cash	(1,543)	(412)	(706)

(Decrease) increase in cash and cash equivalents	(6,277)	(15,832)	18,320
Cash and cash equivalents at beginning of year	23,514	39,346	21,026

Cash and cash equivalents at end of year	$17,237	$23,514	$39,346

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dow Jones & Company

For the years ended December 31, 2004, 2003 and 2002

(dollars in thousands, except per share amounts)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) income	Treasury Stock
						Shares	Amount	Total
Balance, December 31, 2001	$81,287	$20,894	$127,846	$614,863	$(1,299)	(17,549,237)	$(801,814)	$41,777

Net income – 2002				201,506				201,506
Unrealized gain on investments					437			437
Unrealized gain on hedging					2,059			2,059
Translation adjustment					2,693			2,693
Minimum pension liability, net of deferred taxes of $6,609					(9,979)			(9,979)

Comprehensive income								196,716

Dividends, $1.00 per share				(83,649)				(83,649)
Conversion of class B common stock into common stock	118	(118)
Sales under stock compensation plans			(5,738)			534,139	26,234	20,496
Purchase of treasury stock			(1,463)			(3,249,595)	(143,306)	(144,769)

Balance, December 31, 2002	$81,405	$20,776	$120,645	$732,720	$(6,089)	(20,264,693)	$(918,886)	$30,571

Net income – 2003				170,599				170,599
Unrealized gain on investments					4,118			4,118
Unrealized gain on hedging					453			453
Translation adjustment, net of deferred taxes of $2,055					3,551			3,551
Minimum pension liability, net of deferred taxes of $6,471					9,756			9,756
Adjustment for realized gain on hedging included in net income					(2,059)			(2,059)

Comprehensive income								186,418

Dividends, $1.00 per share				(81,586)				(81,586)
Conversion of class B common stock into common stock	89	(89)
Sales under stock compensation plans			1,367			347,623	12,734	14,101
Purchase of treasury stock						(555,550)	(19,843)	(19,843)

Balance, December 31, 2003	$81,494	$20,687	$122,012	$821,733	$9,730	(20,472,620)	$(925,995)	$129,661

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dow Jones & Company

For the years ended December 31, 2004, 2003 and 2002

(dollars in thousands, except per share amounts)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) income	Treasury Stock		Total
						Shares	Amount
Balance, December 31, 2003	$81,494	$20,687	$122,012	$821,733	$9,730	(20,472,620)	$(925,995)	$129,661

Net income – 2004				99,548				99,548
Unrealized gain (loss) on investments					(734)			(734)
Unrealized gain on hedging					227			227
Translation adjustment, net of deferred taxes of $1,620					3,009			3,009
Minimum pension liability, net of deferred taxes of $9,808					(13,719)			(13,719)
Adjustment for realized gain on hedging included in net income					(453)			(453)

Comprehensive income								87,878

Dividends, $1.00 per share				(81,835)				(81,835)
Conversion of class B common stock into common stock	78	(78)
Sales under stock compensation plans			2,070			336,194	12,769	14,839

Balance, December 31, 2004	$81,572	$20,609	$124,082	$839,446	$(1,940)	(20,136,426)	$(913,226)	$150,543

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - Dow Jones & Company is a global provider of business and financial news and information through newspapers, newswires, newsletters, magazines, the Internet, television and radio stations. In addition, the Company owns certain general-interest community newspapers throughout the U.S. Advertising revenue is the Company’s major revenue source.

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

ACCOUNTS RECEIVABLE are reported net of an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible. The Company extends credit to advertisers, subscribers and certain other customers based on an evaluation of the financial condition of the customer. Collateral is not generally required from customers. The allowance for doubtful accounts is based on historical trends, review of aging categories and the specific identification of certain customers that are at risk of not paying. Historically, actual write-offs of bad debt have been insignificant, less than 0.5% of revenues.

NEWSPRINT INVENTORY is stated at the lower of cost or market. The cost of newsprint is computed by the last-in, first-out (LIFO) method. If newsprint inventory had been valued by the average cost method, it would have been approximately $7.7 million and $6.9 million higher in 2004 and 2003, respectively.

INVESTMENTS in marketable equity securities, all of which are classified as available for sale, are carried at their market value in Other Investments on the consolidated balance sheets. The unrealized gains or losses from these investments are recorded directly to Stockholders’ Equity. Any decline in market value below the investment’s original cost that is determined to be other-than-temporary as well as any realized gains or losses would be recognized in income (see Note 14).

PLANT, PROPERTY AND EQUIPMENT are recorded at cost and depreciation is computed using straight-line or declining-balance methods over the estimated useful lives: 10 to 40 years for building and improvements, 3 to 25 years for machinery and equipment and 3 to 5 years for software. The 25-year life is applicable to the Company’s press equipment. The cost of leasehold improvements is amortized over the lesser of the useful lives or the terms of the respective leases. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are deducted from the respective accounts and the resulting gain or loss is included in income. The cost of construction of certain long-term assets includes capitalized interest, which is amortized over the life of the related assets. Interest capitalized in 2004, 2003 and 2002 was insignificant. Maintenance and repairs are charged to expense as incurred. Major renewals, betterments and additions are capitalized.

GOODWILL AND OTHER INTANGIBLES - As of January 1, 2002, the Company adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that an intangible asset that is acquired either individually or with a group of other assets be initially recognized and measured based on fair value. An intangible with a finite life is amortized over its useful life, while intangibles with an indefinite life, including goodwill, are not amortized.

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

Other intangible assets include acquired subscription accounts, which are amortized over 2 to 25 years, acquired advertising accounts are amortized over 3 to 12 years, database intangibles are amortized over 6 years and other amortizable intangibles, including conference sponsorships are amortized over 6 years. Other intangibles not subject to amortization consist principally of masthead and tradenames (see Note 5).

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

FOREIGN CURRENCY TRANSLATION of assets and liabilities is determined at the appropriate year-end exchange rates, while results of operations are translated at the average rates of exchange in effect throughout the year. The resultant translation adjustments for subsidiaries whose functional currency is not the U.S. dollar are recorded directly to comprehensive income in Stockholders’ Equity. Gains or losses arising from remeasurement of financial statements for foreign subsidiaries where the U.S. dollar is the functional currency as well as from all foreign currency transactions are included in income. Foreign exchange included in Other, net in the income statement totaled a loss of $1.3 million in 2004, a gain of $0.1 million in 2003 and a loss of $0.4 million in 2002.

FOREIGN CURRENCY-EXCHANGE CONTRACTS are designated as cash flow hedges of anticipated operating expenses that are denominated in foreign currencies. Revenues of the Company are largely collected in U.S. dollars. These contracts are entered into to protect against the risk that such expenses will be adversely affected by devaluation in the U.S. dollar relative to the currencies hedged. Realized gains or losses on foreign currency forward contracts are recognized currently through income and generally offset the transaction losses or gains on the foreign currency cash flows which they are intended to hedge. Unrealized gains or losses, arising from changes in fair value, are recorded as a component of comprehensive income. Hedge effectiveness for these foreign currency-exchange contracts is assessed, at least quarterly, by measuring the correlation of the contract to the expected future cash flows (see Note 14).

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

ADVERTISING COSTS, which include circulation marketing as well as trade advertising, are expensed as incurred. Advertising costs included in selling, administrative and general expenses were $83.1 million in 2004, $73.3 million in 2003 and $80.4 million in 2002.

RESEARCH AND DEVELOPMENT expenditures, which primarily relate to software development for various operations of the Company, are charged to expense as incurred. Research and development (R&D) expenses were $32 million in 2004, $29.7 million in 2003 and $31.2 million in 2002.

PENSION AND OTHER POSTRETIREMENT PLANS - The Company provides retirement benefits to a majority of its employees through defined contribution plans based on compensation levels. The Company matches employee contributions up to a determined percentage. The defined contribution plans are funded currently. Some of the Company’s subsidiaries provide a defined benefit plan based on length of service and compensation. The Company also sponsors a defined benefit postretirement medical plan to certain retirees who meet specific length of service and age requirements. It is the Company’s policy to fund postretirement benefits as medical claims are incurred. The estimated cost for both the defined pension benefit and the postretirement medical plans, which is actuarially derived, is recorded over the employee’s expected service period (see Note 11). The measurement date used for the majority of plan assets and defined benefit obligations is December 31.

STOCK-BASED COMPENSATION - The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and its related interpretations. Under APB 25, pretax stock-based compensation charged to income, principally in relation to the Company’s contingent stock rights, restricted stock units and restricted stock awards, was $8.7 million in 2004, $7.4 million in 2003 and $2.7 million in 2002 (see Note 10).

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). This statement eliminates the alternative to apply the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, FAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized in the consolidated statements of income over the period during which an employee is required to provide services in exchange for the award, usually the vesting period. FAS 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company is required to adopt the provisions of FAS 123R effective July 1, 2005, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption, January 1, 2005 for the Company, or for all periods presented. The Company has not yet finalized its decision concerning the transition option it will utilize to adopt FAS 123R.

In the fourth quarter of 2004, the Company, with approval from its Board of Directors, announced the acceleration of 2.2 million stock options, representing all unvested options granted and outstanding starting after 2002. The Company’s decision to accelerate the vesting of certain outstanding stock option grants was made as part of a broad review of long-term incentive compensation in light of changes in market practices and upcoming accounting changes. Other changes to be implemented beyond accelerating the vesting of certain options include reducing overall equity grant levels, a change in the mix of grants, and applying a three-year “cliff” vesting schedule to future grants of stock options. Had the Company’s stock-based compensation been determined by the fair-value based method of FAS 123, the Company’s net income and earnings per share would have been as follows:

(in thousands, except per share amounts)	2004		2003	2002

Net income, as reported	$99,548		$170,599	$201,506

Add: Stock-based compensation expense included in reported net income, net of taxes	5,272		4,471	1,640

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes	(27,354)		(20,229)	(18,238)

Adjusted net income	$77,466		$154,841	$184,908

Basic earnings per share:
As reported	$1.22		$2.09	$2.41
Adjusted	0.95	*	1.90	2.21

Diluted earnings per share:
As reported	1.21		2.08	2.40
Adjusted	0.94	*	1.89	2.20

*	Includes about 11 cents per share as a result of the Company’s decision to accelerate the vesting of certain options.

The following table provides the estimated fair value under the Black-Scholes option-pricing model of each option and stock-purchase plan right granted in years 2002 through 2004, and the significant weighted-average assumptions used in their determination.

	Fair Value	Risk-Free Interest Rate	Dividend Yield	Expected Life	Volatility
Stock Purchase Plan Right
2004	$8.94	1.5%	2.2%	0.6 years	16.7%
2003	9.70	1.0	2.3	0.6	29.8
2002	10.16	1.8	2.3	0.6	25.7

Options under Stock Option Plans
2004	$13.45	3.0%	1.7%	5.0 years	29.0%
2003	10.38	3.0	2.2	5.0	28.0
2002	13.55	4.4	2.3	5.0	25.7

USE OF ESTIMATES - The financial statements are prepared in accordance with generally accepted accounting principles which require certain reported amounts to be based on estimates. Actual results could differ from these estimates.

NOTE 2. ACQUISITIONS/DISPOSITIONS

2004 Acquisitions/Dispositions

Acquisition of remaining interest in OsterDow Jones

On July 7, 2004, the Company acquired the remaining two-thirds interest in OsterDow Jones Commodity News for $1.6 million. The new operation, “Dow Jones Commodities Service,” was combined with the Company’s Dow Jones Newswires business. The step acquisition resulted in a purchase price allocation to goodwill of $1.4 million and tangible assets of $0.2 million.

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

The acquisition was accounted for at fair value as a step acquisition in accordance with SFAS 141, “Business Combinations.” The acquisition resulted in a purchase price allocation to goodwill of $9.3 million, other intangibles of $1.7 million and net assets of $0.5 million. The other intangibles consist primarily of subscription contracts that will be amortized over their estimated useful life of 8 years. Substantially all of the acquired goodwill and intangible assets will be deductible for tax purposes.

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

The acquisition resulted in a purchase price allocation to goodwill of $78.1 million, other intangibles of $18.6 million and net liabilities of $11.4 million (principally acquired unearned revenue). Substantially all of the acquired goodwill and intangible assets will be deductible for tax purposes.

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

2003 Acquisitions/Dispositions

Non-monetary Exchange of Equity Holdings

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

Acquisition of Technologic Partners

On September 2, 2003, the Company purchased Technologic Partners, a closely-held publications and events firm for $2.7 million. Technologic Partners, which has eight online newsletters and produces six conference events annually, was combined with the Newsletters group within Dow Jones Newswires. The purchase resulted in the acquisition of goodwill of $3.4 million and other intangibles of $0.5 million, to be amortized on a straight-line basis over five years.

Based on the performance of the acquired business, and pursuant to the purchase agreement, in October 2004, the Company made an additional payment of $3.4 million for Technologic Partners.

Acquisition of The Record of Stockton, California

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

Acquired other intangible assets consisted of the following:

(in thousands)	Acquired Intangibles	Weighted- Average Amortization Period
Subject to amortization:
Advertising accounts	$7,200	12 years
Subscription accounts	4,700	14 years

Total intangibles subject to amortization	11,900	13 years

Not subject to amortization:
Other, principally masthead	46,314

Total acquired intangibles	$58,214

Had these acquisitions been completed as of January 1, 2004 or 2003, the impact on the Company’s revenues, net income and earnings per share would not have been materially different from those presented.

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

2002 Acquisitions/Dispositions

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

The Company utilized $190 million of its capital loss carryforward on these sales. See Note 8 for a further discussion of capital loss carryforwards.

NOTE 3. RESTRUCTURING CHARGES AND SEPTEMBER 11-RELATED ITEMS, NET

Restructuring charges and September 11-related items, net included in operating expenses were as follows:

(in thousands)	2004	2003	2002
Restructuring:
Severance	$6,813		$26,651
Other exit costs (*)	(120)		222

World Financial Center (WFC)/September 11-related:
Reversal of lease obligation reserve – WFC	(2,761)
Gain on settlement of business interruption insurance claim		$(18,408)
Gain on insurance claim for property damage			(3,063)

Total charges (income)	$3,932	$(18,408)	$23,810

(*)	Other exit costs in 2004 includes a gain from the curtailment of the Far Eastern Economic Review defined benefit pension plan, as discussed in Note 11.

Restructuring

In the fourth quarter of 2004, the Company recorded a restructuring charge of $6.7 million ($4.0 million after taxes, or $.05 per diluted share) primarily reflecting employee severance related to a workforce reduction of about 100 employees. The majority of this charge was related to employee severance in connection with the Company’s decision to publish the Far Eastern Economic Review as a monthly periodical beginning in December 2004, with the balance of the charge related to headcount reductions in circulation and international operations.

Restructuring-related costs have been recorded in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits” (“FAS 112”) or SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The estimated employee severance payments described above were based on predetermined criteria of a written benefit plan and were therefore recorded when the liability was considered probable and reasonably estimable as required by SFAS 112.

The following table displays the activity and balances of the restructuring reserve account for the year ended December 31, 2004:

(in thousands)	December 31, 2003 Reserve	Cash Payments	Additional Reserve	December 31, 2004 Reserve
Employee severance	$3,298	$2,849	$6,813	$7,262

World Financial Center/September 11-related

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

Reversal of lease obligation reserve – World Financial Center (WFC):

In the fourth quarter 2001, the Company recorded a charge of $32.2 million as a result of its decision to permanently re-deploy certain personnel and abandon four of seven floors that were leased at its World Financial Center headquarters. This charge primarily reflected the Company’s rent obligation through May 2005 on this vacated space.

In the first quarter 2004, the Company decided to extend the term of its lease for one of the floors that was previously abandoned and re-occupy this floor with personnel from another New York location, whose lease term was expiring. As a result, the Company reversed $2.8 million ($1.7 million, after taxes, or $.02 per diluted share) of the remaining lease obligation reserve of the previously abandoned floor at WFC.

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

NOTE 4. CONTRACT GUARANTEE

In 1998, the Company completed the sale of its former subsidiary, Telerate, to Bridge Information Systems, Inc. (Bridge). Under the terms of the sale, the Company retained its guarantee of payments under certain circumstances of certain annual minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC) under contracts entered into during the period when Telerate was a subsidiary of the Company (contract guarantee). The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions. Bridge agreed to indemnify the Company for any liability the Company incurred under the contract guarantee with respect to periods subsequent to Bridge’s purchase of Telerate. However, Bridge filed for bankruptcy protection on February 15, 2001, after unsuccessful attempts to reorganize its operations and arrange for additional financing.

The Company believes that Cantor and MDC have the obligation to cover, mitigate or otherwise reduce and/or avoid any losses or damages under these circumstances, including by securing the best possible commercial terms for the supply of the subject data to a third party or parties. Cantor and MDC deny that they have this obligation. The Company believes that any and all amounts which are received by Cantor and/or MDC in respect of such data would reduce any liability that the Company might have under the contract guarantee. As of December 31, 2000, there was a high degree of uncertainty, however, as to what value the data might have in the marketplace; whether an agreement would be reached by Cantor and/or MDC to supply the data to a third party or parties, the financial position of such party or parties; the timing of any such agreement, and various related factors. Therefore, it was not possible for the Company to determine with any certainty that any such offsets would in fact be realized, or at what time or in what amounts. Consequently, in December 2000, the Company established a reserve in the amount of $255 million representing the present value of the total estimated annual minimum payments of about $300 million over the remainder of the contract (through October 2006 and using a discount rate of approximately 6%).

Earnings in 2004, 2003 and 2002 included accretion charges of $6.9 million, $9.5 million and $11.9 million, respectively, which increased the reserve balance as of December 31, 2004 to $260.7 million. The Company has classified $219.3 million of this reserve as current based on the original due dates of the contract.

On November 13, 2001, the Company instituted a lawsuit in the Supreme Court of the State of New York against MDC and Cantor seeking a declaratory judgment with respect to the Company’s obligations, if any, under the guarantee. In this lawsuit the Company has asked the court to find that the Company does not and will not owe any payment under the contract guarantee through October 2006. In the alternative, the Company has asked the court to find that if any amount is owed, it must be reduced by amounts that Cantor and MDC receive or should have received from other distribution of the data. MDC has asserted counterclaims demanding payment of $10.2 million (allegedly the balance owed by Telerate on November 15, 2001), interest, attorneys’ fees, specific performance of the guarantee, and a declaratory judgment as to the validity and interpretation of the guarantee through October 2006.

Cantor also commenced a separate lawsuit in the Supreme Court of the State of New York (since consolidated with the Company’s case) seeking payment of $10 million (allegedly the balance of the November 2001 minimum payment), payment of $250 million in breach of contract damages, specific performance of the guarantee, a declaration that the guarantee remains in full force and effect, payment of approximately $16 million allegedly owed by Telerate and guaranteed by the Company in the guarantee for the distribution of certain other data, attorneys’ fees, interest and other relief.

The trial court in January 2003 denied motions by each of the parties that their own claims for relief be granted and the competing claims be dismissed. Appeals from those decisions are not being pursued. Discovery has concluded. Dispositive motions are scheduled to be filed and argument heard by the trial court in the first quarter of 2005, and the trial is currently scheduled to begin in June 2005.

Due to the stage of the lawsuit at December 31, 2004, it is not possible to determine whether the court will find that any obligation the Company had under the guarantee may be dismissed or reduced. Accordingly, the Company believes the balance of the reserve continues to be appropriate.

While it is not possible to predict with certainty the ultimate outcome of this litigation, the Company believes the likelihood of a loss exceeding the amount reserved is remote; however, it is possible that such loss could be less than the amount reserved.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

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

Goodwill balances by reportable segment were as follows:

(in thousands)	Print Publishing	Electronic Publishing	Community Newspapers	Total
Balance at December 31, 2002	$16,471	$4,473	$35,307	$56,251

Acquisitions (*)	16,932	3,427	76,710	97,069

Balance at December 31, 2003	33,403	7,900	112,017	153,320

Acquisitions (*)		92,238		92,238

Balance at December 31, 2004	$33,403	$100,138	$112,017	$245,558

(*)	Refer to Note 2 for additional information relating to these acquisitions.

Other intangible assets were as follows:

	December 31, 2004			December 31, 2003
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Subscription accounts	$15,891	$4,676	$11,215	$10,249	$2,311	$7,938
Advertising accounts	13,448	2,143	11,305	12,948	827	12,121
Databases	5,113	759	4,354
Conferences sponsor relationships	1,200	158	1,042
Other	821	375	446

Total amortizable	36,473	8,111	28,362	23,197	3,138	20,059

Unamortizable intangible assets:
Masthead and tradenames	57,285		57,285	50,065		50,065
Pension (*)	3,240		3,240

Total unamortizable	60,525		60,525	50,065		50,065

Total intangibles	$96,998	$8,111	$88,887	$73,262	$3,138	$70,124

(*)	The pension intangible asset reflects the requirement to record an additional minimum pension liability up to the unfunded accumulated benefit obligation of the Company’s pension plan. Changes in the pension intangible asset represent changes in the additional minimum pension liability and do not impact net income.

Amortization expense, based on intangibles subject to amortization held at December 31, 2004, is expected to be $5.3 million in 2005, $4.7 million in 2006, $3.5 million in 2007, $3.3 million in 2008 and $2.6 million in 2009.

NOTE 6. INVESTMENTS IN ASSOCIATED COMPANIES, AT EQUITY

At December 31, 2004, the principal components of Investments in Associated Companies, at Equity were the following:

Investment	Ownership %	Description of business
Business News (Asia) Private	50	Business and financial news television company broadcasting as CNBC Asia Pacific, in partnership with NBC Universal

Business News (Europe) L.P.	50	Business and financial news television company broadcasting as CNBC Europe, in partnership with NBC Universal

Dow Jones Reuters Business Interactive LLC (Factiva)	50	Provides electronic delivery of business news and online research, in partnership with Reuters Group Plc.

F.F. Soucy, Inc. & Partners, L.P.	40	Newsprint mill in Quebec, Canada

HB-Dow Jones S.A.	42	A part-owner of a publishing company in the Czech Republic

SmartMoney	50	Publisher of SmartMoney magazine and SmartMoney.com, serving the private-investor market throughout the U.S. and Canada, in partnership with Hearst Corp.

STOXX, Ltd	33	Provides and services the Dow Jones STOXX(sm) indexes, Europe’s leading regional equity indexes

Vedomosti	33	Publisher of an independent business newspaper in Russia, with Pearson and Independent Media

The Company purchases a portion of its newsprint from F.F. Soucy, Inc. & Partners, L.P. Operating expenses of the Company include the cost of newsprint supplied by F.F. Soucy of $19.5 million in 2004, $19.3 million in 2003 and $18.4 million in 2002.

The Company performs several services on behalf of Factiva, including some billing and collections of receivables and payroll services, in addition to leasing Factiva office space. The Company also provides content to Factiva for which it receives revenue. At December 31, 2004 and 2003, other receivables included net amounts due from Factiva of $4.2 million and $3.5 million, respectively. Revenues of the Company included content and licensing fees from Factiva of $13.5 million in 2004, $11.4 million in 2003 and $7.5 million in 2002.

Summarized financial information for the Company’s equity-basis investments in associated companies, combined, was as follows (these amounts are in aggregate at 100% levels). The majority of these investments are partnerships, which require the associated tax benefit or expense to be recorded by the partner.

(in thousands)	2004	2003	2002
Income statement information:
Revenues	$539,505	$540,258	$606,948
Operating income (loss)	17,770	12,668	(9,031)
Net income (loss)	6,658	5,203	(2,976)

Financial position information:
Current assets	$249,410	$201,313	$190,802
Noncurrent assets	155,664	172,497	202,562
Current liabilities	125,119	129,746	156,885
Noncurrent liabilities	20,182	15,041	22,039
Equity	259,773	229,023	214,440

NOTE 7. DEBT

Debt outstanding at December 31 was as follows:

(in thousands)	2004	2003
Commercial paper, at rates of 1.72% to 2.38%	$145,843	$153,110
Less: short-term borrowings, at an average rate of 2.20%	9,998

Total long term debt	$135,845	$153,110

Debt outstanding at December 31, 2004 consisted of commercial paper, of which $135.8 million was classified as long-term, as it is the Company’s intent to refinance this obligation on a long-term basis. As of December 31, 2004, the Company could borrow up to $440 million, $140 million through June 24, 2006 and $300 million through June 24, 2009, under a revolving credit agreement with a consortium of banks. Borrowings may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank’s prime rate, its certificate of deposit rate or the federal funds rate. An annual fee is payable on the commitment which the Company may terminate or reduce at any time. The annual fee, which is dependent on the Company’s debt rating issued by S&P and Moody’s, ranges from .06% to .08%. Prepayment of borrowings may be made without penalty. The Company intends to extend the revolving credit agreements prior to their expiration.

The revolving credit agreements contain certain restrictive covenants, including restrictions on consolidated indebtedness and a minimum cash flow requirement. At December 31, 2004, with respect to restrictive covenants then in effect, consolidated indebtedness was within the required ratio and was approximately $559 million less than the maximum borrowing allowed under the debt covenants. The Company’s cash flow, as defined in the agreement, exceeded that required.

Interest payments were $3.8 million in 2004, $2.7 million in 2003 and $3.2 million in 2002.

See Note 16 for changes in the Company’s debt structure subsequent to December 31, 2004.

NOTE 8. INCOME TAXES

The components of consolidated income before income taxes and minority interests were as follows:

(in thousands)	2004	2003	2002
Domestic	$229,128	$262,238	$306,934
Foreign	(73,043)	(41,380)	(49,404)

	$156,085	$220,858	$257,530

The following is a reconciliation of income tax expense to the amount derived by multiplying income before income taxes and minority interests by the statutory federal income tax rate of 35%.

(in thousands)	2004	% of Income Before Taxes	2003	% of Income Before Taxes	2002	% of Income Before Taxes
Income before income taxes and minority interests multiplied by statutory federal income tax rate	$54,629	35.0	$77,300	35.0	$90,136	35.0
State and foreign taxes, net of federal income tax effect	10,254	6.6	15,340	6.9	6,992	2.7
Nondeductible capital loss	2,426	1.6	3,333	1.5	4,875	1.9
Utilization of capital loss carryforward					(38,482)	(14.9)
Certain income tax matters	(7,151)	(4.6)	(25,055)	(11.3)
Resolution of Telerate sale loss contingencies			(20,937)	(9.5)
Other, net	(1,580)	(1.0)	1,723	0.8	220	0.1

	$58,578	37.5%*	$51,704	23.3%*	$63,741	24.8%

*	The sum of the individual amounts does not equal the total due to rounding.

Consolidated income tax expense was as follows:

(in thousands)	Federal	State	Foreign	Total
2004
Currently payable	$21,643	$18,543	$5,511	$45,697
Deferred	19,542	(6,105)	(556)	12,881

Total	$41,185	$12,438	$4,955	$58,578

2003
Currently payable	$5,127	$17,227	$1,329	$23,683
IRS 1995-1998 federal audit tax refund	(23,978)			(23,978)
Deferred	44,861	6,518	620	51,999

Total	$26,010	$23,745	$1,949	$51,704

2002
Currently payable	$29,846	$5,516	$4,227	$39,589
Deferred	23,922	(810)	1,040	24,152

Total	$53,768	$4,706	$5,267	$63,741

The Company’s combined current and noncurrent deferred taxes at December 31, 2004 and 2003 consisted of the following deferred tax assets and liabilities:

	Deferred Tax Assets		Deferred Tax Liabilities
(in thousands)	2004	2003	2004	2003
Depreciation			$93,085	$87,586
Employee benefit plans, including deferred compensation	$131,826	$113,801
Foreign tax credits	259	3,409
Investments			7,740	3,405
Intangibles		2,938	3,608
Leases	6,373	10,177
Capital loss carryforward	55,766	56,618
Unrecognized capital loss carryforward	109,545	110,109
Income tax valuation allowance for capital loss carryforward	(165,311)	(166,727)
All other	12,843	7,796	20,088	15,013

Total deferred taxes	$151,301	$138,121	$124,521	$106,004

Certain Income Tax Matters

Income tax expense included a tax benefit of $5.7 million, or $.07 per diluted share, in the fourth quarter 2004 and $1.5 million, or $.02 per diluted share, in the third quarter 2004, as a result of favorable resolutions of federal tax matters.

In 2003, the Internal Revenue Service (“IRS”) completed its audit of the Company’s tax returns for the 1995 through 1998 tax periods, which had been amended for additional tax refunds. As a result, the Company received tax refunds totaling $24 million. Pursuant to the settlement of these claims, in the third quarter of 2003, the Company recorded an adjustment of $25 million to reduce its tax reserve balance as a result of the resolution of certain tax matters. The Company also recorded a provision of about $9.5 million in the third quarter of 2003 for loss contingencies relating to recent developments in certain other tax matters.

Capital Loss Carryforward

As of December 31, 2004, the Company had a capital loss carryforward remaining of about $435 million (a deferred tax asset of about $165 million, with a full valuation allowance). Approximately $148 million of this loss carryforward is recognized for tax purposes and expires in 2006. The remaining $287 million of capital loss carryforward, which primarily relates to the contract guarantee obligation (see Note 4), will be recognized for tax purposes only to the extent, if any, that the Company is required to make payment. If the Company is required to make any such payment, the resulting loss carryforward will be available for use five years from the year it is recognized.

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

The Company could not conclude that it was more likely than not that it would realize any net tax savings from capital loss carryforward prior to their expiration and believes the full valuation allowance reserve was appropriate at December 31, 2004.

Income Taxes Paid/Received

Income tax payments were $39.6 million in 2004, $10 million in 2003 and $55.9 million in 2002. As mentioned above, the Company received a $24 million refund in 2003 as a result of the completion of the audit of the 1995 to 1998 tax returns. In addition, taxes paid/received in 2002 were affected by the deferral of certain tax payments. The Company’s federal income taxes that were normally due on September 15, and December 15, 2001, which totaled $32 million, were deferred to January 15, 2002 as the Internal Revenue Service offered relief of these payments for taxpayers that were affected by the September 11 terrorist attacks on the World Trade Center.

NOTE 9. CAPITAL STOCK

Common stock and class B common stock have the same dividend and liquidation rights. Class B common stock has ten votes per share, free convertibility into common stock on a one-for-one basis and can be transferred in class B form only to members of the stockholder’s family and certain others affiliated with the stockholder.

The Company repurchased 0.6 million shares in early 2003 for $19.8 million at an average cost of $35.72 per share and 3.2 million shares in 2002 for $143.3 million at an average cost per share of $44.10.

As of December 31, 2004, approximately $326.4 million remained under board authorization for share repurchases.

NOTE 10. DILUTION AND STOCK COMPENSATION PLANS

Basic and diluted earnings per share have been computed as follows:

(in thousands, except per share amounts)	2004(2)	2003(2)	2002(2)
Net income	$99,548	$170,599	$201,506
Weighted-average shares outstanding - basic	81,878	81,593	83,510
Effect of dilutive securities:
Stock options	120	121	219
Other, principally contingent stock rights	287	236	188

Weighted-average shares outstanding - diluted (1)	82,285	81,950	83,917

Basic earnings per share	$1.22	$2.09	$2.41
Diluted earnings per share	1.21	2.08	2.40

(1) The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the year.

(2) Options to purchase 8,474,000 shares in 2004 at an average price of $54.85, options to purchase 7,566,000 shares in 2003 at an average price of $55.03 and options to purchase 6,786,000 shares in 2002 at an average price of $56.56 have been excluded from the diluted earnings per share calculation for each respective year because the options’ exercise prices were greater than the average market price during the year and to include such securities would be antidilutive.

Dilution Table

The table below shows the effect on the diluted weighted-average shares outstanding using the treasury stock method had the stock price been at higher amounts than its average for 2004 of $45.32.

(shares in thousands)

Hypothetical Stock Prices	Incremental Dilutive Shares	Percentage of Shares Outstanding	EPS Impact
$50	527	0.6%	$ 0.00
60	1,077	1.3	(0.01)
70	1,796	2.2	(0.02)
80	2,366	2.9	(0.03)
90	2,809	3.4	(0.03)

Stock Compensation Plans

The Dow Jones 2001 Long-Term Incentive Plan (“the plan”) provides for the grant of contingent stock rights, stock options, restricted stock, restricted stock units and other stock-based awards (collectively, “plan awards”). At the 2004 Annual Meeting of Stockholders, an amendment to the plan was approved which increased the number of shares issuable under the plan by 2,000,000 shares to 9,000,000 shares. The Company anticipates that awards under the plan may be made to approximately 750 employees (including employee directors) of the Company and to all non-employee directors of the Company. The Compensation Committee of the Board of Directors administers the plan. Under the plan, common stock may be granted for plan awards through March 31, 2011. The plan was the successor to the Dow Jones 1997 Long-Term Incentive Plan, which provided benefits to key senior executives, and the Dow Jones 1998 Stock Option Plan, which primarily provided benefits for middle management. At December 31, 2004, there were 3,283,916 shares available for future grants under the 2001 plan. Shares that remained under 1998 plan have been retired.

Stock options

Options for shares of common stock may be granted under existing plans at not less than the fair market value of the common stock on the date of grant. In December 2004, under authorization of the Board of Directors, the Company accelerated the vesting of all unvested options granted after 2002. Accordingly, all options outstanding at December 31, 2004 were exercisable other than a portion of the 2002 grants. Stock options granted subsequent to December 31, 2004 will vest and become exercisable three years from the date of grant pursuant to the new three-year cliff vesting schedule. Options expire 10 years from the date of grant.

The activity with respect to options under the Company’s stock option plans was as follows:

(shares in thousands)

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance, January 1	8,985	$52.57	7,783	$53.95	6,176	$52.70
Granted	1,245	52.61	1,699	44.67	2,477	54.98
Exercised (*)	(219)	35.11	(226)	37.39	(356)	34.82
Terminated/Canceled	(636)	54.77	(271)	55.26	(514)	57.20

Balance, December 31	9,375	$52.83	8,985	$52.57	7,783	$53.95

Options exercisable at December 31	8,693	$52.66	5,231	$53.55	3,844	$50.58

(*)	Options exercised in 2004, 2003 and 2002 yielded a pretax gain to the option holders of $2 million, $3 million and $5 million, respectively. The five most highly-compensated executives of the Company exercised 25,000 options yielding them pretax income of $0.2 million in 2004, exercised 27,000 options yielding them pretax income of $0.2 million in 2003 and exercised 48,000 options yielding them pretax income of $0.3 million in 2002.

In 2004, the five most highly-compensated executives of the Company were Peter R. Kann, Chairman of the Board and Chief Executive Officer; Richard F. Zannino, Executive Vice President and Chief Operating Officer; Peter G. Skinner, Executive Vice President, General Counsel and Secretary; Karen E. House, Senior Vice President and Publisher of The Wall Street Journal; and L. Gordon Crovitz, Senior Vice President and President, Electronic Publishing.

Options outstanding at the end of 2004 are summarized as follows:

(in thousands, except per share amounts)	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Value(*)	Shares	Weighted- Average Exercise Price	Value(*)
$34.38 to $36.25	483	$34.84	1.8	$3,971	483	$34.84	$3,971
$40.64 to $49.85	2,463	46.20	6.5	4	2,455	46.20	4
$50.75 to $55.16	3,815	53.72	7.1		3,142	53.41
$55.22 to $61.13	1,730	59.55	6.1		1,729	59.55
$62.75 to $73.25	884	64.21	5.1		884	64.21

Balance, December 31, 2004	9,375	$52.83	6.3	$3,975	8,693	$52.66	$3,975

Five most highly-compensated executives	1,351	$52.72	6.5	$619	1,262	$52.56	$619
All others	8,024	52.85	6.2	3,356	7,431	52.68	3,356

Total	9,375	$52.83	6.3	$3,975	8,693	$52.66	$3,975

(*)	Represents the excess of the closing price of the Company’s common stock on December 31, 2004 ($43.06), over the respective exercise price of the options multiplied by the number of in-the-money options at December 31, 2004.

Stock Options Outstanding by Year of Grant

(shares in thousands)

Year	Number Of Shares Granted	Weighted- Average Exercise Price	Number of Shares			Weighted- Average Market Price(*)	Additional Shares(**)
			Forfeited	Exercised	Unexercised
2004	1,245	$52.61	(49)		1,196
2003	1,699	44.67	(147)	(19)	1,533	$50.28	1
2002	2,477	54.98	(423)	(5)	2,049	51.52	1
2001	2,225	59.45	(508)		1,717
2000	1,301	64.27	(401)		900
1999	110	52.07	(23)	(20)	67	65.70	4
1998	1,285	49.19	(272)	(197)	816	63.02	26
1997	1,179	50.29	(420)	(212)	547	63.48	26
1996	1,220	34.50	(80)	(778)	362	54.22	172
1995	678	37.70	(29)	(461)	188	53.04	85

Total	13,419		(2,352)	(1,692)	9,375

(*)	Represents the average market price of shares acquired by the option holder on the date of exercise.

(**)	Assumes the Company uses the proceeds from share purchases including related tax deduction to repurchase shares on the open market at the market price.

CEO Stock Options Outstanding by Year of Grant

(in thousands, except per share amounts)

Year	Number Of Shares Granted	Weighted- Average Exercise Price
			Exercised Options			Unexercised Options
			Shares	Average Price	Gain	Shares	Average Price	Value(*)
2004	88	$52.65				88	$52.65
2003	92	44.68				92	44.68
2002	114	55.16				114	55.16
2001	84	59.50				84	59.50
2000	60	64.00				60	64.00
1998	39	49.13				39	49.13
1997	32	50.75				32	50.75
1996	40	34.38				40	34.38	$347
1995	15	45.31				15	45.31

Total	564	$52.24				564	$52.24	$347

(*)	Represents the difference between the closing price of the Company’s common stock on December 31, 2004 ($43.06), and the exercise price of the options. The CEO historically has not exercised his stock options until their expiration year.

Contingent stock rights

Contingent stock rights, granted under the Long-Term Incentive Plan, entitle the participant to receive future payments in the form of common stock, cash or a combination of both. The compensation ultimately received will depend on the extent to which specific performance criteria are achieved during the respective performance period (three years for 2004 grants; four years for prior grants), the participant’s individual performance and other factors, as determined by the compensation committee. Compensation received could be less than or equal to that specified in the right, but cannot exceed the right.

The activity with respect to the number of contingent stock rights outstanding was as follows:

(in number of stock rights)	2004	2003	2002
Balance, January 1	915,000	750,000	584,000
Granted – Five most highly-compensated executives	101,000	111,000	92,000
Granted – all others	154,000	184,000	183,000
Final awards – Five most highly-compensated executives (*)	(32,000)	(11,000)	(14,000)
Final awards – all others (*)	(54,000)	(20,000)	(36,000)
Terminated/canceled	(145,000)	(99,000)	(59,000)

Balance, December 31	939,000	915,000	750,000

(*)	The combined market value of the final shares awarded to the five most highly-compensated executives and all others in 2004, 2003 and 2002 was $4.3 million, $1.1 million and $2.8 million, respectively, based on the stock price on the date of award.

Contingent stock rights outstanding:

Performance Period	Five most highly- compensated executives	All others	Total
2001-2004	73,000	124,000	197,000
2002-2005	87,000	153,000	240,000
2003-2006	102,000	167,000	269,000
2004-2006	92,000	141,000	233,000

Total	354,000	585,000	939,000

Restricted stock units and Restricted stock awards

Restricted stock units cliff vest at the end of three years from the date of grant and are payable in the Company’s common stock. Any dividends accrued during this period would be payable at the end of the three year period in cash. In 2004, 101,000 shares of restricted stock units were granted at $52.65 per share, of which 8,000 shares had lapsed at December 31, 2004.

The vesting of restricted stock awards may be conditional upon the completion of a specified period of employment, upon attainment of specified performance goals, and/or any other such criteria as the Compensation Committee may determine. In 2004, no shares of restricted stock were granted. In 2003, 6,900 shares of restricted stock were granted at a market value of $0.3 million and in 2002, 26,000 shares of restricted stock were granted at a market value of $1.2 million.

Stock purchase plan

Under the terms of the Dow Jones 1998 Employee Stock Purchase Plan, eligible employees may purchase shares of the Company’s common stock based on compensation through payroll deductions or lump-sum payment. The purchase price for payroll deductions is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. Lump-sum purchases are made during the offering period at the lower of 85% of the fair market value of the stock on the first day of the purchase period or the payment date. At December 31, 2004, there were 1,147,000 shares available for future offerings. Under the plan, the Company sold 109,000 shares, 105,000 shares and 104,000 shares to employees in 2004, 2003 and 2002, respectively.

NOTE 11. PENSION AND OTHER POSTRETIREMENT PLANS

Employee Pension

The Company provides retirement plans for a majority of its employees who meet specific length of service requirements through several plans.

The Company’s defined contribution plans cover a majority of its employees. The 401(k) Savings Plans are based on a fixed percentage of compensation and allow an employer matching opportunity up to a specified percentage. The contribution for each employee is limited to the amount deductible for income tax purposes. The annual cost of the plan is funded currently. The total costs related to defined contribution plans amounted to $44.3 million in 2004, $43.6 million in 2003 and $45.5 million in 2002.

Substantially all employees who are not covered by the defined contribution plans are covered by defined benefit pension plans. The Company’s defined benefit pension plan benefits are based on years of service and compensation. The total cost of these defined benefit plans was $2.8 million in 2004, $8.0 million in 2003 and $3.0 million in 2002.

Postretirement Benefits other than Pensions

For a majority of its full-time employees, the Company sponsors defined benefit postretirement medical plans which provide lifetime health care benefits to retirees who meet specified length of service and age requirements, and their eligible dependents. The plans are unfunded.

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

In the second quarter of 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP clarified that companies eligible for federal subsidies under the Act should recognize the expected benefit as part of its measurement of its accumulated postretirement obligation. Accordingly in the second quarter 2004, the Company remeasured its postretirement obligation as of January 1, 2004 factoring in this expected benefit from Medicare. The remeasurement resulted in a reduction of the Company’s accumulated postretirement benefit obligation by $24 million and reduced its expected annual 2004 postretirement expense by $3.6 million (a reduction of service cost by $1.2 million, interest cost by $1.5 million and recognized actuarial loss by $0.9 million).

Defined Benefit Plans

The Company’s defined pension and other postretirement benefit plans, which are measured at December 31, were as follows:

(in thousands)	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Change in Benefit Obligation
Projected benefit obligation at January 1	$169,781	$148,010	$239,151	$189,643
Service cost	5,274	4,707	8,240	8,028
Interest cost	10,301	9,930	13,246	13,208
Plan participant contributions			1,128	989
Plan amendments		1,598	(4,946)	(23,741)
Effect of curtailment/settlement	(4,057)
Actuarial loss	11,435	14,876	12,567	60,428
Benefits paid	(11,468)	(9,340)	(11,027)	(9,404)

Projected benefit obligation at December 31	$181,266	$169,781	$258,359	$239,151

Change in Plan Assets
Fair value of plan assets at January 1	$159,977	$116,621
Actual return on plan assets	12,588	24,026
Employer contribution	1,419	28,670	$9,899	$8,415
Plan participant contributions			1,128	989
Effect of curtailment/settlement	(3,091)
Benefits paid	(11,468)	(9,340)	(11,027)	(9,404)

Fair value of plan assets at December 31	$159,425	$159,977	$—	$—

Components of Accrued Benefit Costs
Funded status	$(21,841)	$(9,804)	$(258,359)	$(239,151)
Unrecognized actuarial loss	33,228	22,327	70,190	58,543
Unrecognized prior service cost	3,240	3,546	(25,716)	(22,311)

Accrued benefit costs	$14,627	$16,069	$(213,885)	$(202,919)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(14,072)	$(2,849)	$(213,885)	$(202,919)
Prepaid benefit cost	2,190	18,468
Intangible asset	3,240	88
Accumulated other comprehensive income	23,269	362

Net amount recognized	$14,627	$16,069	$(213,885)	$(202,919)

The accumulated benefit obligation for the defined benefit pension plans was $167.3 million at December 31, 2004 and $160.6 million at December 31, 2003.

Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

(in millions)	2004
Projected benefit obligation	$172.9
Accumulated benefit obligation	163.3
Fair value of plan assets	149.2

In 2003, the projected benefit obligation of a supplementary benefit plan of a subsidiary of the Company was $2.8 million, which was not funded.

Components of Net Periodic Benefit Costs:

	Pension Benefits			Other Postretirement Benefits
(in thousands)	2004	2003	2002	2004	2003	2002
Service cost	$5,274	$4,707	$4,109	$8,240	$8,028	$6,646
Interest cost	10,301	9,930	9,759	13,246	13,208	11,226
Expected return on plan assets	(13,117)	(9,683)	(11,326)
Amortization of prior service cost	724	726	1,130	(1,433)	294	264
Recognized actuarial loss (gain)	798	1,214	40	813		(293)
Special termination benefits		1,139	2,165
Plan curtailment	(1,138)		(2,878)			504

Total benefit cost	$2,842	$8,033	$2,999	$20,866	$21,530	$18,347

The plan curtailment in 2004 relates to the repositioning of the Far Eastern Economic Review to a monthly publication. The plan curtailment and special termination benefits in 2002 relate to the divestiture of five Ottaway properties.

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Discount Rate	5.88%	6.25%	5.88%	6.25%
Salary Scale	3.00	3.00	n/a	n/a

Weighted-average assumptions used to determine net cost at December 31:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Discount Rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected Asset Return	8.75	8.75	9.00	n/a	n/a	n/a
Salary Scale	3.00	3.00	3.00	n/a	n/a	n/a

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

Health care cost trend rate

A 10% annual rate of increase in the per capita costs of covered health care benefits was assumed for 2005, gradually decreasing to 5% by the year 2012 and remaining at that rate thereafter. The Company’s health care cost trend rate assumed for 2004 was 9% decreasing to 5% by the year 2011.

A one percentage point change in the assumed health care cost trend rates would have had the following effects in 2004:

(in thousands)	1% Increase	1% Decrease
Accumulated postretirement benefit obligation as of December 31, 2004	$50,533	$(41,789)
Total service and interest cost for 2004	5,059	(4,038)

Defined Benefit Pension Plan Assets

The defined benefit pension plan’s investment objective is to maximize long-term total return through a combination of income and capital appreciation with a prudent investment practice and assumption of a moderate risk level. The Company provides guidance to the balanced investment manager who has responsibility for asset allocation within the following ranges: equity investments between 25% to 75%, debt securities between 25% to 75%, and cash equivalents from 0% to 50%. In addition, the investment manager may not allocate more than 35% to a specific industry or more than 5% to an individual company.

Pension plan asset allocation at December 31, 2004 and 2003 and the target allocation for 2005 are as follows:

Asset Category	Target Allocation 2005	Percentage of Plan Assets December 31
		2004	2003
Equity securities	65%	68%	60%
Debt securities	35	32	40

Total	100%	100%	100%

Expected Contributions

The Company does not expect to make contributions to fund the pension plans in 2005.

Expected Future Benefit Payments

The Company expects to pay the following benefit payments, which reflect expected future service:

(in thousands)	Pension Benefits	Other Post Retirement Benefits
2005	$9,493	$10,079
2006	9,407	10,081
2007	9,556	10,642
2008	9,853	10,826
2009	10,612	11,292
2010-2014	60,106	65,846

NOTE 12. COMMITMENTS AND CONTINGENCIES

Commitments for capital expenditures amounted to $6.2 million at December 31, 2004.

Noncancelable leases require minimum rental payments through 2020 totaling $313 million. Payments required for the years 2005 through 2009 are as follows:

(in thousands)	2005	2006	2007	2008	2009
	$52,721	$41,756	$33,670	$25,406	$24,251

These leases are principally for office space and equipment and contain renewal and escalation clauses. Total rental expense amounted to $60 million in 2004, $61.7 million in 2003 and $58.4 million in 2002.

Other Guarantees and Contingencies

In addition to the litigation that is separately disclosed in Note 4 of this Form 10-K, there are various libel actions, legal proceedings and other matters that have arisen in the ordinary course of business that represent possible contingencies of the Company and its subsidiaries. In the opinion of management, based on advice of legal counsel, the ultimate outcome to the Company and its subsidiaries as a result of these legal proceedings and other matters will not have a material effect on the Company’s financial statements. In addition, the Company has insurance coverage for many of these matters.

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

The Company enters into indemnification agreements in its ordinary course of business, typically with companies from which it is acquiring or to which it is selling businesses, partners in joint ventures, licensees and licensors, and service providers and contractors. Under these agreements the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, as a result of the Company’s activities or its breach of the agreement in question or in connection with any intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations generally survive termination of the underlying agreement, either for some set number of years or perpetually. In some cases, the maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The Company believes that the estimated fair value of these indemnity obligations is minimal and the Company has no liabilities recorded for these obligations as of December 31, 2004. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

Newsprint is the Company’s single most important raw material and represented approximately 7.5% of total annual operating expenses for each of the past three years. The Company has signed long-term contracts with certain newsprint suppliers for a substantial portion of its annual newsprint requirements and has discretion as to the timing of such purchases.

The Company has guaranteed payment for office space occupied by certain of its joint ventures. Partners of the Company in these joint ventures have either directly guaranteed their share of any payments required under these guarantees or agreed to indemnify the Company for 50% of any payments the Company may be required to make under these guarantees. The Company’s share of this obligation totals $7.3 million through 2010.

NOTE 13. BUSINESS SEGMENTS

The Company reports the results of its operations in three segments: print publishing, electronic publishing and community newspapers. In addition, the Company reports certain administrative activities under the corporate segment.

Print publishing, which is largely comprised of the global operations of The Wall Street Journal, produces business and financial content world-wide. This content is published primarily in the U.S., Europe, Asia and Latin America editions of The Wall Street Journal and on U.S. television through a licensing arrangement with CNBC. The Company manages the global Journal operations as one segment as their products comprise the global Journal brand, and there are significant interrelationships within the editions including global management, shared news flows and workforce and a global advertising customer base and pricing. U.S. television, which represents a licensing agreement with NBC Universal to provide branding, news content and on-air expertise to CNBC, is a further extension of the Journal brand and the content it produces. The Company also includes the operations of Barron’s within print publishing instead of reporting such separately because of its relative immateriality to the Company’s results on a consolidated basis and because it shares similarities with the global Journal operations.

Historically, print publishing accounts for approximately 60% of revenues, with the remaining 40% divided almost equally between electronic publishing and community newspapers segments. The Company’s overall performance is largely dependent on the operating performance of the global Wall Street Journal (including its extended U.S. television brand and content).

Electronic publishing, whose products provide business and financial news and information to customers via electronic dissemination and are expected to have similar long-term economic characteristics, includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures. Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites as well as the Company’s licensing/business development and radio/audio businesses. Revenues in the electronic publishing segment are mainly subscription based. The community newspapers segment publishes 15 daily newspapers, 12 Sunday papers and more than 30 weekly newspapers and “shoppers” in nine states in the U.S.

Management evaluates the performance of its segments exclusive of restructuring charges and September 11-related items. See Note 3 for a further discussion of these items.

The Company’s operations by business segment and geographic area were as follows:

Financial Data by Business Segment

(in thousands)	2004	2003	2002
Revenues (1)
Print publishing	$948,833	$915,468	$948,870
Electronic publishing	381,181	322,032	309,491
Community newspapers:
Comparable operations (2)	325,483	307,952	278,638
Divested/newly-acquired operations	15,961	3,033	22,174

Total	341,444	310,985	300,812

Consolidated revenues	$1,671,458	$1,548,485	$1,559,173

Income Before Income Taxes and Minority Interests (3)
Print publishing	$31,485	$8,079	$(8,058)
Electronic publishing	79,034	67,871	60,863
Community newspapers:
Comparable operations (2)	85,317	80,224	74,000
Divested/newly-acquired operations	3,798	769	5,255

Total	89,115	80,993	79,255
Corporate	(33,528)	(32,438)	(33,167)

Segment operating income	166,106	124,505	98,893
Restructuring charges and September 11-related items, net (3)	(3,932)	18,408	(23,810)

Consolidated operating income	162,174	142,913	75,083

Equity in earnings (losses) of associated companies	2,375	2,869	(488)
Gain on disposition of businesses and investments	3,260	18,699	197,925
Gain on resolution of Telerate sale loss contingencies		59,821
Contract guarantee	(6,933)	(9,523)	(11,878)
Other, net	(4,791)	6,079	(3,112)

Income before income taxes and minority interests	$156,085	$220,858	$257,530

(in thousands)	2004	2003	2002
Depreciation and Amortization Expense
Print publishing	$65,335	$67,054	$71,568
Electronic publishing	27,732	26,263	25,374
Community newspapers:
Comparable operations (2)	10,889	11,887	11,069
Divested/newly-acquired operations	786	163	681

Total	11,675	12,050	11,750
Corporate	165	647	1,046

Consolidated depreciation and amortization expense	$104,907	$106,014	$109,738

Assets at December 31
Print publishing	$673,967	$714,811	$762,071
Electronic publishing	269,548	156,220	157,789
Community newspapers	316,238	305,821	159,247

Segment assets	1,259,753	1,176,852	1,079,107
Cash and investments	120,450	127,302	128,552

Consolidated assets	$1,380,203	$1,304,154	$1,207,659

Capital Expenditures
Print publishing	$33,265	$30,409	$55,723
Electronic publishing	16,270	11,571	16,136
Community newspapers	26,468	13,961	5,794

Consolidated capital expenditures	$76,003	$55,941	$77,653

Financial Data by Geographic Area
(in thousands)	2004	2003	2002
Revenues
United States	$1,527,427	$1,417,854	$1,418,355
International	144,031	130,631	140,818

Consolidated revenues	$1,671,458	$1,548,485	$1,559,173

Plant, Property and Equipment, Net of Accumulated Depreciation
United States	$647,989	$678,550	$707,360
International	12,035	10,734	13,341

Consolidated plant, property and equipment, net	$660,024	$689,284	$720,701

Goodwill and Intangible Assets, Net of Accumulated Amortization
United States	$282,021	$181,763	$44,735
International	52,424	41,681	18,295

Consolidated goodwill and intangible assets, net	$334,445	$223,444	$63,030

Notes:

(1)	Revenues shown represent revenues from external customers. Transactions between segments are not significant.

(2)	Amounts in 2003 have been reclassified between comparable and divested/newly-acquired operations to conform with comparable operations in 2004.

(3)	Restructuring charges and September 11-related items, net are not included in segment expenses as management evaluates segment results exclusive of these items. For information purposes, restructuring and September 11-related items allocable to each segment were as follows:

(in thousands)	2004	2003	2002
Print publishing	$(3,561)	$17,422	$(16,794)
Electronic publishing	(280)	951	(6,521)
Corporate	(91)	35	(495)

Total (charges) income	$(3,932)	$18,408	$(23,810)

NOTE 14. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

Other investments include marketable equity securities, which are carried at their market value. As of December 31, 2004, the market value of these securities was $7.4 million reflecting an unrealized gain of $4.9 million.

The market value of these securities at December 31, 2003, was $8.2 million reflecting an unrealized gain of $5.7 million. The balance of the other investments is carried at original cost.

The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value. At December 31, 2004 and 2003, the Company’s long-term debt consisted of commercial paper, the balance of which approximated its fair value.

Foreign Currency Exchange Forward Contracts

In December 2004 and 2003, the Company entered into foreign currency exchange forward contracts to exchange U.S. dollars for the following foreign currencies:

	2004		2003
(in millions)	Foreign Currency	U.S. Dollar	Foreign Currency	U.S. Dollar
British Pound	12.5	$23.9	14.5	$25.4
Euro	14.0	18.7	24.4	30.4
Australian Dollar			1.3	1.0

These contracts, which expire ratably over the subsequent year, are designated as cash flow hedges of anticipated operating expenses that are denominated in these foreign currencies. Revenues of the Company are largely collected in U.S. dollars. These contracts are entered into to protect against the risk that operating expenses will be adversely affected by devaluation in the U.S. dollar relative to these currencies. Realized gains or losses on foreign currency forward contracts are recognized currently through income and generally offset the transaction losses or gains on the foreign currency cash flows which they are intended to hedge. In the second quarter 2004, the Company closed out the forward contracts that were intended to buy Australian dollars in the last half of 2004. The resulting loss was insignificant.

Based on the devaluation in the U.S. dollar relative to these currencies, there were unrealized gains on these contracts of $0.3 million and $0.7 million at December 31, 2004 and December 31, 2003, respectively.

The Company also enters into foreign currency forward exchange contracts to limit the cash flow and earnings volatility that results from remeasuring certain foreign currency payables at prevailing exchange rates. The unrealized gains or losses of these forward contracts are recognized in Other, net in the income statement. The forward contract acts as an economic hedge by increasing in value when the underlying foreign currency payable decreases in value and conversely decreases in value when the underlying foreign currency payable increases. As of December 31, 2004, the Company had forward currency exchange contracts outstanding to exchange 11 million British Pounds for $21.1 million, which are due to expire in the first quarter of 2005.

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

NOTE 15. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The summary of unaudited 2004 and 2003 quarterly financial data was as follows:

	Quarters
(in thousands, except per share amounts)	First	Second	Third	Fourth	Year
2004
Revenues	$401,621	$437,790	$394,892	$437,155	$1,671,458
Operating income	33,759	56,290	20,428	51,697	162,174
Net income	17,816	34,041	12,067	35,624	99,548
Per share
Basic	$.22	$.42	$.15	$.43	$1.22
Diluted	.22	.41	.15	.43	1.21

2003
Revenues	$358,230	$393,586	$375,946	$420,723	$1,548,485
Operating income	17,579	53,224	16,816	55,294	142,913
Net income (*)	66,932	30,838	28,577	44,252	170,599
Per share
Basic	$.82	$.38	$.35	$.54	$2.09
Diluted (**)	82	.38	.35	.54	2.08
(*) In 2003, net income included the following items (presented net of taxes):
	Quarters
(in millions)	First	Second	Third	Fourth	Year
Gain on business interruption insurance claim		$11.1			$11.1
Gain on reversal of Telerate sale loss contingency	$59.8				59.8
Contract guarantee	(2.6)	(2.5)	$(2.3)	$(2.1)	(9.5)
Gain on exchange of WSJ Europe and Handelsblatt interests				11.4	11.4
Certain income tax matters			19.5		19.5

	$57.2	$8.6	$17.2	$9.3	$92.2	**

(**)	The sum of the individual amounts does not equal the total due to rounding.

NOTE 16. SUBSEQUENT EVENT

On January 21, 2005, the Company completed its acquisition of MarketWatch, Inc. (“MarketWatch”) for a purchase price of approximately $538 million, including transaction costs. This represents a purchase price of $18 per diluted common share and was financed by $439 million of commercial paper borrowings, with the balance funded in cash by the Company, including cash received from MarketWatch. The commercial paper borrowings, which were refinanced in part with the proceeds of a $225 million 3.875% three-year bond offering that occurred during the first quarter of 2005, are supported by a $260 million 60-day revolving credit facility dated January 20, 2005 and $440 million of multi-year revolving credit facilities.

MarketWatch is a leading provider of business news, financial information and analytical tools and operates two award-winning web sites: MarketWatch.com and BigCharts.com. These free, advertising-supported sites serve approximately seven million unique visitors per month with timely market news and information. MarketWatch also operates the MarketWatch Information Services group, which is a leading licensor of market news, data, investment analysis tools and other online applications to financial services firms, media companies, and corporations. The Company intends to integrate MarketWatch into the Consumer Electronic Publishing business.

The Company believes that the MarketWatch acquisition will complement The Wall Street Journal Online network, which provides premium business news to about three million unique visitors per month. By combining the traffic of The Wall Street Journal network of sites and MarketWatch, the Web sites are expected to have close to nine million unduplicated unique visitors per month. These factors contributed to a purchase price in excess of the fair market value of the net tangible and intangible assets acquired from MarketWatch, and as a result, the Company recorded goodwill in connection with this transaction.

Under the terms of the merger agreement, each outstanding common share of MarketWatch was exchanged for $18, representing approximately 28.2 million shares, which amounts to approximately $507.8 million in aggregate cash, and together with approximately $25 million related to 1.2 million stock options to be exchanged and direct transaction costs of approximately $5.1 million, resulted in an aggregate purchase price of approximately $538 million. The value of the stock options was determined using the Black-Scholes option valuation model.

Under the purchase method of accounting, the total estimated purchase price is allocated to MarketWatch’s net tangible and intangible assets based upon their estimated fair value as of the date of completion of the merger. Based upon the estimated purchase price and the preliminary valuation performed, the preliminary purchase price allocation, which is subject to change based on Dow Jones’ final analysis, is as follows (in thousands):

Tangible assets:
Current assets	$82,502
Property, plant and equipment	4,357
Other assets – long term	33,904

Total tangible assets	120,763

Intangible assets:
Customer relationships	16,800
Developed technology	13,200
Trade name	30,000
Goodwill	398,026

Total intangible assets	458,026

Liabilities assumed:
Current liabilities	(40,140)
Other liabilities – long term	(810)

Total liabilities assumed	(40,950)

Net assets acquired	$537,839

A preliminary estimate of $30 million has been allocated to amortizable intangible assets consisting of customer-related intangible assets and developed technology with weighted-average useful lives of six and four years, respectively. Further, a preliminary estimate of $30 million has been allocated to indefinite lived intangible assets, principally trade names, which will not be amortized. A preliminary estimate of $398 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. The preliminary purchase price allocation for MarketWatch is subject to revision as more detailed analysis is completed and additional information on the fair values of MarketWatch’s assets and liabilities becomes available. Any change in the fair value of the net assets of MarketWatch will change the amount of the purchase price allocable to goodwill.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Stockholders of Dow Jones & Company, Inc.:

Management has prepared and is responsible for the Company’s consolidated financial statements and related information appearing in this report. The financial statements, which include amounts based on estimates and judgments that Management believes are reasonable, have been prepared in conformity with generally accepted accounting principles consistently applied. Accordingly, Management believes that the consolidated financial statements reasonably present the Company’s financial position and results of operations and that the form and substance of transactions are fairly reflected.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the consolidated financial statements of the Company and its internal control over financial reporting, as described in their report. Their report expresses an opinion on whether the financial statements included in the Form 10-K present fairly, in all material respects, the financial condition of the Company and the results of its operations and its cash flows in accordance with accounting principles generally accepted in the United States of America and opinions on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Board of Directors of the Company, through its audit committee consisting solely of independent directors, is responsible for reviewing and monitoring the Company’s financial reporting, accounting practices and the retention of the independent registered public accounting firm. The audit committee meets regularly with financial management, internal auditors and the independent registered public accounting firm — both separately and together — to review the results of their audits, the adequacy of internal accounting controls and financial reporting matters.

/s/ Peter R. Kann	/s/ Christopher W. Vieth

Peter R. Kann	Christopher W. Vieth
Chairman of the Board	Vice President
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

We have completed an integrated audit of Dow Jones & Company, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dow Jones & Company, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
March 8, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three month period ended December 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item with respect to directors of the Company is incorporated by reference to the tables, including the footnotes thereto, titled “Nominees for Election at the Annual Meeting” and “Incumbent Directors (Class of 2006)” in the 2005 Proxy Statement. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement. For the information required by this item relating to executive officers, see Part I, page 9 of this 2004 Form 10-K. The information required by this item with respect to family relationships is incorporated by reference to footnotes (1) and (6) under the table titled “Nominees for Election at the Annual Meeting” in the 2005 Proxy Statement.

The information required by this item with respect to the Audit Committee is incorporated by reference to the information appearing under the captions “Audit Committee—Committee Independence, Charter, and Audit Committee Financial Expert” and “Board of Directors—Director Independence” in the 2005 Proxy Statement.

The information required by this item with respect to the Company’s Code of Ethics is incorporated by reference to the information appearing under the caption “Code of Conduct” in the 2005 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the material as well as the tables, including the footnotes thereto, appearing under the captions “Executive Compensation,” “Mr. Skinner’s Retirement Agreement,” “Amended and Restated Separation Plan for Senior Management,” “Executive Death Benefit Agreement,” and “Compensation Committee Interlocks and Insider Participation” in the 2005 Proxy Statement, to the material under the captions “Compensation Committee Report on Executive Compensation” and “Comparison of Total Stockholder Return” and in the first four paragraphs under the caption “Board of Directors — Meetings of the Board and Committees; Director Compensation; Attendance” in the 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” in the 2005 Proxy Statement.

The following table provides the Company’s equity compensation plan information as of December 31, 2004. Under these plans, the Company’s common stock may be issued upon the exercise of options.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options compensation plan	Number of securities remaining available for future issuance under equity
Equity compensation plans approved by security holders (a)	9,435,414	$ 52.74	4,430,977	(b)

Equity compensation plans not approved by security holders (c)	3,305	35.76	401,634

TOTAL	9,438,719		4,832,611

(a)	Consists of 2001 Long-Term Incentive Plan and 1998 Employee Stock Purchase Plan. The 1998 Employee Stock Purchase Plan has 60,397 shares outstanding at the price of $38.00.

(b)	Includes 742,088 shares reserved for contingent stock rights and 1,147,061 shares available for the 1998 Employee Stock Purchase Plan.

(c)	Dow Jones Reuters Business Interactive, LLC 2000 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to footnotes 4 and 10 to the tables titled “Nominees for Election at the Annual Meeting” and “Incumbent Directors (Class of 2006)” and the section titled “Certain Relationships and Related Transactions” in the 2005 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the captions “Audit Committee-Audit Fees, Audit Related Fees, Tax Fees, All Other Fees, Audit Committee Pre-Approval Process” in the 2005 Proxy Statement.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Other schedules have been omitted since they are either not required or not applicable.

(a) (3) Exhibits:

Exhibit Number	Document
3.1	The Restated Certificate of Incorporation of the Company, as amended April 21, 2003, is hereby incorporated by reference to Exhibit 10.1 to its Form 10-Q for the quarter ended March 31, 2003.

3.2	The By-laws of the Company restated as of April 21, 2003, is hereby incorporated by reference to Exhibit 10.2 to its Form 10-Q for the quarter ended March 31, 2003.

10.1	Lease between the Company and World Financial Center formerly known as Olympia and York Battery Park Company, of space in The World Financial Center, New York City, is hereby incorporated by reference to Exhibit 10.9 to its Form 10-K for the year ended December 31, 1983 as amended by its First through Eighth Amendments and the Letter agreements relating to such lease, which are hereby incorporated by reference to Exhibit 10.5 to its Form 10-Q for the quarter ended September 30, 2002, as amended by its Ninth Amendment dated December 17, 2003, which is hereby incorporated by reference to Exhibit 10.1 to its Form 10-K for the year ended December 31, 2003, and as amended by its Tenth Amendment dated June 8, 2004, and the subordination, Non-Disturbance and Attornment Agreement related thereto, which is hereby incorporated by reference to Exhibit 10.1 its Form 10-Q for the quarter ended June 30, 2004.

10.2	Dow Jones 1991 Stock Option Plan, as amended, is hereby incorporated by reference to Exhibit 19.2 to its Form 10-Q for the quarter ended September 30, 1991.

Exhibit Number	Document
10.3	Dow Jones 1992 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended March 31, 1992.

10.4	Dow Jones 1997 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended March 31, 1997.

10.5	Dow Jones 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.12 to its Form 10-Q for the quarter ended March 31, 1998.

10.6	Separation Plan for Senior Management, amended and restated as of September 15, 2004, is hereby incorporated by reference to Exhibit 10.1 to its Form 8-K dated September 20, 2004.

10.7	5-Year Credit Agreement, dated June 21, 2004, is hereby incorporated by reference to Exhibit 10.3 to its Form 10-Q for the quarter ended June 30, 2004.

10.8	5-Year Credit Agreement, dated June 25, 2001, is hereby incorporated by reference to Exhibit 10.2 to its Form 10-Q for the quarter ended June 30, 2001, as amended by the first amendment thereto dated as of June 24, 2002, which is hereby incorporated by reference to Exhibit 10.3 to its Form 10-Q for the quarter ended June 30, 2002, as amended by the second amendment thereto dated as of June 23, 2003, which is hereby incorporated by reference to Exhibit 10.3 to its Form 10-Q for the quarter ended June 30, 2003, and as amended by the third amendment thereto dated as of June 21, 2004, which is hereby incorporated by reference to Exhibit 10.2 to its Form 10-Q for the quarter ended June 30, 2004.

10.9	Form of Executive Deferred Compensation Agreement is hereby incorporated by reference to Exhibit 10.1 to its Form 10-Q for the quarter ended September 30, 2002.

10.10	Forms of Directors’ Deferred Compensation Agreements is hereby incorporated by reference to Exhibit 10.2 to its Form 10-Q for the quarter ended September 30, 2002.

10.11	Form of Executive Death Benefit Agreement is hereby incorporated by reference to Exhibit 10.3 to its Form 10-Q for the quarter ended September 30, 2002.

10.12	Dow Jones & Company, Inc. Supplementary Benefit Plan as amended and restated effective January 1, 2000, is hereby incorporated by reference to Exhibit 10.4 to its Form 10-Q for the quarter ended September 30, 2002.

10.13	Agreement of Purchase and Sale, dated February 20, 2002, relating to the sale by Ottaway Newspapers of The Ashland Daily Independent to Newspaper Holdings, Inc. is hereby incorporated by reference to Exhibit 10.14 to its Form 10-K for the year ended December 31, 2002.

10.14	Agreement of Purchase and Sale, dated February 20, 2002, relating to the sale by Ottaway Newspapers of The Joplin Globe to Newspaper Holdings, Inc. is hereby incorporated by reference to Exhibit 10.15 to its Form 10-K for the year ended December 31, 2002.

10.15	Agreement of Purchase and Sale, dated February 20, 2002, relating to the sale by Ottaway Newspapers of The Mankato Free Press to Newspaper Holdings, Inc. is hereby incorporated by reference to Exhibit 10.16 to its Form 10-K for the year ended December 31, 2002.

10.16	Agreement of Purchase and Sale, dated February 20, 2002, relating to the sale by Ottaway Newspapers of The Sharon Herald to Newspaper Holdings, Inc. is hereby incorporated by reference to Exhibit 10.17 to its Form 10-K for the year ended December 31, 2002.

10.17	Indemnification Agreement, dated February 20, 2002, between Ottaway Newspapers and Newspaper Holdings, Inc. is hereby incorporated by reference to Exhibit 10.14 to its Form 10-K for the year ended December 31, 2002.

10.18	Dow Jones 2001 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 4 to its Form S-8 on May 17, 2001, as amended by the Amendment to the Dow Jones 2001 Long-Term Incentive Plan which is hereby incorporated by reference to the Company’s 2004 Proxy Statement on Schedule 14A, Appendix C, on March 19, 2004.

Exhibit Number	Document
10.19	Form of Dow Jones & Company, Inc. Non-Qualified Stock Option Agreement is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K dated December 23, 2004.

10.20	Form of Dow Jones & Company, Inc. Contingent Stock Right Agreement is hereby incorporated by reference to Exhibit 99.2 to its Form 8-K dated December 23, 2004.

10.21	Form of Dow Jones & Company, Inc. Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 99.3 to its Form 8-K dated December 23, 2004.

10.22	Form of Dow Jones & Company, Inc. Restricted Stock Award Agreement is hereby incorporated by reference to Exhibit 99.4 to its Form 8-K dated December 23, 2004.

10.23	Dow Jones Deferred Compensation Plan is hereby incorporated by reference to Exhibit 4 to its Form S-8 on November 22, 2002.

10.24	Dow Jones 401(K) Savings Plan, amended and restated as of January 1, 1997 and reflecting revisions through December 15, 2000, and the First and Second Amendments relating to the plan is hereby incorporated by reference to Exhibit 10.21 to its Form 10-K for the year ended December 31, 2002.

10.25	Dow Jones Money Purchase Plan, effective January 1, 2000, and the First and Second Amendments related to the plan is hereby incorporated by reference to Exhibit 10.22 to its Form 10-K for the year ended December 31, 2002.

10.26	Dow Jones Reuters Business Interactive, LLC 2000 Employee Stock Purchase Plan, dated June 22, 2000, is hereby incorporated by reference to Exhibit 10.23 to its Form 10-K for the year ended December 31, 2002.

10.27	Agreement between Dow Jones & Company and Peter Skinner, dated July 28, 2004, is hereby incorporated by reference to Exhibit 10.1 to its Form 10-Q for the quarter ended September 30, 2004.

14	Dow Jones & Company Code of Conduct is hereby incorporated by reference to Exhibit 14 to its Form 10-K for the year ended December 31, 2003.

* 21	List of Subsidiaries.

23	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm, is contained on page 79 of this report.

31.1	Certifications by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Securities and Exchange Commission and New York Stock Exchange copies only.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOW JONES & COMPANY, INC.

Dated: March 10, 2005

/s/ Robert E. Perrine
Robert E. Perrine
Controller and
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter R. Kann Peter R. Kann	Chairman of the Board Chief Executive Officer	March 10, 2005

/s/ Richard F. Zannino Richard F. Zannino	Executive Vice President Chief Operating Officer	March 10, 2005

/s/ Christopher W. Vieth Christopher W. Vieth	Vice President Chief Financial Officer	March 10, 2005

/s/ M. Peter McPherson M. Peter McPherson	Director	March 10, 2005

/s/ Frank N. Newman Frank N. Newman	Director	March 10, 2005

/s/ Harvey Golub Harvey Golub	Director	March 10, 2005

/s/ Christopher Bancroft Christopher Bancroft	Director	March 10, 2005

Signature	Title	Date

/s/ Irvine O. Hockaday Jr.	Director	March 10, 2005
Irvine O. Hockaday Jr.

/s/ Elizabeth Steele	Director	March 10, 2005
Elizabeth Steele

/s/ Lewis B. Campbell	Director	March 10, 2005
Lewis B. Campbell

/s/ William C. Steere Jr.	Director	March 10, 2005
William C. Steere Jr.

/s/ Roy A. Hammer	Director	March 10, 2005
Roy A. Hammer

/s/ James H. Ottaway Jr.	Director	March 10, 2005
James H. Ottaway Jr.

/s/ David K. P. Li	Director	March 10, 2005
David K. P. Li

/s/ Dieter von Holtzbrinck	Director	March 10, 2005
Dieter von Holtzbrinck

/s/ Leslie Hill	Director	March 10, 2005
Leslie Hill

/s/ Vernon E. Jordan Jr.	Director	March 10, 2005
Vernon E. Jordan Jr.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File No. 333-02071) and Forms S-8 (File Nos. 33-45963, 33-49311, 33-55079, 333-57175, 333-70921, 333-67523, 333-61138, 333-39842, 333-101395, 333-115370 and 333-122650) of Dow Jones & Company, Inc. of our report dated March 8, 2005 relating to the financial statements, financial statement schedule, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
March 10, 2005

Schedule II

DOW JONES & COMPANY

and its Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

for the years ended December 31, 2004, 2003 and 2002

(in thousands)

	Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts(1)	Deductions		Balance at End of Period
Year ended December 31, 2004:
Reserves deducted from assets - Allowance for doubtful accounts	$5,229	$3,699	$989	$4,389	(2)	$5,528

Tax valuation allowance	$166,727	$2,249		$3,665		$165,311

Year ended December 31, 2003:
Reserves deducted from assets - Allowance for doubtful accounts	$5,220	$2,916	$870	$3,777	(2)	$5,229

Tax valuation allowance (3)	$275,659	$216,915		$325,847		$166,727

Year ended December 31, 2002:
Reserves deducted from assets - Allowance for doubtful accounts	$5,610	$4,250	$1,354	$5,994	(2)	$5,220

Tax valuation allowance	$305,897	$8,113		$38,351		$275,659

Notes:

(1)	Recoveries of accounts previously written off and reductions of revenue.
(2)	Accounts written off as uncollectible and credits issued to customers.
(3)	Includes additional carryforward added in 2003 and an expiring carryforward.