Form 10-Q
period 2005-03-31
DOW JONES & CO INC
filed 2005-05-06
CIK 29924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes x    No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes x    No ___

The number of shares outstanding of each of the issuer’s classes of common stock on March 31, 2005: 61,949,546 shares of Common Stock and 20,522,334 shares of Class B Common Stock.

DOW JONES & COMPANY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Dow Jones & Company, Inc.

(unaudited)

(in thousands, except per share amounts)	For the Three Months Ended March 31
	2005	2004
Revenues:
Advertising	$217,744	$226,699
Information services	98,469	75,827
Circulation and other	95,859	99,095

Total revenues	412,072	401,621

Expenses:
News, production and technology	135,261	122,557
Selling, administrative and general	160,185	145,235
Newsprint	28,201	27,631
Print delivery costs	44,366	47,845
Depreciation and amortization	27,090	27,355
Restructuring charges and September 11-related items	-	(2,761)

Total operating expenses	395,103	367,862

Operating income	16,969	33,759

Other income (expense):
Investment income	295	91
Interest expense	(4,009)	(648)
Equity in earnings (losses) of associated companies	734	(740)
Contract guarantee	(1,299)	(1,985)
Other, net	1,339	(766)

Income before income taxes and minority interests	14,029	29,711
Income taxes	5,849	12,481

Income before minority interests	8,180	17,230
Minority interests in losses of subsidiaries	-	586

Net income	$8,180	$17,816

Net income per share:
Basic	$.10	$.22
Diluted	.10	.22

Cash dividends per share	.25	.25

Weighted-average shares outstanding:
Basic	82,251	81,758
Diluted	82,756	82,212

Comprehensive income (Note 11)	$6,322	$18,353

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dow Jones & Company, Inc.

(unaudited)

(in thousands)	For the Three Months Ended March 31
	2005	2004
Cash Flows from Operating Activities:
Net income	$8,180	$17,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,508	26,702
Amortization of intangibles	2,582	653
Equity in (earnings) losses of associated companies, net of distributions	(409)	1,538
Minority interests in losses of subsidiaries	-	(586)
Contract guarantee	1,299	1,985
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	14,863	(13,622)
Other assets	1,027	(3,950)
Accounts payable and accrued liabilities	(68,027)	(26,233)
Income taxes	4,295	16,549
Deferred taxes	(2,615)	(3,860)
Unearned revenue	15,219	6,565
Other noncurrent liabilities	3,358	3,745
Other, net	1,481	207

Net cash provided by operating activities	5,761	27,509

Cash Flows from Investing Activities:
Additions to plant, property and equipment	(10,593)	(16,116)
Funding of equity investees	(5,550)	(4,069)
Advances from equity investees	-	6,945
Businesses acquired, net of cash received	(438,773)	(85,331)
Other, net	2,450	209

Net cash used in investing activities	(452,466)	(98,362)

Cash Flows from Financing Activities:
Cash dividends	(20,514)	(20,429)
Proceeds from issuance of bonds	224,899	-
Increase in commercial paper borrowings	245,527	105,313
Bond issuance costs	(1,468)	-
Book overdraft	-	(4,547)
Proceeds from sales under stock compensation plans	7,085	2,661

Net cash provided by financing activities	455,529	82,998

Effect of currency exchange rate changes on cash	413	501

Increase in cash and cash equivalents	9,237	12,646

Cash and cash equivalents at beginning of year	17,237	23,514

Cash and cash equivalents at March 31	$26,474	$36,160

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Dow Jones & Company, Inc.

(unaudited)

(in thousands)	March 31 2005	December 31 2004
Assets:
Current Assets:
Cash and cash equivalents	$26,474	$17,237
Accounts receivable – trade, net	166,173	168,497
Accounts receivable – other	22,943	23,282
Newsprint inventory	10,365	9,402
Prepaid expenses	25,165	22,471
Deferred income taxes	12,929	13,025
Total current assets	264,049	253,914

Investments in associated companies, at equity	92,455	88,911
Other investments	12,150	14,302

Plant, property and equipment, at cost	1,723,803	1,722,847
Less, accumulated depreciation	1,074,333	1,062,823
Plant, property and equipment, net	649,470	660,024

Goodwill	657,111	245,558
Other intangible assets	143,515	88,887
Deferred income taxes	32,129	13,755
Other assets	15,573	14,852
Total assets	$1,866,452	$1,380,203

Liabilities:
Current Liabilities:
Accounts payable – trade	$68,063	$68,191
Accrued wages, salaries and commissions	51,332	75,926
Retirement plan contributions payable	6,553	24,350
Other payables	69,053	59,947
Contract guarantee obligation	233,245	219,257
Income taxes	44,708	43,211
Unearned revenue	237,409	215,638
Short-term debt	391,370	9,998
Total current liabilities	1,101,733	716,518

Long-term debt	224,903	135,845
Deferred compensation, principally postretirement benefit obligation	314,485	312,925
Contract guarantee obligation	28,713	41,402
Other noncurrent liabilities	19,003	19,140
Total liabilities	1,688,837	1,225,830

Minority interests in subsidiaries	3,830	3,830

Stockholders’ Equity:
Common stock	102,181	102,181
Additional paid-in capital	145,251	124,082
Retained earnings	827,112	839,446
Accumulated other comprehensive income, net of taxes	(3,798)	(1,940)

Less, treasury stock, at cost	896,961	913,226
Total stockholders’ equity	173,785	150,543
Total liabilities and stockholders’ equity	$1,866,452	$1,380,203

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dow Jones & Company, Inc.

(unaudited)

1.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2005, and the consolidated results of operations for the three month periods ended March 31, 2005 and 2004 and consolidated cash flows for the three month periods then ended.  All adjustments reflected in the accompanying financial statements are of a normal recurring nature.  Reclassifications of certain amounts for prior years have been recorded to conform to the current year presentation.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.

Earnings Per Share

Basic and diluted earnings per share have been computed as follows:

(in thousands, except per share amounts)	Three Months Ended March 31
	2005 (2)	2004 (2)

Net income	$8,180	$17,816

Weighted-average shares outstanding – basic	82,251	81,758

Effect of dilutive securities:
Stock options	230	210
Other, principally contingent stock rights	275	244

Weighted-average shares outstanding – diluted (1)	82,756	82,212

Basic earnings per share	$.10	$.22
Diluted earnings per share	.10	.22

(1)

The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the quarter.

(2)

Options to purchase 8,891,000 shares in 2005 at an average price of $53.82 and options to purchase 7,450,000 shares in 2004 at an average price of $56.09 have been excluded from the diluted earnings per share calculation because the options’ exercise prices were greater than the average market price during the quarter and to include such securities would be antidilutive.

3.

Stock-based Compensation Plans

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

(in thousands, except per share amounts)	Three Months Ended March 31
	2005	2004

Net income, as reported	$8,180	$17,816

Add: Stock-based compensation expense included in reported net
income, net of taxes	2,029	2,081
Deduct: Total stock-based compensation expense determined under
fair-value based method for all awards, net of taxes	(2,894)	(5,528)

Adjusted net income	$7,315	$14,369

Basic earnings per share:
As reported	$.10	$.22
Adjusted	.09	.18

Diluted earnings per share:
As reported	$.10	$.22
Adjusted	.09	.17

The following table provides the estimated fair value, under the Black-Scholes option-pricing model, of each option granted in the first quarter of 2005 and 2004 and the significant weighted-average assumptions used in their determination.

Stock Options:	Fair Value	Risk-Free Interest Rate	Dividend Yield	Expected Life	Volatility

2005	$9.53	3.7%	2.4%	5.0 years	27.7%
2004	$13.45	3.0%	1.7%	5.0 years	29.0%

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS 123R).  This statement eliminates the alternative to apply the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees.  Rather, FAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized in the consolidated statements of income over the period during which an employee is required to provide services in exchange for the award, usually the vesting period.  There are various methods of adopting FAS 123R and the Company has not yet determined which method it will use.  FAS 123R will be effective for the Company beginning January 1, 2006.

4.

Acquisitions

Acquisition of MarketWatch

On January 21, 2005, the Company completed its acquisition of MarketWatch, Inc. (MarketWatch) for a purchase price of approximately $538 million.  The purchase price consisted of cash tendered totaling $507.7 million to acquire the 28.2 million outstanding common shares of MarketWatch; the exchange of 1.2 million stock options valued at $25 million using the Black-Scholes option pricing model; and, direct third party transaction costs of approximately $5 million.  This acquisition was financed by $439 million of short-term commercial paper borrowings and cash, including cash received from MarketWatch of $73 million.  In February 2005, the Company refinanced $225 million of its commercial paper borrowings with three-year bonds bearing a fixed interest rate of 3.875%.

MarketWatch is a leading provider of business news, financial information and analytical tools and operates two award-winning Web sites: MarketWatch.com and BigCharts.com.  These free, advertising-supported sites serve approximately seven million unique visitors per month with timely market news and information.  MarketWatch also operates the MarketWatch Information Services group, which is a leading licensor of market news, data, investment analysis tools and other online applications to financial services firms, media companies and corporations.  The Company is integrating MarketWatch into the Consumer Electronic Publishing business.

The Company believes that the MarketWatch acquisition will complement The Wall Street Journal Online network, which provides premium business news to about three million unique visitors per month.  By combining the traffic of The Wall Street Journal network of sites and MarketWatch, the Web sites are expected to have more than nine million unduplicated unique visitors per month.  These factors contributed to a purchase price in excess of the fair market value of the net tangible and intangible assets acquired from MarketWatch, and as a result, the Company recorded goodwill in connection with this transaction.

Under the purchase method of accounting, the total purchase price is allocated to MarketWatch’s net tangible and intangible assets based upon their estimated fair value as of the date of completion of the merger.  Based upon the purchase price and the preliminary valuation performed, the preliminary purchase price allocation, which is subject to change based on the Company’s final analysis, is as follows (in thousands):

Tangible assets:
Current assets	$88,575
Property, plant and equipment	4,030
Other assets – long term	15,749
Total tangible assets	108,354

Intangible assets:
Customer relationships	15,000
Developed technology	13,211
Trade name	29,000
Goodwill	411,553
Total intangible assets	468,764

Liabilities assumed:
Current liabilities	(39,375)
Total liabilities assumed	(39,375)

Net assets acquired	$537,743

A preliminary estimate of $28.2 million has been allocated to amortizable intangible assets consisting of customer-related intangible assets and developed technology with weighted-average useful lives of six and four years, respectively.  The pattern of economic benefits to be derived from certain intangible assets is estimated to be greater in the initial period of ownership; accordingly, the Company has recorded accelerated amortization expense for certain intangible assets.  Further, a preliminary estimate of $29 million has been allocated to trade names, an indefinite lived intangible asset, which will not be amortized.  A preliminary estimate of $411.6 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.

The preliminary purchase price allocation for MarketWatch is subject to revision as more detailed analysis is completed and additional information on the fair values of MarketWatch’s assets and liabilities becomes available.  Any change in the fair value of the net assets of MarketWatch will change the amount of the purchase price allocable to goodwill.  Liabilities assumed include approximately $9.8 million of restructuring costs consisting of $3.2 million of charges related to severance of approximately 50 MarketWatch employees and other contractual commitments.

Acquisition of remaining interest in VWD news operations

On April 2, 2004, the Company acquired the remaining interest in the news operations of Vereinigte Wirtschaftsdienste GmbH (VWD), a German newswires business, for $12.1 million.  The acquired business consists of financial newswires and business newsletters, which have been combined into the Company’s Dow Jones Newswires business, under the brand name Dow Jones-VWD News.  The Company was a minority shareholder in VWD.

Acquisition of Alternative Investor

On March 19, 2004, the Company completed its acquisition of Alternative Investor from Wicks Business Information for $85 million plus net working capital.  The $85 million purchase price could be increased by $5 million, payable in 2008, based on the performance of the acquired business.  The acquisition was funded by the issuance of debt under the Company’s commercial paper program.

Alternative Investor is a provider of newsletters, databases and industry conferences for the venture-capital and private-equity markets, and has been combined into the Company’s Dow Jones Newswires business.

Supplemental Pro-forma Information

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of MarketWatch (acquired January 21, 2005), VWD (acquired April 2, 2004) and Alternative Investor (acquired March 19, 2004) occurred at the beginning of each period (in thousands, except per share amounts):

	Three Months Ended March 31
	2005	2004

Net revenues	$415,978	$427,115
Net income	$7,909	$15,454

Net income per share – basic	$.10	$.19
Net income per share – diluted	$.10	$.19

5.

Goodwill and Other Intangible Assets

Goodwill balances by reportable segment are as follows:

(in thousands)	March 31 2005	December 31 2004

Print publishing	$33,403	$33,403
Electronic publishing*	511,691	100,138
Community newspapers	112,017	112,017

Total goodwill	$657,111	$245,558

* The increase in goodwill resulted from the acquisition of MarketWatch.

Other intangible assets were as follows:

	March 31, 2005			December 31, 2004
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Subscription accounts	$29,004	$6,572	$22,432	$21,004	$5,435	$15,569
Advertising accounts	19,448	2,798	16,650	13,448	2,143	11,305
Developed technology	13,211	611	12,600	-	-	-
Other	3,021	713	2,308	2,021	533	1,488

Total	64,684	10,694	53,990	36,473	8,111	28,362
Unamortizable intangibles	89,525	-	89,525	60,525	-	60,525

Total other intangibles	$154,209	$10,694	$143,515	$96,998	$8,111	$88,887

Amortization expense, based on intangibles subject to amortization held at March 31, 2005, is expected to be $9.2 million for the last nine months of 2005, $11.6 million in 2006, $10.4 million in 2007, $7.7 million in 2008, $3.8 million in 2009 and $3.5 million in 2010.

6.

Debt

The following table summarizes the Company’s debt outstanding:

	March 31	December 31
(in thousands)	2005	2004

Commercial paper, at rates of 2.69% to 3.03%	$391,370	$145,843
3.875% Senior Notes due February 15, 2008	224,903	-
Total debt outstanding	$616,273	$145,843

Debt outstanding at March 31, 2005 was $616.3 million, consisting of newly-issued 3-year bonds totaling $224.9 million; and commercial paper of $391.4 million with various maturities of less than a year.  As of March 31, 2005, the Company could borrow up to $440 million, $140 million through June 24, 2006 and $300 million through June 24, 2009 under its multiyear revolving credit agreements with several banks.  It is currently the Company’s intent to manage its commercial paper borrowings as short-term obligations.

The revolving credit agreements contain restrictive covenants, including a limitation on the ratio of consolidated indebtedness to consolidated cash flow and a requirement to maintain a minimum ratio of consolidated cash flow to consolidated interest expense.  At March 31, 2005, the Company was in compliance with respect to both of these restrictive covenants then in effect.  Borrowings may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, its certificate of deposit rate or the federal funds rate.  A quarterly fee is payable on the commitment which the Company may terminate or reduce at any time.  The quarterly fee, which is dependent on the Company’s debt rating issued by S&P and Moody's, ranges from .06% to .08%.  As of March 31, 2005 and December 31, 2004, no amounts were borrowed under the revolving credit lines.  The Company intends to extend the revolving credit agreements prior to their expiration.

7.

Restructuring Charges and September 11-Related Items

Far Eastern Economic Review

In the fourth quarter of 2004, the Company recorded a restructuring charge of $6.7 million ($4.0 million after taxes) primarily reflecting employee severance related to a workforce reduction of about 100 employees.  The majority of this charge was related to employee severance in connection with the Company’s decision to publish the Far Eastern Economic Review as a monthly periodical beginning in December 2004, with the balance of the charge related to headcount reductions in circulation and international operations.

The estimated employee severance payments described above were based on predetermined criteria of a written benefit plan and were therefore recorded when the liability was considered probable and reasonably estimable as required by SFAS 112 “Employers’ Accounting for Postemployment Benefits”.

As of March 31, 2005, the workforce reductions related to the Company’s restructuring were substantially complete.  The remaining reserve relates primarily to continuing payments for employees that have been terminated.

The following table displays the activity and balances of the restructuring reserve account through March 31, 2005:

(in thousands)	December 31 2004 Reserve	Cash Payments	March 31 2005 Reserve
Employee severance	$7,262	$2,522	$4,740

Reversal of Lease Obligation Reserve – World Financial Center (WFC)

On September 11, 2001, the Company’s headquarters at the World Financial Center sustained damage from debris and dust as a result of the terrorist attacks on the World Trade Center.  Approximately 60% of the floor space, including furniture and related equipment, had been determined a total loss.  In the fourth quarter 2001, the Company recorded a charge of $32.2 million as a result of its decision to permanently re-deploy certain personnel and to abandon four of seven floors that were leased at its World Financial Center headquarters.  This charge primarily reflected the Company’s rent obligation through May 2005 on this vacated space.

During the first quarter of 2004, the Company decided to extend the term of its lease for one of the floors that was previously abandoned and reoccupy this floor with personnel from another of its New York locations, whose lease term was expiring.  As a result, the Company reversed $2.8 million ($1.7 million, net of taxes) of the remaining lease obligation reserve for the previously abandoned floor at WFC.

8.

Contract Guarantee

In 1998, the Company completed the sale of its former subsidiary, Telerate, to Bridge Information Systems, Inc. (Bridge).   Under the terms of the sale, the Company retained its guarantee of payments under certain circumstances of certain annual minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC) under contracts entered into during the period when Telerate was a subsidiary of the Company (contract guarantee).  The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions.  Bridge agreed to indemnify the Company for any liability the Company incurred under the contract guarantee with respect to periods subsequent to Bridge's purchase of Telerate.  However, Bridge filed for bankruptcy protection on February 15, 2001, after unsuccessful attempts to reorganize its operations and arrange for additional financing.

The Company believes that Cantor and MDC have the obligation to cover, mitigate or otherwise reduce and/or avoid any losses or damages under these circumstances, including by securing the best possible commercial terms for the supply of the subject data to a third party or parties.  Cantor and MDC deny that they have this obligation.  The Company believes that any and all amounts which are received by Cantor and/or MDC in respect of such data would reduce any liability that the Company might have under the contract guarantee.  As of December 31, 2000, there was a high degree of uncertainty, however, as to what value the data might have in the marketplace; whether an agreement would be reached by Cantor and/or MDC to supply the data to a third party or parties, the financial position of such party or parties; the timing of any such agreement, and various related factors.  Therefore, it was not possible for the Company to determine with any certainty that any such offsets would in fact be realized, or at what time or in what amounts.  Consequently, in December 2000, the Company established a reserve in the amount of $255 million representing the present value of the total estimated annual minimum payments of about $300 million over the remainder of the contract (through October 2006 and using a discount rate of approximately 6%).  In 2001, a portion of this obligation was subsequently paid by Bridge during its bankruptcy proceedings and the Company adjusted its reserve accordingly.

Earnings for the three months ended March 31, 2005 and March 31, 2004 included accretion charges of $1.3 million and $2.0 million, respectively, which increased the reserve balance as of March 31, 2005 to $262 million.  The Company has classified $233.2 million of this reserve as current based on the original due dates of the contract.

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

Cantor also commenced a separate lawsuit in the Supreme Court of the State of New York (since consolidated with the Company’s case) seeking payment of $10 million (allegedly the balance of the November 2001 minimum payment), payment of $250 million in breach of contract damages, specific performance of the guarantee, a declaration that the guarantee remains in full force and effect, payment of approximately $16 million allegedly owed by Telerate and guaranteed by the Company in the guarantee for the distribution of certain other data, attorneys' fees, interest and other relief.

The trial court in January 2003 denied motions by each of the parties that their own claims for relief be granted and that competing claims be dismissed.  Appeals from those decisions were not pursued, and discovery has concluded.  Dispositive motions have been fully briefed for the court.  The trial previously scheduled to begin in June 2005 has been adjourned and no new trial date has been set.

Due to the stage of the lawsuit at March 31, 2005, it is not possible to determine whether the court will find that any obligation the Company had under the guarantee may be dismissed or reduced.  Accordingly, the Company believes the balance of the reserve continues to be appropriate.

While it is not possible to predict with certainty the ultimate outcome of this litigation, the Company believes the likelihood of a loss exceeding the amount reserved is remote; however, it is possible that such loss could be less than the amount reserved.

9.

Other Guarantees and Contingencies

In addition to the litigation that is separately disclosed in Note 8 of this Form 10-Q, there are various libel actions, legal proceedings and other matters that have arisen in the ordinary course of business that represent possible contingencies of the Company and its subsidiaries.  In the opinion of management, based on advice of legal counsel, the ultimate outcome to the Company and its subsidiaries as a result of these legal proceedings and other matters will not have a material effect on the Company’s financial statements.  In addition, the Company has insurance coverage for many of these matters.

The Company’s bylaws provide for indemnification of officers and directors prosecuted in a criminal action or sued in a civil action or proceeding to the full extent permitted by the Delaware General Corporation Law.  The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited; however, the Company maintains directors' and officers' liability and corporation reimbursement insurance for the benefit of the Company and its directors and officers.  The policy provides coverage for certain amounts paid as indemnification pursuant to the provisions of Delaware law and the Company’s bylaws.  As a result of its insurance coverage, the Company believes that the estimated fair value of these indemnification provisions is minimal.

The Company enters into indemnification agreements in its ordinary course of business, typically with companies from which it is acquiring or to which it is selling businesses, partners in joint ventures, licensees and licensors, and service providers and contractors.  Under these agreements the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, as a result of the Company’s activities or its breach of the agreement in question or in connection with any intellectual property infringement claim by any third party with respect to the Company's products.  These indemnification obligations generally survive termination of the underlying agreement, either for some set number of years or perpetually.  In some cases, the maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The Company believes that the estimated fair value of these indemnity obligations is minimal and the Company has no liabilities recorded for these obligations as of March 31, 2005.  The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

The Company has guaranteed payment for office space occupied by certain of its joint ventures.  Partners of the Company in these joint ventures have either directly guaranteed their share of any payments required under these guarantees or agreed to indemnify the Company for 50% of any payments the Company may be required to make under these guarantees.  The Company’s share of this obligation totals $7.0 million through 2010.

10.

Pension and Other Postretirement Plans

The components of net periodic benefit costs were as follows:

	Three Months Ended March 31
(in thousands)	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$1,425	$1,332	$2,536	$2,443
Interest cost	2,569	2,554	3,728	3,649
Expected return on plan assets	(3,281)	(3,280)	-	-
Amortization of prior service cost	183	171	(423)	(333)
Recognized actuarial loss	355	133	615	485

Total benefit cost	$1,251	$910	$6,456	$6,244

11.

Comprehensive Income

Comprehensive income was computed as follows:

(in thousands)	Three Months Ended March 31
	2005	2004
Net income	$8,180	$17,816
Add: change in
Cumulative translation adjustment	(224)	(380)
Adjustment for realized loss (gain) on hedging included in net income	241	(233)
Unrealized (loss) gain on hedging	(858)	269
Unrealized (loss) gain on investments	(1,017)	881

Comprehensive income	$6,322	$18,353

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

Electronic publishing, which electronically distributes business and financial news and information, includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures, all of which are expected to have similar long-term economic characteristics.  Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites, MarketWatch and the Company’s licensing/business development and radio/audio businesses.  Revenues in the electronic publishing segment are mainly subscription-based.  The community newspapers segment publishes 15 daily newspapers, 12 Sunday papers and more than 30 weekly newspapers and “shoppers” in nine states in the U.S.

In the quarter, approximately 52% of the Company’s revenues were derived from the print publishing segment, which is largely comprised of the global editions of The Wall Street Journal.  The electronic publishing segment, which includes newswires, online publishing, indexes and other electronic operations, comprised 28% of the Company’s revenue, while the remaining 20% of total revenues were contributed from our general-interest community newspapers segment.

Management evaluates the performance of its segments exclusive of restructuring charges and September 11-related items.  See Note 7 for a further discussion of these items.

The Company’s operations by business segment were as follows:

(in thousands)	Three Months Ended March 31
	2005	2004
Revenues (1):
Print publishing	$216,731	$237,575
Electronic publishing	117,179	86,369
Community newspapers	78,162	77,677
Consolidated revenues	$412,072	$401,621

Income before income taxes and minority interests:
Print publishing	$(7,054)	$4,624
Electronic publishing	21,463	18,513
Community newspapers	13,330	16,972
Corporate	(10,770)	(9,111)
Segment operating income	16,969	30,998

Restructuring charges and September 11-related items	-	2,761
Consolidated operating income	16,969	33,759

Equity in earnings (losses) of associated companies	734	(740)
Contract guarantee	(1,299)	(1,985)
Other expense, net	(2,375)	(1,323)

Income before income taxes and minority interests	$14,029	$29,711

Depreciation and amortization (D&A):
Print publishing	$14,876	$17,676
Electronic publishing	9,237	6,660
Community newspapers	2,940	2,979
Corporate	37	40

Consolidated D&A	$27,090	$27,355

(1) Revenues shown represent revenues from external customers. Transactions between segments are not significant.

13.

Subsequent Event and Pending Transaction

On April 8, 2005, the Company announced that it concluded the sale of its 39.9% minority interest in F.F. Soucy Inc., a Canadian newsprint mill, to its majority owner, Brant-Allen Industries, Inc.  The sale price of $40 million in cash generated approximately $38 million in after-tax proceeds which will be used to reduce the Company’s commercial paper borrowings. The Company expects to record an after-tax gain of approximately $9.5 million in the second quarter.

In December 2003, the Company and the von Holtzbrinck Group exchanged equity shareholdings so as to increase the Company's ownership of The Wall Street Journal Europe to 90% from 51% and reduce the Company’s ownership of the von Holtzbrinck Group’s business daily, Handelsblatt, to 10% from 22%, with news and advertising relationships continuing.  The Company and the von Holtzbrinck Group are in negotiations to further exchange in 2005 our cross shareholdings so as to return the Company to full ownership of The Wall Street Journal Europe and of its 41% interest in HB-Dow Jones S.A. and eliminate the Company’s 10% ownership of Handelsblatt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Dow Jones & Company is a provider of global business and financial news and information through newspapers, newswires, magazines, the Internet, indexes, television and radio.  In addition, the Company owns general-interest community newspapers throughout the U.S.  In the quarter, approximately 52% of the Company’s revenues were derived from the print publishing segment, which is largely comprised of the global editions of The Wall Street Journal.  The Company’s overall financial results are largely dependent on the operating performance of The Wall Street Journal, which, to a significant extent, is dependent upon business-to-business (B2B) advertising placed in its publications, particularly from the financial and technology sectors.  The electronic publishing segment, which includes newswires, online publishing, indexes and other electronic operations, comprises 28% of the Company’s revenue, while the remaining 20% of total revenues are contributed from our general-interest community newspapers segment.

The global business-to-business advertising recession continued to persist in the quarter and constrain our largest business, print publishing, where revenue declined 8.8%, driven by an 8% decline in linage at the U.S. Wall Street Journal.  In response to this persistent advertising recession we again controlled our costs, and we are making disciplined investments in a number of major new initiatives to reshape our portfolio, diversify our advertising categories to reduce our reliance on B2B advertising, improve the quality of our products and set the stage for future growth.  Investments in future growth initiatives include our planned launch in September 2005 of the Weekend Edition of the Journal and our January 2005 acquisition of MarketWatch, both of which we believe will help us diversify and reduce our reliance over time on B2B financial and technology advertising.  One of the more public measures of quality is Pulitzer prizes and we are very proud to have won two additional prizes this year, one for health care coverage and the other for film criticism.  These awards represent our 30th and 31st Pulitzers, and they are especially pleasing as they represent areas of the Business of Life coverage that will be expanded with the launch of the Weekend Edition of the Journal.

In September 2004, we announced the September 2005 launch of the Weekend Edition of the Journal, which will be a key element of our 2005 to 2007 strategic plan.  We expect the launch of the Weekend Edition will build off the success of our Weekend Journal and Personal Journal sections in growing and diversifying our advertising customer base by attracting more consumer-oriented advertisers as revenue from the Weekend Edition is expected to mainly come from consumer advertising.  We have a uniquely influential and affluent audience that not only makes large B2B spending decisions but also spends heavily on personal consumption items.  The Weekend Edition will enable advertisers to reach these readers in the right place at the right time – at home on the weekend – which is highly conducive to influencing their consumer spending decisions.  While it is expected that this initiative will be dilutive to earnings by about 15 cents per share in 2005, we believe that the Weekend Edition will be a major driver of long-term growth in revenue and earnings.

On January 21, 2005, we completed the acquisition of MarketWatch, Inc. (MarketWatch) for a purchase price of approximately $538 million, including certain transaction costs, significantly expanding our participation in online publishing.  MarketWatch is a leading provider of business news, financial information and analytical tools and operates two award-winning Web sites: MarketWatch.com and BigCharts.com.  These free, advertising-supported sites serve approximately seven million unique visitors per month with timely market news and information.  MarketWatch also operates the MarketWatch Information Services group, which is a leading licensor of market news, data, investment analysis tools and other online applications to financial services firms, media companies, and corporations.  MarketWatch is being integrated into our Consumer Electronic Publishing business.  The Company believes that the MarketWatch merger will complement The Wall Street Journal Online network, which provides premium business news to about three million unique visitors per month.  By combining the traffic of The Wall Street Journal network of sites and MarketWatch, the Web sites are expected to have more than nine million unduplicated unique visitors per month.  We expect this acquisition will be dilutive to earnings by five cents per share in 2005, reflecting higher interest and amortization costs, and is then expected to be accretive in our first full year of ownership in 2006, when our integration benefits are expected to take full effect.

We are in the process of completing our 2005 to 2007 strategic plan.  The overall strategic goal of that plan is to generate more value for customers in existing and new markets, by publishing the most vital business and financial news, information and insight, in a manner that produces above-average earnings growth and total shareholder return.  Our plan focuses on six strategic priorities to achieve that goal and propel our growth.  These are 1) expanding our market definitions to include faster growing adjacent market segments using our competitive advantages, the power of our brands and the strength of our content; 2) investing in bold internal growth ideas, which includes our investment in the Journal’s new Weekend Edition; 3) investing in bold external initiatives to exploit faster growing adjacent markets, including our investment in MarketWatch; 4) generating more value for our core customers by staying committed to being the first and best at our core business coverage; 5) maintaining our focus on cost control, including exploring our options to stem losses in all of our overseas operations; and, 6) pursuing operational excellence in every part of the Company from business units to support departments.

Consolidated Results of Operations

For the Three Months Ended March 31, 2005 and 2004:

			% Increase/
(in thousands, except per share amounts)	2005	2004	(Decrease)

Revenues:
Advertising	$217,744	$226,699	(4.0)%
Information services	98,469	75,827	29.9
Circulation and other	95,859	99,095	(3.3)
Total revenues	412,072	401,621	2.6

Operating expenses	395,103	367,862	7.4

Operating income	16,969	33,759	(49.7)

Income taxes	5,849	12,481	(53.1)

Non-operating loss*	(2,940)	(3,462)	-

Net income	$8,180	$17,816	(54.1)

Earnings per share:
Basic	$.10	$.22	(54.5)
Diluted	.10	.22	(54.5)

*Net of minority interests.

First Quarter 2005 Compared To First Quarter 2004

Net Income

Net income in the first quarter of 2005 was $8.2 million, or $.10 per diluted share, compared with first quarter 2004 net income of $17.8 million, or $.22 per share (all “per share” amounts included herein are based on reported net income and use diluted weighted-average shares outstanding).  Earnings per share in 2005 included a $.02 charge related to the accretion of discount on a contract guarantee.  The first quarter of 2004 also included certain items affecting comparisons but taken together had no effect on earnings per share.  These items are detailed further beginning on page 22.

Revenues

First quarter revenues increased $10.5 million, or 2.6%, to $412.1 million, reflecting the impact of recent acquisitions, which was partially offset by revenue declines at print publishing.  On a “same property” basis, meaning excluding properties acquired in the past 12 months, total revenue decreased 3.4%.  Advertising revenue declined 4% primarily the result of lower advertising volume at print publishing tempered by incremental advertising revenue from acquisitions.  Information services revenues grew close to 30% largely reflecting incremental revenue from acquisitions and organic growth at WSJ.com and Dow Jones Indexes/Ventures.  Circulation and other revenue decreased 3.3% resulting from a decline in circulation revenue at print publishing in part reflecting lower revenues from the Far Eastern Economic Review (FEER) due to its repositioning as a monthly publication.

Operating Expenses

Operating expenses in the first quarter of 2005 increased $27.2 million, or 7.4%, to $395.1 million, primarily reflecting incremental costs from newly-acquired properties (approximately six percentage points of the increase) and higher newsprint costs and unfavorable changes in foreign currency exchange (one percentage point).  Expenses in the first quarter of 2004 included the reversal of a lease obligation reserve that reduced expenses by $2.8 million (see page 22 for additional information on this item).  Newsprint costs increased 2%, driven by a 10% increase in the average cost per ton, partially offset by a 7.4% decline in consumption.  The number of full-time employees at the end of March 31, 2005, was about 7,370 as compared to about 7,000 last March.  Excluding recent acquisitions, the number of full-time employees was down 1% compared to last year.

Operating Income

Operating income in the first three months of 2005 was $17.0 million (4.1% of revenues), down $16.8 million, or 49.7%, from 2004 operating income of $33.8 million (8.4% of revenues), primarily reflecting a decline in advertising revenue at print publishing.

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

For the Three Months Ended March 31, 2005 and 2004:

(dollars in thousands)			% Increase/
	2005	2004	(Decrease)
Revenues
U.S. publications:
Advertising	$135,616	$151,182	(10.3)%
Circulation and other	64,303	65,953	(2.5)
Total for U.S. publications	199,919	217,135	(7.9)

International publications:
Advertising	9,798	11,920	(17.8)
Circulation and other	7,014	8,520	(17.7)
Total for international publications	16,812	20,440	(17.7)

Total revenue	216,731	237,575	(8.8)

Operating expenses	223,785	232,951	(3.9)

Operating (loss) income	$(7,054)	$4,624

Operating margin	(3.3)%	1.9%

Included in expenses:
Depreciation and amortization	$14,876	$17,676	(15.8)

Statistical information:
Advertising volume increase/(decrease):
The Wall Street Journal:
General	2.1%	(7.5)%
Technology	(23.2)	(0.2)
Financial	(24.4)	47.1
Classified	1.8	7.9
Total U.S. Journal	(8.0)	6.3

The Asian Wall Street Journal	(7.9)	7.7
The Wall Street Journal Europe	(20.6)	13.4
Barron’s	(12.9)	22.0

First Quarter 2005 Compared To First Quarter 2004 - Print Publishing

Revenues

First quarter 2005 revenue decreased $20.8 million, or 8.8%, to $216.7 million, primarily driven by continued softness in B2B advertising in the U.S. and overseas.

U.S. advertising revenue decreased $15.6 million, or 10%, to $135.6 million, reflecting an 8% decline in advertising linage at The Wall Street Journal and lower television revenue (down 59%) somewhat offset by improved advertising yield. General advertising, which represented about 42% of total U.S. Journal linage, increased 2.1%, primarily reflecting increases in pharmaceuticals, luxury goods, professional services and consumer advertising, partially offset by lower insurance, travel and auto advertising.  Financial advertising, which represented 19% of total Journal linage, was the biggest driver of the linage decline at the Journal, as it decreased 24%.  This quarter represented a difficult comparison as financial linage was up sharply the year before (up 47% in the first quarter last year).  Technology advertising, which represented 13% of total U.S. Journal linage, decreased 23% in the quarter, due to continued softness in nearly all technology categories except for personal computer advertising.  We expect to see improving trends in the second quarter for both technology and financial advertising.  Classified and other advertising linage, which represented 26% of total U.S. Journal linage, increased 1.8%.  Color advertising revenue, which sells at a 28% premium, increased 10%.

Circulation and other revenue for the U.S. print publications decreased $1.7 million, or 2.5%, to $64.3 million.  Average circulation for the first quarter of 2005 for The Wall Street Journal was 1,766,000 compared with circulation of 1,897,000 in the first quarter of 2004.  The higher circulation in 2004 largely represented increased bulk copies.  Barron’s average circulation was 308,000 in the quarter, an increase of 3% from 300,000 in the first quarter 2004.

International print publication revenues decreased $3.6 million, or 18% to $16.8 million.  International print publication advertising revenue was down $2.1 million, or 18%, primarily as a result of lower revenues from FEER due to repositioning that occurred during the fourth quarter of 2004 and lower advertising volume at the international Journal editions.  International print circulation and other revenues decreased $1.5 million, or 18%, to $7.0 million on lower revenue from FEER and lower circulation at the international editions.  Combined average circulation for the international Journals was 148,000 in the first quarter of 2005 compared with 155,000 in the first quarter of 2004.

Expenses

Print publishing expenses in the quarter decreased $9.2 million, or 3.9%, to $223.8 million, as a result of certain cost reductions, including reductions from the repositioning of FEER, as well as lower print delivery, selling and depreciation expense.  Partially offsetting the cost reductions was a 1.1% increase in newsprint costs, reflecting a 10.9% increase in newsprint prices partially offset by an 8.5% decline in consumption.  The number of full-time employees in the print publishing segment was down slightly as compared to March 31, 2004.

Operating (Loss) Income

Print publishing’s first quarter 2005 operating loss was $7.1 million compared to income of $4.6 million in the first quarter of 2004, as profits in the U.S. were more than offset by losses internationally.

Electronic Publishing

Electronic publishing, which electronically distributes business and financial news and information, includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures, all of which are expected to have similar long-term economic characteristics.  Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites, MarketWatch and the Company’s licensing/business development and radio/audio businesses.  Revenues in the electronic publishing segment are mainly subscription-based.

As discussed above, on January 21, 2005, the Company completed the acquisition of MarketWatch for a purchase price of approximately $538 million, including certain transaction costs.  The Company is integrating MarketWatch into the Consumer Electronic Publishing business.  On March 19, 2004, the Company purchased Alternative Investor, a provider of newsletters, databases and industry conferences for the venture capital and private equity markets.  Alternative Investor was integrated with the Company’s newsletters division and the recently acquired Technologic Partners business.  On April 2, 2004, the Company acquired the remaining interest in the news operations of Vereinigte Wirtschaftsdienste GmbH (VWD), a German newswires business, for $12.1 million.  The acquired business consists of financial newswires and business newsletters, which have been combined into the Company’s Dow Jones Newswires business, under the brand name Dow Jones-VWD News.  The Company was a minority shareholder in VWD.

For the Three Months Ended March 31, 2005 and 2004

(dollars in thousands)	2005	2004	% Increase/ (Decrease)
Revenues:
Dow Jones Newswires:
Domestic	$48,864	$44,403	10.0%
International	16,133	10,797	49.4
Total Dow Jones Newswires	64,997	55,200	17.7

Consumer Electronic Publishing	36,340	18,169	100.0
Dow Jones Indexes/Ventures	15,842	13,000	21.9
Total revenue	117,179	86,369	35.7

Operating expenses	95,716	67,856	41.1

Operating income	$21,463	$18,513	15.9

Operating margin	18.3%	21.4%

Included in expenses:
Depreciation and amortization	$9,237	$6,660	38.7

Statistical information:
Dow Jones Newswires terminals	300,000	289,000	3.8
WSJ.com subscribers	731,000	695,000	5.2

First Quarter 2005 Compared To First Quarter 2004 - Electronic Publishing

Revenues

Electronic publishing revenues increased $30.8 million, or 35.7%, to $117.2 million, driven by acquisitions and strong organic revenue growth at Consumer Electronic Publishing and Dow Jones Indexes/Ventures.

Dow Jones Newswires revenue increased $9.8 million, or 17.7%, to $65 million, largely reflecting the effect of the acquisitions of Alternative Investor in March 2004 and VWD in April 2004 as well as 2% organic growth.  Revenues in North America and internationally were up 10% and 49%, respectively.  English-language terminals carrying Dow Jones Newswires at March 31, 2005 were 300,000 compared with 289,000 at March 31, 2004.  North American terminals increased by 5,000, while international terminals increased by 6,000.

Consumer Electronic Publishing revenue doubled to $36.3 million, reflecting the MarketWatch acquisition and strong organic growth at WSJ.com.  On a pro forma basis, including MarketWatch revenues in the respective periods prior to the Company’s acquisition in January 2005, Consumer Electronic Publishing revenues grew 12%, reflecting growth in advertising and subscriber revenue.  At March 31, 2005, the number of WSJ.com subscribers increased to 731,000 from 695,000 a year earlier.  Including MarketWatch, total unique visitors to the Company’s online network were 9.7 million in March 2005.  Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes and reprints/permissions businesses, increased $2.8 million, or 22%, to $15.8 million.

Expenses

Electronic publishing expenses were up $27.9 million, or 41.1%, to $95.7 million, resulting from incremental expenses from the aforementioned acquisitions which accounted for the majority of the increase, with the remainder of the increase from higher compensation and marketing costs.  The number of full-time employees in the electronic publishing segment was up 28% from a year ago mainly due to acquisitions.

Operating Income

Electronic publishing’s operating income was $21.5 million (18.3% of revenues), an improvement of $3.0 million, or 15.9%, over first quarter 2004 operating income of $18.5 million (21.4% of revenues), driven by increased profits at Consumer Electronic Publishing and Dow Jones Indexes/Ventures.

Community Newspapers

Community newspapers includes the operations of Ottaway Newspapers, which publishes 15 daily newspapers and over 30 weekly newspapers and “shoppers” in nine states in the U.S.  In the quarter, community newspapers comprised roughly 20% of the Company’s revenues.

For the Three Months Ended March 31, 2005 and 2004:

(dollars in thousands)			% Increase/
	2005	2004	(Decrease)
Revenues
Advertising	$57,948	$56,868	1.9%
Circulation and other	20,214	20,809	(2.9)
Total revenue	78,162	77,677	0.6

Operating expenses	64,832	60,705	6.8

Operating income	$13,330	$16,972	(21.5)

Operating margin	17.1%	21.8%

Included in expenses:
Depreciation and amortization	$2,940	$2,979	(1.3)

Statistical information:
Advertising volume increase/(decrease):

Daily	(1.6)%	2.4%
Non-daily	(6.7)	13.2
Overall	(2.6)	4.3

First Quarter 2005 Compared To First Quarter 2004 - Community Newspapers

Revenues

Community newspapers revenue was up $0.5 million, or 0.6%, to $78.2 million in the first quarter of 2005.  Advertising revenue was up $1.1 million, or 1.9%, to $57.9 million, as increased advertising rates and preprint revenue were partially offset by a 2.6% overall linage decline.  The linage decline reflected weak auto advertising, offset somewhat by gains in real estate and help wanted classified advertising.  Circulation and other revenue declined $0.6 million, or 2.9%, on lower circulation revenue.  Average daily circulation was 423,000 in the first quarter of 2005 compared with 433,000 a year before.

Expenses

Community newspapers expenses increased $4.1 million, or 6.8%, to $64.8 million as a result of higher newsprint and compensation expense.  Expenses in 2005 also included increased costs from an investment in a new Ottaway-wide internet initiative and content management system, which the Company expects will contribute to increased online revenue and profit in the future.  Newsprint expense increased 4.3% as a result of a 7.5% increase in newsprint prices, which was partially offset by a 2.9% decline in consumption for the quarter.  The number of full-time employees in the community newspapers segment was up 1.2% from a year ago.

Operating Income

Operating income in the first quarter of 2005 was $13.3 million (17.1% of revenues) compared with income last year of $17 million (21.8% of revenues).

Certain Items Affecting Comparisons

The following table summarizes certain items affecting comparisons for the first quarters ended March 31, 2005 and 2004:

(in millions, except per share amounts)	2005			2004
	Operating	Net	EPS	Operating	Net	EPS
Included in operating income:
Reversal of lease obligation				$2.8	$1.7	$.02
reserve - WFC (a)

Included in non-operating income:
Contract guarantee (b)	$-	$(1.3)	$(.02)	-	(2.0)	(.02)
Total	$-	$(1.3)	$(.02)	$2.8	$(.3)	$-

(a) Restructuring charges and September 11-related items:

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

In the first quarter 2004, the Company decided to extend the term of its lease for one of the floors that was previously abandoned and re-occupy this floor with personnel from another New York location, whose lease term was expiring.  As a result, the Company reversed $2.8 million ($1.7 million, net of taxes) of the remaining lease obligation reserve of the previously abandoned floor at WFC.

(b) Contract guarantee:

Under the terms of the Company's 1998 sale of Telerate to Bridge Information Systems (Bridge), the Company retained its guarantee of payments under certain circumstances of certain minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC).  The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions.  Bridge agreed to indemnify the Company for any liability the Company incurred under the contract guarantee with respect to periods subsequent to Bridge's purchase of Telerate.  In 2000, based in part on uncertainty with Bridge's solvency as well as other factors, the Company established a reserve of $255 million representing the net present value of the total minimum payments of about $300 million from 2001 through October 2006, using a discount rate of 6%.  Bridge filed for bankruptcy in February 2001, but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC.  The Company is now in litigation with Cantor and MDC with respect to their claims for amounts due under the contract guarantee.

The Company has various substantial defenses to these claims and the litigation is proceeding.  The trial court in January 2003 denied motions by each of the parties that their own claims for relief be granted and that competing claims be dismissed.  Appeals from those decisions were not pursued, and discovery has concluded.  Dispositive motions have been fully briefed for the court.  The trial previously scheduled to begin in June 2005 has been adjourned and no new trial date has been set.

The first quarter of 2005 and 2004 included charges related to the accretion of the discount on the reserve balance of $1.3 million ($.02 per diluted share) and $2.0 million ($.02 per diluted share), respectively.

Non-operating (Loss)/Income

Interest Expense, Net of Investment Income

Interest expense, net increased by $3.2 million to $3.7 million for the first quarter of 2005, reflecting financing costs associated with the acquisition of MarketWatch.  Debt outstanding at March 31, 2005 totaled $616.3 million, compared with debt of $145.8 million at December 31, 2004 and $258.4 million at March 31, 2004.

Equity in Earnings (Losses) of Associated Companies

In the first quarter of 2005, the Company’s share of equity in earnings of associated companies was $0.7 million, a $1.4 million improvement over 2004’s first quarter loss of $0.7 million.  Improved results at STOXX and CNBC International drove the increase, which was partially offset by declines at Factiva and F.F. Soucy.

Income Taxes

The following table presents the effective income tax rates, net of minority interests, for the first quarters ended March 31, 2005 and 2004:

	2005	2004
Effective income tax rate	41.7%	41.2%
Effective income tax rate, excluding
items identified in table below	38.2%	38.7%

The effective tax rates were affected by certain capital loss transactions, which are detailed below.

Three Months Ended March 31, 2005 and 2004:

(dollars in millions)	2005				2004
	Income Taxes	Pretax Income	Effective Tax Rate (2)		Income Taxes	Pretax Income	Effective Tax Rate (2)

Reported(1)	$5.8	$14.0	41.7%		$12.5	$30.3	41.2%
Adjusted to remove:
Contract guarantee	-	(1.3)	-		-	(2.0)	-

Adjusted	$5.8	$15.3	38.2%	(3)	$12.5	$32.3	38.7%

(1) Net of minority interests.
(2) The product of the individual amounts does not equal calculated rate due to rounding.
(3) The Company expects its overall full-year 2005 effective tax rate, excluding any capital gain or loss items, to be about 40%.

Capital Loss Carryforwards

As of March 31, 2005, the Company had a capital loss carryforward remaining of about $433 million (a deferred tax asset of about $165.2 million which is fully reserved against).  About $146 million of this loss carryforward is recognized for tax purposes and expires in 2006.  The remaining $287 million of this carryforward, which primarily relates to the Cantor contract guarantee obligation, will be recognized for tax purposes only to the extent, if any, that the Company is required to make payment.  If the Company is required to make any such payment, the resulting loss carryforward will be available for use five years from the year it is recognized.

As noted earlier, on April 8, 2005, the Company sold its equity interest in F.F. Soucy Inc.  As of March 31, 2005 there was considerable uncertainty of whether the pending sale of F.F. Soucy would be consummated and whether the Company would be able to utilize any of its capital loss carryforward.  The Company could not conclude that it was more likely than not it would realize any net tax savings from the capital loss carryforward prior to their expiration and believes the full valuation allowance reserve was appropriate at March 31, 2005.

Liquidity and Capital Resources

Overview

The primary source of the Company’s liquidity is cash flows from operating activities.  The key component of operating cash flow is cash receipts from advertising customers, and subscribers to print and information services.  Operating cash outflows include payments to vendors for raw materials, services and supplies, payments to employees, and payments of interest and income taxes.  The Company expects its cash balance and cash provided from operations to be sufficient to meet its normal recurring operating commitments, fund capital expenditures and pay dividends.

As previously disclosed, in 2000 the Company established a reserve for the present value of the total estimated payments through October 2006 in connection with the Company’s guarantee of certain minimum payments for data acquired by the Company’s former Telerate subsidiary from Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC).  Bridge Information Systems, Inc., which purchased Telerate in 1998, filed for bankruptcy but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC.  The Company is now in litigation with Cantor and MDC with respect to their claims for amounts allegedly due under the contract guarantee.  The Company has various substantial defenses to these claims and the litigation is proceeding.

As of March 31, 2005, the balance of the reserve for the contract guarantee was $262 million. The Company has classified $233.2 million of this reserve as current based on the original due dates of the contract.  Due to the stage of the lawsuit at March 31, 2005, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced.  Accordingly, the Company believes the balance of the reserve continues to be appropriate.  In the event there is an adverse judgment against the Company it would likely be appealed.  If any significant amounts are ultimately considered due, they would likely be financed through the issuance of additional debt.

The Company’s liquidity requirements may be funded, if necessary, through the issuance of commercial paper, bank loans or debt securities.  The Company’s commercial paper program is supported by multi-year revolving credit facilities with several banks.  As of March 31, 2005, the Company could borrow up to $440 million, $140 million through June 24, 2006 and $300 million through June 24, 2009 under its multiyear revolving credit agreements with several banks.  It is currently the Company’s intent to manage its commercial paper borrowings as short-term obligations.

Cash Flow Summary

For the Three Months Ended March 31, 2005 and 2004:

(in millions)	2005		2004
Net cash provided by operating activities	$5.8		$27.5
Net cash used in investing activities	(452.5)		(98.4)
Net cash provided by financing activities	455.5		83.0
Effect of currency exchange rate changes on cash	0.4		0.5

Increase in cash and cash equivalents	9.2		12.6
Cash and cash equivalents at beginning of year	17.2		23.5

Cash and cash equivalents at March 31	$26.5	*	$36.2	*

*The sum of the individual amounts does not equal total due to rounding.

Operating Activities

Cash provided by operating activities for the first three months of 2005 was $5.8 million, which was down $21.7 million from net cash provided by operations in the same period last year.  The decline was primarily the result of decreased operating income and higher interest costs.

Investing Activities

Net cash used in investing activities was $452.5 million in the first three months of 2005, primarily as a result of the January 21, 2005 acquisition of MarketWatch.  Net cash used in investing activities totaled $98.4 million in 2004, primarily reflecting the $85 million acquisition of Alternative Investor and capital expenditures of $16.1 million.

Financing Activities

Net cash provided by financing activities for the first three months of 2005 was $455.5 million, reflecting an increase in commercial paper borrowings of $245.5 million and the issuance of $225 million three-year fixed rate bonds, principally related to the acquisition of MarketWatch.  Cash outlays in the first three months of 2005 included the payment of $20.5 million in dividends to shareholders.  Net cash provided by financing activities for the first three months of 2004 was $83 million, reflecting an increase in debt of $105.3 million, principally related to the acquisition of Alternative Investor.  Cash outlays in the first three months of 2004 included the payment of $20.4 million in dividends to shareholders.

Credit Ratings

Following the announcement of the MarketWatch acquisition, the credit ratings agencies lowered the Company’s senior unsecured credit ratings.  They are as follows:

Credit Ratings
	Long Term	Short Term
Standard & Poor’s	A-	A-2
Moody’s	A2	P-1
Fitch	A	F1

Subsequent Event and Pending Transaction

On April 8, 2005, the Company announced that it concluded the sale of its 39.9% minority interest in F.F. Soucy Inc., a Canadian newsprint mill, to its majority owner, Brant-Allen Industries, Inc.  The sale price of $40 million in cash generated approximately $38 million in after-tax proceeds, which will be used to reduce the Company’s commercial paper borrowings.   The Company expects to record an after-tax gain of approximately $9.5 million, or 11 cents per diluted share, in the second quarter.

In December 2003, the Company and the von Holtzbrinck Group exchanged equity shareholdings so as to increase the Company's ownership of The Wall Street Journal Europe to 90% from 51% and reduce the Company’s ownership of the von Holtzbrinck Group’s business daily, Handelsblatt, to 10% from 22%, with news and advertising relationships continuing.  The Company and the von Holtzbrinck Group are in negotiations to further exchange in 2005 our cross shareholdings so as to return the Company to full ownership of The Wall Street Journal Europe and of its 41% interest in HB-Dow Jones S.A. and eliminate the Company’s 10% ownership of Handelsblatt.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated: including the cyclical nature of the Company's business and the strong, negative impact of economic downturns on advertising revenues, particularly in the Company's core advertising market-B2B advertising; the risk that inconsistent trends across major advertising categories, such as technology and finance, will continue and that B2B advertising levels, particularly in technology and finance, may or may not return to historical levels; the Company's ability to expand and diversify the Journal's market segment focus beyond finance and technology; the Company's ability to limit and manage expense growth, especially in light of its prior cost cutting and its planned growth initiatives; intense competition for ad revenues and readers the Company’s products and services face; the impact on the future circulation of the Journal and community newspapers that may be caused by the declining frequency of regular newspaper buying by young people; the Company's ability to successfully integrate the MarketWatch business into its existing business units, and to achieve production and operational efficiencies and synergies in doing so; with respect to Newswires and other subscription-based products and services, the negative impact of business consolidations and layoffs in the financial services industry on sales; the uncertainties relating to the Company's guarantee to Cantor Fitzgerald Securities and Market Data Corporation; and such other risk factors as may be included from time to time in the Company's reports filed with the Securities and Exchange Commission and posted in the Investor Relations section of the Company's web site (www.dowjones.com).   The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative And Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

The Company enters into foreign-currency forward exchange contracts, designated as cash flow hedges, to hedge anticipated operating expenses that are denominated in foreign currencies (principally the e uro and the p ound s terling). Revenues of the Company are largely collected in U.S. dollars.   These contracts, which expire ratably over 2005, are entered into to protect against the risk that operating expenses will be adversely affected by devaluation in the U.S. dollar relative to these currencies.  Realized gains or losses on foreign-currency forward contracts are recognized currently through income and generally offset the transaction gains or losses on the foreign-currency cash flows which they are intended to hedge.

As of March 31, 2005 and December 31, 2004 the Company had foreign currency forward exchange contracts , designated as cash flow hedges, covering approximately $ 31.5 million and $42.6 million of notional amount of currency, respectively. The fair value of the contracts as of March 31, 2005 and 2004 was a n unrealized loss of $ 0. 6 million and an unrealized gain of $ 0.8 million, respectively.

Interest Rate Risk

The Company’s commercial paper outstanding of $391.4 million at March 31, 2005 is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates.  At March 31, 2005, interest rates outstanding ranged from 2.69% to 3.03%, with a weighted-average of 2.74%.  At March 31, 2005 the Company had $224.9 million of fixed rate debt outstanding maturing in February 2008. A change in the market interest rate impacts the fair value of the instrument but has no impact on earnings or cash flows.

Item 4.	Controls & Procedures

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

Changes in Internal Controls over Financial Reporting

As a result of the Company’s acquisition of MarketWatch, Inc. (MarketWatch) in the first quarter of 2005, the Company has expanded its internal controls over financial reporting to include consolidation of the MarketWatch results of operations.  These controls will be incorporated into the Company’s Section 404 assessment for 2005.  There were no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three-month period ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

The trial court in January 2003 denied motions by each of the parties that their own claims for relief be granted and that competing claims be dismissed.  Appeals from those decisions were not pursued, and discovery has concluded.  Dispositive motions have been fully briefed for the court.  The trial previously scheduled to begin in June 2005 has been adjourned and no new trial date has been set.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In 1998 the Company’s Board of Directors authorized the repurchase of $800 million of the Company’s common stock and in September 2000 authorized the repurchase of an additional $500 million of the Company’s common stock.  As of March 31, 2005, approximately $326.4 million remained under board authorization for share repurchases.  The Company has not repurchased any shares of its common stock since the first quarter of 2003.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on April 20, 2005, there were represented in person or by proxy 55,766,258 shares of Common Stock (carrying one vote per share) and 18,818,945 shares of Class B Common Stock (carrying ten votes per share). At the Annual Meeting:

1) the holders of the Common Stock, voting separately as a class, elected as directors:

	For	Votes Withheld
Irvine O. Hockaday, Jr.	48,405,063	7,361,195
Vernon E. Jordan, Jr.	37,658,571	18,107,687
M. Peter McPherson	48,805,547	6,960,711
William C. Steere, Jr.	54,593,054	1,173,204

2) the holders of the Common Stock and the Class B Common Stock, voting together, elected as directors:

	For	Votes Withheld
Christopher Bancroft	226,608,919	17,346,789
Lewis B. Campbell	241,817,912	2,137,796
Michael B. Elefante	241,756,883	2,198,825
Leslie Hill	236,868,187	7,087,521
Dieter von Holtzbrinck	241,653,806	2,301,902
Peter R. Kann	241,587,625	2,368,083
Elizabeth Steele	237,079,768	6,875,940

3) the holders of the Common Stock and the Class B Common Stock, voting together, approved the appointment of PricewaterhouseCoopers LLP, independent registered public accounting firm, as auditors for 2005 by a vote of 242,598,903 votes in favor; 825,959 votes against and 530,846 abstentions.

4) the holders of the Common Stock and the Class B Common Stock, voting together, approved two amendments to the Company’s 2001 Long-Term Incentive Plan to increase the number of shares reserved for issuance thereunder from 9,000,000 to 10,500,000 and to increase the number of shares available for grants of stock based awards by 1,400,000 from 2,100,000 to 3,500,000 shares by a vote of 227,699,499 votes in favor; 10,365,804 votes against and 599,028 abstentions.

5)  the holders of the Common Stock and the Class B Common Stock, voting together, approved an amendment to the Certificate of Incorporation to reduce the threshold at which shares of Class B Common Stock are automatically converted into shares of Common Stock from 12,000,000 to 7,500,000 by a vote of 198,707,858 votes in favor, 39,381,217 votes against and 575,256 abstentions.

6)  the holders of the Common Stock and the Class B Common Stock, voting together, approved amendments to (i) the Bylaws to provide that no member of management or Bancroft family representative will be qualified to become a director unless, thereafter, a majority of the directors will be persons who are neither members of management nor Bancroft family representatives and (ii) the Certificate of Incorporation to require either a separate vote of each class of the Company’s stock or a vote of 80% of the directors in office to change the foregoing Bylaw provision by a vote of 224,475,927 votes in favor, 12,686,284 votes against and 1,502,120 abstentions.

7)  the holders of the Common Stock and the Class B Common Stock, voting together, approved amendments to (i) the Bylaws to fix the size of the Board at sixteen, (ii) the Certificate of Incorporation to require either a separate vote of each class of stock of the Company’s stock or a vote of 80% of the directors in office to change the foregoing Bylaw provision and (iii) the Certificate of Incorporation and the Bylaws to increase to seven the number of directors to be elected by holders of the Company’s Common Stock, voting separately, by a vote of 231,434,060 votes in favor, 6,429,159 votes against, and 801,112 abstentions.

8) the holders of the Common Stock and the Class B Common Stock, voting together, rejected the stockholder proposal to require that the positions of Chairman and CEO be held by different persons by a vote of 45,542,371 votes in favor; 191,264,636 votes against; and 1,857,324 abstentions.

In addition, the following directors continued in office after the meeting: Harvey Golub, David K.P. Li, Frank N. Newman, and James H. Ottaway, Jr.

Item 6.	Exhibits

Exhibit Number		Document
4.1

Indenture, dated February 17, 2005, between Dow Jones & Company, Inc. and The Bank of New York, as trustee is hereby incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 18, 2005.

4.2		Form of Initial Note and Form of Exchange Note (included within the Indenture filed as Exhibit 4.1).

4.3

Registration Rights Agreement, dated February 17, 2005, among Dow Jones & Company, Inc., J.P. Morgan Securities Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several initial purchasers listed in Schedule 1 to the Purchase Agreement is hereby incorporated by reference to Exhibit 4.3 to the Form 8-K filed on February 18, 2005.

10.1

MarketWatch, Inc.  1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed by MarketWatch Media, Inc. (formerly known as MarketWatch.com, Inc.) with the SEC on October 13, 1998 (333-65569)).

10.2

MarketWatch, Inc.  2004 Equity Incentive Plan formerly known as the NMP, Inc. 2004 Stock Incentive Plan (incorporated by reference to Annex E to Amendment No. 5 to the Registration Statement on Form S-4/A filed by MarketWatch, Inc. (formerly NMP, Inc.) with the SEC on December 16, 2003 (333-108282)).

10.3

Pinnacor Inc. 2000 Equity Incentive Plan (formerly known as the ScreamingMedia, Inc. 2000 Equity Incentive Plan) (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1/A filed by Pinnacor Inc. (formerly Screaming Media.com, Inc.) with the SEC on March 27, 2000 (333-30548)).

10.4

Amendment 2002-1 to Pinnacor, Inc. 2000 Equity Incentive Plan (formerly known as Amendment 2002-1 to ScreamingMedia, Inc. 2000 Equity Incentive Plan) (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed by the Company on February 9, 2005).

10.5

Pinnacor Inc. 1999 Stock Option Plan (formerly known as the Screaming Media.net Inc. 1999 Stock Option Plan) (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1/A filed by Pinnacor Inc. (formerly Screaming Media.com, Inc.) with the SEC on March 27, 2000 (333-30548)).

10.7

$260,000,000 60-Day Credit Agreement, Dated As Of January 20, 2005, Among Dow Jones & Company, Inc., As Borrower, The Several Lenders From Time To Time Parties Hereto, And JPMorgan Chase Bank, As Administrative Agent is hereby incorporated by reference to Exhibit 99.2 of the Form 8-K filed on January 26, 2005.

31.1	*	Certifications by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOW JONES & COMPANY, INC.
(Registrant)

Date:	May 6, 2005	By:	/s/ Robert Perrine
Robert Perrine
Chief Accounting Officer and Controller