Form 10-Q
period 2005-06-30
DOW JONES & CO INC
filed 2005-08-01
CIK 29924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes x    No ___

The number of shares outstanding of each of the issuer’s classes of common stock on June 30, 2005: 62,402,310 shares of Common Stock and 20,458,682 shares of Class B Common Stock.

DOW JONES & COMPANY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

 INDEX

		Page No.
PART I - Financial Information (unaudited)

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income –	3
	For the quarters and six months ended June 30, 2005 and 2004

	Condensed Consolidated Statements of Cash Flows –	4
	For the six months ended June 30, 2005 and 2004

	Condensed Consolidated Balance Sheets –	5
	As of June 30, 2005 and December 31, 2004

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls & Procedures	34

PART II - Other Information

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	35

	Signature	36

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Dow Jones & Company, Inc.

(unaudited)

(in thousands, except per share amounts)	Quarters Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues:
Advertising	$249,876	$255,836	$467,620	$482,535
Information services	103,590	81,518	202,059	157,345
Circulation and other	100,732	100,436	196,591	199,531

Total revenues	454,198	437,790	866,270	839,411

Expenses:
News, production and technology	141,166	130,052	276,427	252,609
Selling, administrative and general	159,129	148,779	319,314	294,014
Newsprint	31,086	28,947	59,287	56,578
Print delivery costs	46,184	47,024	90,550	94,869
Depreciation and amortization	26,370	26,698	53,460	54,053
Restructuring charges	11,367	-	11,367	(2,761)

Total operating expenses	415,302	381,500	810,405	749,362

Operating income	38,896	56,290	55,865	90,049

Other income (expense):
Investment income	190	165	485	256
Interest expense	(4,903)	(800)	(8,912)	(1,448)
Equity in earnings of associated companies	1,832	2,139	2,566	1,399
Write-down of equity investments	(35,865)	-	(35,865)	-
Gain on disposition of investments	22,862	3,260	22,862	3,260
Contract guarantee	(1,117)	(1,819)	(2,416)	(3,804)
Other, net	(486)	(499)	853	(1,265)

Income before income taxes and minority interests	21,409	58,736	35,438	88,447
Income taxes	20,548	25,004	26,397	37,485

Income before minority interests	861	33,732	9,041	50,962
Minority interests in losses of subsidiaries	-	309	-	895

Net income	$861	$34,041	$9,041	$51,857

Net income per share:
Basic	$.01	$.42	$.11	$.63
Diluted	.01	.41	.11	.63

Cash dividends declared per share (Note 6)	.50	.50	.75	.75

Weighted-average shares outstanding:
Basic	82,714	81,799	82,474	81,779
Diluted	83,200	82,211	82,970	82,211

Comprehensive (loss) income (Note 13)	$(1,185)	$32,930	$5,137	$51,283

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dow Jones & Company, Inc.

(unaudited)

(in thousands)	For the Six Months Ended June 30
	2005	2004
Cash Flows from Operating Activities:
Net income	$9,041	$51,857
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	47,803	52,015
Amortization of intangibles	5,657	2,038
Equity in earnings of associated companies, net of distributions	4,609	5,175
Minority interests in losses of subsidiaries	-	(895)
Gain on disposition of investments	(22,862)	(3,260)
Write-down of equity investments	35,865	-
Contract guarantee	2,416	3,804
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	10,292	(13,662)
Other assets	557	(8,660)
Accounts payable and accrued liabilities	(55,347)	(13,978)
Income taxes	17,588	17,356
Deferred taxes	2,203	(1,964)
Unearned revenue	1,092	3,033
Deferred compensation and other noncurrent liabilities	10,091	5,842
Other, net	3,036	1,070

Net cash provided by operating activities	72,041	99,771

Cash Flows from Investing Activities:
Additions to plant, property and equipment	(23,409)	(31,165)
Funding to investees	(8,620)	(16,279)
Advances (to) from equity investees	(1,171)	9,173
Proceeds from disposition of investments	47,544	6,514
Businesses acquired, net of cash received	(438,122)	(91,632)
Other, net	525	2,382

Net cash used in investing activities	(423,253)	(121,007)

Cash Flows from Financing Activities:
Cash dividends	(41,179)	(40,870)
Proceeds from issuance of bonds	224,899	-
Repayment of commercial paper borrowings	(99,212)	(43,692)
Increase in commercial paper borrowings	245,527	105,313
Bond issuance costs	(1,468)	-
Book overdraft	-	(4,547)
Contribution from minority partner	2,193	-
Proceeds from sales under stock compensation plans	16,149	5,661

Net cash provided by financing activities	346,909	21,865

Effect of currency exchange rate changes on cash	1,555	952

(Decrease) increase in cash and cash equivalents	(2,748)	1,581
Cash and cash equivalents at beginning of year	17,237	23,514

Cash and cash equivalents at June 30	$14,489	$25,095

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Dow Jones & Company, Inc.

(unaudited)

(in thousands)	June 30 2005	December 31 2004
Assets:
Current Assets:
Cash and cash equivalents	$14,489	$17,237
Accounts receivable – trade, net	171,270	168,497
Accounts receivable – other	25,401	23,282
Newsprint inventory	9,207	9,402
Prepaid expenses	23,935	22,471
Deferred income taxes	12,833	13,025
Total current assets	257,135	253,914

Investments in associated companies, at equity	27,227	88,911
Other investments	8,715	14,302

Plant, property and equipment, at cost	1,722,937	1,722,847
Less, accumulated depreciation	1,081,992	1,062,823
Plant, property and equipment, net	640,945	660,024

Goodwill	660,896	245,558
Other intangible assets, net	142,131	88,887
Deferred income taxes	32,272	13,755
Other assets	16,140	14,852
Total assets	$1,785,461	$1,380,203

Liabilities:
Current Liabilities:
Accounts payable – trade	$55,915	$68,191
Accrued wages, salaries and commissions	69,262	75,926
Retirement plan contributions payable	13,636	24,350
Other payables	82,290	59,947
Contract guarantee obligation	250,921	219,257
Dividends payable	20,716	-
Income taxes	56,237	43,211
Unearned revenue	224,070	215,638
Short-term debt	292,158	9,998
Total current liabilities	1,065,205	716,518

Long-term debt	224,911	135,845
Deferred compensation, principally postretirement benefit obligation	320,149	312,925
Contract guarantee obligation	12,153	41,402
Other noncurrent liabilities	20,046	19,140
Total liabilities	1,642,464	1,225,830

Minority interests in subsidiaries	-	3,830

Stockholders’ Equity:
Common stock	102,181	102,181
Additional paid-in capital	141,931	124,082
Retained earnings	786,592	839,446
Accumulated other comprehensive loss, net of taxes	(5,844)	(1,940)

Less, treasury stock, at cost	881,863	913,226
Total stockholders’ equity	142,997	150,543
Total liabilities and stockholders’ equity	$1,785,461	$1,380,203

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dow Jones & Company, Inc.

(unaudited)

1.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2005, and the consolidated results of operations for the three and six month periods ended June 30, 2005 and 2004 and consolidated cash flows for the six month periods then ended.  All adjustments reflected in the accompanying financial statements are of a normal recurring nature.  Reclassifications of certain amounts for prior years have been recorded to conform to the current year presentation.

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

2.

Earnings Per Share

Basic and diluted earnings per share have been computed as follows:

(in thousands, except per share amounts)	Quarters Ended June 30		Six Months Ended June 30
	2005 (2)	2004 (3)	2005 (2)	2004 (3)

Net income	$861	$34,041	$9,041	$51,857

Weighted-average shares outstanding – basic	82,714	81,799	82,474	81,779

Effect of dilutive securities:
Stock options	166	147	198	178
Other, principally contingent stock rights	320	265	298	254

Weighted-average shares outstanding – diluted (1)	83,200	82,211	82,970	82,211

Basic earnings per share	$.01	$.42	$.11	$.63
Diluted earnings per share	.01	.41	.11	.63

(1)

The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the quarter.

(2)

For the quarter and six months ended June 30, 2005, options to purchase 9.4 million shares at an average price of $52.90 and 9.1 million shares at an average price of $53.34, respectively, have been excluded from the diluted earnings per share calculation because the options’ exercise prices were greater than the average market price during the quarter and six months and to include such securities would be antidilutive.

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

(in thousands, except per share amounts)	Quarters Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net income, as reported	$861	$34,041	$9,041	$51,857

Add: Stock-based compensation expense
included in reported net income, net of taxes	991	1,576	3,020	3,657

Deduct: Total stock-based compensation expense
determined under fair-value based method for
all awards, net of taxes	(1,428)	(4,785)	(4,322)	(10,313)

Adjusted net income	$424	$30,832	$7,739	$45,201

Basic earnings per share:
As reported	$.01	$.42	$.11	$.63
Adjusted	.01	.38	.09	.55

Diluted earnings per share:
As reported	$.01	$.41	$.11	$.63
Adjusted	.01	.38	.09	.55

The following table provides the estimated fair value, under the Black-Scholes option-pricing model, of each option granted in 2005 and 2004 and the significant weighted-average assumptions used in their determination.

Stock Options:	Fair Value	Risk-Free Interest Rate	Dividend Yield	Expected Life	Volatility

2005	$9.53	3.7%	2.4%	5.0 years	27.7%
2004	$13.45	3.0%	1.7%	5.0 years	29.0%

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R).  This statement eliminates the alternative to apply the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees.  Rather, SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized in the consolidated statements of income over the period during which an employee is required to provide services in exchange for the award, usually the vesting period.  There are various methods of adopting SFAS 123R and the Company has not yet determined which method it will use.  SFAS 123R will be effective for the Company beginning January 1, 2006.

4.

Acquisitions and Dispositions

2005:

Acquisition of MarketWatch

On January 21, 2005, the Company completed its acquisition of MarketWatch, Inc. (MarketWatch) for a purchase price of approximately $538 million.  The purchase price consisted of cash tendered totaling $507.7 million to acquire the 28.2 million outstanding common shares of MarketWatch; the exchange of 1.2 million stock options valued at $25 million using the Black-Scholes option pricing model; and, direct third party transaction costs of approximately $5 million.  This acquisition was financed by $439 million of short-term commercial paper borrowings and cash, including cash received from MarketWatch of $74 million.  In February 2005, the Company refinanced $225 million of its commercial paper borrowings with three-year bonds bearing a fixed interest rate of 3.875%.

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

The Company believes that the MarketWatch acquisition will complement The Wall Street Journal Online network, which provides premium business news to about three million unique visitors per month.  By combining the traffic of The Wall Street Journal network of sites and MarketWatch, the Web sites are expected to have nearly nine million unique visitors per month. These factors contributed to a purchase price in excess of the fair market value of the net tangible and intangible assets acquired from MarketWatch, and as a result, the Company recorded goodwill in connection with this transaction.

Under the purchase method of accounting, the total purchase price is allocated to MarketWatch’s net tangible and intangible assets based upon their estimated fair value as of the date of completion of the merger.  Based upon the purchase price and the valuation performed, the preliminary purchase price allocation, which is subject to change based on the Company’s final analysis, is as follows (in thousands):

Tangible assets:
Current assets	$89,227
Property, plant and equipment	4,030
Other assets – long term	15,749
Total tangible assets	109,006

Intangible assets:
Customer relationships	15,000
Developed technology	13,211
Trade name	29,000
Goodwill	410,901
Total intangible assets	468,112

Liabilities assumed:
Current liabilities	(39,375)
Total liabilities assumed	(39,375)

Net assets acquired	$537,743

The Company has allocated $28.2 million to amortizable intangible assets consisting of customer-related intangible assets and developed technology with weighted-average useful lives of six and four years, respectively.  The pattern of economic benefits to be derived from certain intangible assets is estimated to be greater in the initial period of ownership; accordingly, the Company has recorded accelerated amortization expense for certain intangible assets.  Further, $29 million has been allocated to trade names and $410.9 million to goodwill, which will not be amortized.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.

The purchase price allocation for MarketWatch is subject to revision as more detailed analysis is completed and additional information on the fair values of MarketWatch’s assets and liabilities becomes available.  Any change in the fair value of the net assets of MarketWatch will change the amount of the purchase price allocated to goodwill.  Liabilities assumed include approximately $9.8 million of restructuring costs consisting of $3.2 million of charges related to severance of approximately 50 MarketWatch employees and other contractual commitments.

Exchange of Cross Shareholdings

During the second quarter of 2005, the Company and the von Holtzbrinck Group completed its exchange of cross shareholdings.  In exchange for the Company’s 10% interest in Handelsblatt, the Company received the remaining 10% minority interest in The Wall Street Journal Europe that it did not already own; an 11.5% increase in its interest in a Czech Republic business periodical, effectively increasing the Company’s interest to 23%; and, $6 million in cash.  The transaction was accounted for at fair value and the Company recorded a gain of $13.2 million ($8.3 million, net of taxes) in connection with the disposal of its interest in Handelsblatt.

Based on preliminary estimates, the step acquisition of the remaining 10% of The Wall Street Journal Europe resulted in a purchase price allocation to goodwill of $4.4 million and other intangibles of $1.7 million.  The other intangibles consisted of advertising accounts valued at $0.7 million and subscription accounts valued at $0.1 million.  These intangibles will be amortized on a straight-line basis over 8 years.  The remaining $0.9 million represented acquired masthead which has an indefinite life.

Disposition of F.F. Soucy

In April 2005, the Company concluded the sale of its 39.9% minority interest in F.F. Soucy Inc., a Canadian newsprint mill, to its majority owner, Brant-Allen Industries, Inc.  The sales price of $40 million resulted in a gain of $9.6 million ($9.4 million, net of taxes) in the second quarter.  As part of the sale the Company provided Brant-Allen a limited indemnification for certain income tax exposure.  The Company estimated its obligation under this indemnification to be $2.2 million and recorded this amount as a contingent liability and a reduction to the gain on sale.

2004:

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

Disposition of non-news assets of VWD

On April 2, 2004, simultaneous with the Company’s acquisition of the remaining interest in the news operations of Vereinigte Wirtschaftsdienste GmbH (VWD), VWD sold its non-news assets to a third party, resulting in cash proceeds to the Company of $6.7 million.  As a result of this sale, the Company recorded a gain of $3.3 million ($1.8 million, net of taxes) in the second quarter of 2004.    Following the transaction, the Company had no involvement in the continuing operations of the disposed business.  The consideration was received at the time of the sale and a gain was recognized pursuant to the guidance in Staff Accounting Bulletin Topic 5E.

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

Supplemental Pro-forma Information

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of MarketWatch (acquired January 21, 2005), OsterDow Jones (acquired July 7, 2004), VWD (acquired April 2, 2004) and Alternative Investor (acquired March 19, 2004) occurred at the beginning of each period (in thousands, except per share amounts):

	Quarters Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net revenues	$454,198	$458,514	$870,176	$886,223
Net income	$861	$32,198	$8,770	$47,533

Net income per share – basic	$.01	$.39	$.11	$.58
Net income per share – diluted	$.01	$.39	$.11	$.58

5.

Write-down of Equity Investments

In July 2005, the Company and NBC Universal agreed to transfer the Company’s 50% interests in both CNBC Europe and CNBC Asia (collectively CNBC International), as well as its 25% interest in CNBC World, to NBC Universal as of December 31, 2005 for nominal consideration, subject to any necessary regulatory or legal approvals.  The transfer of the Company’s interest in CNBC Asia also requires the mutually satisfactory resolution of certain structural matters which are expected to be completed prior to December 31, 2005.

Under the agreement, the Company will fund CNBC International for the remainder of 2005, up to approximately $6 million, irrespective of the operating performance of the ventures, and through 2006 the Company will continue to provide access to news resources and other services to CNBC International, nonexclusively.  There are no plans to alter the licensing relationship in the U.S. between the Company and CNBC.

As of June 30, 2005, in connection with the binding agreement reached with NBC Universal, the Company determined that an other-than-temporary decline in the value of its investments in CNBC International and CNBC World had occurred and, as a result, the Company recorded a charge of $35.9 million ($36.7 million, including taxes) in the second quarter of 2005, largely reflecting the write-down of the investments’ carrying value ($32 million), with the remainder primarily reflecting the additional firmly committed cash payment for which there is no future economic benefit to the Company.

6.

Cash Dividends Declared Per Share

The Company currently pays a $.25 per share dividend each quarter.  Typically, the Company declares its third quarter dividend in its second quarter.

7.

Goodwill and Other Intangible Assets

Goodwill balances by reportable segment were as follows:

(in thousands)	June 30 2005	December 31 2004

Print publishing	$37,840	$33,403
Electronic publishing	511,039	100,138
Community newspapers	112,017	112,017

Total goodwill	$660,896	$245,558

Other intangible assets were as follows:

	June 30, 2005			December 31, 2004
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Subscription accounts	$29,048	$7,804	$21,244	$21,004	$5,435	$15,569
Advertising accounts	20,112	3,612	16,500	13,448	2,143	11,305
Developed technology	13,211	1,529	11,682	-	-	-
Other	3,021	823	2,198	2,021	533	1,488

Total	65,392	13,768	51,624	36,473	8,111	28,362
Unamortizable intangibles	90,507	-	90,507	60,525	-	60,525

Total other intangibles	$155,899	$13,768	$142,131	$96,998	$8,111	$88,887

Amortization expense, based on intangibles subject to amortization held at June 30, 2005, is expected to be $6.2 million for the last six months of 2005, $11.7 million in 2006, $10.5 million in 2007, $7.8 million in 2008, $4.0 million in 2009 and $3.6 million in 2010.

8.

Debt

The following table summarizes the Company’s debt outstanding:

	June 30	December 31
(in thousands)	2005	2004

Commercial paper, at rates of 2.935% to 3.375%	$292,158	$145,843
3.875% Senior Notes due February 15, 2008	224,911	-
Total debt outstanding	$517,069	$145,843

Debt outstanding at June 30, 2005 was $517.1 million which consisted of 3-year bonds totaling $224.9 million and commercial paper of $292.2 million with various maturities of less than a year.  As of June 30, 2005, the Company could borrow up to $440 million, $140 million through June 24, 2006 and $300 million through June 24, 2009 under its multiyear revolving credit agreements with several banks.  It is currently the Company’s intent to manage its commercial paper borrowings as short-term obligations.

The revolving credit agreements contain restrictive covenants, including a limitation on the ratio of consolidated indebtedness to consolidated cash flow and a requirement to maintain a minimum ratio of consolidated cash flow to consolidated interest expense.  At June 30, 2005, the Company was in compliance with respect to both of these restrictive covenants then in effect.  Borrowings may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, its certificate of deposit rate or the federal funds rate.  A quarterly fee is payable on the commitment which the Company may terminate or reduce at any time.  The quarterly fee, which is dependent on the Company’s debt rating issued by S&P and Moody's, ranges from .08% to .10%.  As of June 30, 2005 and December 31, 2004, no amounts were borrowed under the revolving credit lines.  The Company intends to extend the revolving credit agreements prior to their expiration.

9.

Restructuring Charges

In the second quarter of 2005, the Company recorded a restructuring charge of $11.4 million primarily reflecting employee severance related to a workforce reduction of about 120 full-time employees.  Most of the charge relates to the Company’s efforts to reposition its international print and online operations but also included headcount reductions at other parts of the business.  These workforce reductions are expected to be substantially completed by the end of the year.

The estimated employee severance payments described below were based on predetermined criteria of existing benefit plans and were therefore recorded when the liability was considered probable and reasonably estimable as required by SFAS 112 “Employers’ Accounting for Postemployment Benefits”.

The following table displays the activity and balances of the restructuring reserve accounts through June 30, 2005:

(in thousands)	December 31 2004 Reserve	2005 Expense	Cash Payments	June 30 2005 Reserve
Employee severance – 2005	$-	$11,367	$(386)	$10,981
Employee severance – 2004	7,262	-	(2,976)	4,286	*
Total	$7,262	$11,367	$(3,362)	$15,267

*The workforce reductions related to this restructuring initiative are complete.  The remaining reserve relates primarily to continuing payments for employees that have already been terminated.

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

During the first quarter of 2004, the Company decided to extend the term of its lease for one of the floors that was previously abandoned and reoccupy this floor with personnel from another of its New York locations, whose lease term was expiring.  As a result, the Company reversed $2.8 million of the remaining lease obligation reserve for the previously abandoned floor at WFC.

10.

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

The second quarter of 2005 and 2004 included charges related to the accretion of the discount on the reserve balance of $1.1 million and $1.8 million, respectively.  These charges totaled $2.4 million and $3.8 million in the first half of 2005 and 2004, respectively.   The reserve balance as of June 30, 2005 is $263.1 million, of which $250.9 million is classified as current based on the original due dates of the contract.

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

Due to the stage of the lawsuit at June 30, 2005, it is not possible to determine whether the court will find that any obligation the Company had under the guarantee may be dismissed or reduced.  Accordingly, the Company believes the balance of the reserve continues to be appropriate.

While it is not possible to predict with certainty the ultimate outcome of this litigation, the Company believes the likelihood of a loss exceeding the amount reserved is remote; however, it is possible that such loss could be less than the amount reserved.

11.

Other Guarantees and Contingencies

In addition to the litigation that is separately disclosed in Note 10 of this Form 10-Q, there are various libel actions, legal proceedings and other matters that have arisen in the ordinary course of business that represent possible contingencies of the Company and its subsidiaries.  In the opinion of management, based on advice of legal counsel, the ultimate outcome to the Company and its subsidiaries as a result of these legal proceedings and other matters will not have a material effect on the Company’s financial statements.  In addition, the Company has insurance coverage for many of these matters.

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

The Company enters into indemnification agreements in its ordinary course of business, typically with companies from which it is acquiring or to which it is selling businesses, partners in joint ventures, licensees and licensors, and service providers and contractors.  Under these agreements the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, as a result of the Company’s activities or its breach of the agreement in question or in connection with any intellectual property infringement claim by any third party with respect to the Company's products.  These indemnification obligations generally survive termination of the underlying agreement, either for some set number of years or perpetually.  In some cases, the maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The Company believes that the estimated fair value of these indemnity obligations is minimal and as of June 30, 2005 the Company has approximately $2 million recorded for these obligations.  The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

The Company has guaranteed payment for office space occupied by certain of its joint ventures.  Partners of the Company in these joint ventures have either directly guaranteed their share of any payments required under these guarantees or agreed to indemnify the Company for 50% of any payments the Company may be required to make under these guarantees.  The Company’s share of this obligation totals $6.8 million through 2010.

12.

Pension and Other Postretirement Plans

The components of net periodic benefit costs were as follows:

	Quarters Ended June 30
(in thousands)	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$1,425	$1,292	$2,164	$1,539
Interest cost	2,569	2,522	3,478	2,823
Expected return on plan assets	(3,281)	(3,280)	-	-
Amortization of prior service cost	183	181	(388)	(305)
Recognized actuarial loss	355	194	574	2

Total benefit cost	$1,251	$909	$5,828	$4,059

	Six Months Ended June 30
(in thousands)	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$2,850	$2,624	$4,700	$3,982
Interest cost	5,138	5,076	7,206	6,472
Expected return on plan assets	(6,562)	(6,560)	-	-
Amortization of prior service cost	366	352	(811)	(638)
Recognized actuarial loss	710	327	1,189	487

Total benefit cost	$2,502	$1,819	$12,284	$10,303

13.

Comprehensive Income

Comprehensive income was computed as follows:

(in thousands)	Quarters Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income	$861	$34,041	$9,041	$51,857
Add: change in
Adjustment for realized cumulative
translation adjustment in net income	(2,217)	-	(2,217)	-
Cumulative translation adjustment	176	708	(48)	328
Adjustment for realized loss (gain) on
hedging included in net income	181	106	422	(127)
Unrealized loss on hedging	(805)	(457)	(1,663)	(188)
Unrealized gain (loss) on investments	619	(1,468)	(398)	(587)

Comprehensive (loss) income	$(1,185)	$32,930	$5,137	$51,283

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

For both the three and six month periods ended June 30, 2005, approximately 52% of the Company’s revenues were derived from the print publishing segment, which is largely comprised of the global editions of The Wall Street Journal.  In addition, for the same periods, the electronic publishing segment, which includes newswires, online publishing, indexes and other electronic operations, comprised approximately 28% of the Company’s revenue, while the remaining approximately 20% of total revenues were contributed from our general-interest community newspapers segment.

Management evaluates the performance of its segments exclusive of restructuring charges.  See Note 9 for a further discussion of these items.

The Company’s operations by business segment were as follows:

(in thousands)	Quarters Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues (1):
Print publishing	$235,485	$253,761	$452,216	$491,336
Electronic publishing	128,423	96,214	245,602	182,583
Community newspapers	90,290	87,815	168,452	165,492
Consolidated revenues	$454,198	$437,790	$866,270	$839,411

Income before income taxes and minority interests:
Print publishing	$7,224	$17,289	$170	$21,913
Electronic publishing	29,385	22,947	50,848	41,460
Community newspapers	22,603	25,161	35,933	42,133
Corporate	(8,949)	(9,107)	(19,719)	(18,218)
Segment operating income	50,263	56,290	67,232	87,288

Restructuring charges (2)	(11,367)	-	(11,367)	2,761
Consolidated operating income	38,896	56,290	55,865	90,049

Interest expense	(4,903)	(800)	(8,912)	(1,448)
Equity in earnings of associated companies (3)	1,832	2,139	2,566	1,399
Write-down of equity investments	(35,865)	-	(35,865)	-
Gain on disposition of investments	22,862	3,260	22,862	3,260
Contract guarantee	(1,117)	(1,819)	(2,416)	(3,804)
Other (expense) income, net	(296)	(334)	1,338	(1,009)

Income before income taxes and minority interests	$21,409	$58,736	$35,438	$88,447

Depreciation and amortization (D&A):
Print publishing	$13,714	$16,866	$28,590	$34,542
Electronic publishing	9,538	6,950	18,775	13,610
Community newspapers	3,080	2,839	6,020	5,818
Corporate	38	43	75	83

Consolidated D&A	$26,370	$26,698	$53,460	$54,053

(1) Revenues shown represent revenues from external customers. Transactions between segments are not significant.

(2) Restructuring charges are not included in segment expenses, as management evaluates segment results exclusive of these items.  For information purposes, the restructuring charge in 2005 and the reversal of the lease obligation reserve in 2004 allocable by segment for the quarters and six months ended June 30, 2005 and 2004 were as follows:

(in thousands)	Quarters Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Print Publishing	$8,585	$-	$8,585	$(2,631)
Electronic Publishing	1,969	-	1,969	(125)
Corporate	813	-	813	(5)
Total	$11,367	$-	$11,367	$(2,761)

(3) Summarized income statement information for the Company's equity-basis investments in associated companies, combined, was as follows (these amounts are in aggregate at 100% levels).  The majority of these investments are partnerships, which require the associated tax benefit or expense to be recorded by the partner.

(in thousands)	Quarters Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Revenues	$129,123	$133,521	$267,367	$259,000
Operating income	8,342	5,638	10,144	7,646
Net income	5,080	4,943	4,572	4,473

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Dow Jones & Company is a provider of global business and financial news and information through newspapers, newswires, magazines, the Internet, indexes, television and radio.  In addition, the Company owns general-interest community newspapers throughout the U.S.  In the quarter, approximately 52% of the Company’s revenues were derived from the print publishing segment, which is largely comprised of the global editions of The Wall Street Journal.  The Company’s overall financial results are largely dependent on the operating performance of The Wall Street Journal, which, to a significant extent, is dependent upon business-to-business (B2B) advertising placed in its publications, particularly from the financial and technology sectors.  The electronic publishing segment, which includes newswires, online publishing, indexes and other electronic operations, comprises approximately 28% of the Company’s revenue, while the remaining approximately 20% of total revenues are contributed from our general-interest community newspapers segment.

The global business-to-business advertising recession continued to persist in the first half of 2005 and constrain our largest business, print publishing, where revenue declined 8%, driven by a 7% decline in linage at the U.S. Wall Street Journal.  We do however see this situation improving in the second half of 2005 as advertising comparisons to the prior year ease and we are seeing increased advertising plans from B2B finance and technology advertisers.   We continue to control our costs, and make disciplined investments in a number of major new initiatives and rationalize under-performing assets to reshape our portfolio, diversify our advertising categories to reduce our reliance on B2B advertising, improve the quality of our products and set the stage for future growth.  Investments in future growth initiatives include our planned launch in September 2005 of the Weekend Edition of the Journal and our January 2005 acquisition of MarketWatch, both of which we believe will help us diversify and reduce our reliance over time on B2B financial and technology print advertising.

In September 2004, we announced the September 2005 launch of the Weekend Edition of the Journal, which is a key element of our 2005 to 2007 strategic plan.  We expect the launch of the Weekend Edition will build off the success of our Weekend Journal and Personal Journal sections in growing and diversifying our advertising customer base by attracting more consumer-oriented advertisers as revenue from the Weekend Edition is expected to include a higher mix of consumer advertising.  We have a uniquely influential and affluent audience that not only makes large B2B spending decisions but also spends heavily on personal consumption items.  The Weekend Edition will enable advertisers to reach these readers in the right place at the right time – at home on the weekend – which is highly conducive to influencing their consumer spending decisions.  While it is expected that this initiative will be dilutive to earnings by about 15 cents per share in 2005, we believe that the Weekend Edition will be a major driver of long-term growth in revenue and earnings.

On January 21, 2005, we completed the acquisition of MarketWatch, Inc. (MarketWatch) for a purchase price of approximately $538 million, including certain transaction costs, significantly expanding our participation in online publishing.  MarketWatch is a leading provider of business news, financial information and analytical tools and operates two award-winning Web sites: MarketWatch.com and BigCharts.com.  These free, advertising-supported sites serve approximately seven million unique visitors per month with timely market news and information.  MarketWatch also operates the MarketWatch Information Services group, which is a leading licensor of market news, data, investment analysis tools and other online applications to financial services firms, media companies, and corporations.  MarketWatch is being integrated into our Consumer Electronic Publishing business.  The Company believes that the MarketWatch merger will complement The Wall Street Journal Online network, which provides premium business news to about three million unique visitors per month.  By combining the traffic of The Wall Street Journal network of sites and MarketWatch, the Web sites are expected to have nearly nine million unique visitors per month.  We expect this acquisition will be dilutive to earnings by five cents per share in 2005, reflecting higher interest and amortization costs, and is then expected to be accretive in our first full year of ownership in 2006, when our integration benefits are effective for the full year.

In the second quarter 2005, we undertook a number of other initiatives to reshape our portfolio and to increase profits for the Company.  At our international print editions of the Journal, we plan to reformat the editions on October 17, 2005 into an easier to read, convenient compact format, as well as better integrating these print editions with The Wall Street Journal Online at WSJ.com to better serve the needs of highly mobile international business leaders.  We recorded a restructuring charge of about $11 million related to this and other reorganizations at other businesses in the quarter.  We expect this international repositioning will yield pretax savings of $17 million annually and $5 million in the last half of 2005.  We also entered into an agreement to exit our unprofitable television partnerships with CNBC in Europe and Asia and in a digital U.S. channel, CNBC World, by the end of this year, while maintaining our profitable television licensing relationship with CNBC in the U.S.  The exit from these partnerships is expected to eliminate about $15 million of annual pretax equity losses.  Also in the quarter we sold our non-strategic minority interest in a Canadian newsprint mill for $40 million, which reduced our outstanding debt while only modestly reducing equity earnings.

Finally, one of the more public measures of quality is Pulitzer prizes and we are very proud to have won two additional prizes this year, one for health care coverage and the other for film criticism.  These awards represent our 30th and 31st Pulitzers, and they are especially pleasing as they represent areas of the Business of Life coverage that will be expanded with the launch of the Weekend Edition of the Journal.

Consolidated Results of Operations

Quarter ended June 30, 2005 compared to quarter ended June 30, 2004:

			% Increase/
(in thousands, except per share amounts)	2005	2004	(Decrease)

Revenues:
Advertising	$249,876	$255,836	(2.3)%
Information services	103,590	81,518	27.1
Circulation and other	100,732	100,436	0.3
Total revenues	454,198	437,790	3.7

Operating expenses	415,302	381,500	8.9

Operating income	38,896	56,290	(30.9)

Non-operating (loss) income*	(17,487)	2,755	-

Income taxes	20,548	25,004	(17.8)

Net income	$861	$34,041	(97.5)

Earnings per share:
Basic	$.01	$.42	(97.6)
Diluted	.01	.41	(97.6)

*Net of minority interests.

Net Income

Net income in the second quarter of 2005 was $0.9 million, or $.01 per diluted share, compared with second quarter 2004 net income of $34 million, or $.41 per share (all “per share” amounts included herein are based on reported net income and use diluted weighted-average shares outstanding).  Earnings per share for the second quarter of 2005 included certain items affecting comparisons that netted to a reduction in earnings of $.33 per share, while earnings in 2004 included certain items affecting comparisons that had no net effect on earnings per share.  These items are detailed further beginning on page 28.

Revenues

Second quarter revenues increased $16.4 million, or 3.7%, to $454.2 million, reflecting the impact of recent acquisitions, which was partially offset by revenue declines at print publishing.  On a “same property” basis, meaning excluding properties acquired in the past 12 months, total revenue decreased 1.1%.  Advertising revenue declined 2.3%, primarily the result of lower advertising volume at print publishing tempered by incremental advertising revenue from acquisitions, existing electronic operations and community newspapers.  Information services revenues grew 27.1%, reflecting incremental revenue from acquisitions as well as organic growth across electronic publishing.  Circulation and other revenue was up slightly on modestly higher subscription revenue at The Wall Street Journal (U.S.), higher reprint and other revenues despite lower revenues from the Far Eastern Economic Review (FEER) due to its repositioning as a monthly publication.

Operating Expenses

Operating expenses in the second quarter of 2005 increased $33.8 million, or 8.9%, to $415.3 million, primarily reflecting an $11.4 million restructuring charge, incremental costs from newly-acquired properties (approximately five percentage points of the increase) and higher newsprint costs.  Newsprint costs increased 7.4%, driven by an 8.1% increase in the average cost per ton, partially offset by a 0.6% decline in consumption.  The number of full-time employees at June 30, 2005, was about 7,400 as compared to about 7,100 last June.  Excluding recent acquisitions, the number of full-time employees was down 1% compared to last year.

Operating Income

Operating income in the second quarter of 2005 was $38.9 million (8.6% of revenues), down $17.4 million, or 30.9%, from 2004 operating income of $56.3 million (12.9% of revenues), primarily reflecting the restructuring charge and a decline in profits at print publishing.

Consolidated Results of Operations

Six months ended June 30, 2005 compared to six months ended June 30, 2004:

			% Increase/
(in thousands, except per share amounts)	2005	2004	(Decrease)

Revenues:
Advertising	$467,620	$482,535	(3.1)%
Information services	202,059	157,345	28.4
Circulation and other	196,591	199,531	(1.5)
Total revenues	866,270	839,411	3.2

Operating expenses	810,405	749,362	8.1

Operating income	55,865	90,049	(38.0)

Non-operating loss*	(20,427)	(707)	-

Income taxes	26,397	37,485	(29.6)

Net income	$9,041	$51,857	(82.6)

Earnings per share:
Basic	$.11	$.63	(82.5)
Diluted	.11	.63	(82.5)

*Net of minority interests.

Net Income

Net income for the first half of 2005 was $9 million, or $.11 per diluted share, compared with 2004 net income of $51.9 million, or $.63 per share (all “per share” amounts included herein are based on reported net income and use diluted weighted-average shares outstanding).  Earnings per share for the first half of 2005 included certain items affecting comparisons that netted to a reduction in earnings of $.34 per share, while earnings in 2004 included certain items affecting comparisons that had no net effect on earnings per share.  These items are detailed further beginning on page 28.

Revenues

Revenues for the first six months of 2005 increased $26.9 million, or 3.2%, to $866.3 million, reflecting the impact of recent acquisitions, which was partially offset by revenue declines at print publishing.  On a “same property” basis, meaning excluding properties acquired in the past 12 months, total revenue decreased 2.2%.  Advertising revenue declined $14.9 million, or 3.1%, primarily the result of lower advertising volume at print publishing tempered by incremental advertising revenue from acquisitions.  Information services revenues grew 28.4% largely reflecting incremental revenue from acquisitions and organic growth at WSJ.com and Dow Jones Indexes/Ventures.  Circulation and other revenue decreased $2.9 million resulting from a decline in circulation revenue at print publishing in part reflecting lower revenues from the Far Eastern Economic Review (FEER) due to its repositioning as a monthly publication.

Operating Expenses

Operating expenses in the first half of 2005 increased $61 million, or 8.1%, to $810.4 million, primarily reflecting the second quarter restructuring charge, incremental costs from newly-acquired properties (approximately six percentage points of the increase) and higher newsprint costs.  Newsprint costs increased 4.8%, driven by a 9.2% increase in the average cost per ton, partially offset by a 4.0% decline in consumption.

Operating Income

Operating income in the second quarter of 2005 was $55.9 million (6.4% of revenues), down $34.2 million, or 38%, from 2004 operating income of $90 million (10.7% of revenues), primarily reflecting a decline in advertising revenue at print publishing and the second quarter 2005 restructuring charge.

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

Quarter ended June 30, 2005 compared to quarter ended June 30, 2004:

(dollars in thousands)			% Increase/
	2005	2004	(Decrease)
Revenues
U.S. publications:
Advertising	$149,885	$165,535	(9.5)%
Circulation and other	65,479	66,104	(0.9)
Total for U.S. publications	215,364	231,639	(7.0)

International publications:
Advertising	12,339	13,996	(11.8)
Circulation and other	7,782	8,126	(4.2)
Total for international publications	20,121	22,122	(9.0)

Total revenue	235,485	253,761	(7.2)

Operating expenses	228,261	236,472	(3.5)

Operating income	$7,224	$17,289	(58.2)

Operating margin	3.1%	6.8%

Included in expenses:
Depreciation and amortization	$13,714	$16,866	(18.7)

Statistical information:
Advertising volume increase/(decrease):
The Wall Street Journal:
General	(5.1)%	17.7%
Technology	(18.1)	(30.2)
Financial	(14.5)	5.3
Classified	5.6	10.5
Total U.S. Journal	(6.3)	3.3

The Asian Wall Street Journal	(0.6)	5.0
The Wall Street Journal Europe	(3.4)	8.6
Barron’s	(8.3)	21.1

Revenues

Second quarter 2005 revenue decreased $18.3 million, or 7.2%, to $235.5 million, primarily driven by continued softness in B2B advertising in the U.S. and overseas.

U.S. advertising revenue decreased $15.7 million, or 9.5%, to $149.9 million, reflecting a 6.3% decline in advertising linage at The Wall Street Journal and lower television licensing revenue from CNBC.  General advertising, which represented about 43.1% of total U.S. Journal linage, decreased 5.1%, reflecting decreases in professional services, travel and pharmaceutical advertising, partially offset by higher auto advertising.  Technology advertising, which represented 14.2% of total U.S. Journal linage, decreased 18.1% in the quarter, due to continued softness in nearly all technology categories except for personal computer and office products advertising.  Financial advertising, which represented 16% of total U.S. Journal linage, decreased 14.5% as declines in wholesale and retail brokerage advertising more than offset the increase in tombstone advertising.  Classified and other advertising linage, which represented 26.7% of total U.S. Journal linage, increased 5.6%.  Color advertising revenue, which sells at a 28% premium, increased 11.1%.

Circulation and other revenue for the U.S. print publications decreased $0.6 million, or 0.9%, to $65.5 million.  Average circulation for the second quarter of 2005 for The Wall Street Journal was 1,776,000 compared with circulation of 1,761,000 in the second quarter of 2004.  Barron’s average circulation was 294,000 in the quarter, a decrease of 1% from 297,000 in the second quarter 2004.

International print publication revenues decreased $2 million, or 9% to $20.1 million.  Advertising revenue was down $1.7 million, or 11.8%, primarily as a result of lower revenues from FEER due to the repositioning that occurred during the fourth quarter of 2004 and lower advertising volume at the international Journal editions.  International print circulation and other revenues decreased $0.3 million, or 4.2%, to $7.8 million on lower revenue from FEER and lower average subscription rates at the international editions.  Combined average circulation for the international Journals was 185,000 in the second quarter of 2005 compared with 180,000 in the second quarter of 2004.

Expenses

Print publishing expenses in the quarter decreased $8.2 million, or 3.5%, to $228.3 million, as a result of certain cost reductions, including reductions from the repositioning of FEER, as well as lower compensation and depreciation expense.  Partially offsetting the cost reductions were higher marketing costs and other costs related to the up-coming launch of the Weekend Edition of the Journal and a 6.2% increase in newsprint costs, reflecting an 8.3% increase in newsprint prices partially offset by a 1.9% decline in consumption.  The number of full-time employees in the print publishing segment decreased 6% as compared to June 30, 2004.

Operating Income

Print publishing’s second quarter 2005 operating income was $7.2 million (3.1% of revenues) compared to income of $17.3 million (6.8% of revenues) in the second quarter of 2004, as profits in the U.S. were partially offset by international losses.

Six months ended June 30, 2005 compared to six months ended June 30, 2004:

(dollars in thousands)			% Increase/
	2005	2004	(Decrease)
Revenues
U.S. publications:
Advertising	$285,501	$316,717	(9.9)%
Circulation and other	129,782	132,057	(1.7)
Total for U.S. publications	415,283	448,774	(7.5)

International publications:
Advertising	22,137	25,916	(14.6)
Circulation and other	14,796	16,646	(11.1)
Total for international publications	36,933	42,562	(13.2)

Total revenue	452,216	491,336	(8.0)

Operating expenses	452,046	469,423	(3.7)

Operating income	$170	$21,913	(99.2)

Operating margin	-%	4.5%

Included in expenses:
Depreciation and amortization	$28,590	$34,542	(17.2)

Statistical information:
Advertising volume increase/(decrease):
The Wall Street Journal:
General	(2.1)%	5.5%
Technology	(19.1)	(19.8)
Financial	(19.9)	24.5
Classified	3.7	9.2
Total U.S. Journal	(7.1)	4.7

The Asian Wall Street Journal	(4.0)	6.3
The Wall Street Journal Europe	(12.0)	10.9
Barron’s	(10.6)	21.5

Revenues

Print publishing revenue for the first six months of 2005 decreased $39.1 million, or 8%, to $452.2 million, which is primarily the result of softness in B2B advertising both in the U.S. and internationally.

Advertising revenue in the U.S. decreased $31.2 million, or 9.9%, to $285.5 million, reflecting lower television revenue and a 7.1% decline in advertising linage at The Wall Street Journal, somewhat offset by improved advertising yield.  General advertising, which represented about 41.6% of total U.S. Journal linage, decreased 2.1% as declines in advertising for insurance, professional services, auto and travel exceeded the increases in advertising in the pharmaceuticals and luxury categories.  Continued softness in nearly all technology advertising categories, except for personal computer and office products, led to a 19.1% decrease year to date in technology advertising, which represented 14.6% of total U.S. Journal linage.  Financial advertising, which represented 17.3% of total U.S. Journal linage, decreased 19.9% reflecting declines in nearly all categories.  Classified and other advertising linage, which represented 26.5% of total U.S. Journal linage, increased 3.7%.  Circulation and other revenue for the U.S. print publications decreased $2.3 million, or 1.7%, to $129.8 million.

Revenues year to date for international print publications decreased $5.6 million, or 13%, to $36.9 million.  The largest component of this change was the decrease in advertising revenue of $3.8 million, or 14.6%.  This was driven by lower revenues from FEER, which was repositioned during the fourth quarter of 2004, and lower advertising volume at the international editions of the Journal.  Circulation and other revenue for the international print publications decreased $1.9 million, or 11.1%, to $14.8 million.

Expenses

For the first six months of 2005, print publishing expenses decreased $17.4 million, or 3.7%, to $452 million.  This reflects certain cost reductions, including reductions from the repositioning of FEER, as well as less compensation and depreciation expenses.  These expense reductions were partially offset by higher marketing costs and other costs related to the up-coming launch of the Weekend Edition of the Journal and a 3.7% increase in newsprint costs, which was driven by a 9.5% increase in newsprint prices, less a decline in consumption of 5.3%.

Operating Income

For the first half of 2005, operating income for print publishing was $0.2 million compared to $21.9 million (4.5% of revenues) in the first half of 2004, as losses internationally partially offset the profits in the U.S.

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

On January 21, 2005, the Company completed the acquisition of MarketWatch for a purchase price of approximately $538 million, including certain transaction costs.  The Company is integrating MarketWatch into the Consumer Electronic Publishing business.  On April 2, 2004, the Company acquired the remaining interest in the news operations of Vereinigte Wirtschaftsdienste GmbH (VWD), a German newswires business, for $12.1 million.  The acquired business consists of financial newswires and business newsletters, which have been combined into the Company’s Dow Jones Newswires business, under the brand name Dow Jones-VWD News.  The Company was a minority shareholder in VWD.  On March 19, 2004, the Company purchased Alternative Investor, a provider of newsletters, databases and industry conferences for the venture capital and private equity markets for $85 million.  Alternative Investor was integrated with the Company’s newsletters division and the recently acquired Technologic Partners business.

Quarter ended June 30, 2005 compared to quarter ended June 30, 2004:

(dollars in thousands)			% Increase/
	2005	2004	(Decrease)
Revenues:
Dow Jones Newswires:
North America	$50,282	$48,945	2.7%
International	16,730	14,616	14.5
Total Dow Jones Newswires	67,012	63,561	5.4

Consumer Electronic Publishing	44,131	19,893	121.8
Dow Jones Indexes/Ventures	17,280	12,760	35.4
Total revenue	128,423	96,214	33.5

Operating expenses	99,038	73,267	35.2

Operating income	$29,385	$22,947	28.1

Operating margin	22.9%	23.8%

Included in expenses:
Depreciation and amortization	$9,538	$6,950	37.2

Statistical information:
Dow Jones Newswires terminals	286,000	291,000
WSJ.com subscribers	744,000	684,000

Revenues

Electronic publishing revenues increased $32.2 million, or 33.5%, to $128.4 million, driven by acquisitions and strong organic revenue growth at all electronic businesses.

Dow Jones Newswires revenue increased $3.5 million, or 5.4%, to $67 million.  Revenues in North America and internationally increased $1.3 million and $2.1 million, respectively.  English-language terminals carrying Dow Jones Newswires at June 30, 2005 were 286,000 compared with 291,000 at June 30, 2004.  International terminals decreased by 5,000 while terminals in North America were flat as compared to last year.

Consumer Electronic Publishing revenue increased $24.2 million, or 121.8%, to $44.1 million reflecting the MarketWatch acquisition and strong organic growth at WSJ.com.  On a pro forma basis, including MarketWatch revenues in the respective periods prior to the Company’s acquisition in January 2005, Consumer Electronic Publishing revenues grew 10%, reflecting growth in advertising and subscriber revenue.  At June 30, 2005, the number of WSJ.com subscribers increased 8.8% to 744,000 from 684,000 a year earlier.  Including MarketWatch, total unduplicated unique visitors to the Company’s online network averaged 8.7 million a month in the second quarter 2005.  Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes and reprints/permissions businesses, increased $4.5 million, or 35.4%, to $17.3 million.

Expenses

Electronic publishing expenses were up $25.8 million, or 35.2%, to $99 million resulting from incremental expenses from the aforementioned acquisitions, which accounted for the majority of the increase, with the remainder of the increase primarily from higher compensation, facilities and marketing costs.   The number of full-time employees in the electronic publishing segment was up 20% from a year ago mainly due to acquisitions.

Operating Income

Electronic publishing’s operating income was $29.4 million (22.9% of revenues), an improvement of $6.4 million, or 28.1%, over second quarter 2004 operating income of $22.9 million (23.8% of revenues), driven by increased profits at Consumer Electronic Publishing and Dow Jones Indexes/Ventures.

Six months ended June 30, 2005 compared to six months ended June 30, 2004:

(dollars in thousands)	2005	2004	% Increase/ (Decrease)
Revenues:
Dow Jones Newswires:
North America	$99,146	$93,348	6.2%
International	32,863	25,413	29.3
Total Dow Jones Newswires	132,009	118,761	11.2

Consumer Electronic Publishing	80,471	38,062	111.4
Dow Jones Indexes/Ventures	33,122	25,760	28.6
Total revenue	245,602	182,583	34.5

Operating expenses	194,754	141,123	38.0

Operating income	$50,848	$41,460	22.6

Operating margin	20.7%	22.7%

Included in expenses:
Depreciation and amortization	$18,775	$13,610	38.0

Revenues

Electronic publishing revenues for the first six months of 2005 increased $63 million, or 34.5%, to $245.6 million, driven by acquisitions and strong organic revenue growth at all electronic publishing businesses.

Dow Jones Newswires revenue increased $13.2 million, or 11.2%, to $132 million, largely reflecting the effect of acquisitions as well as 3% organic growth.  Revenues in North America and internationally increased $5.8 million and $7.5 million, respectively.   Consumer Electronic Publishing revenue increased $42.4 million, or 111.4%, to $80.5 million, reflecting the MarketWatch acquisition and strong organic growth at WSJ.com.  On a pro forma basis, including MarketWatch revenues in the respective periods prior to the Company’s acquisition in January 2005, Consumer Electronic Publishing revenues grew 11%, reflecting growth in advertising and subscriber revenue.  Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes and reprints/permissions businesses, increased $7.4 million, or 28.6%, to $33.1 million.

Expenses

Electronic publishing expenses increased $53.6 million, or 38%, to $194.8 million resulting from incremental expenses from acquisitions which accounted for the majority of the increase, with the remainder of the increase primarily from higher compensation, facilities and marketing costs.

Operating Income

Electronic publishing’s operating income was $50.8 million (20.7% of revenues), an improvement of $9.4 million, or 22.6%, over last year’s operating income of $41.5 million (22.7% of revenues), driven by acquisitions and strong organic revenue growth.

Community Newspapers

Community newspapers includes the operations of Ottaway Newspapers, which publishes 15 daily newspapers and over 30 weekly newspapers and “shoppers” in nine states in the U.S.  In the quarter, community newspapers comprised roughly 20% of the Company’s revenues.

Quarter ended June 30, 2005 compared to quarter ended June 30, 2004:

(dollars in thousands)			% Increase/
	2005	2004	(Decrease)
Revenues
Advertising	$68,742	$66,317	3.7%
Circulation and other	21,548	21,498	0.2
Total revenue	90,290	87,815	2.8

Operating expenses	67,687	62,654	8.0

Operating income	$22,603	$25,161	(10.2)

Operating margin	25.0%	28.7%

Included in expenses:
Depreciation and amortization	$3,080	$2,839	8.5

Statistical information:
Advertising volume increase/(decrease):

Daily	0.8%	3.8%
Non-daily	(3.9)	13.2
Overall	(0.1)	5.5

Revenues

Community newspapers revenue was up $2.5 million, or 2.8%, to $90.3 million, driven by a $2.4 million, or 3.7%, increase in advertising revenue as increased advertising rates and preprint revenue exceeded the modest decline in overall linage.  The linage results were hampered by weak auto advertising, which more than offset the gains in real estate and help wanted classified advertising.  Circulation and other revenue was almost flat as compared to last year.  Average daily circulation was 432,000 in the second quarter of 2005 compared with 437,000 in 2004.

Expenses

Community newspapers expenses increased $5 million, or 8%, to $67.7 million as a result of higher compensation, newsprint and marketing expenses.  Expenses in 2005 also included increased costs from an investment in a new Ottaway-wide internet initiative and content management system, which the Company expects will contribute to increased online revenue and profit in the future.  Newsprint expense increased 10.7% as a result of a 6.6% increase in newsprint prices and a 3.8% increase in consumption for the quarter.

Operating Income

Operating income in the second quarter of 2005 was $22.6 million (25% of revenues) compared with income last year of $25.2 million (28.7% of revenues).

Six months ended June 30, 2005 compared to six months ended June 30, 2004:

(dollars in thousands)			% Increase/
	2005	2004	(Decrease)
Revenues
Advertising	$126,690	$123,185	2.8%
Circulation and other	41,762	42,307	(1.3)
Total revenue	168,452	165,492	1.8

Operating expenses	132,519	123,359	7.4

Operating income	$35,933	$42,133	(14.7)

Operating margin	21.3%	25.5%

Included in expenses:
Depreciation and amortization	$6,020	$5,818	3.5

Statistical information:
Advertising volume increase/(decrease):

Daily	(0.3)%	3.2%
Non-daily	(5.2)	13.2
Overall	(1.2)	4.9

Revenues

Community newspapers revenue was up $3 million, or 1.8%, to $168.5 million.  Advertising revenue was up $3.5 million, or 2.8%, to $126.7 million, as increased advertising rates and preprint revenue exceeded the 1.2% overall linage decline.  The linage decline reflected weak auto advertising, partially offset by gains in real estate and help wanted classified advertising.  Circulation and other revenue declined $0.5 million, or 1.3%, to $41.8 million on a modest decline in the circulation.

Expenses

Community newspapers expenses for the first six months of 2005 increased $9.2 million, or 7.4%, to $132.5 million as a result of higher compensation, newsprint and marketing expenses.  Expenses in 2005 also included increased costs from an investment in a new Ottaway-wide internet initiative and content management system, which the Company expects will contribute to increased online revenue and profit in the future.  Newsprint expense increased 7.7% as a result of a 7.1% increase in newsprint prices and a 0.6% increase in consumption.

Operating Income

Operating income for the first six months of 2005 was $35.9 million (21.3% of revenues) compared with income last year of $42.1 million (25.5% of revenues).

Certain Items Affecting Comparisons

The following tables summarize certain items affecting comparisons for the three and six months ended June 30, 2005 and 2004:

	Quarters Ended June 30
(in millions, except	2005			2004
per share amounts)	Operating	Net	EPS	Operating	Net	EPS

Included in operating income:
Restructuring charges (a)	$(11.4)	$(6.9)	$(.08)
Included in non-operating income:
Contract guarantee (b)		(1.1)	(.01)		$(1.8)	$(.02)
Gain on disposition of
investments (c)		17.7	.21		1.8	.02
Write-down of equity investments (d)		(36.7)	(.44)
Total	$(11.4)	$(27.0)	$(.33 )*	$-	$-	$-

	Six Months Ended June 30
(in millions, except	2005			2004
per share amounts)	Operating	Net	EPS	Operating	Net	EPS

Included in operating income:
Restructuring charges (a)	$(11.4)	$(6.9)	$(.08)	$2.8	$1.7	$.02
Included in non-operating income:
Contract guarantee (b)		(2.4)	(.03)		(3.8)	(.04)
Gain on disposition of
investments (c)		17.7	.21		1.8	.02
Write-down of equity investments (d)		(36.7)	(.44)
Total	$(11.4)	$(28.3)	$(.34)	$2.8	$(0.3)	$-

*The sum of the individual amounts does not equal total due to rounding.

(a) Restructuring charges:

2005:

In the second quarter of 2005, the Company recorded a restructuring charge of $11.4 million ($6.9 million, net of taxes) primarily reflecting employee severance related to a workforce reduction of about 120 full-time employees.  Most of the charge relates to the Company’s efforts to reposition its international print and online operations but also includes headcount reductions at other parts of the business.  The bulk of the cash payments under this restructuring charge are expected to be paid over the next 12 months.

2004:

In the fourth quarter 2001, the Company recorded a charge of $32.2 million as a result of its decision to permanently re-deploy certain personnel and abandon four of seven floors that were leased at its World Financial Center headquarters.  This charge primarily reflected the Company’s rent obligation through May 2005 on this vacated space.

In the first quarter 2004, the Company renewed its lease at the World Financial Center, including extending the term of one of the floors that was previously abandoned.  The Company reoccupied this floor with personnel from another of its New York locations, whose lease term was expiring.  As a result, the Company reversed $2.8 million ($1.7 million, net of taxes) of the remaining lease obligation reserve for the previously abandoned floor at WFC.

(b) Contract guarantee:

Under the terms of the Company's 1998 sale of Telerate to Bridge Information Systems (Bridge), the Company retained its guarantee of payments under certain circumstances of certain minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC).  The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions.  Bridge agreed to indemnify the Company for any liability the Company incurred under the contract guarantee with respect to periods subsequent to Bridge's purchase of Telerate.  In 2000, based in part on uncertainty with Bridge's solvency as well as other factors, the Company established a reserve of $255 million representing the present value of the total estimated minimum annual payments of about $300 million from 2001 through October 2006, using a discount rate of 6%.  Bridge filed for bankruptcy in February 2001, but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC.  The Company is now in litigation with Cantor and MDC with respect to their claims for amounts due under the contract guarantee.

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

The second quarter of 2005 and 2004 included charges related to the accretion of the discount on the reserve balance of $1.1 million and $1.8 million, respectively.  These charges totaled $2.4 million and $3.8 million in the first half of 2005 and 2004, respectively.

(c) Gain on disposition of investments:

2005:

In April 2005, the Company concluded the sale of its 39.9% minority interest in F.F. Soucy Inc., a Canadian newsprint mill, to its majority owner, Brant-Allen Industries, Inc.  The sale price of $40 million in cash generated approximately $38 million in after-tax proceeds, which were used to reduce the Company’s commercial paper borrowings.  The Company recorded a gain of $9.6 million ($9.4 million, net of taxes) in the second quarter.

During the second quarter of 2005, the Company and the von Holtzbrinck Group completed its exchange of cross shareholdings.  In exchange for the Company’s 10% interest in Handelsblatt, the Company received the remaining 10% minority interest in The Wall Street Journal Europe that it did not already own; an 11.5% increase in its interest in a Czech Republic business periodical, effectively increasing the Company’s interest to 23%; and, $6 million in cash.  The transaction was accounted for at fair value and the Company recorded a gain of $13.2 million ($8.3 million, net of taxes) in connection with the disposal of its interest in Handelsblatt.

2004:

On April 2, 2004, simultaneous with the Company’s acquisition of the remaining interest in the news operations of Vereinigte Wirtschaftsdienste GmbH (VWD), VWD sold its non-news assets to a third party, resulting in cash proceeds to the Company of $6.7 million.  As a result of this sale, the Company recorded a gain of $3.3 million ($1.8 million, net of taxes) in the second quarter of 2004

(d) Write-down of equity investments:

In July 2005, the Company and NBC Universal agreed to transfer the Company’s 50% interests in both CNBC Europe and CNBC Asia (collectively CNBC International), as well as its 25% interest in CNBC World, to NBC Universal as of December 31, 2005 for nominal consideration, subject to any necessary regulatory or legal approvals.  The transfer of the Company’s interest in CNBC Asia also requires the mutually satisfactory resolution of certain structural matters which are expected to be completed prior to December 31, 2005.

Under the agreement, the Company will fund CNBC International for the remainder of 2005, up to approximately $6 million, irrespective of the operating performance of the ventures, and through 2006 the Company will continue to provide access to news resources and other services to CNBC International, nonexclusively.  There are no plans to alter the licensing relationship in the U.S. between the Company and CNBC.

As of June 30, 2005, in connection with the binding agreement reached with NBC Universal, the Company determined that an other-than-temporary decline in the value of its investments in CNBC International and CNBC World had occurred and, as a result, the Company recorded a charge of $35.9 million ($36.7 million, including taxes) in the second quarter of 2005, largely reflecting the write-down of the investments’ carrying value ($32 million), with the remainder primarily reflecting the additional firmly committed cash payment for which there is no future economic benefit to the Company.

Non-operating Loss

Interest Expense, Net of Investment Income

Interest expense, net increased by $4.1 million to $4.7 million for the second quarter of 2005, reflecting financing costs associated with the acquisition of MarketWatch.  Debt outstanding at June 30, 2005 totaled $517.1 million, compared with debt of $145.8 million at December 31, 2004 and $214.7 million at June 30, 2004.

Equity in Earnings of Associated Companies

In the second quarter of 2005, the Company’s share of equity in earnings of associated companies decreased $0.3 million to $1.8 million, as compared to 2004’s second quarter income of $2.1 million.  During the quarter, improved results at STOXX and CNBC International were more than offset by a decline at Factiva and the exclusion of F.F. Soucy, sold in April of 2005.  For the first six months of 2005, the Company’s share of equity in earnings of associated companies increased $1.2 million, as compared to the first six months of 2004, to $2.6 million, reflecting improved results at STOXX and CNBC International partially offset by declines at Factiva and FF Soucy.

Income Taxes

The following table presents the effective income tax rates, net of minority interests, for the quarters and six months ended June 30, 2005 and 2004:

	Quarters Ended		Six Months Ended
	2005	2004	2005	2004
Effective income tax rate	96.0%	42.3%	74.5%	42.0%
Effective income tax rate, excluding	40.3%	40.9%	39.7%	40.1%
items identified in table below

The effective tax rates were affected by certain transactions, which are detailed below.

	Quarters Ended June 30
(dollars in millions)	2005			2004
	Income Taxes	Pretax Income	Effective Tax Rate (2)	Income Taxes	Pretax Income		Effective Tax Rate (2)

Reported (1)	$20.5	$21.4	96.0%	$25.0	$59.0		42.3%
Adjusted to remove:
Restructuring charges	(4.4)	(11.4)
Contract guarantee		(1.1)			(1.8)
Gain on disposition of
investments	5.2	22.9		1.4	3.3
Write-down of equity investments	0.8	(35.9)
Adjusted	$18.9	$46.9	40.3%	$23.6	$57.6	*	40.9%

	Six Months Ended June 30
(dollars in millions)	2005			2004
	Income Taxes	Pretax Income	Effective Tax Rate (2)	Income Taxes	Pretax Income		Effective Tax Rate (2)

Reported (1)	$26.4	$35.4	74.5%	$37.5	$89.3		42.0%
Adjusted to remove:
Restructuring charges	(4.4)	(11.4)		1.1	2.8
Contract guarantee		(2.4)			(3.8)
Gain on disposition of
investments	5.2	22.9		1.4	3.3
Write-down of equity investments	0.8	(35.9)
Adjusted	$24.8	$62.2	39.7%	$35.0	$87.1	*	40.1%

(1) Net of minority interests.
(2) The product of the individual amounts does not equal calculated rate due to rounding.

*The sum of the individual amounts does not equal total due to rounding.

Capital Loss Carryforwards

As of June 30, 2005, the Company had a capital loss carryforward remaining of about $436 million (a deferred tax asset of about $166 million which is fully reserved against).  About $119 million of this loss carryforward is recognized for tax purposes and expires in 2006.  The remaining $317 million of this carryforward, which primarily relates to the Cantor contract guarantee obligation, will be recognized for tax purposes only to the extent, if any, that the Company is required to make payment.  If the Company is required to make any such payment, the resulting loss carryforward will be available for use five years from the year it is recognized.

Liquidity and Capital Resources

Overview

The primary source of the Company’s liquidity is cash flow from operating activities.  The key component of operating cash inflow is cash receipts from advertising customers and subscribers to print and information services.  Operating cash outflows include payments to vendors for raw materials, services and supplies, payments to employees, and payments of interest and income taxes.  Certain employee compensation such as bonuses and payments to the Company’s defined contribution pension plan are paid annually in the first quarter of the year.  The Company expects its cash balance and cash provided from operations to be sufficient to meet its normal recurring operating commitments, fund capital expenditures and pay dividends.

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

As of June 30, 2005, the balance of the reserve for the contract guarantee was $263.1 million.  The Company has classified $250.9 million of this reserve as current based on the original due dates of the contract.  Due to the stage of the lawsuit at June 30, 2005, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced.  Accordingly, the Company believes the balance of the reserve continues to be appropriate.  In the event there is an adverse judgment against the Company it would likely be appealed.  If any significant amounts are ultimately considered due, they would likely be financed through the issuance of additional debt.

The Company’s liquidity requirements may be funded, if necessary, through the issuance of commercial paper, bank loans or debt securities.  The Company’s commercial paper program is supported by multiyear revolving credit facilities with several banks.  As of June 30, 2005, the Company could borrow up to $440 million, $140 million through June 24, 2006 and $300 million through June 24, 2009 under its multiyear revolving credit agreements with several banks.  It is currently the Company’s intent to manage its commercial paper borrowings as short-term obligations.

Cash Flow Summary

For the Six Months Ended June 30, 2005 and 2004:

(in millions)	2005	2004
Net cash provided by operating activities	$72.0	$99.8
Net cash used in investing activities	(423.3)	(121.0)
Net cash provided by financing activities	346.9	21.9
Effect of currency exchange rate changes on cash	1.6	1.0

(Decrease) increase in cash and cash equivalents	(2.8)	1.7
Cash and cash equivalents at beginning of year	17.2	23.5

Cash and cash equivalents at June 30	$14.5 *	$25.1	*

*The sum of the individual amounts does not equal total due to rounding.

Operating Activities

Cash provided by operating activities for the first six months of 2005 was $72 million, which was down $27.8 million from net cash provided by operations in the same period last year.  The decline was primarily the result of decreased operating income and higher interest paid.

Investing Activities

Net cash used in investing activities was $423.3 million in the first six months of 2005, primarily as a result of the January 21, 2005 acquisition of MarketWatch.  Net cash used in investing activities totaled $121 million in the first half of 2004, primarily reflecting the acquisition of Alternative Investor and capital expenditures of $31.2 million.

Financing Activities

Net cash provided by financing activities for the first six months of 2005 was $346.9 million, reflecting an increase in commercial paper borrowings of $245.5 million and the issuance of $225 million three-year fixed rate bonds, principally related to the acquisition of MarketWatch.  Cash outlays in the first six months of 2005 included the payment of $41.2 million in dividends to shareholders.  Net cash provided by financing activities for the first six months of 2004 was $21.9 million, reflecting a net increase in debt of $61.6 million, principally related to the acquisition of Alternative Investor.  Cash outlays in the first six months of 2004 included the payment of $40.9 million in dividends to shareholders.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated: including the cyclical nature of the Company's business and the strong, negative impact of economic downturns on advertising revenues, particularly in the Company's core advertising market-B2B advertising; the risk that inconsistent trends across major advertising categories, such as technology and finance, will continue and that B2B advertising levels, particularly in technology and finance, may or may not return to historical levels; the Company's ability to expand and diversify the Journal's market segment focus beyond finance and technology; the Company's ability to limit and manage expense growth, especially in light of its prior cost cutting and its planned growth initiatives such as the new Weekend Edition; intense competition for ad revenues and readers the Company’s products and services face; the impact on the future circulation of the Journal and community newspapers that may be caused by the declining frequency of regular newspaper buying by young people; the Company's ability to successfully integrate the MarketWatch business into its existing business units, and to achieve production and operational efficiencies and synergies in doing so; with respect to our new Weekend Edition, the risks that it may not generate anticipated advertising revenues, resulting in greater losses than expected in its first two years of operation, and that it may draw advertising away from the Company’s other consumer advertising sections; with respect to Newswires and other subscription-based products and services, the negative impact of business consolidations and layoffs in the financial services industry on sales; the uncertainties relating to the Company's guarantee to Cantor Fitzgerald Securities and Market Data Corporation; and such other risk factors as may be included from time to time in the Company's reports filed with the Securities and Exchange Commission and posted in the Investor Relations section of the Company's web site (www.dowjones.com).   The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

As of June 3 0 , 2005 and December 31, 2004 the Company had foreign currency forward exchange contracts , designated as cash flow hedges, covering approximately $ 20.6 million and $42.6 million of notional amount of currency, respectively. The fair value of the contracts for the six months ended June 30 , 2005 and the year ended 2004 was a n unrealized loss of $1.6 million and an unrealized gain of $ 0.3 million, respectively.

Interest Rate Risk

The Company’s commercial paper outstanding of $292.2 million at June 30, 2005 is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates.  At June 30, 2005, interest rates outstanding ranged from 2.935% to 3.375%, with a weighted-average of 3.13%.  At June 30, 2005 the Company had $224.9 million of fixed rate bonds outstanding, which mature in February 2008.  A change in the market interest rate impacts the fair value of the instrument but has no impact on earnings or cash flows.

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

Changes in Internal Controls over Financial Reporting

As a result of the Company’s acquisition of MarketWatch, Inc. (MarketWatch) in the first quarter of 2005, the Company has expanded its internal controls over financial reporting to include consolidation of the MarketWatch results of operations.  These controls will be incorporated into the Company’s Section 404 assessment for 2005.  There were no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three-month period ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 1998 the Company’s Board of Directors authorized the repurchase of $800 million of the Company’s common stock and in September 2000 authorized the repurchase of an additional $500 million of the Company’s common stock.  As of June 30, 2005, approximately $326.4 million remained under board authorization for share repurchases.  The Company has not repurchased any shares of its common stock since the first quarter of 2003.

Item 6.	Exhibits

Exhibit Number	Document
3.1	The Restated Certificate of Incorporation of the Company, as amended and restated as of April 20, 2005.

3.2	The Restated Bylaws of the Company, as amended and restated as of April 20, 2005.

10.1	Form of Dow Jones & Company, Inc. Non-Qualified Stock Option Agreement.

10.2	Form of Dow Jones & Company, Inc. Contingent Stock Right Agreement.

10.3	Form of Dow Jones & Company, Inc. Restricted Stock Unit Award Agreement.

31.1	Certifications by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOW JONES & COMPANY, INC.
(Registrant)

Date:	August 1, 2005	By:	/s/ Robert Perrine
Robert Perrine
Chief Accounting Officer and Controller