Form 10-Q
period 2005-09-30
DOW JONES & CO INC
filed 2005-11-09
CIK 29924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [x] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [x] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [x]

The number of shares outstanding of each of the issuer’s classes of common stock on September 30, 2005: 62,642,847 shares of Common Stock and 20,453,914 shares of Class B Common Stock.

DOW JONES & COMPANY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

 INDEX

		Page No.
PART I - Financial Information (unaudited)

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income –
	For the quarters and nine months ended September 30, 2005 and 2004	3

	Condensed Consolidated Statements of Cash Flows –
	For the nine months ended September 30, 2005 and 2004	4

	Condensed Consolidated Balance Sheets –
	As of September 30, 2005 and December 31, 2004	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls & Procedures	35

PART II - Other Information

Item 1.	Legal Proceedings	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	37

	Signature	38

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Dow Jones & Company, Inc.

(unaudited)

(in thousands, except per share amounts)	Quarters Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenues:
Advertising	$219,975	$212,148	$687,595	$694,683
Information services	103,505	84,906	305,564	242,251
Circulation and other	97,756	97,838	294,347	297,369

Total revenues	421,236	394,892	1,287,506	1,234,303

Expenses:
News, production and technology	140,466	134,056	416,893	386,665
Selling, administrative and general	160,516	140,012	479,830	434,026
Newsprint	30,596	28,382	89,883	84,960
Print delivery costs	46,682	46,416	137,232	141,285
Depreciation and amortization	27,139	25,598	80,599	79,651
Restructuring	-	-	11,367	(2,761)

Total operating expenses	405,399	374,464	1,215,804	1,123,826

Operating income	15,837	20,428	71,702	110,477

Other income (expense):
Investment income	87	76	572	332
Interest expense	(4,971)	(964)	(13,883)	(2,412)
Equity in earnings (losses) of associated companies	4,785	(13)	7,351	1,386
Write-down of equity investments	-	-	(35,865)	-
Gain on disposition of investments	-	-	22,862	3,260
Contract guarantee	(932)	(1,651)	(3,348)	(5,455)
Other, net	(9)	759	844	(506)

Income before income taxes and minority interests	14,797	18,635	50,235	107,082
Income taxes	4,624	7,209	31,021	44,694

Income before minority interests	10,173	11,426	19,214	62,388
Minority interests in losses of subsidiaries	-	641	-	1,536

Net income	$10,173	$12,067	$19,214	$63,924

Net income per share:
Basic	$.12	$.15	$.23	$.78
Diluted	.12	.15	.23	.78

Cash dividends declared per share (Note 6)	.25	.25	1.00	1.00

Weighted-average shares outstanding:
Basic	82,987	81,918	82,639	81,825
Diluted	83,402	82,295	83,108	82,239

Comprehensive income (Note 13)	$8,842	$11,871	$13,979	$63,154

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dow Jones & Company, Inc.

(unaudited)

(in thousands)	For the Nine Months Ended September 30
	2005	2004
Cash Flows from Operating Activities:
Net income	$19,214	$63,924
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	71,838	76,126
Amortization of intangibles	8,761	3,525
Equity in earnings of associated companies, net of distributions	7,079	8,015
Minority interests in losses of subsidiaries	-	(1,536)
Gain on disposition of investments	(22,862)	(3,260)
Write-down of equity investments	35,865	-
Contract guarantee	3,348	5,455
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	5,068	(1,541)
Other assets	248	(12,435)
Accounts payable and accrued liabilities	(47,269)	(15,859)
Income taxes	12,884	23,322
Deferred taxes	919	(2,919)
Unearned revenue	(3,577)	(6,238)
Deferred compensation and other noncurrent liabilities	14,626	10,290
Other, net	3,680	599

Net cash provided by operating activities	109,822	147,468

Cash Flows from Investing Activities:
Additions to plant, property and equipment	(37,931)	(45,250)
Funding to investees	(7,352)	(20,770)
Advances (to) from equity investees	(1,712)	10,570
Proceeds from disposition of investments	47,544	6,514
Businesses acquired, net of cash received	(438,122)	(93,200)
Other, net	(587)	3,762

Net cash used in investing activities	(438,160)	(138,374)

Cash Flows from Financing Activities:
Cash dividends	(61,907)	(61,347)
Proceeds from issuance of bonds	224,899	-
Repayment of commercial paper borrowings	(105,570)	(61,870)
Increase in commercial paper borrowings	245,527	105,313
Bond issuance costs	(1,468)	-
Book overdraft	-	(1,437)
Contribution from minority partner	2,193	-
Proceeds from sales under stock compensation plans	23,018	8,310

Net cash provided by (used in) financing activities	326,692	(11,031)

Effect of currency exchange rate changes on cash	2,094	(571)

Increase (decrease) in cash and cash equivalents	448	(2,508)
Cash and cash equivalents at beginning of year	17,237	23,514

Cash and cash equivalents at September 30	$17,685	$21,006

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Dow Jones & Company, Inc.

(unaudited)

(in thousands)	September 30 2005	December 31 2004
Assets:
Current Assets:
Cash and cash equivalents	$17,685	$17,237
Accounts receivable – trade, net	176,541	168,497
Accounts receivable – other	24,441	23,282
Newsprint inventory	9,864	9,402
Prepaid expenses	22,482	22,471
Deferred income taxes	13,092	13,025
Total current assets	264,105	253,914

Investments in associated companies, at equity	23,434	88,911
Other investments	8,347	14,302

Plant, property and equipment, at cost	1,731,469	1,722,847
Less, accumulated depreciation	1,101,423	1,062,823
Plant, property and equipment, net	630,046	660,024

Goodwill	660,896	245,558
Other intangible assets, net	139,027	88,887
Deferred income taxes	33,664	13,755
Other assets	17,959	14,852
Total assets	$1,777,478	$1,380,203

Liabilities:
Current Liabilities:
Accounts payable – trade	$63,496	$68,191
Accrued wages, salaries and commissions	70,210	75,926
Retirement plan contributions payable	19,484	24,350
Other payables	74,232	59,947
Dividends payable	20,774	-
Contract guarantee obligation	261,240	219,257
Income taxes	50,807	43,211
Unearned revenue	219,453	215,638
Short-term debt	285,800	9,998
Total current liabilities	1,065,496	716,518

Long-term debt	224,920	135,845
Deferred compensation, principally postretirement benefit obligation	324,530	312,925
Contract guarantee obligation	2,767	41,402
Other noncurrent liabilities	20,200	19,140
Total liabilities	1,637,913	1,225,830

Minority interests in subsidiaries	-	3,830

Stockholders’ Equity:
Common stock	102,181	102,181
Additional paid-in capital	140,345	124,082
Retained earnings	775,979	839,446
Accumulated other comprehensive loss, net of taxes	(7,175)	(1,940)

Less, treasury stock, at cost	871,765	913,226
Total stockholders’ equity	139,565	150,543
Total liabilities and stockholders’ equity	$1,777,478	$1,380,203

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dow Jones & Company, Inc.

(unaudited)

1.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2005, and the consolidated results of operations for the three and nine month periods ended September 30, 2005 and 2004 and consolidated cash flows for the nine month periods then ended.  All adjustments reflected in the accompanying financial statements are of a normal recurring nature.  Reclassifications of certain amounts for prior years have been recorded to conform to the current year presentation.

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

2.

Earnings Per Share

Basic and diluted earnings per share have been computed as follows:

(in thousands, except per share amounts)	Quarters Ended September 30		Nine Months Ended September 30
	2005 (2)	2004 (3)	2005 (2)	2004 (3)

Net income	$10,173	$12,067	$19,214	$63,924

Weighted-average shares outstanding – basic	82,987	81,918	82,639	81,825

Effect of dilutive securities:
Stock options	131	71	176	142
Other, principally contingent stock rights	284	306	293	272

Weighted-average shares outstanding – diluted (1)	83,402	82,295	83,108	82,239

Basic earnings per share	$.12	$.15	$.23	$.78
Diluted earnings per share	.12	.15	.23	.78

(1)

The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the quarter.

(2)

For the quarter and nine months ended September 30, 2005, options to purchase 9.1 million shares at an average price of $53.11 and 9.1 million shares at an average price of $53.26, respectively, have been excluded from the diluted earnings per share calculation because the options’ exercise prices were greater than the average market price during the quarter and nine months and to include such securities would be antidilutive.

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

3.

Stock-based Compensation Plans

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and its related interpretations.  Had the Company’s stock-based compensation been determined by the fair-value based method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows:

(in thousands, except per share amounts)	Quarters Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net income, as reported	$10,173	$12,067	$19,214	$63,924

Add: Stock-based compensation expense
included in reported net income, net of taxes	1,880	1,604	4,900	5,261

Deduct: Total stock-based compensation expense
determined under fair-value based method for
all awards, net of taxes	(2,954)	(4,819)	(7,276)	(15,132)

Adjusted net income	$9,099	$8,852	$16,838	$54,053

Basic earnings per share:
As reported	$.12	$.15	$.23	$.78
Adjusted	.11	.11	.20	.66

Diluted earnings per share:
As reported	$.12	$.15	$.23	$.78
Adjusted	.11	.11	.20	.66

The following table provides the estimated fair value, under the Black-Scholes option-pricing model, of each option granted in 2005 and 2004 and the significant weighted-average assumptions used in their determination.

Stock Options:	Fair Value	Risk-Free Interest Rate	Dividend Yield	Expected Life	Volatility

2005	$9.53	3.7%	2.4%	5.0 years	27.7%
2004	$13.45	3.0%	1.7%	5.0 years	29.0%

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R).  This statement eliminates the alternative to apply the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees.  Rather, SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized in the consolidated statements of income over the period during which an employee is required to provide services in exchange for the award, usually the vesting period.  The Company is evaluating the impact of the new standard and the method of adoption.  SFAS 123R will be effective for the Company beginning January 1, 2006.

In the fourth quarter of 2004, the Company, with approval from its Board of Directors, announced the acceleration of 2.2 million stock options, representing all unvested options granted and outstanding starting after 2002.  The Company’s decision to accelerate the vesting of certain outstanding stock option grants was made as part of a broad review of long-term incentive compensation in light of changes in market practices and upcoming accounting changes.  Other changes being implemented beyond accelerating the vesting of certain options include reducing overall equity grant levels, a change in the mix of grants, and applying a three-year "cliff" vesting schedule to future grants of stock options.

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

MarketWatch is a leading provider of business news, financial information and analytical tools and operates two award-winning Web sites: MarketWatch.com and BigCharts.com.  These free, advertising-supported sites served approximately seven million unique visitors per month with timely market news and information.  MarketWatch also operates the MarketWatch Information Services group, which is a leading licensor of market news, data, investment analysis tools and other online applications to financial services firms, media companies and corporations.  The Company has nearly fully integrated MarketWatch into the Consumer Electronic Publishing business.

The Company believes that the MarketWatch acquisition complements The Wall Street Journal Online network, which provides premium business news to about three million unique visitors per month.  By combining the traffic of The Wall Street Journal network of sites and MarketWatch, the Web sites average nearly 8.2 million unique visitors per month.  These factors contributed to a purchase price in excess of the fair market value of the net tangible and intangible assets acquired from MarketWatch, and as a result, the Company recorded goodwill in connection with this transaction.

Under the purchase method of accounting, the total purchase price is allocated to MarketWatch’s net tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition.  Based upon the purchase price and the valuation performed, the preliminary purchase price allocation, which is subject to change based on the Company’s final analysis, is as follows (in thousands):

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

Based on preliminary estimates, the step acquisition of the remaining 10% interest in The Wall Street Journal Europe resulted in a purchase price allocation to goodwill of $4.4 million and other intangibles of $1.7 million.  The other intangibles consisted of advertising accounts valued at $0.7 million and subscription accounts valued at $0.1 million.  These intangibles will be amortized on a straight-line basis over 8 years.  The remaining $0.9 million represented acquired masthead which has an indefinite life.

Disposition of F.F. Soucy

In April 2005, the Company concluded the sale of its 39.9% minority interest in F.F. Soucy Inc., a Canadian newsprint mill, to its majority owner, Brant-Allen Industries, Inc.  The sales price of $40 million resulted in a gain of $9.6 million ($9.4 million, net of taxes) in the second quarter.  As part of the sale the Company provided Brant-Allen a limited indemnification for certain income tax matters.  The Company estimated its obligation under this indemnification to be $2.2 million and recorded this amount as a contingent liability and a reduction to the gain on sale.

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

Supplemental Pro-forma Information

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of MarketWatch (acquired January 21, 2005), OsterDow Jones (acquired July 7, 2004), VWD (acquired April 2, 2004) and Alternative Investor (acquired March 19, 2004) occurred at the beginning of each period (in thousands, except per share amounts):

	Quarters Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net revenues	$421,236	$414,609	$1,291,412	$1,300,833
Net income	$10,173	$10,063	$18,943	$57,596

Net income per share – basic	$.12	$.12	$.23	$.70
Net income per share – diluted	$.12	$.12	$.23	$.70

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

6.

Cash Dividends Declared Per Share

The Company currently pays a $.25 per share dividend each quarter.  As of September 30, 2005, the Company had declared all four quarterly dividends for 2005.

7.

Goodwill and Other Intangible Assets

Goodwill balances by reportable segment were as follows:

(in thousands)	September 30 2005	December 31 2004

Print publishing	$37,840	$33,403
Electronic publishing	511,039	100,138
Community newspapers	112,017	112,017

Total goodwill	$660,896	$245,558

Other intangible assets were as follows:

	September 30, 2005			December 31, 2004
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Subscription accounts	$29,048	$9,045	$20,003	$21,004	$5,435	$15,569
Advertising accounts	20,112	4,447	15,665	13,448	2,143	11,305
Developed technology	13,211	2,446	10,765	-	-	-
Other	3,021	934	2,087	2,021	533	1,488

Total	65,392	16,872	48,520	36,473	8,111	28,362
Unamortizable intangibles	90,507	-	90,507	60,525	-	60,525

Total other intangibles	$155,899	$16,872	$139,027	$96,998	$8,111	$88,887

Amortization expense, based on intangibles subject to amortization held at September 30, 2005, is expected to be $3.1 million for the last three months of 2005, $11.7 million in 2006, $10.5 million in 2007, $7.8 million in 2008, $4.0 million in 2009 and $3.6 million in 2010.

8.

Debt

The following table summarizes the Company’s debt outstanding:

	September 30	December 31
(in thousands)	2005	2004

Commercial paper, at rates of 3.49% to 3.93%	$285,800	$145,843
3.875% Senior Notes due February 15, 2008	224,920	-
Total debt outstanding	$510,720	$145,843

Debt outstanding at September 30, 2005 was $510.7 million which consisted of 3-year bonds totaling $224.9 million and commercial paper of $285.8 million with various maturities of less than a year.  As of September 30, 2005, the Company could borrow up to $440 million, $140 million through June 24, 2006 and $300 million through June 24, 2009 under its multiyear revolving credit agreements with several banks.  It is currently the Company’s intent to manage its commercial paper borrowings as short-term obligations.

The revolving credit agreements contain restrictive covenants, including a limitation on the ratio of consolidated indebtedness to consolidated cash flow and a requirement to maintain a minimum ratio of consolidated cash flow to consolidated interest expense.  On August 29, 2005, the Company amended its 5-year credit agreement dated June 25, 2001 and its 5-year credit agreement dated June 21, 2004 to temporarily increase the leverage covenant, from 3.5x to 4.0x, for each of the two quarters ended September 30, 2005 and December 31, 2005.  At September 30, 2005, the Company was in compliance with respect to both of these restrictive covenants then in effect, with the leverage ratio equaling 3.2x at the end of the third quarter.

Borrowings may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, its certificate of deposit rate or the federal funds rate.  A quarterly fee is payable on the commitment which the Company may terminate or reduce at any time.  The quarterly fee, which is dependent on the Company’s debt rating issued by S&P and Moody's, ranges from .08% to .10%.  As of September 30, 2005 and December 31, 2004, no amounts were borrowed under the revolving credit lines.  The Company intends to extend the revolving credit agreements prior to their expiration.

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

The following table displays the activity and balances of the restructuring reserve accounts through September 30, 2005:

(in thousands)	December 31 2004 Reserve	2005 Expense	Cash Payments	September 30 2005 Reserve
Employee severance – 2005	$-	$11,367	$(3,406)	$7,961
Employee severance – 2004	7,262	-	(3,746)	3,516	*
Total	$7,262	$11,367	$(7,152)	$11,477

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

The third quarter of 2005 and 2004 included charges related to the accretion of the discount on the reserve balance of $0.9 million and $1.7 million, respectively.  These charges totaled $3.3 million and $5.5 million in the first nine months of 2005 and 2004, respectively.  The reserve balance as of September 30, 2005 is $264 million, of which $261.2 million is classified as current based on the original due dates of the contract.

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

Due to the stage of the lawsuit at September 30, 2005, it is not possible to determine whether the court will find that any obligation the Company had under the guarantee may be dismissed or reduced.  Accordingly, the Company believes the balance of the reserve continues to be appropriate.

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

The Company enters into indemnification agreements in its ordinary course of business, typically with companies from which it is acquiring or to which it is selling businesses, partners in joint ventures, licensees and licensors, and service providers and contractors.  Under these agreements the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, as a result of the Company’s activities or its breach of the agreement in question or in connection with any intellectual property infringement claim by any third party with respect to the Company's products.  These indemnification obligations generally survive termination of the underlying agreement, either for some set number of years or perpetually.  In some cases, the maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited.  Other than the $2.2 million Brant-Allen Industries indemnification discussed in Note 4, the Company believes that the estimated fair value of these indemnity obligations is minimal.  The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

The Company has guaranteed payment for office space occupied by certain of its joint ventures.  Partners of the Company in these joint ventures have either directly guaranteed their share of any payments required under these guarantees or agreed to indemnify the Company for 50% of any payments the Company may be required to make under these guarantees.  The Company’s share of this obligation totals $6.5 million through 2010.

12.

Pension and Other Postretirement Plans

The components of net periodic benefit costs were as follows:

	Quarters Ended September 30
(in thousands)	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$1,470	$1,331	$2,350	$1,767
Interest cost	2,629	2,604	3,602	3,132
Expected return on plan assets	(3,303)	(3,280)	-	-
Amortization of prior service cost	187	181	(406)	(417)
Recognized actuarial loss	445	199	594	187

Total benefit cost	$1,428	$1,035	$6,140	$4,669

	Nine Months Ended September 30
(in thousands)	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$4,320	$3,955	$7,050	$5,749
Interest cost	7,767	7,680	10,808	9,604
Expected return on plan assets	(9,865)	(9,840)	-	-
Amortization of prior service cost	553	533	(1,217)	(1,055)
Recognized actuarial loss	1,155	526	1,783	674

Total benefit cost	$3,930	$2,854	$18,424	$14,972

13.

Comprehensive Income

Comprehensive income was computed as follows:

(in thousands)	Quarters Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income	$10,173	$12,067	$19,214	$63,924
Add: change in
Adjustment for realized cumulative
translation adjustment in net income	-	-	(2,217)	-
Cumulative translation adjustment	(1,125)	56	(1,173)	384
Adjustment for realized loss (gain) on
hedging included in net income	508	7	930	(120)
Unrealized (loss) gain on hedging	(63)	26	(1,726)	(162)
Adjustment for realized gain (net of tax)
on investment in net income	126	-	126	-
Unrealized loss on investments	(777)	(285)	(1,175)	(872)

Comprehensive income	$8,842	$11,871	$13,979	$63,154

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

For both the three and nine month periods ended September 30, 2005, approximately 50% of the Company’s revenues were derived from the print publishing segment, which is largely comprised of the global editions of The Wall Street Journal.  In addition, for the same periods, the electronic publishing segment, which includes newswires, online publishing, indexes and other electronic operations, comprised approximately 30% of the Company’s revenue, while the remaining approximately 20% of total revenues were contributed from the general-interest community newspapers segment.

Management evaluates the performance of its segments exclusive of restructuring charges.  See Note 9 for a further discussion of these items.

The Company’s operations by reportable business segment were as follows:

(in thousands)	Quarters Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenues (1):
Print publishing	$204,424	$209,604	$656,640	$700,940
Electronic publishing	127,054	97,644	372,656	280,227
Community newspapers	89,758	87,644	258,210	253,136
Consolidated revenues	$421,236	$394,892	$1,287,506	$1,234,303

Income (loss) before income taxes and minority interests:
Print publishing	$(26,980)	$(16,589)	$(26,810)	$5,324
Electronic publishing	31,727	21,692	82,575	63,152
Community newspapers	22,925	23,491	58,858	65,624
Corporate	(11,835)	(8,166)	(31,554)	(26,384)
Segment operating income	15,837	20,428	83,069	107,716

Restructuring (2)	-	-	(11,367)	2,761
Consolidated operating income	15,837	20,428	71,702	110,477

Interest expense	(4,971)	(964)	(13,883)	(2,412)
Equity in earnings (losses) of associated companies (3)	4,785	(13)	7,351	1,386
Write-down of equity investments	-	-	(35,865)	-
Gain on disposition of investments	-	-	22,862	3,260
Contract guarantee	(932)	(1,651)	(3,348)	(5,455)
Other income (expense), net	78	835	1,416	(174)

Income before income taxes and minority interests	$14,797	$18,635	$50,235	$107,082

Depreciation and amortization (D&A):
Print publishing	$14,317	$15,396	$42,907	$49,938
Electronic publishing	9,641	7,294	28,416	20,904
Community newspapers	3,143	2,867	9,163	8,685
Corporate	38	41	113	124

Consolidated D&A	$27,139	$25,598	$80,599	$79,651

(1) Revenues shown represent revenues from external customers. Transactions between segments are not significant.

(2) Restructuring charges are not included in segment expenses, as management evaluates segment results exclusive of these items.  For information purposes, the restructuring charge in 2005 and the reversal of the lease obligation reserve in 2004 allocable by reportable segment for the periods presented were as follows:

(in thousands)	Nine Months Ended September 30
	2005	2004

Print publishing	$8,585	$(2,631)
Electronic publishing	1,969	(125)
Corporate	813	(5)
Total	$11,367	$(2,761)

(3) Summarized income statement information for the Company's equity-basis investments in associated companies, combined, was as follows (these amounts are in aggregate at 100% levels).  The majority of these investments are partnerships, which require the associated tax benefit or expense to be recorded by the partner.

(in thousands)	Quarters Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Revenues	$108,943	$131,971	$376,310	$390,971
Operating income	11,867	2,109	22,011	9,755
Net income (loss)	8,997	(814)	13,569	3,659

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Dow Jones & Company is a provider of global business and financial news and information through newspapers, newswires, magazines, the Internet, indexes, television and radio.  In addition, the Company owns general-interest community newspapers throughout the U.S.  In the quarter, approximately 50% of the Company’s revenues were derived from the print publishing segment, which is largely comprised of the global editions of The Wall Street Journal.  The Company’s overall financial results are largely dependent on the operating performance of The Wall Street Journal, which, to a significant extent, is dependent upon business-to-business (B2B) advertising placed in its publications, particularly from the financial and technology sectors.  The electronic publishing segment, which includes newswires, online publishing, indexes and other electronic operations, comprises approximately 30% of the Company’s revenue, while the remaining approximately 20% of total revenues are contributed from the general-interest community newspapers segment.

While advertising in our online products and profits from our electronic publishing segment have been particularly strong, our print publications continue to face a very difficult and choppy industry-wide advertising environment.  Despite this tough print advertising environment, Wall Street Journal advertising grew 3.6% in the third quarter aided by the September 17 launch of our new Weekend Edition of the Journal.  In 2005, we have progressed with many important initiatives to reshape our portfolio including the acquisition of MarketWatch in January 2005, the September launch of the Weekend Edition, the October 17 launch of new reformatted international compact editions of the Journal, and we have recently announced content and design changes and a planned web width reduction at the U.S. Journal.  We remain focused on improving quality, controlling our spending and rationalizing under-performing assets to set the stage for future growth.

We expect the Weekend Edition will build off the success of our Weekend Journal and Personal Journal sections in growing and diversifying our advertising customer base by attracting more consumer-oriented advertisers as revenue from the Weekend Edition is expected to have a higher mix of consumer advertising.  We have a uniquely influential and affluent audience that not only makes large B2B spending decisions but also spends heavily on personal consumption items.  The Weekend Edition enables advertisers to reach these readers in the right place at the right time – at home on the weekend – which is highly conducive to influencing their consumer spending decisions.  While it is expected that this initiative will be dilutive to earnings by about 13 cents per share in 2005, we believe that the Weekend Edition will be a major driver of long-term growth in revenue and earnings.

In October 2005 we announced a number of innovative design and content enhancements to the Journal's U.S. print edition, which will be made to even better serve readers and attract new ones.  These improvements will include changes to the Journal's organization, navigation and content--as well as stronger links to The Wall Street Journal Online at WSJ.com--designed to make accessing Journal content faster and more convenient for readers.  Some of these enhancements will be introduced over coming months and continue through 2006, culminating in January 2007 with a reformatting of the Journal to a more industry-standard 48-inch web width from its current 60-inch web width.

Retrofitting 19 presses in the Journal's 17 print sites to print the new web width will take about 15 months to complete and the capital cost for such is estimated at $43 million which we expect will be expended in 2005 ($3 million), 2006 ($36 million) and 2007 ($4 million).  We will also incur about $13 million in one-time training, development and marketing costs for the project, the majority of which will be incurred in 2006.  The newly formatted paper will launch by January 2007 and, excluding one-time start-up costs, we expect to save about $18 million per year in operating expenses (after about $4 million per year in non-cash depreciation expense), mainly from reduced newsprint consumption, starting in 2007.  The project is expected to generate an after-tax return on investment of about 26% with a payback period of less than three years.  This initiative is expected to be dilutive to earnings in 2006 by about 7 cents per share and be accretive to earnings in 2007 and thereafter by about 13 cents per share.

We have also undertaken a number of other initiatives to reshape our portfolio and to increase profits for the Company.  In October 2005, at our international print editions of the Journal, we launched reformatted compact editions which are now in an easier to read format and are more tightly integrated with The Wall Street Journal Online at WSJ.com to better serve the needs of highly mobile international business leaders.  We expect this international repositioning will yield pretax savings of $17 million annually.  We also entered into an agreement to exit our unprofitable television partnerships with CNBC in Europe and Asia and in a digital U.S. channel, CNBC World, by the end of this year, while maintaining our profitable television licensing relationship with CNBC in the U.S.  The exit from these partnerships is expected to eliminate about $15 million of annual pretax equity losses.

On January 21, 2005, we completed the acquisition of MarketWatch, Inc. (MarketWatch) for a purchase price of approximately $538 million, including certain transaction costs, significantly expanding our participation in online publishing.  MarketWatch is a leading provider of business news, financial information and analytical tools and operates two award-winning Web sites: MarketWatch.com and BigCharts.com.  These free, advertising-supported sites served approximately seven million unique visitors per month with timely market news and information.  MarketWatch also operates the MarketWatch Information Services group, which is a leading licensor of market news, data, investment analysis tools and other online applications to financial services firms, media companies, and corporations.  MarketWatch has been nearly fully integrated into our Consumer Electronic Publishing business, with extensive integration of its news, advertising sales, information technology and back office operations.  The Company believes that the MarketWatch merger complements The Wall Street Journal Online network, which provides premium business news to about three million unique visitors per month.  While this acquisition is expected to be modestly dilutive in its first year, primarily due to higher interest and amortization costs, it is expected to be accretive in our first full year of ownership in 2006, when our integration benefits are effective for the full year.  Through September 2005, the combined Consumer Electronic Publishing business has been exceeding our profit expectations for 2005, largely due to higher than expected cost synergy savings.

Finally, one of the more public measures of quality is Pulitzer prizes and we are very proud to have won two additional prizes this year, one for health care coverage and the other for film criticism.  These awards represent our 30th and 31st Pulitzers, and they are especially pleasing as they represent areas of the Business of Life coverage that were expanded with the launch of the Weekend Edition of the Journal.

Consolidated Results of Operations

Quarter ended September 30, 2005 compared to quarter ended September 30, 2004:

			% Increase/
(in thousands, except per share amounts)	2005	2004	(Decrease)

Revenues:
Advertising	$219,975	$212,148	3.7%
Information services	103,505	84,906	21.9
Circulation and other	97,756	97,838	(0.1)
Total revenues	421,236	394,892	6.7

Operating expenses	405,399	374,464	8.3

Operating income	15,837	20,428	(22.5)

Non-operating loss*	(1,040)	(1,152)	-

Income taxes	4,624	7,209	(35.9)

Net income	$10,173	$12,067	(15.7)

Earnings per share:
Basic	$.12	$.15	(20.0)
Diluted	.12	.15	(20.0)

*Net of minority interests.

Net Income

Net income in the third quarter of 2005 was $10.2 million, or $.12 per diluted share, compared with third quarter 2004 net income of $12.1 million, or $.15 per share (all “per share” amounts included herein are based on reported net income and diluted weighted-average shares outstanding).  Earnings per share for the third quarter of 2005 and 2004 included certain items affecting comparisons that had no net effect on earnings per share.  These items are detailed further beginning on page 28.

Revenues

Third quarter revenues increased $26.3 million, or 6.7%, to $421.2 million, primarily reflecting the impact of recent acquisitions and strong organic growth at the Company’s electronic publishing businesses, which was partially offset by revenue declines at print publishing.  On a “same property” basis, meaning excluding newly-acquired operations, total revenue increased 1.5%.  Advertising revenue increased 3.7%, as strong growth in online advertising, in part due to the MarketWatch acquisition, and volume gains at print publishing were partially offset by lower advertising yield at print publishing and lower revenues from the Far Eastern Economic Review (FEER) due to its repositioning as a monthly publication.  Information services revenues grew 21.9%, reflecting incremental revenue from acquisitions as well as organic growth across electronic publishing.  Circulation and other revenue was down slightly on lower revenues from the Far Eastern Economic Review

(FEER).

Operating Expenses

Operating expenses in the third quarter of 2005 increased $30.9 million, or 8.3%, to $405.4 million, primarily reflecting incremental costs from newly-acquired properties (approximately four percentage points of the increase) and launch costs for the Weekend Edition as well as higher newsprint costs.  Newsprint costs increased 7.8%, driven by a 12.3% increase in the average cost per ton, partially offset by a 4% decline in consumption.  The number of full-time employees at September 30, 2005, was about 7,425 as compared to about 7,150 last year.  Excluding the acquisition of MarketWatch, the number of full-time employees was flat compared to last year.

Operating Income

Operating income in the third quarter of 2005 was $15.8 million (3.8% of revenues), down $4.6 million, or 22.5%, from 2004 operating income of $20.4 million (5.2% of revenues), as higher profits at the Company’s electronic publishing businesses were more than offset by a decline in profits at the Company’s print publications, in part due to planned higher costs related to the launch of the Weekend Edition.

Consolidated Results of Operations

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004:

			% Increase/
(in thousands, except per share amounts)	2005	2004	(Decrease)

Revenues:
Advertising	$687,595	$694,683	(1.0)%
Information services	305,564	242,251	26.1
Circulation and other	294,347	297,369	(1.0)
Total revenues	1,287,506	1,234,303	4.3

Operating expenses	1,215,804	1,123,826	8.2

Operating income	71,702	110,477	(35.1)

Non-operating loss*	(21,467)	(1,859)	-

Income taxes	31,021	44,694	(30.6)

Net income	$19,214	$63,924	(69.9)

Earnings per share:
Basic	$.23	$.78	(70.5)
Diluted	.23	.78	(70.5)

*Net of minority interests.

Net Income

Net income for the first nine months of 2005 was $19.2 million, or $.23 per diluted share, compared with 2004 net income of $63.9 million, or $.78 per share (all “per share” amounts included herein are based on reported net income and diluted weighted-average shares outstanding).  Earnings per share for the first nine months of 2005 included certain items affecting comparisons that netted to a reduction in earnings of $.34 per share, while earnings in 2004 included certain items affecting comparisons that had no net effect on earnings per share.  These items are detailed further beginning on page 28.

Revenues

Revenues for the first nine months of 2005 increased $53.2 million, or 4.3%, to $1.3 billion, primarily due to the impact of recent acquisitions and organic growth at electronic publishing and higher revenues at community newspapers, which was partially offset by revenue declines at print publishing.  On a “same property” basis, meaning excluding non-comparable periods for newly-acquired operations, total revenue decreased 1%.  Advertising revenue declined $7.1 million, or 1%, primarily the result of lower advertising revenue at print publishing, partially offset by higher revenue from online products and community newspapers.  Information services revenues grew 26.1% largely reflecting incremental revenue from acquisitions and organic growth at WSJ.com and Dow Jones Indexes/Ventures.  Circulation and other revenue decreased $3 million resulting from a decline in circulation revenue at print publishing, in part reflecting lower revenues from the Far Eastern Economic Review (FEER) due to its repositioning as a monthly publication.

Operating Expenses

Operating expenses in the first nine months of 2005 increased $92 million, or 8.2%, to $1.2 billion, primarily reflecting incremental costs from newly-acquired properties (approximately five percentage points of the increase), higher newsprint costs and expenses associated with the launch of the Weekend Edition of the Journal.  Newsprint costs increased 5.8%, driven by a 10.5% increase in the average cost per ton, partially offset by a 4.3% decline in consumption.

Operating Income

Operating income in the first nine months of 2005 was $71.7 million (5.6% of revenues), down $38.8 million, or 35.1%, from 2004 operating income of $110.5 million (9% of revenues), as higher profits for the Company’s electronic publishing segment were offset by reduced profits at the Company’s print publications and the restructuring charge of $11.4 million recorded in the second quarter of 2005.

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

Quarter ended September 30, 2005 compared to quarter ended September 30, 2004:

(dollars in thousands)			% Increase/
	2005	2004	(Decrease)
Revenues
U.S. publications:
Advertising	$125,917	$128,213	(1.8)%
Circulation and other	62,861	62,750	0.2
Total for U.S. publications	188,778	190,963	(1.1)

International publications:
Advertising	8,585	10,159	(15.5)
Circulation and other	7,061	8,482	(16.8)
Total for international publications	15,646	18,641	(16.1)

Total revenue	204,424	209,604	(2.5)

Operating expenses	231,404	226,193	2.3

Operating loss	$(26,980)	$(16,589)	62.6

Operating margin	(13.2)%	(7.9)%

Included in expenses:
Depreciation and amortization	$14,317	$15,396	(7.0)

Statistical information:
Advertising volume increase/(decrease):
The Wall Street Journal:
General	(6.3)%	(2.5)%
Technology	3.5	(28.9)
Financial	0.5	(10.0)
Classified	21.2	11.0
Total U.S. Journal	3.6	(6.0)

The Asian Wall Street Journal	4.6	(20.6)
The Wall Street Journal Europe	4.3	(19.4)
Barron’s	(21.1)	(5.1)

Revenues

Third quarter 2005 revenue decreased $5.2 million, or 2.5%, to $204.4 million, primarily driven by the continued softness in its advertising revenue.

U.S. advertising revenue decreased $2.3 million, or 1.8%, to $125.9 million, as lower advertising yield, and lower volume at Barron’s offset the 3.6% increase in advertising linage at The Wall Street Journal.  Excluding advertising linage from the two Saturdays the Weekend Edition published in the third quarter, total U.S. Journal linage increased 0.6% in the quarter.  This figure does not factor in any shift in advertising from the Journal’s weekday publication to the Weekend Edition that occurred.  General advertising, which represented about 38% of total U.S. Journal linage, decreased 6.3%, reflecting decreases in auto, travel and pharmaceutical advertising, partially offset by higher general B2B advertising.  Technology advertising, which represented 16.5% of total U.S. Journal linage, increased 3.5% in the quarter, due to continued strong growth in personal computer and office products advertising partially offset by declines in communication and computer hardware advertising.  Financial advertising, which represented 14.6% of total U.S. Journal linage, increased 0.5% as declines in net wholesale and advisory advertising were more than offset by increases in tombstone and other retail advertising.  Classified and other advertising linage, the lowest yielding advertising category, increased 21.2% and represented 31% of total quarterly U.S. Journal linage.  Color advertising revenue, which sells at a 28% premium, increased 16%.

Circulation and other revenue for the U.S. print publications increased $0.1 million, or 0.2%, to $62.9 million.  Average circulation for the third quarter of 2005 for The Wall Street Journal was 1,740,000 compared with circulation of 1,844,000 in the third quarter of 2004.  The decline in average circulation in the quarter was largely due to the timing of bulk sale copies.  Barron’s average circulation was 287,000 in the quarter, a decrease of 3.3% from 297,000 last year.

International print publication revenues decreased $3 million, or 16.1% to $15.6 million.  Advertising revenue was down $1.6 million, or 15.5%, primarily as a result of lower revenues from FEER due to the repositioning that occurred during the fourth quarter of 2004 as well as lower advertising yield at The Wall Street Journal Europe and The Asian Wall Street Journal.  International print circulation and other revenues decreased $1.4 million, or 16.8%, to $7.1 million on lower revenue from FEER.  Combined average circulation for the international Journals was 169,000 in the third quarter of 2005 compared with 151,000 in the third quarter of 2004.

Expenses

Print publishing expenses in the quarter increased $5.2 million, or 2.3%, to $231.4 million, as a result of launch costs for the Weekend Edition of the Journal and higher newsprint costs.  Newsprint costs increased 6.6%, reflecting an 11.8% increase in newsprint prices partially offset by a 4.7% decline in consumption.  The number of full-time employees in the print publishing segment decreased 2.5% as compared to last year.

Operating Loss

Print publishing’s third quarter 2005 operating loss was $27 million compared to a loss of $16.6 million in the third quarter of 2004, reflecting launch costs related to the Weekend Edition and losses at the Company’s print publications, during its lowest advertising quarter as a result of seasonality.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004:

(dollars in thousands)			% Increase/
	2005	2004	(Decrease)
Revenues
U.S. publications:
Advertising	$411,418	$444,930	(7.5)%
Circulation and other	192,643	194,807	(1.1)
Total for U.S. publications	604,061	639,737	(5.6)

International publications:
Advertising	30,722	36,075	(14.8)
Circulation and other	21,857	25,128	(13.0)
Total for international publications	52,579	61,203	(14.1)

Total revenue	656,640	700,940	(6.3)

Operating expenses	683,450	695,616	(1.7)

Operating (loss) income	$(26,810)	$5,324	-

Operating margin	(4.1)%	0.8%

Included in expenses:
Depreciation and amortization	$42,907	$49,938	(14.1)

Statistical information:
Advertising volume increase/(decrease):
The Wall Street Journal:
General	(3.4)%	2.8%
Technology	(12.4)	(22.7)
Financial	(14.9)	13.9
Classified	9.4	9.8
Total U.S. Journal	(3.9)	1.3

The Asian Wall Street Journal	(1.5)	(3.6)
The Wall Street Journal Europe	(7.5)	0.5
Barron’s	(13.3)	12.2

Revenues

Print publishing revenue for the first nine months of 2005 decreased $44.3 million, or 6.3%, to $656.6 million, which is primarily the result of softness in B2B advertising both in the U.S. and internationally.

Advertising revenue in the U.S. decreased $33.5 million, or 7.5%, to $411.4 million, reflecting lower television revenue from CNBC coupled with a 3.9% decline in advertising linage at The Wall Street Journal.  General advertising, which represented about 40.4% of total U.S. Journal linage, decreased 3.4% as declines in advertising for travel, auto and pharmaceuticals exceeded the modest increase in B2B advertising.  Continued softness in nearly all technology advertising categories, except for personal computer and office products, led to a 12.4% decrease year to date in technology advertising, which represented 15.2% of total U.S. Journal linage.  Financial advertising, which represented 16.4% of total U.S. Journal linage, decreased 14.9% as the increases in tombstone advertising were exceeded by the declines in the other categories.  Classified and other advertising linage, which represented 28% of total U.S. Journal linage, increased 9.4%.  Color advertising revenue increased 12.3%.  Circulation and other revenue for the U.S. print publications decreased $2.2 million, or 1.1%, to $192.6 million.

Revenues for international print publications decreased $8.6 million, or 14.1%, to $52.6 million.  Advertising revenue declined $5.4 million, or 14.8%, driven by lower revenues from FEER, which was repositioned during the fourth quarter of 2004, as well as lower advertising volume at the international editions of the Journal.  Circulation and other revenue for the international print publications decreased $3.3 million, or 13%, to $21.9 million.

Expenses

For the first nine months of 2005, print publishing expenses decreased $12.2 million, or 1.7%, to $683.5 million.  This reflects reductions from the repositioning of FEER, as well as less compensation, facilities and depreciation expenses.  These expense reductions were partially offset by higher marketing and other related costs for the launch of the Weekend Edition of the Journal as well as a 4.6% increase in newsprint costs, reflecting a 10.3% increase in newsprint prices partially offset by a 5.1% decline in consumption.

Operating (Loss) Income

For the first nine months of 2005, the operating loss for print publishing was $26.8 million compared to income of $5.3 million (0.8% of revenues) in the first nine months of 2004.  The loss in 2005 reflects lower profits in the U.S., primarily the result of launch costs for the Weekend Edition of the Journal, as well as continued losses at the international publications.

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

On January 21, 2005, the Company completed the acquisition of MarketWatch for a purchase price of approximately $538 million, including certain transaction costs.  The Company has nearly fully integrated MarketWatch into the Consumer Electronic Publishing business.  On July 7, 2004, the Company acquired the remaining two-thirds interest in OsterDow Jones Commodity News for $1.6 million.  The new operation, “Dow Jones Commodities Service,” was combined with the Company’s Dow Jones Newswires business.  On April 2, 2004, the Company acquired the remaining interest in the news operations of Vereinigte Wirtschaftsdienste GmbH (VWD), a German newswires business, for $12.1 million.  The acquired business consists of financial newswires and business newsletters, which have been combined into the Company’s Dow Jones Newswires business, under the brand name Dow Jones-VWD News.  The Company was a minority shareholder in VWD.  On March 19, 2004, the Company purchased Alternative Investor, a provider of newsletters, databases and industry conferences for the venture capital and private equity markets for $85 million.  Alternative Investor was integrated with the Company’s newsletters division and the recently acquired Technologic Partners business.

Quarter ended September 30, 2005 compared to quarter ended September 30, 2004:

(dollars in thousands)			% Increase/
	2005	2004	(Decrease)
Revenues:
Dow Jones Newswires:
North America	$51,136	$50,021	2.2%
International	16,812	15,515	8.4
Total Dow Jones Newswires	67,948	65,536	3.7

Consumer Electronic Publishing	43,707	19,258	127.0
Dow Jones Indexes/Ventures	15,399	12,850	19.8
Total revenue	127,054	97,644	30.1

Operating expenses	95,327	75,952	25.5

Operating income	$31,727	$21,692	46.3

Operating margin	25.0%	22.2%

Included in expenses:
Depreciation and amortization	$9,641	$7,294	32.2

Statistical information:
Dow Jones Newswires terminals	297,000	297,000
WSJ.com subscribers	764,000	701,000

Revenues

Electronic publishing revenues increased $29.4 million, or 30.1%, to $127.1 million, driven by acquisitions and strong organic revenue growth at all electronic publishing businesses.

Dow Jones Newswires revenue increased $2.4 million, or 3.7%, to $67.9 million.  Revenues in North America and internationally increased $1.1 million and $1.3 million, respectively.  English-language terminals carrying Dow Jones Newswires at September 30, 2005 were flat at 297,000 as compared with last year as the international terminal increase of 7,000 was offset by the 7,000 terminal decrease in North America.

Consumer Electronic Publishing revenue increased $24.4 million, or 127%, to $43.7 million reflecting the MarketWatch acquisition and strong revenue growth at WSJ.com.  On a pro forma basis, including MarketWatch revenues in the respective periods prior to the Company’s acquisition in January 2005, Consumer Electronic Publishing revenues grew 12%, reflecting growth in advertising and subscriber revenue.  At September 30, 2005, the number of WSJ.com subscribers increased 9% to 764,000 from 701,000 a year earlier.  Including MarketWatch, total unduplicated unique visitors to the Company’s online network averaged 8.2 million a month in the third quarter 2005.  Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes and reprints/permissions businesses, increased $2.5 million, or 19.8%, to $15.4 million.

Expenses

Electronic publishing expenses were up $19.4 million, or 25.5%, to $95.3 million resulting from incremental expenses from the acquisition of MarketWatch, which accounted for the majority of the increase, with the remainder of the increase primarily from higher compensation, facilities and marketing costs.  The number of full-time employees in the electronic publishing segment was up 15% from a year ago mainly due to acquisitions.

Operating Income

Electronic publishing’s operating income was $31.7 million (25% of revenues), an improvement of $10 million, or 46.3%, over third quarter 2004 operating income of $21.7 million (22.2% of revenues), driven by increased profits at all electronic publishing businesses.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004:

(dollars in thousands)	2005	2004	% Increase/ (Decrease)
Revenues:
Dow Jones Newswires:
North America	$150,282	$143,369	4.8%
International	49,675	40,928	21.4
Total Dow Jones Newswires	199,957	184,297	8.5

Consumer Electronic Publishing	124,178	57,320	116.6
Dow Jones Indexes/Ventures	48,521	38,610	25.7
Total revenue	372,656	280,227	33.0

Operating expenses	290,081	217,075	33.6

Operating income	$82,575	$63,152	30.8

Operating margin	22.2%	22.5%

Included in expenses:
Depreciation and amortization	$28,416	$20,904	35.9

Revenues

Electronic publishing revenues for the first nine months of 2005 increased $92.4 million, or 33%, to $372.7 million, driven by acquisitions and strong organic revenue growth at all electronic publishing businesses.

Dow Jones Newswires revenue increased $15.7 million, or 8.5%, to $200 million, largely reflecting the effect of acquisitions as well as 2.8% organic growth.  Revenues in North America and internationally increased $6.9 million and $8.7 million, respectively.  Consumer Electronic Publishing revenue increased $66.9 million, or 116.6%, to $124.2 million, reflecting the MarketWatch acquisition and strong revenue growth at WSJ.com.  On a pro forma basis, including MarketWatch revenues in the respective periods prior to the Company’s acquisition in January 2005, Consumer Electronic Publishing revenues grew 11%, reflecting growth in advertising and subscriber revenue.  Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes and reprints/permissions businesses, increased $9.9 million, or 25.7%, to $48.5 million.

Expenses

Electronic publishing expenses increased $73 million, or 33.6%, to $290.1 million resulting from incremental expenses from acquisitions which accounted for the majority of the increase, with the remainder of the increase primarily from higher compensation, facilities, depreciation and marketing costs.

Operating Income

Electronic publishing’s operating income was $82.6 million (22.2% of revenues), an improvement of $19.4 million, or 30.8%, over last year’s operating income of $63.2 million (22.5% of revenues), driven by acquisitions and strong organic revenue growth at all electronic publishing businesses.

Community Newspapers

Community newspapers includes the operations of Ottaway Newspapers, which publishes 15 daily newspapers and over 30 weekly newspapers and “shoppers” in nine states in the U.S.  In the quarter, community newspapers comprised roughly 20% of the Company’s revenues.

Quarter ended September 30, 2005 compared to quarter ended September 30, 2004:

(dollars in thousands)			% Increase/
	2005	2004	(Decrease)
Revenues
Advertising	$67,566	$65,583	3.0%
Circulation and other	22,192	22,061	0.6
Total revenue	89,758	87,644	2.4

Operating expenses	66,833	64,153	4.2

Operating income	$22,925	$23,491	(2.4)

Operating margin	25.5%	26.8%

Included in expenses:
Depreciation and amortization	$3,143	$2,867	9.6

Statistical information:
Advertising volume increase/(decrease):

Daily	(1.1)%	2.8%
Non-daily	(5.6)	14.5
Overall	(2.0)	4.9

Revenues

Community newspapers revenue was up $2.1 million, or 2.4%, to $89.8 million, driven by a $2 million, or 3%, increase in advertising revenue as increased advertising rates and preprint revenue exceeded the 2% decline in overall linage.  The linage results were hampered by weak auto advertising, which more than offset the gains in real estate and help wanted classified advertising.  Average daily circulation in the third quarter of 2005 was 433,000 compared with 440,000 in 2004.

Expenses

Community newspapers expenses increased $2.7 million, or 4.2%, to $66.8 million as a result of higher compensation, newsprint, marketing and delivery expenses.  Expenses in 2005 also included increased costs from an investment in a new Ottaway-wide internet initiative and content management system, which the Company expects will contribute to increased online revenue and profit in the future.  Newsprint expense increased 9.1% as a result of an 11.1% increase in newsprint prices, which was partially offset by a 1.8% decrease in consumption for the quarter.  The number of full-time employees in the community newspapers segment increased 1.2% as compared to last year.

Operating Income

Operating income in the third quarter of 2005 was $22.9 million (25.5% of revenues) compared with income last year of $23.5 million (26.8% of revenues).

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004:

(dollars in thousands)			% Increase/
	2005	2004	(Decrease)
Revenues
Advertising	$194,256	$188,768	2.9%
Circulation and other	63,954	64,368	(0.6)
Total revenue	258,210	253,136	2.0

Operating expenses	199,352	187,512	6.3

Operating income	$58,858	$65,624	(10.3)

Operating margin	22.8%	25.9%

Included in expenses:
Depreciation and amortization	$9,163	$8,685	5.5

Statistical information*:
Advertising volume increase/(decrease):

Daily	(0.6)%	3.0%
Non-daily	(5.3)	13.7
Overall	(1.5)	4.9

* Percentage for 2004 excludes newly-acquired operations.

Revenues

Community newspapers revenue was up $5.1 million, or 2%, to $258.2 million.  Advertising revenue was up $5.5 million, or 2.9%, to $194.3 million, as increased advertising rates and preprint revenue exceeded the 1.5% overall linage decline.  The linage decline reflected weak auto advertising, partially offset by gains in real estate and help wanted classified advertising.  Circulation and other revenue declined $0.4 million, or 0.6%, to $64 million.

Expenses

Community newspapers expenses for the first nine months of 2005 increased $11.8 million, or 6.3%, to $199.4 million as a result of higher compensation, newsprint, marketing and delivery expenses.  Expenses in 2005 also included increased costs from an investment in a new Ottaway-wide internet initiative and content management system, which the Company expects will contribute to increased online revenue and profit in the future.  Newsprint expense increased 8.2% as a result of a 9.8% increase in newsprint prices, which was partially offset by a 1.5% decrease in consumption.

Operating Income

Operating income for the first nine months of 2005 was $58.9 million (22.8% of revenues) compared with income last year of $65.6 million (25.9% of revenues).

Certain Items Affecting Comparisons

The following tables summarize certain items affecting comparisons for the three and nine months ended September 30, 2005 and 2004:

	Quarters Ended September 30
(in millions, except	2005			2004
per share amounts)	Operating	Net	EPS	Operating	Net	EPS

Included in non-operating income:
Contract guarantee (a)		$(0.9)	$(.01)		$(1.7)	$(.02)
Certain income tax matters (b)		1.1	.01		1.5	.02
Total		$0.2	$-		$(0.2)	$-

	Nine Months Ended September 30
(in millions, except	2005			2004
per share amounts)	Operating	Net	EPS	Operating	Net	EPS

Included in operating income:
Restructuring (c)	$(11.4)	$(6.9)	$(.08)	$2.8	$1.7	$.02
Included in non-operating income:
Contract guarantee (a)		(3.3)	(.04)		(5.5)	(.06)
Gain on disposition of
investments (d)		17.7	.21		1.8	.02
Write-down of equity investments (e)		(36.7)	(.44)
Certain income tax matters (b)		1.1	.01		1.5	.02
Total	$(11.4)	$(28.1)	$(.34)	$2.8	$(0.5)	$-

(a) Contract guarantee:

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

The third quarter of 2005 and 2004 included charges related to the accretion of the discount on the reserve balance of $0.9 million and $1.7 million, respectively.  These charges totaled $3.3 million and $5.5 million in the first nine months of 2005 and 2004, respectively.

(b) Certain income tax matters:

Income tax expense in the third quarter of 2005 and 2004 included a tax benefit of $1.1 million and $1.5 million, respectively, as a result of favorable resolutions of state and federal tax matters.

(c) Restructuring:

2005

In the second quarter 2005, the Company recorded a restructuring charge of $11.4 million primarily reflecting employee severance related to a workforce reduction of about 120 full-time employees.  Most of the charge relates to the Company’s efforts to reposition its international print and online operations but also includes headcount reductions at other parts of the business.  These workforce reductions are expected to be substantially completed by the end of the year.

2004

In the fourth quarter 2001, the Company recorded a charge of $32.2 million as a result of its decision to permanently re-deploy certain personnel and abandon four of seven floors that were leased at its World Financial Center (WFC) headquarters.  This charge primarily reflected the Company’s rent obligation through May 2005 on this vacated space.

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

(d) Gain on disposition of investments:

2005

In April 2005, the Company concluded the sale of its 39.9% minority interest in F.F. Soucy Inc., a Canadian newsprint mill, to its majority owner, Brant-Allen Industries, Inc.  The proceeds from the sale price of $40 million in cash were used to reduce the Company’s commercial paper borrowings.  The Company recorded a gain of $9.6 million ($9.4 million, net of taxes) in the second quarter.

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

2004

On April 2, 2004, simultaneous with the Company’s acquisition of the remaining interest in the news operations of Vereinigte Wirtschaftsdienste GmbH (VWD), VWD sold its non-news assets to a third party, resulting in cash proceeds to the Company of $6.7 million.  As a result of this sale, the Company recorded a gain of $3.3 million ($1.8 million, net of taxes) in the second quarter of 2004.

(e) Write-down of equity investments:

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

Non-operating Loss

Interest Expense, Net of Investment Income

Interest expense, net increased by $4 million to $4.9 million for the third quarter of 2005, reflecting financing costs associated with the acquisition of MarketWatch as well as higher interest rates in connection with the Company’s commercial paper program.  Debt outstanding at September 30, 2005 totaled $510.7 million, compared with debt of $145.8 million at December 31, 2004 and $196.6 million at September 30, 2004.

Equity in Earnings of Associated Companies

In the third quarter of 2005, the Company’s share of equity in earnings of associated companies increased $4.8 million to $4.8 million, as compared to 2004’s third quarter results which were near breakeven.  During the third quarter, the increase reflected the elimination of losses from CNBC International and CNBC World and improved results at Factiva, STOXX and SmartMoney.  For the first nine months of 2005, the Company’s share of equity in earnings of associated companies increased $6 million, as compared to the first nine months of 2004, to $7.4 million, which reflected the elimination of losses from CNBC International.

Income Taxes

The effective income tax rates, net of minority interests, are as follows for the periods presented:

	Quarters Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Effective income tax rate	31.2%	37.4%	61.8%	41.1%
Effective income tax rate, excluding
items identified in table below	36.6%	41.5%	39.1%	40.4%

The effective income tax rates were affected by certain transactions, which are detailed below.

	Quarters Ended September 30
(dollars in millions)	2005			2004
	Income Taxes	Pretax Income	Effective Tax Rate (2)	Income Taxes	Pretax Income (3)	Effective Tax Rate (2)

Reported(1)	$4.6	$14.8	31.2%	$7.2	$19.3	37.4%
Adjusted to remove:
Contract guarantee		(0.9)			(1.7)
Certain income tax matters	(1.1)			(1.5)
Adjusted	$5.7	$15.7	36.6%	$8.7	$20.9	41.5%

	Nine Months Ended September 30
(dollars in millions)	2005			2004
	Income Taxes	Pretax Income (3)	Effective Tax Rate (2)	Income Taxes	Pretax Income (3)	Effective Tax Rate (2)

Reported(1)	$31.0	$50.2	61.8%	$44.7	$108.6	41.1%
Adjusted to remove:
Restructuring	(4.4)	(11.4)		1.1	2.8
Contract guarantee		(3.3)			(5.5)
Gain on disposition of
Investments	5.2	22.9		1.4	3.3
Write-down of investments	0.8	(35.9)
Certain income tax matters	(1.1)			(1.5)
Adjusted	$30.5	$78.0	39.1%	$43.7	$108.1	40.4%

(1) Net of minority interests.
(2) The product of the individual amounts does not equal calculated rate due to rounding.
(3) The sum of the individual amounts does not equal calculated rate due to rounding.

Capital Loss Carryforwards

As of September 30, 2005, the Company had a capital loss carryforward remaining of approximately $444 million (a deferred tax asset of approximately $167 million which is fully reserved).  Approximately $125 million of this loss carryforward is recognized for tax purposes and expires in 2006.  The remaining $319 million of this carryforward, which primarily relates to the Cantor contract guarantee obligation, will be recognized for tax purposes only to the extent, if any, that the Company is required to make payment.  If the Company is required to make any such payment, the resulting loss carryforward will be available for use five years from the year it is recognized.

Liquidity and Capital Resources

Overview

The primary source of the Company’s liquidity is cash flow from operating activities.  The key component of operating cash inflow is cash receipts from advertising customers and subscribers to print publications and electronic information services.  Operating cash outflows include payments to vendors for raw materials, services and supplies, payments to employees, and payments of interest and income taxes.  Certain employee compensation such as bonuses and payments to the Company’s defined contribution pension plan are paid annually in the first quarter of the year.  The Company expects its cash balance and cash provided from operations to be sufficient to meet its normal recurring operating commitments, fund capital expenditures and pay dividends.

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

As of September 30, 2005, the balance of the reserve for the contract guarantee was $264 million.  The Company has classified $261.2 million of this reserve as current based on the original due dates of the contract.  Due to the stage of the lawsuit at September 30, 2005, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced.  Accordingly, the Company believes the balance of the reserve continues to be appropriate.  In the event there is an adverse judgment against the Company it would likely be appealed.  If any significant amounts are ultimately considered due, they could be financed through the issuance of additional debt.

The Company’s liquidity requirements may be funded, if necessary, through the issuance of commercial paper, bank loans or debt securities.  Debt outstanding at September 30, 2005 was $510.7 million which consisted of 3-year bonds totaling $224.9 million and commercial paper of $285.8 million with various maturities of less than a year.  It is currently the Company’s intent to manage its commercial paper borrowings as short-term obligations.  The Company’s commercial paper program is supported by multiyear revolving credit facilities with several banks.  As of September 30, 2005, the Company could borrow up to $440 million, $140 million through June 24, 2006 and $300 million through June 24, 2009 under its multiyear revolving credit agreements with several banks.

The revolving credit agreements contain restrictive covenants, including a limitation on the ratio of consolidated indebtedness to consolidated cash flow and a requirement to maintain a minimum ratio of consolidated cash flow to consolidated interest expense.  On August 29, 2005, the Company amended its 5-year credit agreement dated June 25, 2001 and its 5-year credit agreement dated June 21, 2004 to temporarily increase the leverage covenant, from 3.5x to 4.0x, for each of the two quarters ended September 30, 2005 and December 31, 2005.  At September 30, 2005, the Company was in compliance with respect to both of these restrictive covenants then in effect, with the leverage ratio equaling 3.2x at the end of the third quarter.

Credit Ratings

Following the announcement of third quarter earnings, Standard & Poor’s (S&P), a credit ratings agency, placed the Company’s long-term corporate credit and senior unsecured credit ratings on “CreditWatch” with negative implications.  At the same time, however, the Company’s short-term corporate credit and commercial paper ratings were affirmed by S&P.  A downgrade to the Company’s current long-term credit ratings by S&P, if any, is not expected to significantly affect the Company’s borrowing costs.

The Company’s credit ratings as of September 30, 2005 are listed below:

Credit Ratings
	Long Term	Short Term
Standard & Poor’s(a)	A-*	A-2
Moody’s(b)	A2	P-1
Fitch(c)	A	F1

* Subsequent to September 30, 2005, the long-term credit rating from S&P was placed on CreditWatch as described above

(a) S&P ratings range from AAA (highest) to D (lowest) for long-term securities and A-1 (highest) to D (lowest) for short-term securities.
(b) Moody's ratings range from Aaa (highest) to C (lowest) for long-term securities and P-1 (highest) to NP (lowest) for short-term securities.
(a) Fitch ratings range from AAA (highest) to D (lowest) for long-term securities and F-1 (highest) to D (lowest) for short-term securities.

The commercial paper ratings discussed above have not significantly affected the Company's ability to issue or rollover its outstanding commercial paper borrowings at this time.  The Company maintains the aforementioned lines of credit with commercial banks, as well as cash and short-term investments held by U.S. and foreign-based subsidiaries, to serve as alternative sources of liquidity and to support its commercial paper program.

Cash Flow Summary

For the nine months ended September 30, 2005 and 2004:

(in millions)	2005		2004
Net cash provided by operating activities	$109.8		$147.5
Net cash used in investing activities	(438.2)		(138.4)
Net cash provided by (used in) financing activities	326.7		(11.0)
Effect of currency exchange rate changes on cash	2.1		(0.6)

Increase (decrease) in cash and cash equivalents	0.4		(2.5)
Cash and cash equivalents at beginning of year	17.2		23.5

Cash and cash equivalents at September 30	$17.7	*	$21.0

*The sum of the individual amounts does not equal total due to rounding.

Operating Activities

Cash provided by operating activities for the first nine months of 2005 was $109.8 million, which was down $37.7 million from net cash provided by operations in the same period last year.  The decline was primarily the result of decreased operating income and higher interest paid.

Investing Activities

Net cash used in investing activities was $438.2 million in the first nine months of 2005, primarily as a result of the January 21, 2005 acquisition of MarketWatch.  Net cash used in investing activities totaled $138.4 million last year, primarily reflecting the acquisition of Alternative Investor and capital expenditures of $45.3 million.

Financing Activities

Net cash provided by financing activities for the first nine months of 2005 was $326.7 million, reflecting an increase in commercial paper borrowings of $245.5 million and the issuance of $225 million three-year fixed rate bonds, principally related to the acquisition of MarketWatch.  Cash outlays in the first nine months of 2005 included the repayment of $105.6 million of commercial paper borrowings as well as the payment of $61.9 million in dividends to shareholders.  Net cash used in financing activities for the first nine months of 2004 was $11 million, reflecting a net increase in debt of $43.4 million, principally related to the acquisition of Alternative Investor.  Cash outlays in the first nine months of 2004 included the payment of $61.3 million in dividends to shareholders.

Forward-Looking Statements

This document contains forward-looking statements, such as those including the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “outlook,” “guidance,” “forecast” and similar expressions,  that involve risks and uncertainties that could cause actual results to differ materially from those anticipated: including the cyclical nature of the Company's business and the strong, negative impact of economic downturns on advertising revenues, particularly in the Company's core advertising market-B2B advertising; the risk that inconsistent trends across major advertising categories, such as technology and finance, will continue and that B2B advertising levels, particularly in technology and finance, may or may not return to historical levels; the Company's ability to expand and diversify the Journal's market segment focus beyond finance and technology; the Company's ability to limit and manage expense growth, especially in light of its prior cost cutting and its growth initiatives such as the new Weekend Edition; intense competition for ad revenues and readers the Company’s products and services face; the impact on the future circulation and readership of the Journal and Ottaway that may be caused by the declining frequency of regular newspaper buying and readership by some consumers and by changes made from time to time by agencies such as the Audit Bureau of Circulations and various syndicated research organizations in the way they measure circulation and readership numbers; with respect to our new Weekend Edition, the risks that it may not generate anticipated advertising revenues, resulting in greater losses than expected in its first two years of operation, and that it may draw advertising away from the Company’s other consumer advertising sections; with respect to Newswires and other subscription-based products and services, the negative impact of business consolidations and layoffs in the financial services industry on sales; the uncertainties relating to the Company's guarantee to Cantor Fitzgerald Securities and Market Data Corporation; and such other risk factors as are included in the “Forward looking statements” exhibit to this filing and as may be included from time to time in the Company's reports filed with the Securities and Exchange Commission and posted in the Investor Relations section of the Company's web site ( www.dowjones.com ).  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

As of September 30, 2005, the Company had foreign currency forward exchange contracts , designated as cash flow hedges, to exchange US$5.8 million for 3.1 million British pounds and US$4.4 million for 3.3 million euro; as of December 31, 2004 the exchange contracts were for US$23.9 million for 12.5 million British pounds and US$18.7 million for 14.0 million euro.   The fair value of the contracts for the nine months ended September 30, 2005 and the year ended 2004 was a n unrealized loss of $0.9 million and an unrealized gain of $ 0.3 million, respectively.

Interest Rate Risk

The Company’s commercial paper outstanding of $285.8 million at September 30, 2005 is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates.  At September 30, 2005, interest rates outstanding ranged from 3.49% to 3.93%, with a weighted-average of 3.75%.  At September 30, 2005 the Company had $224.9 million of fixed rate bonds outstanding, which mature in February 2008.  A change in the market interest rate impacts the fair value of the instrument but has no impact on earnings or cash flows.

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

Changes in Internal Controls over Financial Reporting

As a result of the Company’s acquisition of MarketWatch, Inc. (MarketWatch) in the first quarter of 2005, the Company has expanded its internal controls over financial reporting to include consolidation of the MarketWatch results of operations.  These controls will be incorporated into the Company’s Section 404 assessment for 2005.  There were no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three-month period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On November 13, 2001, the Company instituted a lawsuit in the Supreme Court of the State of New York against Market Data Corp. (MDC) and Cantor Fitzgerald Securities (together with its affiliates, Cantor) seeking a declaratory judgment with respect to the Company’s obligations, if any, under a guarantee issued to MDC and Cantor.  The guarantee relates to certain annual “minimum payments” owed by Telerate under certain conditions for data acquired by Telerate from Cantor Fitzgerald and MDC under contracts entered into when Telerate was a subsidiary of the Company, and is described in Management’s Discussion and Analysis.

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

In 1998 the Company’s Board of Directors authorized the repurchase of $800 million of the Company’s common stock and in September 2000 authorized the repurchase of an additional $500 million of the Company’s common stock.  As of September 30, 2005, approximately $326.4 million remained under board authorization for share repurchases.  The Company has not repurchased any shares of its common stock since the first quarter of 2003.

Item 6.	Exhibits

Exhibit Number	Document

10	Dow Jones 2001 Long-term Incentive Plan as amended as of April 20, 2005.

31.1	Certifications by the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certifications by the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Statement pursuant to Section 1350(a) of title 18, United States Code.

99	Information Relating to Forward-looking Statements; Risks Relating to Our Business.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOW JONES & COMPANY, INC.
(Registrant)

Date:	November 8, 2005	By:	/s/ Robert Perrine
Robert Perrine
Chief Accounting Officer and Controller