Form 10-K
period 2005-12-31
DOW JONES & CO INC
filed 2006-03-06
CIK 29924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

❑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Class B Common Stock $1.00 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ❑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ❑    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ❑

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ❑	Non-accelerated filer ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ❑    No  ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,924,000,000, based on the closing price for the Company’s common stock on the New York Exchange on such date.  The numbers of shares outstanding of each of the registrant’s classes of common stock on January 31, 2006 were: 62,686,374 shares of Common Stock and 20,466,562 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held April 19, 2006, is incorporated by reference in Part III to the extent described therein.

DOW JONES & COMPANY, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

ITEM 1.	BUSINESS.

We are a provider of global business and financial news, information and insight through newspapers, newswires, magazines, the Internet, indexes, television and radio.  In addition to The Wall Street Journal and its international and online editions, we publish the print and online editions of Barron’s, Dow Jones Newswires, Dow Jones Indexes and MarketWatch.com.  We also provide news and information of general interest to local communities throughout the U.S. through our Ottaway group of community newspapers.  We are co-owner with Reuters Group of Factiva, and with Hearst of SmartMoney.  We also provide news content to CNBC television operations and radio stations in the U.S.

We have determined the following three reportable segments based on the manner in which we manage our business: print publishing, electronic publishing and general-interest community newspapers.  Over the three years ended December 31, 2005, approximately 56%, 24% and 20% of our revenues have been derived from the print publishing, electronic publishing and community newspapers segments, respectively.  In addition, the Company reports certain administrative activities under corporate.  Financial information about operating segments and geographic areas is incorporated by reference to Note 13 to the financial statements of this report.

The Company's principal executive offices are located at 200 Liberty Street, New York, New York, 10281.

The Company makes available all of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports free of charge through its Internet Web site at www.dowjones.com.  These reports are also available on the Securities and Exchange Commission's Internet Web site at www.sec.gov.

Recent Developments

Effective February 22, 2006, the Company established a new organizational structure pursuant to which it will organize and report its business around its three markets:  consumer media, enterprise media, and community media.  The Consumer Media Group will include The Wall Street Journal Franchise (including domestic and international print, online, television and radio); Barron’s Franchise (including print, online and conferences); and, MarketWatch Franchise (including online, newsletters, television and radio).  The Enterprise Media Group will include Dow Jones Newswires, Dow Jones Licensing Services, Dow Jones Indexes, Dow Jones Financial Information Services, and Dow Jones Reprints and Permissions.  The Community Media Group will include the Company’s portfolio of Ottaway community newspaper properties.

EMPLOYEES

At December 31, 2005, the Company employed 7,501 full-time employees compared with 7,143 full-time employees at December 31, 2004 and 6,975 at December 31, 2003.  The increase in full-time employees in 2005 was largely the result of acquisitions.

PRINT PUBLISHING

Print publishing, which is largely comprised of the global print editions of The Wall Street Journal, is a leading publisher of business and financial content worldwide.  Print publishing also includes our Barron’s weekly financial magazine and our licensing agreement with NBC Universal, whereby Dow Jones provides branding, news content and on-air expertise to CNBC as a further extension of the Dow Jones and The Wall Street Journal brands.  The Journal utilizes a global management structure with shared news flows and workforce and a global advertising customer base and pricing.  Our overall performance is largely dependent on the operating performance of The Wall Street Journal, which, in turn, is dependent, to a significant extent, on the business-to-business (B2B) advertising attracted by the distinctive demographic profile of The Wall Street Journal audience.

U.S. Publications

The Wall Street Journal, our flagship publication, is one of the country’s largest daily national newspapers with average print circulation of 1,739,000 in 2005.  The Journal’s three major national editions are printed at 17 printing plants located throughout the U.S.  The Journal also sells regional advertising in 18 regional editions.

The Wall Street Journal has an overall daily print capacity of 96 pages, including 24 pages of color.  In addition to its business coverage, the Journal also covers the “business of life” with its Personal Journal section which launched in 2002 and runs every Tuesday, Wednesday and Thursday, its Weekend Journal section, which debuted in 1998 and runs every Friday and includes pages devoted to travel, wine, sports, shopping, residential real estate and the arts, and its Saturday Weekend Edition, which we launched in September 2005.  The Journal also publishes special reports at various times of the year on topics such as technology, personal finance and executive compensation, e-commerce and health and medicine, as well as demographically targeted sections devoted to subjects of retirement and small business.

In September 2005, we launched the Weekend Edition of The Wall Street Journal, which was a key element of our long range strategic plan. We expect the Weekend Edition to build off the success of our Weekend Journal and Personal Journal sections in attracting more consumer-oriented advertisers and reduce our reliance over time on B2B financial and technology advertising.  The Weekend Edition is delivered to readers at home on the weekend, enabling advertisers to reach readers in the right place at the right time, which is highly conducive to influencing their consumer spending decisions.

In October 2005, we announced a number of innovative design and content enhancements to the Journal's U.S. print edition, which will be made to better serve existing readers and attract new ones.  These improvements will include changes to the Journal's organization, navigation and content--as well as stronger links to The Wall Street Journal Online at WSJ.com designed to make accessing Journal content faster and more convenient for readers.  Some of these enhancements will be introduced during 2006, culminating in January 2007 with a redesign of the Journal, including reformatting of the Journal to a smaller, more convenient and more industry-standard 48-inch web width from its current 60-inch web width.

The Journal production process employs electronic pagination and satellite transmission of page images to outlying printing plants to enable early delivery of fresher content to the majority of our readers.  The Wall Street Journal is delivered principally in three ways. Approximately 123,000 copies of The Wall Street Journal are sold at newsstands.  Most home and office subscription deliveries are handled through our National Delivery Service, Inc. subsidiary which in 2005 provided early morning delivery to about 1.3 million, or 83%, of The Wall Street Journal’s subscribers each publishing day.  The balance of The Wall Street Journal’s home and office deliveries is made by second class postal service.

The Journal reaches additional readers through The Wall Street Journal Sunday, which focuses on personal finance and careers and is published once a week in the business sections of local newspapers with combined circulation of about 9.1 million in more than 81 community newspapers.

Barron’s, the Dow Jones Business and Financial Weekly, is a weekly magazine with average circulation in 2005 of about 298,000 that caters to financial professionals, individual investors and others interested in financial markets.  Barron’s is printed in all of The Wall Street Journal’s 17 printing plants.  It is delivered by second-class postal service and through National Delivery Service with about 57,000 newsstand copies sold each week.

The Wall Street Journal Classroom Edition is published nine times during the school year and is read by an estimated 750,000 students every month during the academic year in more than 5,000 middle school and high school classrooms throughout the U.S.  Individuals, organizations and corporations sponsor more than one-third of all subscriptions and schools sponsor the remainder.  The Wall Street Journal Campus Edition is included in college newspapers throughout the U.S. and includes the week’s top business news and feature stories.

International Publications

The Wall Street Journal Europe, which had an average circulation of 88,000 in 2005, is headquartered in Brussels, Belgium and printed in Belgium, Germany, Ireland, Israel, Italy, Spain, Switzerland and the United Kingdom.  It is available on the day of publication in continental Europe, the United Kingdom, and parts of the Middle East and North Africa.

The Wall Street Journal Asia, which had an average circulation of 81,000 in 2005, is headquartered in Hong Kong and printed in Hong Kong, Singapore, Japan, Thailand, Malaysia, Taiwan, the Philippines, Korea and Indonesia.

Starting in 2003, the international editions of The Wall Street Journal added news and opinion from The Washington Post.  In October of 2005, we launched reformatted compact international editions of the Journal in a more convenient and easier to read format and are more tightly integrated with The Wall Street Journal Online at WSJ.com (WSJ.com) to better serve the needs of highly mobile international business leaders.

We also publish The Wall Street Journal Special Editions, which are a collection of Journal pages in local languages distributed as part of 39 newspapers in 40 countries.

In the fourth quarter of 2004, we relaunched the Far Eastern Economic Review, a Hong Kong based newsweekly magazine, as a monthly periodical of issues and ideas largely written by Asian opinion leaders from the fields of politics, business and academics.

ELECTRONIC PUBLISHING

Electronic publishing, which electronically distributes business and financial news and information, includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures.  Consumer Electronic Publishing includes the results of WSJ.com and its related Web sites, MarketWatch and its related Web sites, and the Company’s licensing and radio/audio businesses.  Revenues in the electronic publishing segment, which comprised about 24% of our total revenues over the three years ended in 2005, are mainly subscription-based but also include online advertising and other revenues.

Dow Jones Newswires

Dow Jones Newswires is a premier provider of real-time, comprehensive business news and information for financial professionals around the world.  Its news is displayed on approximately 304,000 English-language terminals worldwide providing users with real-time information on equity, fixed income, foreign exchange, commodities and energy markets.  Dow Jones Newswires has a dedicated staff of more than 900 journalists in addition to drawing on the global resources of The Wall Street Journal and the Associated Press.  Newswires also distributes selected portions of its content to the retail customers of on-line brokers.

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

Dow Jones Newswires also publishes on its own or with local partners, in Chinese, Japanese, Spanish, French, Portuguese, Dutch, Italian, German and Russian.  In April 2004, we acquired the remaining interest in the news operations of Vereinigte Wirtschaftsdienste GmbH (VWD), a German local-language news service.  Previously, we were a minority shareholder in VWD.

On March 19, 2004, we acquired Alternative Investor Group, a company serving the private equity and venture capital markets with newsletters, conferences and databases.  Alternative Investor was integrated with Dow Jones Newswires, its newsletters division and Technologic Partners business, which we acquired in late 2003, to form Dow Jones Financial Information Services.

Consumer Electronic Publishing

WSJ.com, introduced in 1996, is a paid online subscription site that offers continuously updated coverage of business news both in the U.S. and abroad.  WSJ.com content comprises the global resources of The Wall Street Journal and Dow Jones Newswires as well as its own dedicated journalists.  In addition to continuously updated exclusive real-time news and scoops, subscribers have access to the full text of each day’s global editions of the Journal, approximately 30,000 in-depth company background reports, an archive of Journal and Dow Jones news articles, and personalized news and stock portfolios.  WSJ.com had 768,000 subscribers at the end of 2005 and was the largest paid subscription news site on the Internet.

On January 21, 2005, we completed the acquisition of MarketWatch, a leading provider of business, company and markets news, financial information and analytical tools which also operates two award-winning Web sites: MarketWatch.com and BigCharts.com.  These free, advertising-supported Web sites served approximately seven million unique visitors per month with timely market news and information.  MarketWatch also operates newsletters, radio and television businesses and the MarketWatch Licensing Services group, which is a leading licensor of market news, data, investment analysis tools and other online applications to financial services firms, media companies, and corporations.  We have fully integrated MarketWatch into the Consumer Electronic Publishing business.

We believe that the MarketWatch acquisition complements The Dow Jones Online Network (which includes WSJ.com and its family of free Web sites, Opinion Journal, Career Journal, Real Estate Journal, Start Up Journal and College Journal as well as the paid Barron’s Online Web site) which provides premium business news to about three million unique visitors per month.  By combining the traffic of The Wall Street Journal Online network and MarketWatch into the Dow Jones Online Network, our Web sites averaged approximately nine million unduplicated unique visitors per month during 2005.  The licensing businesses of MarketWatch provided additional assets, such as online charting and other tools, which extended the reach of our business-to-business licensing operations.

In January 2006, the Company relaunched Barron’s Online, which previously had been included as part of WSJ.com as a fully stand-alone subscription product.  As of late January 2006, the site had more than 45,000 paid subscribers.

Consumer Electronic Publishing also includes our radio/audio business and our consumer electronic licensing division, which offers electronic rights to use Dow Jones content.  The Wall Street Journal Radio Network produces and distributes late-breaking business reports during the week to 250 radio stations across the country, covering 93% of the population.

Dow Jones Indexes/Ventures

In 1997, we began licensing the Dow Jones Industrial Averages as well as other indexes as the basis for trading options, futures, unit trusts, annuities, exchange traded funds, mutual funds, derivatives and specialized structured products.  Dow Jones Indexes offers more than 5,000 indexes, including a variety of specialty indexes, such as the Dow Jones-AIG Commodity Index, the Dow Jones Select Dividend Index and the Dow Jones Islamic Market Indexes.  During 2004, Dow Jones Indexes launched a new family of hedge fund indexes and also partnered with Wilshire Associates to provide the Dow Jones Wilshire index family, which features the Dow Jones Wilshire 5000.

Dow Jones Ventures includes our reprints/permissions business, which sells print or electronic reprints of The Wall Street Journal and Barron’s stories.

COMMUNITY NEWSPAPERS

This segment consists of our wholly-owned Ottaway Newspapers, Inc. subsidiary.  Revenues in this segment include subscription, advertising and other revenues.  These revenues are largely dependent on local consumer-based advertising revenue and comprised about 20% of our revenues over the past three years.

Our community newspapers serve relatively small, isolated communities, outside the heavy competitive pressures of large metropolitan papers.  In October 2005, we purchased The Barnstable Patriot, a small 5,000 circulation, weekly newspaper.  In May 2003, we acquired The Record of Stockton, California, which had daily circulation of about 60,000.

Ottaway publications now include 15 general-interest dailies, published in California, Connecticut, Maine, Massachusetts, Michigan, New Hampshire, New York, Oregon and Pennsylvania.  Average 2005 circulation of the dailies was approximately 431,000; Sunday circulation was approximately 473,000.  Ottaway also publishes 19 weekly newspapers and 21 other publications.  The primary delivery method for the newspapers is by carrier delivery.

Ottaway has invested in a new content management system for its print and online products.  This system will streamline newsroom workflow and allow for the automated transfer of print content to the Web.  In addition, this new technology is being incorporated into the segment’s Internet platform, which also includes standardized ad serving, classified verticals, email marketing and new content modules.

STRATEGIC ALLIANCES (Included in Equity in Earnings of Associated Companies)

Factiva

Dow Jones Reuters Business Interactive LLC (Factiva) is a 50/50 joint venture launched in mid-1999 with Reuters Group Plc.  Factiva is the leading provider of current and archived global business and financial news and information to enterprise end users worldwide.  In addition to its flagship product, Factiva.com, the company provides customers with content delivery tools and services that customize access to Factiva’s content collection.  Factiva's business information sources include exclusive third party access to Dow Jones and Reuters Newswires and The Wall Street Journal, plus nearly 9,000 other sources from around the world.

CNBC International

In December 2005, the Company completed the disposal of its 50% interests in both CNBC Europe and CNBC Asia (collectively CNBC International), as well as its 25% interest in CNBC World, to NBC Universal for nominal consideration pursuant to a July 2005 agreement.

SmartMoney

SmartMoney is a 50/50 joint venture with Hearst Corp.  SmartMoney magazine, The Wall Street Journal Magazine of Personal Business, features sections on personal investing, spending and saving money, and has circulation of more than 800,000 copies.  SmartMoney also includes SmartMoney.com and SmartMoney Custom Solutions.

Vedomosti

Vedomosti, a joint venture owned equally by Dow Jones, Pearson plc and Independent Media, was introduced in 1999.  Circulation reached 68,000 in 2005, with original content created by 94 local reporters and editors and content from The Wall Street Journal and The Financial Times translated into Russian.

STOXX, Ltd.

STOXX, Ltd. is a joint venture owned equally by Dow Jones and the leading stock exchanges of Germany (Deutsche Borse) and Switzerland (Swiss Exchange).  STOXX develops, maintains, distributes and markets the Dow Jones STOXX indices.

Other

Other equity investments include HB-Dow Jones S.A., a part-owner of Economia, a publishing company in the Czech Republic and Adicio, Inc. (formerly known as CareerCast, Inc.), a leading supplier of data services to employers and online career sites.  In April 2005, the Company concluded the sale of its 39.9% minority interest in F.F. Soucy Inc., a Canadian newsprint mill, to its majority owner, Brant-Allen Industries, Inc.

RAW MATERIALS

The primary raw material used by the Company is newsprint.  In 2005, approximately 215,000 metric tons were consumed.  Newsprint was purchased principally from eight suppliers.  The Company was a limited partner in F.F. Soucy, Inc. & Partners, L.P., Riviere du Loup, Quebec, Canada until April 2005 as discussed above.  F.F. Soucy furnished 16% of total newsprint requirements in 2005.  The Company has signed long-term contracts with certain newsprint suppliers, including F.F. Soucy, for a substantial portion of its annual newsprint requirements.  For many years the available sources of newsprint have been adequate to supply the Company's needs.

COMPETITION

Dow Jones print publishing businesses compete for readers and advertisers with a wide range of information providers in many different channels of distribution.  All national and major metropolitan general interest newspapers and many small city or suburban papers carry business and financial content as do many Internet-based services (see those listed below) as well as television and radio.  In addition, specialized magazines in the business and financial field (such as Forbes, Fortune and BusinessWeek), as well as general news magazines, (such as Time and Newsweek) publish substantial amounts of business-related material.  The Journal also competes for advertising with non-business publications offering audiences of similar demographic quality, such as lifestyle magazines (e.g., The New Yorker, Wine Spectator and Gourmet).

The Company's newswires compete with other global financial newswires including Reuters Group Plc, Bloomberg L.P. and other organizations that publish financial news as well as many internet-based providers of financial news and information.  The Company's newswires maintain a stronger market position in North America than internationally.

Consumer Electronic Publishing competes with other Web sites that offer continuously updated coverage of business news as well as licensing of electronic content.  Unlike WSJ.com, competitors do not, for the most part, utilize a full online paid subscription model, and most remain free sites.  Competitors include FT.com, New York Times Digital, TheStreet.com, Bloomberg, Forbes.com, Yahoo!Finance, CNET, CNN Money and MSNMoney/CNBC.

Dow Jones Indexes competes with the indexes distributed by various organizations, including Standard & Poor’s, The Financial Times, and Morgan Stanley Capital International.

Ottaway competes with the metropolitan general-interest newspapers, and other community newspapers as well as Web sites and radio and television stations in their respective local markets.

Factiva competes with various business information service providers, including Dialog Corporation and Lexis-Nexis.  Factiva also competes with various internet-based information search services such as Google, Microsoft and Yahoo!.

ITEM 1A.	RISK FACTORS.

Forward-looking statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of us.  We and our representatives may, from time to time, make written or verbal forward-looking statements.  Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “guidance,” “forecast,” “plan,” “outlook” and similar expressions, in filings with the SEC, in our press releases and in oral statements made by our representatives, identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and are intended to come within the safe harbor protection provided by those sections.  The forward-looking statements are based upon management’s current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, forward-looking statements involve risk and uncertainties that could cause actual results to differ materially from anticipated results.  Such risks and uncertainties include, but are not limited to:

Risks Relating to Our Business

Advertising revenues

We derive a majority of our revenue from advertising, primarily in connection with our print publications and Web sites.  Our overall performance is largely dependent on the operating performance of The Wall Street Journal (including its international and online editions), which, to a significant extent, is dependent upon business-to-business (“B2B”) advertising attracted by the distinctive demographic profile of The Wall Street Journal audience.

Our advertising revenues are impacted by economic and competitive changes in any of our advertising markets, but particularly in our core B2B market.  We continue to experience depressed levels of B2B advertising, especially in technology and finance, which have typically represented approximately 40% of The Wall Street Journal’s advertising linage. These categories may or may not return to historical levels.

Although we have taken initiatives (including the 2002 introduction of our Personal Journal section of The Wall Street Journal and our new Weekend Edition launched in September 2005) to attract more consumer advertising and other diversified advertising, we may or may not be able to further penetrate these new consumer advertising segments.  In particular, The Wall Street Journal’s broad national circulation limits our ability to provide certain local advertising to consumers.  Furthermore, our new Weekend Edition may fail to generate anticipated advertising revenues, resulting in greater losses than are currently expected in its first two years of operation.  In addition, the new Weekend Edition may draw advertising away from our other consumer advertising sections, such as the Friday Weekend Journal section of The Wall Street Journal (introduced in 1998) and Personal Journal, for consumer advertising revenues.

Our ability to attract advertisers to our Web sites depends on our ability to generate traffic to our Web sites and the rate at which users click through on advertisements.  Advertising revenues from our Web sites may be negatively impacted by fluctuations or decreases in our traffic levels.  In addition, we rely on establishing and maintaining distribution relationships with high-traffic Web sites for a portion of our traffic, for which we pay fees, and we could be adversely effected by any changes in such relationships.

Our community newspapers rely on advertising revenue from local advertisers.  These revenues may be negatively impacted by the condition of the economy in the areas where our community newspapers are circulated and by the advertising habits of large regional advertisers who may change their spending patterns or go out of business.

Circulation revenues

Both advertising and circulation revenue are impacted by circulation and readership levels.  The distinctive demographics of The Wall Street Journal's circulation and readership base (in particular, its influential and affluent audience that makes significant B2B spending decisions and spends heavily on consumer items) is an important factor in generating circulation and advertising revenues.  Print circulation and readership at The Wall Street Journal and Ottaway – and the print publishing industry overall – are subject to competition and in particular are being negatively impacted by the preferences of some consumers to receive all or a portion of their news in new media formats and from sources other than traditional newspapers, and the proliferation of these new media formats and sources.  The risk exists that this trend may continue or that our circulation or readership may be negatively impacted by changes made from time to time by agencies such as the Audit Bureau of Circulations and various syndicated research organizations in the way they measure circulation and readership numbers.  While we seek to maintain our print circulation base, we may not be successful in doing so or may incur significant additional costs in attempting to do so and we may not be able to recover these costs through increased circulation and advertising revenues.  If we cannot maintain our print circulation and readership base, this could, in turn, adversely affect our circulation revenues and advertising revenues by reducing the willingness of advertisers to place print ads with us and/or the rates they are willing to pay.  While at the same time this trend is positively impacting our – and others’ -- online businesses, online is relatively smaller than print so the positive impact of this trend may not offset the negative impact on our print profitability.

Subscriptions; Licensing

Certain of our electronic publishing businesses, including Dow Jones Newswires, are subscriber-based and are vulnerable to losses in the number of subscribers.  For example, Dow Jones Newswires could lose subscriptions, measured by the number of terminals carrying Dow Jones Newswires, as a result of business consolidations and layoffs in the financial services industry.  Similarly, WSJ.com, which currently is the largest paid subscription news site on the Internet, may not be able to continue to increase revenues through growing the number of subscribers.  Unlike WSJ.com, our competitors do not, for the most part, utilize a full online paid subscription model, and most remain free Web sites.  Other of our electronic publishing businesses, including Dow Jones Indexes and MarketWatch Licensing Services, rely on revenues from licensing our products and content to third-parties.  Licensing revenues depend on new customer contracts and customer contract renewals, and could decrease if we do not generate new licensing business or existing customers renew for lesser amounts, terminate early or forego renewal.

Seasonality

Our results of operations are subject to seasonal fluctuations, which typically cause revenues in the third quarter (which includes the months of July and August) to be lower than revenues in the remainder of the year.

Cost structure

We have done much cost-cutting over the last several years, but future cost control efforts may not be as successful as anticipated and we may not be able to continue limiting our expense growth.  Factors that may impact our ability to control expense growth in the future include our prior cost cutting, the tightening of the labor market and the resulting risk of loss of key employees, and our recent growth initiatives, such as the MarketWatch acquisition and the new Weekend Edition, and future growth initiatives.  If we are unable to continue to control expense growth in the future, there may be an adverse effect on our overall profitability.

Competition

All of our products and services face intense competition from other newspapers, national business magazines, television, trade publications, newsletters, research reports and services, free and paid Internet sites, other new media and other forms of corporate marketing.  We compete for advertising revenues, subscriptions and consumers, which include readers, online users and television viewers.  Metropolitan general interest newspapers and many small city or suburban papers carry business and financial content, as do many Internet-based services as well as television and radio.  In addition, specialized magazines in the business and financial field, as well as general news magazines, publish substantial amounts of business-related material.  The Wall Street Journal also competes for advertising with non-business publications offering audiences of high demographic quality, such as technology and lifestyle magazines.  Circulation revenues at our community newspapers may be negatively impacted by local competition, including free publications.  Nearly all of these other publications and services seek audiences and seek to sell advertising, making them competitive with our publications and services and affecting our ability to attract and retain advertisers and consumers.  We have experienced declines in advertising that we believe are due to advertisers migrating their campaigns online or to other forms of media and marketing that can reach either more mass consumer audiences or more targeted audiences.

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

Our Dow Jones Newswires business and financial news products are distributed through a limited number of vendors, which distribute our news over their platforms into financial services firms that receive our content by way of subscriptions with these vendors.  Newswires has entered into a bundling arrangement to deliver a selection of our news on all Moneyline Telerate terminals worldwide; this arrangement is important to Newswires’ international revenues and may be adversely affected by the recent acquisition by Reuters of the Moneyline Telerate business.  Moreover, sales of our Dow Jones Newswire products may continue to be negatively impacted by technological changes and changes in the brokerage industry, which have resulted in a diminishing reliance on real time news as business and financial news has become increasingly available via Internet-based publications and services.  In addition, as we strive to increase our international revenues from the Dow Jones Newswires business, we may not succeed given the competition from and subscribers’ desire for, local language news services.

There can be no assurance that we will be able to increase or to maintain the advertising, readership, circulation or subscriptions market share that we currently enjoy.  In addition, changes in the regulatory and technological environment are bringing about a global consolidation of media and telecommunications companies, a proliferation of competitors, and convergence among various forms of media.  As a result, our profitability could face increased pressure from consolidation of our customers, increased competition and new technologies.

Intellectual property

We rely on a combination of trademarks, trade names, copyrights, and other proprietary rights, as well as contractual arrangements, including licenses, to establish and protect our intellectual property and brand names.  We believe our proprietary trademarks and other intellectual property rights are important to our continued success and our competitive position.

Dow Jones Indexes licenses, sometimes exclusively, our proprietary indexes and trademarks to exchanges and financial institutions for use as the basis of financial products.  For example, Dow Jones has licensed the Dow Jones Industrial Average index and related trademarks for use as the basis of the DIAMONDS exchange-traded fund (ETF) and as the basis of exchange-traded options on the DIAMONDS ETF.  Two lawsuits relevant to the index licensing industry are pending in federal court.  Each of these suits is testing the scope of an index provider’s ability to enforce its intellectual property rights with respect to certain licensing activities. In one action, Dow Jones sued the International Securities Exchange (ISE) and Options Clearing Corporation (OCC) concerning the unlicensed issuance and trading of exchange-traded options on the DIAMONDS ETF.  The U.S. District Court for the Southern District of New York issued a decision in that case in 2005 holding that neither ISE nor OCC requires a license from an index provider to issue or trade ETF options.  Dow Jones’ appeal of this decision to the U.S. Court of Appeals for the Second Circuit was argued in February 2006; no decision has been issued.  If the index provider’s intellectual property rights are successfully challenged, our ability to license our index-related property for certain uses may be impaired and our revenues related to such licensing activities could be negatively impacted.

Acquisitions

From time to time, we seek out strategically and financially attractive acquisition opportunities.  Such acquisitions will affect our costs, revenues, profitability and financial position.  Acquisitions, including our recent acquisition of MarketWatch, involve risks and uncertainties, including difficulties in integrating acquired operations, diversions of management resources and loss of key employees, challenges with respect to operating new businesses, debt incurred in financing such acquisitions (including the related possible reduction in our credit ratings and increase in our cost of borrowing) and unanticipated problems and liabilities.

New business opportunities and strategic alliances

There are substantial uncertainties associated with our efforts to leverage our brands to develop new business opportunities and to generate advertising and other revenues from these products.  Initial timetables for the introduction and development of new products or services may not be achieved and price and profitability targets may not prove feasible.  For example, we may be unable to successfully control expenses relating to our new Weekend Edition and may not achieve the gains from advertising revenues that we hope to achieve.  We also face challenges in our attempts to achieve new strategic alliances and to improve the growth and profitability of existing strategic alliances.  For example, we occasionally make non-controlling minority investments in public and private entities.  We may have limited voting rights and, therefore, an inability to influence the direction of such entities.  Therefore, the success of these ventures may be dependent upon the efforts of our partners, fellow investors and licensees.  In addition, external factors, such as the development of competitive alternatives and market response, may negatively impact the success of these new opportunities and alliances.

MDC/Cantor Fitzgerald legal proceeding

We are currently party to a legal proceeding with Market Data Corp. (“MDC”) and Cantor Fitzgerald Securities with respect to our obligations, if any, under a guarantee issued to MDC and Cantor Fitzgerald Securities.  The guarantee relates to certain annual “minimum payments” owed through October 2006 by Telerate under certain conditions for data acquired by Telerate from Cantor Fitzgerald Securities and MDC under contracts entered into by Telerate when Telerate was a subsidiary of ours.  We have established a reserve ($264.7 million as of December 31, 2005) to cover payments we may need to make in connection with the guarantee to Cantor Fitzgerald Securities and MDC. However, if we are required to make payments under this guarantee, whether pursuant to a judgment in the litigation or a settlement agreement, those payments would negatively impact our cash flow.

Labor relations

Approximately 32% of our domestic full-time employees are unionized.  As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively.  Our results could be adversely affected if labor negotiations caused work interruptions or if we are unable to negotiate agreements on reasonable terms.  In addition, our ability to make short-term adjustments to control fringe benefit costs is limited by the terms of our collective bargaining agreements in which benefits are fixed.

Newsprint prices

Newsprint is our single most important raw material and represented approximately 8% of our total operating expenses in each of the last three years.  The price of newsprint has historically been volatile.  Consolidation in the North American newsprint industry has reduced the number of suppliers.  This has led to paper mill closures and conversions to other grades of paper, which, in turn, have decreased overall newsprint capacity, resulted in price increases and increased the likelihood of more price increases in the future.  Our operating results could be adversely affected if newsprint prices increase significantly.

World events

Our results of operations are affected in various ways by events beyond our control, such as wars, political unrest, natural disasters and acts of terrorism which may occur in the future and could have a material adverse effect on our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company operates 17 plants with an aggregate of approximately one million square feet for the printing of its domestic publications.  Printing plants are located in Palo Alto and Riverside, California; Denver, Colorado; Orlando, Florida; LaGrange, Georgia; Naperville and Highland, Illinois; Des Moines, Iowa; White Oak, Maryland; Chicopee, Massachusetts; South Brunswick, New Jersey; Charlotte, North Carolina; Bowling Green, Ohio; Sharon, Pennsylvania; Dallas and Beaumont, Texas; and Federal Way, Washington.  All plants include office space.  All are owned in fee except the Palo Alto, California, plant, which is located on 8.5 acres under a lease to Dow Jones for 50 years, expiring in 2015.

Other facilities, owned in fee with a total of approximately 1,210,150 square feet, house news, sales, administrative, technology and operational staff.  These facilities are located in South Brunswick, New Jersey and Chicopee Falls, Massachusetts.  The Company has leased about 174,500 square feet of its office space in South Brunswick to other companies, mainly including our 50% owned Factiva joint venture.

The Company occupies three major leased facilities in New York City, including leasing about 190,830 square feet downtown at the World Financial Center, which primarily houses editorial and executive staff, and about 13 9 , 000 square feet at two separate midtown locations for advertising sales, Dow Jones N ewswires and Consumer Electronic Publishing staff.  The Company also leases other business and editorial offices in numerous locations around the world, including 92,312 square feet in Jersey City, New Jersey, 40,785 square feet in three locations in London and 56,111 square feet in two locations in Hong Kong.

Ottaway operates in 21 locations, including a 24,000 square foot administrative headquarters in Campbell Hall, New York.  These facilities are located in Santa Cruz and Stockton, California; Danbury, Connecticut; Kennebunk and York, Maine; Hyannis, New Bedford and Nantucket, Massachusetts; Traverse City, Michigan; Stratham and Portsmouth, New Hampshire; Middletown, Oneonta, and Plattsburgh, New York; Medford and Ashland, Oregon; and Stroudsburg, Danville and Sunbury, Pennsylvania.  Local printing facilities, which include office space in certain locations, total approximately 900,000 square feet.  All of these facilities are owned in fee, with the exception of the Maine facilities, which are leased.

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

The trial court in January 2003 denied motions by each of the parties that their own claims for relief be granted and that competing claims be dismissed.  Appeals from those decisions were not pursued, and discovery has concluded.  On January 25, 2006, the trial court denied the bulk of the parties' motions for summary judgment, leaving the resolution of the case for trial.  The Court did grant Dow Jones' motion for summary judgment on a small issue in the case.  The Court did not set a trial date, but has directed the parties to appear before it at a settlement conference in early March 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Executive Officers of the Registrant

Each executive officer is elected annually to serve at the pleasure of the Board of Directors.

Peter R. Kann, age 63, Chairman of the Board since July 1991, served as Chief Executive Officer from January 1991 until February 2006. Mr. Kann served as Publisher of The Wall Street Journal from January 1989 to July 2002, President from July 1989 to July 1991, Chief Operating Officer from July 1989 to December 1990, Executive Vice President from 1985 to 1989 and Associate Publisher of The Wall Street Journal from 1979 to 1988.  Mr. Kann, who is the spouse of Ms. House, joined the Company in 1964.

Richard F. Zannino, age 47, Chief Executive Officer since February 2006, served as Chief Operating Officer from July 2002 until February 2006, Executive Vice President from February 2001 to February 2006 and served as Chief Financial Officer from February 2001 until July 2002.  Before joining Dow Jones, Mr. Zannino was Executive Vice President of Liz Claiborne, Inc., having joined in 1998 as Senior Vice President, Finance & Administration and Chief Financial Officer.  Previously, Mr. Zannino worked briefly as Chief Financial Officer of General Signal Corporation, prior to that company's sale, and before that for five years at Saks Holdings Inc., where he ultimately served as Executive Vice President and Chief Financial Officer.

L. Gordon Crovitz, age 47, Executive Vice President, President, Dow Jones Consumer Media Group, and Publisher of The Wall Street Journal Franchise since February 2006, served as Senior Vice President and President, Electronic Publishing and Senior Vice President/Electronic Publishing from October 1998 to February 2006, and as Vice President/Planning and Development from November 1997 to October 1998.  Managing Director for Telerate's Asia/Pacific operation from September 1996 to November 1997.  Editor and Publisher of Review Publishing Company from July 1993 to September 1996.  Mr. Crovitz joined the Company in 1981.

Clare Hart, age 45, Executive Vice President and President, Dow Jones Enterprise Media Group since March 2006, served as President and CEO of Factiva, a joint venture between Dow Jones and Reuters, from January 2000 to March 2006, and as Vice President and Director of Factiva Global Sales from May 1999 to January 2000.  Executive Director of Enterprise Products for Dow Jones from August 1998 to May 1999.  Ms. Hart held various other positons at Dow Jones from the time she joined the Company in 1983.

Paul E. Steiger, age 62, Managing Editor of The Wall Street Journal since June 1991 and Vice President of the Company since May 1992, Deputy Managing Editor from April 1985 to June 1991 and Assistant Managing Editor from 1983 to April 1985.  Mr. Steiger joined the Company in 1966.

Joseph A. Stern, age 56, General Counsel, Senior Vice President and Secretary since February 2006, served as General Counsel, Vice President and Secretary from February 2005 to February 2006.  Before joining Dow Jones, Mr. Stern was a partner at Fried, Frank, Harris, Shriver & Jacobson LLP, the Company’s primary outside corporate law firm and had advised the Company on a variety of legal issues.  Mr. Stern joined Fried Frank in 1979 and became a partner there in 1984.  Mr. Stern has been employed by the Company for fewer than five years.

Christopher W. Vieth, age 41, Vice President and Chief Financial Officer since July 2002 and Vice President, Finance from March 2001 to July 2002 and Corporate Controller after joining the Company in July 2000 up until July 2002.  Prior to joining Dow Jones, Mr. Vieth had been Vice President and Corporate Controller of Barnes and Noble, Inc. since May 1999.  He joined Barnes and Noble in December 1995 as Director of Finance.  From 1987 through 1995, Mr. Vieth worked at Amerada Hess Corporation.

John N. Wilcox, age 61, Senior Vice President, President, Community Media Group and Chairman and CEO of the Company's Ottaway Newspapers, Inc. subsidiary, served as President of Ottaway Newspapers from January 2003 to February 2006, served as Executive Vice President of Ottaway Newspapers from January 2002 to December 2002, and served as Publisher of the Cape Cod Times, an Ottaway Newspapers publication, from September 1996 to December 2001.

Karen Elliott House, age 57, served as Senior Vice President and Publisher of all print editions of The Wall Street Journal from July 2002 until her retirement in February 2006.  Ms. House also served as President of Dow Jones' International Group from January 1995 to July 2002 and Vice President of the International Group from March 1989 to January 1995.  Ms. House, who is the spouse of Mr. Kann, joined the Company in 1974.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed on the New York Stock Exchange.  The class B common stock is not traded.  The approximate number of stockholders of record as of January 31, 2006 was 10,400 for common stock and 3,600 for class B common stock.  The Company paid $1.00 per share in dividends in 2005 and in 2004.

	Market Price 2005		Dividends	Market Price 2004		Dividends
Quarters	High	Low	Paid 2005	High	Low	Paid 2004

First	$43.35	$36.85	$0.25	$52.74	$45.10	$0.25
Second	38.35	31.94	0.25	49.68	44.27	0.25
Third	43.10	35.94	0.25	45.20	39.50	0.25
Fourth	39.42	32.55	0.25	45.24	40.44	0.25

Issuer Purchases of Equity Securities

In 1998 the Company’s Board of Directors authorized the repurchase of $800 million of the Company’s common stock and in September 2000 authorized the repurchase of an additional $500 million of the Company’s common stock.  As of December 31, 2005, approximately $326.4 million remained under board authorization for share repurchases.  The Company has not repurchased any shares of its common stock since the first quarter of 2003.

ITEM 6.	SELECTED FINANCIAL DATA.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that affect the comparability of the information reflected in this table.  The following table shows selected financial data for the most recent five years:

(dollars in thousands, except per share amounts)
	Fiscal Year Ended December 31
	2005(1)	2004(1)	2003(1)	2002(2)	2001(3)

Income Statement Data:
Revenues:
Advertising	$961,288	$946,325	$871,817	$877,681	$1,052,322
Information services	411,804	328,708	286,863	281,220	289,321
Circulation and other	396,598	396,425	389,805	400,272	431,440
Total revenues	1,769,690	1,671,458	1,548,485	1,559,173	1,773,083
Operating expenses	1,648,382	1,509,284	1,405,572	1,484,090	1,662,884
Operating income	121,308	162,174	142,913	75,083	110,199
Other (expense) income	(17,697)	(4,048)	79,390	190,164	(1,185)
Income taxes	43,216	58,578	51,704	63,741	10,794
Net income	$60,395	$99,548	$170,599	$201,506	$98,220
Net income per share:
Basic	$.73	$1.22	$2.09	$2.41	$1.15
Diluted	.73	1.21	2.08	2.40	1.14

Balance Sheet Data (at period end):
Cash and cash equivalents	$10,633	$17,237	$23,514	$39,346	$21,026
Total assets	1,781,972	1,380,203	1,304,154	1,207,659	1,298,340
Long-term debt	224,928	135,845	153,110	92,937	173,958
Total debt	472,395	145,843	153,110	92,937	173,958
Stockholders’ equity	162,265	150,543	129,661	30,571	41,777

Other Cash Flow and Operating Data:
Net cash provided by operating activities	$197,529	$251,909	$220,312	$146,302	$340,797
Cash dividends per share	1.00	1.00	1.00	1.00	1.00
Advertising volume increase/(decrease):
The Wall Street Journal	(0.7)%	(0.5)%	(1.3)%	(17.6)%	(37.6)%
The Wall Street Journal Asia	2.3	(3.3)	2.0	(24.0)	(29.0)
The Wall Street Journal Europe	1.6	(3.5)	9.3	(22.6)	(28.9)
Barron’s	(12.5)	11.7	(16.0)	(10.4)	(33.4)
Community newspapers	(2.6)	4.2	(1.6)	(1.8)	(2.5)
Electronic publishing (at period end):
Dow Jones Newswires terminals	304,000	298,000	293,000	308,000	330,000
WSJ.com subscribers	768,000	712,000	689,000	679,000	626,000

(1)	Refer to page 29 for further information regarding items affecting comparisons of these figures.

(2)

In 2002, certain items affecting comparisons include the following: (a) included within operating income was a restructuring charge of $26.9 million ($15.8 million after taxes) related to a work-force reduction partially offset by a gain of $3.1 million ($1.8 million after taxes) reflecting insurance proceeds on assets destroyed as a result of the September 11 terrorist attack on the World Trade Center; and, (b) included within non-operating income was a gain of $197.9 million ($164.1 million after taxes) from the sale of certain community newspaper properties; and a charge of $11.9 million related to the accretion of discount on a contract guarantee.

(3)

In 2001, certain items affecting comparisons include the following: (a) included within operating income were restructuring charges related to work-force reductions and related asset write-downs and certain losses related to the September 11 terrorist attack on the World Trade Center totaling $73.2 million ($43.8 million after taxes); (b) included within non-operating expenses was a net gain of $17.1 million from a contract guarantee, reflecting the net reversal of certain losses; partially offset by a charge of $8.8 million related to the impairment in the value of certain investments; and (c) included within income taxes was a net tax savings of $30 million from the adjustment of an income tax valuation allowance as a result of the expected utilization of capital loss carryforwards.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

Dow Jones & Company is a leading provider of global business and financial news and information through newspapers, newswires, magazines, the Internet, indexes, licensing, television and radio.  In addition, the Company owns general-interest community newspapers throughout the U.S.  For the year ended December 31, 2005, approximately 50% of the Company’s revenues were derived from the print publishing segment, which is primarily comprised of the global editions of The Wall Street Journal.  The Company’s overall financial results are largely dependent on the operating performance of The Wall Street Journal, which, to a significant extent, is dependent upon business-to-business (B2B) advertising placed in its publications, particularly from the financial and technology sectors.  The electronic publishing segment, which includes newswires, online publishing, indexes and other electronic operations, comprised approximately 30% of the Company’s revenue, while the remaining approximately 20% of total revenues were contributed from the general-interest community newspapers segment.

In 2005, while profits from our electronic publishing segment were particularly strong, our print publishing segment continued to face a difficult industry-wide print advertising environment.  As a result, for the year, advertising linage at The Wall Street Journal declined 0.7%.  Advertising in the Journal was down 7% in the first six months and up 6% in the latter six months aided by the September launch of the Weekend Edition and an increase in weekday advertising.  While advertisers continue to decide their spending close to actual publication dates, making predictions difficult, we expect this improved trend to continue into the first quarter of 2006.  We remain focused on improving quality, controlling our spending, sharpening our execution, improving under-performing businesses, and executing on the many strategic initiatives currently underway to reshape our portfolio and drive future growth.  These initiatives include the acquisition of MarketWatch in January, the September launch of the Weekend Edition, the October 17 launch of new reformatted international compact editions of the Journal, and the recently announced content and design changes and planned web width reduction at the U.S. Journal to debut in January 2007.

We expect that Weekend Edition will build off the success of our Weekend Journal and Personal Journal weekday sections in growing and diversifying our advertising customer base by attracting more consumer-oriented advertisers.  We have a uniquely influential and affluent audience that not only makes large B2B spending decisions but also spends heavily on personal consumption items.  The Weekend Edition enables advertisers to reach these readers in the right place at the right time – at home on the weekend – which is highly conducive to influencing their consumer spending decisions.  More than 360 advertisers supported the Weekend Edition in 2005, with 55% of them new to the Journal.  About 65% of the ad revenue is from consumer advertising, with only about 35% of it shifting from the weekday editions.  While this initiative diluted earnings by about 11 cents per share in 2005, and is expected to dilute earnings in 2006 by about 15 cents per share, we believe that the Weekend Edition will be a major driver of long-term growth in revenue and earnings.

In October 2005, we announced a number of innovative design and content enhancements to the Journal's U.S. print edition, which will be made to better serve existing readers and attract new ones.  These improvements will include changes to the Journal's organization, navigation and content--as well as stronger links to WSJ.com--designed to make accessing Journal content faster and more convenient for readers.  Some of these enhancements will be introduced during 2006, culminating in January 2007 with a redesign of the Journal and reformatting to a more industry-standard 48-inch web width from its current 60-inch web width.

Retrofitting 19 presses in the Journal's 17 print sites to print the new web width is expected to be completed by January 2007 and the capital cost for such is estimated at $43 million, of which $3 million was expended in 2005, and we expect the remainder will be expended in 2006 ($36 million) and 2007 ($4 million).  We will also incur about $13 million in one-time training, development and marketing costs for the project, $9 million of which will be incurred in 2006.  The redesigned and newly formatted paper will launch in January 2007 and, excluding one-time start-up costs, we expect to save about $18 million per year in operating expenses (after about $4 million per year in non-cash depreciation expense), mainly from reduced newsprint consumption, starting in 2007.  The project is expected to generate an after-tax return on investment of about 26% with a payback period of less than three years.  This initiative is expected to dilute earnings in 2006 by about 7 cents per share and be accretive to earnings in 2007 and thereafter by about 13 cents per share.

We have also undertaken a number of other initiatives to reshape our portfolio and to increase profits for the Company.  In October 2005, we launched reformatted compact editions at our international editions in an easier to read format that is more tightly integrated with WSJ.com to better serve the needs of highly mobile international business leaders.  We expect this international repositioning will not only improve annual profits by $17 million, mainly from reduced costs, but also drive increased revenue.  During 2005 we also entered into an agreement to exit our unprofitable television partnerships with CNBC in Europe and Asia and in CNBC World, while maintaining our profitable licensing relationship with CNBC in the U.S.  The exit is expected to eliminate about $15 million of annual pretax equity losses.

On January 21, 2005, we completed the acquisition of MarketWatch for a purchase price of approximately $532 million, including certain transaction costs, significantly expanding our participation in online publishing.  MarketWatch is a leading provider of company, markets and business news, financial information and analytical tools and operates two award-winning Web sites: MarketWatch.com and BigCharts.com.  Prior to the acquisition these free, advertising-supported, sites served approximately seven million unique visitors per month with timely market news and information.  MarketWatch also operates MarketWatch Licensing Services, which is a leading licensor of news, data, investment analysis tools and other online applications to financial services firms, media companies, and corporations for use mainly on their intranets and retail Web sites.  MarketWatch has been fully integrated into our Consumer Electronic Publishing business, with extensive integration of its news, advertising sales, information technology and back office operations.  The Company believes that the MarketWatch merger complements The Wall Street Journal Online Network, which provides premium business news to about three million unique visitors per month.  By combining the traffic of The Wall Street Journal Online network and MarketWatch into the Dow Jones Online Network, our Web sites averaged approximately nine million unduplicated unique visitors per month during 2005.  The combined Consumer Electronic Publishing business exceeded our profit expectations for 2005, largely due to higher than expected cost synergy savings on the MarketWatch integration.

We are very proud to have won two additional Pulitzer prizes in 2005, one for health care coverage and the other for film criticism.  These awards represent our 30th and 31st Pulitzers, and are especially gratifying as they were awarded in our new “business of life” coverage areas.

Finally, in the first quarter of 2006, we announced changes in our management and organizational structure.  Effective February 1, 2006, Richard F. Zannino was named chief executive officer and elected to the board of directors.  Peter R. Kann retired as chief executive officer as of such date and will continue as chairman until April 2007.  Karen Elliott House, senior vice president of Dow Jones and publisher of The Wall Street Journal, also retired in February.  Effective February 22, 2006, the Company established a new organizational structure pursuant to which it will organize and report its business around its three markets:  consumer media, enterprise media, and community media.  The Consumer Media Group is led by L. Gordon Crovitz, executive vice president of Dow Jones, president of Dow Jones Consumer Media Group, and publisher of The Wall Street Journal Franchise.  The Enterprise Media Group is led by Clare Hart, executive vice president of Dow Jones and president of Dow Jones Enterprise Media Group. The Community Media Group is led by John Wilcox, senior vice president of Dow Jones, president of Dow Jones Community Media Group and chairman and chief executive officer of Ottaway Newspapers, Inc.  The new structure is expected to result in cost savings of approximately $8 million per year, largely as a result of eliminating about 20 net positions.  The Company expects to record a charge of approximately $11 million in the first quarter of 2006 reflecting employee severance and other costs.

Results of Operations

Consolidated Results of Operations - 2005 Compared to 2004:

			Increase/
(in thousands, except per share amounts)	2005	2004	(Decrease)

Revenues:
Advertising	$961,288	$946,325	1.6%
Information services	411,804	328,708	25.3
Circulation and other	396,598	396,425
Total revenues	1,769,690	1,671,458	5.9

Operating expenses	1,648,382	1,509,284	9.2

Operating income	121,308	162,174	(25.2)

Non-operating loss*	(17,697)	(4,048)	-

Income taxes	43,216	58,578	(26.2)

Net income	$60,395	$99,548	(39.3)

Earnings per share:
Basic	$.73	$1.22	(40.2)
Diluted	.73	1.21	(39.7)

*Net of minority interests.

Net Income

Net income in 2005 was $60.4 million, or $.73 per diluted share, compared with net income in 2004 of $99.5 million, or $1.21 per share (all “per share” amounts included herein are based on reported net income and diluted weighted-average shares outstanding).  Earnings per share in 2005 included certain items affecting comparisons that netted to a reduction in earnings of $.25 per share, while earnings in 2004 included certain items affecting comparisons that had no net effect on earnings per share.  These items are detailed further beginning on page 29.

Revenues

Revenues in 2005 increased $98.2 million, or 5.9%, to $1.77 billion, primarily reflecting the impact of recent acquisitions and strong organic growth at the Company’s electronic publishing businesses partially offset by lower revenue at print publishing.   Advertising revenue increased $15 million , or 1.6%, as strong growth in online advertising, in part due to the MarketWatch acquisition, was partially offset by lower advertising revenue at print publishing . Information services revenues grew $83.1 million, or 25.3%, reflecting incremental revenue from MarketWatch as well as organic growth across electronic publishing.  Circulation and other revenue was flat as higher revenue from The Wall Street Journal, was offset by lower circulation revenue at Ottaway and the Far Eastern Economic Review.

Operating Expenses

Operating expenses in 2005 increased $139.1 million, or 9.2%, to $1.65 billion, primarily reflecting incremental costs from MarketWatch (approximately five percentage points of the increase), incremental costs for Weekend Edition, higher newsprint costs and a restructuring charge recorded during the second quarter.  Newsprint costs increased 9.9%, driven by an 11.8% increase in newsprint prices, partially offset by a 1.7% decline in consumption.  The number of full-time employees at December 31, 2005, was 7,501 as compared to 7,143 last year.  Excluding acquisitions, headcount was flat compared to last year.

Operating Income

Operating income in 2005 was $121.3 million (6.9% of revenues), down $40.9 million, or 25.2%, from 2004 operating income of $162.2 million (9.7% of revenues), as higher profits at the Company’s electronic publishing businesses were more than offset by a decline in profits at the Company’s print publications, in part due to planned dilution related to the launch of the Weekend Edition, and restructuring charges.

Non-operating Loss

Non-operating losses totaled $17.7 million compared to $4 million in 2004.  The increase from 2004 was driven by the $35.9 million charge recorded to write-down the Company’s investments in CNBC International and CNBC World and a $13.9 million increase in net interest expense as a result of borrowings to fund the MarketWatch acquisition.  Partially offsetting these items were nearly $22.9 million of gains from investment dispositions and improved results from our equity investments.  The investment write-downs and investment dispositions are detailed further beginning on page 29.

The Company’s share of equity in earnings of associated companies in 2005 was $14.1 million compared with earnings of $2.4 million in 2004.  The increase was driven by the elimination of international television losses, as well as improvement at Stoxx, Vedomosti and SmartMoney, which more than offset reduced equity earnings resulting from the sale of F.F. Soucy during the year.

Consolidated Results of Operations - 2004 Compared to 2003:

			Increase/
(in thousands, except per share amounts)	2004	2003	(Decrease)

Revenues:
Advertising	$946,325	$871,817	8.5%
Information services	328,708	286,863	14.6
Circulation and other	396,425	389,805	1.7
Total revenues	1,671,458	1,548,485	7.9

Operating expenses	1,509,284	1,405,572	7.4

Operating income	162,174	142,913	13.5

Non-operating (loss) income*	(4,048)	79,390	-

Income taxes	58,578	51,704	13.3

Net income	$99,548	$170,599	(41.6)

Earnings per share:
Basic	$1.22	$2.09	(41.6)
Diluted	1.21	2.08	(41.8)

*Net of minority interests.

Net Income

Net income in 2004 was $99.5 million, or $1.21 per diluted share, compared with 2003 earnings of $170.6 million, or $2.08 per share.  Earnings per share in 2004 included certain items affecting comparisons that taken together had no net effect on earnings per share in 2004, while 2003 included certain items affecting comparisons that netted to a gain of $1.12 per share.  These items are detailed further beginning on page 29.

Revenues

Revenues in 2004 increased $123 million, or 7.9%, to $1.7 billion.  On a “same property” basis, meaning excluding properties divested or acquired during the preceding year, total revenue was up 4.9%.  Advertising revenue was up 8.5% and, on a same property basis, increased 7.1%, primarily reflecting strong gains in advertising rates at the U.S. Journal and volume and rate gains at our community newspapers segment.  Information services revenues were up 15% and, on a same property basis, increased 5.2%, reflecting strong organic growth at Consumer Electronic Publishing and Dow Jones Indexes/Ventures.  Circulation and other revenue were up 1.7% and, on a same property basis, decreased slightly.

Operating Expenses

Operating expenses in 2004 increased $103.7 million, or 7.4%, to $1.51 billion.  Just over one percentage point of the increase was due to the fact that 2003 expenses were reduced by an $18.4 million gain on the settlement of a business interruption insurance claim, while the remaining increase reflected incremental costs from newly acquired properties (about three percentage points), and the balance was due to increases in employee compensation, newsprint usage and prices, and unfavorable changes in foreign currency exchange.  Newsprint expense, on a same property basis, increased 8.5% as a result of a 6.5% increase in newsprint prices and a 1.9% increase in consumption.  The number of full-time employees at December 31, 2004 was 7,143, up 2.4% from December 31, 2003, primarily reflecting additional employees from acquisitions.

Operating Income

Operating income in 2004 was $162.2 million (9.7% of revenues), up $19.3 million, or 13.5%, from 2003 operating income of $142.9 million (9.2% of revenues).  The increase in operating income reflected a 33% growth in operating income at our business segments, partially offset by the insurance gain in 2003, which did not recur in 2004.

Non-operating (Loss)/Income

Non-operating losses totaled $4 million in 2004 compared with non-operating income of $79.4 million in 2003.  Non-operating income in 2003 included a gain of $59.8 million related to the resolution of a loss contingency related to the sale of our former Telerate subsidiary, $6.7 million of interest income related to an IRS tax refund and a gain of $18.7 million from a non-monetary exchange of interests in The Wall Street Journal Europe and Handelsblatt, net of a $9.5 million charge related to the accretion of discount on a contract guarantee.  Non-operating losses in 2004 included a $6.9 million charge related to the accretion of discount on the contract guarantee, net of a $3.3 million gain on the disposition of an investment.  These items are detailed further beginning on page 29.

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

Print Publishing

Print publishing, which is largely comprised of the global editions of The Wall Street Journal, publishes business and financial content world-wide.  This content is published primarily in the U.S., Europe, Asia and Latin America editions of The Wall Street Journal and on U.S. television through a licensing agreement with CNBC.  The Company manages the global Journal operations as one segment as their products comprise the global Journal brand, and there are significant interrelationships within the editions including global management, shared news flows and workforce and a global advertising customer base, sales force and pricing.  U.S. television, which represents a licensing agreement with NBC Universal to provide branding, news content and on-air expertise to CNBC, is a further extension of the Journal brand and content.  U.S. television contributes a significantly higher operating margin than the publications within the segment since it largely represents incremental revenue for the global Journal content and branding.  The Company also includes the operations of Barron’s within print publishing instead of reporting them separately because of their relative immateriality to the Company’s results on a consolidated basis and because Barron’s shares services with and its operations are similar to the global Journal.

In September 2005, the Company launched the Weekend Edition of The Wall Street Journal, which is expected to build off the success of the Weekend Journal and Personal Journal sections in attracting more consumer-oriented advertisers and reduce the reliance over time on B2B financial and technology advertising.  The Weekend Edition is delivered to readers at home on Saturday mornings, enabling advertisers to reach readers in the right place at the right time, which is highly conducive to influencing their consumer spending decisions.

In October 2005, the Company launched reformatted compact international editions which are now in an easier to read format and are more tightly integrated with WSJ.com to better serve the needs of highly mobile international business leaders.

Print Publishing – 2005 Compared to 2004:

(dollars in thousands)			Increase/
	2005	2004	(Decrease)
Revenues:
U.S. publications:
Advertising	$579,873	$606,649	(4.4)%
Circulation and other	260,635	260,375	0.1
Total for U.S. publications	840,508	867,024	(3.1)

International publications:
Advertising	46,559	48,630	(4.3)
Circulation and other	29,072	33,179	(12.4)
Total for international publications	75,631	81,809	(7.6)

Total revenue	916,139	948,833	(3.4)

Operating expenses	939,240	917,348	2.4

Operating (loss) income	$(23,101)	$31,485	-

Operating margin	(2.5)%	3.3%

Included in expenses:
Depreciation and amortization	$56,931	$65,335	(12.9)

Statistical information:
Advertising volume increase/(decrease):
The Wall Street Journal:(1)
General	1.2%	4.0%
Technology	(8.1)	(23.8)
Financial	(14.9)	7.0
Classified	12.4	8.9
Total U.S. Journal	(0.7)	(0.5)

The Wall Street Journal Asia	2.3	(3.3)
The Wall Street Journal Europe	1.6	(3.5)
Barron’s	(12.5)	11.7

(1) General and technology advertising for 2004 has been reclassified to conform to the 2005 presentation.

Revenues

Print publishing revenues for 2005 decreased $32.7 million, or 3.4%, to $916.1 million, primarily driven by weakness in advertising revenue.

U.S. Publications:

U.S. advertising revenue declined $26.8 million, or 4.4%, to $579.9 million, primarily from lower advertising yield and linage at The Wall Street Journal as well as lower television advertising revenue.  At the U.S. Journal, general advertising linage, which represented 42.1% of total U.S. Journal linage, increased 1.2% on higher general B2B advertising, partially offset by declines in auto, travel and pharmaceutical advertising.  Technology advertising, which represented 15.6% of total U.S. Journal linage, decreased 8.1%, on declines in all categories except personal computer and office products.  Financial advertising, which represented 15.7% of total U.S. Journal linage, declined 14.9% as declines in wholesale, mutual funds and advisory advertising more than offset increases in tombstone and retail banking advertising.  Classified and other advertising linage, the lowest yielding advertising category, increased 12.4% and represented 26.6% of total U.S. Journal linage.  Color advertising pages increased 6%, and color premium revenue was up 19%.

Circulation and other revenue for the U.S. print publications increased $0.3 million to $260.6 million.  Average circulation for The Wall Street Journal was 1,739,000 during 2005 compared with average circulation of 1,810,000 in 2004.  The decline in average circulation was largely due to fewer bulk sale copies.  Average circulation for Barron’s was 298,000 in 2005 as compared to 299,000 in 2004.

International Publications:

International print publication revenues declined $6.2 million, or 7.6%, to $75.6 million as increased advertising at The Wall Street Journal Europe and The Wall Street Journal Asia was more than offset by lower planned revenues from FEER, due to the repositioning from a weekly to a monthly publication that occurred during the fourth quarter of 2004.  In October 2005, the Asian and European editions of the Journal were re-launched in new compact formats with enhanced linkages between print and online editions, which contributed to 12.3% and 29.3% linage increases in Asia and Europe, respectively, during the fourth quarter.  International print circulation and other revenues declined $4.1 million, or 12.4%, also due to the repositioning of FEER.  Combined average circulation for the international Journals was 169,000 in 2005 compared with 167,000 in 2004.

Operating Expenses

Print publishing expenses increased $21.9 million, or 2.4%, to $939.2 million, largely due to investments in Weekend Edition as well as higher marketing and newsprint expenses, which were partially offset by lower compensation costs on lower headcount.  Newsprint costs increased 10.1%, reflecting an 11.7% increase in newsprint prices, partially offset by a 1.5% decline in consumption.  The number of full-time employees in the print publishing segment decreased 2% as compared to last year.

Operating Loss

Print publishing’s 2005 operating loss was $23.1 million compared to income of $31.5 million in 2004 (3.3% of revenues), reflecting planned dilution related to Weekend Edition as well as reduced profits at the U.S. Journal and U.S. television partially offset by reduced losses at the international editions.

Print Publishing – 2004 Compared to 2003:

(dollars in thousands)			Increase/
	2004	2003	(Decrease)
Revenues:
U.S. publications:
Advertising	$606,649	$570,351	6.4%
Circulation and other	260,375	263,300	(1.1)
Total for U.S. publications	867,024	833,651	4.0

International publications:
Advertising	48,630	47,674	2.0
Circulation and other	33,179	34,143	(2.8)
Total for international publications	81,809	81,817

Total revenue	948,833	915,468	3.6

Operating expenses	917,348	907,389	1.1

Operating income	$31,485	$8,079	-

Operating margin	3.3%	0.9%

Included in expenses:
Depreciation and amortization	$65,335	$67,054	(2.6)

Statistical information:
Advertising volume increase/(decrease):
The Wall Street Journal:(1)
General	4.0%	(3.5)%
Technology	(23.8)	2.9
Financial	7.0	(15.8)
Classified	8.9	14.1
Total U.S. Journal	(0.5)	(1.3)

The Wall Street Journal Asia	(3.3)	2.0
The Wall Street Journal Europe	(3.5)	9.3
Barron’s	11.7	(16.0)

(1) General and technology advertising for 2004 and 2003 has been reclassified to conform to the 2005 presentation.

Revenues

Print publishing revenues for 2004 increased $33.4 million, or 3.6%, to $948.8 million, reflecting advertising revenue gains at the U.S. publications.

U.S. Publications:

U.S. print publication revenue increased $33.4 million, or 4%, to $867 million.  U.S. print publication advertising revenue increased $36.3 million, or 6.4%, to $606.6 million, despite a 0.5% decrease in advertising linage at The Wall Street Journal as a result of higher ad yield (or revenue per page).  General advertising, which represented about 41% of total U.S. Journal linage, increased 4% in 2004.  The increase in general ad volume was driven by a 4% increase in consumer advertising linage and a 13% increase in consumer ad revenue, with gains in luxury and pharmaceuticals advertising, partially offset by a decline in auto advertising.  Financial advertising, which accounted for 18% of total Journal linage, increased 7% with ad revenue up 15% in 2004.  Financial ad volume improved as a result of strong gains in wholesale advertising coupled with increases in retail mutual funds advertising partially offset by weakness in banks and savings and loan advertising.  Technology advertising, which represented 17% of total U.S. Journal linage, fell 23.8% due to softness in nearly all technology categories.  Classified and other advertising linage, which represented about 24% of total U.S. Journal linage, increased 8.9% while ad revenue increased about 12%, driven by strong increases in real estate advertising coupled with increases in classified advertising.  Color advertising pages increased 20%, and color premium revenue was up 34%.

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

International Publications:

Revenues at our international publications were flat, as revenue increases at the international editions of the Journal were offset by revenue declines at the Far Eastern Economic Review (FEER), largely due to repositioning of their operations in the fourth quarter of 2004 from a weekly magazine to a monthly publication.  International print publication advertising revenues increased $1 million, or 2%, to $48.6 million, as gains in advertising rates were partially offset by a decrease in advertising volume at The Wall Street Journal Asia and The Wall Street Journal Europe and the lower revenue from FEER.  International print circulation and other revenues decreased $1 million, or 2.8%, to $33.2 million, in part due to lower conferences revenue and circulation revenue at FEER.  Combined average circulation for the International Journals was 167,000 in 2004 compared with 168,000 in 2003.

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

Electronic Publishing

Electronic publishing, which electronically distributes business and financial news and information, includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures.  Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites, MarketWatch and the Company’s licensing, business development and radio/audio businesses.  The Company manages electronic publishing as one segment, based on the similar distribution channels, global management, shared workforce and corporate branding.  Revenues in the electronic publishing segment are mainly subscription-based but also include online advertising and other revenues.

On January 21, 2005, the Company completed the acquisition of MarketWatch for a purchase price of $532 million, including certain transaction costs.  The Company fully integrated MarketWatch into the Consumer Electronic Publishing business.  On July 7, 2004, the Company acquired the remaining two-thirds interest in OsterDow Jones Commodity News for $1.6 million.  On April 2, 2004, the Company acquired the remaining interest in the news operations of Vereinigte Wirtschaftsdienste GmbH (VWD), a German newswires business, for $12.1 million.  The acquired business consists of financial newswires and newsletters.  The Company was a minority shareholder in VWD.  On March 19, 2004, the Company purchased Alternative Investor, a provider of newsletters, databases and industry conferences for the venture capital and private equity markets for $85 million.  All of the above acquisitions, excluding MarketWatch, are now part of Dow Jones Newswires.

Electronic Publishing – 2005 Compared to 2004:

(dollars in thousands)			Increase/
	2005	2004	(Decrease)
Revenues:
Dow Jones Newswires:
North America	$200,508	$192,375	4.2%
International	67,294	55,698	20.8
Total Dow Jones Newswires	267,802	248,073	8.0

Consumer Electronic Publishing(1)	172,697	79,710	116.7
Dow Jones Indexes/Ventures	66,358	53,398	24.3
Total revenue	506,857	381,181	33.0

Operating expenses	394,811	302,147	30.7

Operating income	$112,046	$79,034	41.8

Operating margin	22.1%	20.7%

Included in expenses:
Depreciation and amortization	$38,644	$27,732	39.3

Statistical information:
Dow Jones Newswires terminals	304,000	298,000	2.0
WSJ.com subscribers	768,000	712,000	7.9

(1)On a pro forma basis, including MarketWatch revenues in the respective periods prior to the Company’s acquisition, Consumer Electronic Publishing revenues increased 10.2% from 2004.

Revenues

Electronic publishing revenues increased $125.7 million, or 33%, to $506.9 million, driven by acquisitions and strong organic revenue growth at all electronic publishing businesses.

Dow Jones Newswires revenue increased $19.7 million, or 8%, to $267.8 million (up 3.8% excluding acquisitions made during 2004). Revenues in North America increased 4% and internationally increased 21%, driven almost entirely by acquisitions.  The number of English-language terminals carrying Dow Jones Newswires at December 31, 2005 was 304,000, an increase of 6,000 compared to last year as an increase of 10,000 terminals internationally was partially offset by a 4,000 terminal decrease in North America.

Consumer Electronic Publishing revenue increased $93 million, or 117%, to $172.7 million, primarily driven by the MarketWatch acquisition and strong revenue growth at WSJ.com.  On a pro forma basis, including MarketWatch revenues in the respective periods prior to the Company’s acquisition in January 2005, Consumer Electronic Publishing revenues grew 10.2%, reflecting growth in advertising and subscriber revenue.  The WSJ.com Web site continued to be the largest paid subscription news site on the Internet with subscribers of 768,000 as of December 31, 2005 compared to 712,000 a year earlier, while also increasing the subscription price during 2005.  Including MarketWatch, total unduplicated unique visitors and page views to the Dow Jones Online Network averaged approximately 8 million and 299 million, respectively, per month during the fourth quarter of 2005.

Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes and reprints/permissions businesses, increased $13 million, or 24.3%, to $66.4 million from continued growth in the number of licensees and indexes published.

Expenses

Electronic publishing expenses were up $92.7 million, or 30.7%, to $394.8 million, largely due to acquisitions in 2004 and 2005, with the remainder of the increase primarily from higher compensation, facilities and marketing costs.  The number of full-time employees in the electronic publishing segment was up 18% from a year ago mainly due to acquisitions.

Operating Income

Electronic publishing’s operating income was $112 million (22.1% of revenues), an improvement of $33 million, or 41.8%, over 2004 operating income $79 million (20.7% of revenues), driven by increased profits at Consumer Electronic Publishing and Dow Jones Indexes/Ventures.

Electronic Publishing – 2004 Compared to 2003:

(dollars in thousands)	2004	2003	Increase/ (Decrease)
Revenues:
Dow Jones Newswires:
North America	$192,375	$170,267	13.0%
International	55,698	42,803	30.1
Total Dow Jones Newswires	248,073	213,070	16.4

Consumer Electronic Publishing	79,710	68,716	16.0
Dow Jones Indexes/Ventures	53,398	40,246	32.7
Total revenue	381,181	322,032	18.4

Operating expenses	302,147	254,161	18.9

Operating income	$79,034	$67,871	16.4

Operating margin	20.7%	21.1%

Included in expenses:
Depreciation and amortization	$27,732	$26,263	5.6

Statistical information:
Dow Jones Newswires terminals	298,000	293,000	1.7
WSJ.com subscribers	712,000	689,000	3.3

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

Consumer Electronic Publishing revenue increased $11 million, or 16%, to $79.7 million on a 26% increase in advertising revenue coupled with increases in licensing revenue and WSJ.com subscriber revenue.  At the end of December 2004, the number of WSJ.com subscribers reached 712,000, an increase of 3.3% from a year earlier.  Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes and reprints/permissions businesses, increased $13.2 million, or 33%, to $53.4 million, driven by increases in Indexes revenue and in reprints and permissions revenue.

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

Community Newspapers

Our Ottaway community newspapers segment publishes 15 daily newspapers and over 30 weekly newspapers and “shoppers” in nine states in the U.S.  Ottaway serves relatively small, self-contained communities, outside the heavy competitive pressures of large metropolitan papers and other media.  Ottaway’s strong and stable cash flow over the years has helped us weather a particularly harsh B2B ad environment in our print publishing segment.  During 2005, Ottaway’s revenue grew modestly over 2004 but operating income declined as we invested in a new Ottaway-wide internet initiative and content management system to help drive continued increases in Ottaway’s internet ad revenues.

Community Newspapers– 2005 Compared to 2004:

(dollars in thousands)			Increase/
	2005	2004	(Decrease)
Revenues:
Advertising	$261,797	$255,766	2.4%
Circulation and other	84,897	85,678	(0.9)
Total revenue	346,694	341,444	1.5

Operating expenses	266,945	252,329	5.8

Operating income	$79,749	$89,115	(10.5)

Operating margin	23.0%	26.1%

Included in expenses:
Depreciation and amortization	$12,576	$11,675	7.7

Statistical information:
Advertising volume increase/(decrease):
Daily	(1.6)%	2.9%
Non-daily	(6.9)	10.1
Overall	(2.6)	4.2

Revenues

Community newspaper revenue was up $5.3 million, or 1.5%, to $346.7 million on a 2.4% increase in advertising revenue as a 2.6% decline in overall linage was more than offset by higher advertising rates and preprint revenue as well as a 30% increase in internet advertising revenues.  The decline in advertising linage primarily reflected double digit declines in auto classified advertising, which exceeded the gains in real estate classified advertising.  Average daily circulation in 2005 was approximately 431,000 compared with 436,000 in 2004.

Expenses

Community newspaper expenses increased $14.6 million, or 5.8%, to $266.9 million as a result of higher compensation, marketing, and newsprint expenses.  Expenses in 2005 also included increased costs from a new Ottaway-wide Internet initiative and content management system, which will contribute to increased online advertising revenue and profit in the future.  Newsprint expense increased 7.7% as a result of a 10.6% increase in newsprint prices, which was partially offset by a 2.7% decrease in consumption.  The number of full-time employees in the community newspapers segment increased 2% as compared to last year.

Operating Income

Operating income in 2005 was $79.7 million (23.0% of revenues) compared with income last year of $89.1 million (26.1% of revenues).

Community Newspapers – 2004 Compared to 2003:

(dollars in thousands)	2004	2003(1)	Increase/ (Decrease)
Revenues
Advertising
Comparable operations	$242,249	$224,845	7.7%
Divested/newly-acquired operations	13,517	2,616	-
Total advertising revenues	255,766	227,461	12.4

Circulation and other
Comparable operations	83,234	83,107	0.2
Divested/newly-acquired operations	2,444	417	-
Total circulation and other revenues	85,678	83,524	2.6
Total Community newspapers revenues	341,444	310,985	9.8

Operating expenses
Comparable operations	240,166	227,728	5.5
Divested/newly-acquired operations	12,163	2,264	-
Total Community newspapers expenses	252,329	229,992	9.7

Operating income
Comparable operations	85,317	80,224	6.3
Divested/newly-acquired operations	3,798	769
Total Community newspapers operating income	$89,115	$80,993	10.0

Operating margin
Comparable operations	26.2%	26.1%
Divested/newly-acquired operations	23.8	25.4

Included in expenses:
Depreciation and amortization
Comparable operations	$10,889	$11,887	(8.4)
Divested/newly-acquired operations	786	163

Statistical information:
Advertising volume increase/(decrease):(2)
Dailies	2.9%	(2.5)%
Non-Dailies	10.1	2.9
Overall	4.2	(1.6)

(1) Amounts in 2003 have been reclassified between comparable and divested/newly-acquired operations to conform to comparable operations in 2004.
(2) Percentage excludes Ottaway properties divested or acquired in the past 12 months.

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

Expenses

Community newspapers expenses in 2004 increased $22.3 million, or 9.7%, to $252.3 million, partially reflecting newly acquired properties.  On a same property basis, expenses increased $12.4 million, or 5.5%, as a result of increases in compensation expense, newsprint and outside service costs.  Newsprint expense, on a same property basis, increased 10.2% as a result of an 8.2% increase in newsprint prices coupled with an increase in consumption of 1.8%.

Operating Income

Community newspapers operating income in 2004 was $89.1 million (26.1% of revenues) compared with 2003 operating income of $81 million (26.0% of revenues).  On a same property basis, 2004 operating income of $85.3 million (26.2% of revenues) increased 6.3% from $80.2 million (26.1% of revenues) in 2003.

Certain Items Affecting Comparisons

The following tables summarize certain items affecting comparisons by year:

(in millions, except per share amounts)
	2005			2004			2003
	Operating	Net	EPS	Operating	Net	EPS	Operating	Net		EPS

Included in operating income:
Restructuring and other items (a)	$(11.4)	$(6.9)	$(.08)	$(3.9)	$(2.3)	$(.03)	$18.4	$11.1		$.14

Included in non-operating income:
Contract guarantee (b)		(4.1)	(.05)		(6.9)	(.08)		(9.5)		(.12)
Gain on disposition of investments (c)		17.7	.21		1.8	.02		11.4		.14
Gain on resolution of Telerate sale
loss contingencies (d)								59.8		.73
Write-down of equity investments (e)		(36.7)	(.44)
Restructuring by an equity investment (f)		(1.3)	(.02)

Resolution of certain income tax matters (g)		10.0	.12		7.2	.09		19.5		.24
Total	$(11.4)	$(21.4)*	$(.25 )*	$(3.9)	$(0.3)*	$-	$18.4	$92.2	*	$1.12	*

* The sum of the individual amounts does not equal total due to rounding.

(a) Restructuring and other items:

2005

In the second quarter of 2005, the Company recorded a restructuring charge of $11.4 million ($6.9 million, net of taxes) primarily reflecting employee severance related to a workforce reduction of about 120 full-time employees.  Most of the charge related to the Company’s efforts to reposition its international print and online operations but also included headcount reductions at other parts of the business.  These workforce reductions were substantially completed by the end of the year.

2004

During 2004, the Company recorded a net charge of $3.9 million ($2.3 million, net of taxes) reflecting a restructuring charge of $6.7 million for workforce reductions partially offset by a reversal of a $2.8 million reserve related to an office lease.

The restructuring charge of $6.7 million ($4.0 million, net of taxes) primarily reflected employee severance related to a workforce reduction of about 100 employees in connection with the Company’s decision to publish FEER as a monthly periodical beginning in December 2004, with the balance of the charge related to headcount reductions in circulation and international operations.

On September 11, 2001, the Company’s headquarters at the World Financial Center (WFC) sustained damage from debris and dust as a result of the terrorist attacks on the World Trade Center.  Approximately 60% of the floor space, including furniture and related equipment, had been determined a total loss.  In the fourth quarter 2001, the Company recorded a charge of $32.2 million as a result of its decision to permanently re-deploy certain personnel and to abandon four of seven floors that were leased at its World Financial Center headquarters.  This charge primarily reflected the Company’s rent obligation through May 2005 on this vacated space.  In the first quarter of 2004, the Company decided to extend the term of its lease for one of the floors that was previously abandoned and reoccupy this floor with personnel from another of its New York locations, whose lease term was expiring.  As a result, the Company reversed $2.8 million ($1.7 million, net of taxes) of the remaining lease obligation reserve for the previously abandoned floor at WFC.

2003

The Company has insurance policies that cover property damage, extra expenses and business interruption related to the September 11 disaster.  In the second quarter of 2003, the Company recorded a gain of $18.4 million ($11.1 million, net of taxes) reflecting the settlement of its business interruption insurance claim for loss of operating income suffered as a result of the terrorist attacks on the World Trade Center.

See Note 4 for additional information on restructuring.

(b) Contract guarantee:

Under the terms of the Company's 1998 sale of Telerate to Bridge Information Systems (Bridge), the Company retained its guarantee of payments under certain circumstances of certain minimum payments for data acquired by Telerate from Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC).  The annual minimum payments average approximately $50 million per year through October 2006 under certain conditions.  Bridge agreed to indemnify the Company for any liability the Company incurred under the contract guarantee with respect to periods subsequent to Bridge's purchase of Telerate.  In 2000, based in part on uncertainty with Bridge's solvency as well as other factors, the Company established a reserve of $255 million representing the present value of the total estimated minimum annual payments of about $300 million from 2001 through October 2006, using a discount rate of approximately 6%.  Bridge filed for bankruptcy in February 2001, but made payments for this data for the post-petition periods through October 2001, when Telerate ceased operations, went out of business, sold certain assets and rejected its contracts with Cantor and MDC.  The Company is now in litigation with Cantor and MDC with respect to their claims for amounts due under the contract guarantee.

The Company has various substantial defenses to these claims and the litigation is proceeding.  The trial court in January 2003 denied motions by each of the parties that their own claims for relief be granted and that competing claims be dismissed.  Appeals from those decisions were not pursued, and discovery has concluded.  On January 25, 2006, the trial court denied the bulk of the parties' motions for summary judgment, leaving the resolution of the case for trial.  The Court did grant Dow Jones' motion for summary judgment on a small issue in the case.  The Court did not set a trial date, but has directed the parties to appear before it at a settlement conference in early March 2006.

Earnings in 2005, 2004 and 2003 included accretion charges of $4.1 million, $6.9 million and $9.5 million, respectively, which increased the reserve balance as of December 31, 2005 to $264.7 million, all of which is classified as current based on the original due dates of the contract.

(c) Gain on disposition of investments:

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

During the second quarter of 2005, the Company and the von Holtzbrinck Group completed its exchange of cross shareholdings.  In exchange for the Company’s 10% interest in Handelsblatt, the Company received the remaining 10% minority interest in The Wall Street Journal Europe that it did not already own; an 11.5% increase in its interest in a Czech Republic business periodical, effectively increasing the Company’s interest to 23%; and $6 million in cash.  The transaction was accounted for at fair value in accordance with EITF 01-2, Interpretations of APB 29, and the Company recorded a gain of $13.2 million ($8.3 million, net of taxes) in connection with the disposal of its interest in Handelsblatt.

2004

In April 2004, simultaneous with the Company’s acquisition of the remaining interest in the news operations of Vereinigte Wirtschaftsdienste GmbH (VWD), VWD sold its non-news assets to a third party, resulting in cash proceeds to the Company of $6.7 million.  As a result of this sale, the Company recorded a gain of $3.3 million ($1.8 million, net of taxes) in the second quarter of 2004.

2003

In December 2003, the Company and the von Holtzbrinck Group exchanged equity shareholdings so as to increase the Company's ownership of The Wall Street Journal Europe to 90% from 51% and reduce the Company’s ownership of the von Holtzbrinck Group’s business daily, Handelsblatt, to 10% from 22%, with news and advertising relationships continuing.  The transaction was accounted for at fair value in accordance with EITF 01-2 as a disposition of 12% of Handelsblatt in exchange for the acquisition of an additional 39% interest in The Wall Street Journal Europe.  The Company recorded a gain of $18.7 million ($11.4 million after taxes), on the disposal of the 12% interest in Handelsblatt, as the risks of ownership were relinquished at the time of sale.

(d) Gain on resolution of Telerate sale loss contingencies:

In the first quarter of 2003, the Company recorded a gain of $59.8 million on the resolution of certain loss contingencies resulting from the sale of its former Telerate subsidiary to Bridge Information Systems.  The reserve for loss contingencies was established as part of the loss on the sale of Telerate in 1998 and related to various claims that arose out of the Stock Purchase Agreement, including a purchase price adjustment related to working capital, an indemnification undertaking and other actual and potential claims and counter-claims between the Company and Bridge.  In February 2001, Bridge declared bankruptcy.  In March 2003, these matters were resolved by the bankruptcy court, and the Company’s contingent liabilities were thereby extinguished.

(e) Write-down of equity investments:

In December 2005, the Company completed the disposal of its 50% interests in both CNBC Europe and CNBC Asia (collectively CNBC International), as well as its 25% interest in CNBC World, to NBC Universal for nominal consideration pursuant to a July 2005 agreement.  Through 2006 the Company will continue to provide access to news resources and other services to CNBC International, nonexclusively.  There are no plans to alter the licensing relationship in the U.S. between the Company and CNBC.

In the second quarter of 2005, in connection with the binding agreement reached with NBC Universal, the Company determined that an other-than-temporary decline in the value of its investments in CNBC International and CNBC World had occurred and, as a result, the Company recorded a charge of $35.9 million ($36.7 million, including taxes), largely reflecting the write-down of the investments’ carrying value ($32 million), with the remainder primarily reflecting the additional firmly committed cash payment for which there was no future economic benefit to the Company.

(f) Restructuring by an equity investment:

During the fourth quarter 2005, Dow Jones Reuters Business Interactive LLC (Factiva), a 50% equity investment, recorded a restructuring charge of $4.3 million primarily reflecting employee severance and termination of an operating lease.  The Company’s share of this restructuring charge was $2.1 million ($1.3 million, net of taxes).

(g) Resolution of certain income tax matters:

2005

In the fourth quarter 2005, the Company received a federal tax refund, including interest, related to the settlement of claims from previously filed returns.  Pursuant to the settlement of these claims, during the fourth quarter of 2005, the Company recorded an adjustment of $8 million to its tax accounts and recorded interest income of $1.4 million ($0.9 million, net of taxes).  The total impact of these items was an increase in net income of $8.9 million.

Income tax expense in the third quarter 2005 included a tax benefit of $1.1 million as a result of a favorable resolution of certain state and federal tax matters.

2004

Income tax expense in 2004 included tax benefits of $5.7 million in the fourth quarter and $1.5 million in the third quarter as a result of the favorable resolution of certain federal tax matters.

2003

In the third quarter of 2003, the Internal Revenue Service (IRS) completed its audit of the Company’s tax returns for the 1995 through 1998 tax periods, which had been amended for additional tax refunds.  In October 2003, the Company received notification that the Congressional Joint Committee on Taxation had approved these claims for tax refunds of approximately $24 million.  The Company received these refunds plus interest of approximately $6.7 million in the fourth quarter of 2003.  Pursuant to the settlement of these claims, in the third quarter of 2003, the Company recorded an adjustment of $25 million to its tax reserve balance as a result of the resolution of certain tax matters and recorded interest income of $6.7 million ($4.0 million, net of taxes).  The Company also recorded a provision of $9.5 million in the third quarter for loss contingencies relating to recent developments in certain other tax matters.  The net effect of these items was an increase in net income of $19.5 million.

Income Taxes

The effective income tax rates, net of minority interests, were as follows for the periods presented:

	2005	2004	2003
Effective income tax rate	41.7%	37.0%	23.3%
Effective income tax rate, excluding
items identified in table below	38.4%	39.8%	39.0%

The effective income tax rates were affected by certain transactions, which are detailed below.

	2005			2004			2003
(dollars in millions)	Income	Pretax	Effective	Income	Pretax	Effective	Income	Pretax	Effective
	Taxes	Income	Tax Rate	Taxes	Income	Tax Rate(2)	Taxes	Income	Tax Rate

Reported(1)	$43.2	$103.6	41.7%	$58.6	$158.1	37.0%	$51.7	$222.3	23.3%

Adjusted to remove:
Cantor guarantee		(4.1)			(6.9)			(9.5)
Gain on disposition of investments	5.2	22.9
Gain on resolution of Telerate sale loss contingencies								59.8
Write-down of equity investments	0.8	(35.9)
Resolution of certain income tax matters	(8.6)	1.4		(7.2)			(12.8)	6.7

Adjusted(3)	$45.8	$119.3	38.4%	$65.8	$165.0	39.8%	$64.5	$165.3	39.0%

(1) Net of minority interests.
(2) The product of the individual amounts may not equal calculated rate due to rounding.
(3) The sum of the individual amounts may not equal calculated amount due to rounding.

Capital Loss Carryforward

As of December 31, 2005, the Company had a capital loss carryforward remaining of about $454 million (a deferred tax asset of about $170 million, with a full valuation allowance).  Approximately $164 million of this loss carryforward is recognized for tax purposes, the bulk of which expires in 2006.  The remaining $290 million of capital loss carryforward, which primarily relates to the contract guarantee obligation, will be recognized for tax purposes only to the extent, if any, that the Company is required to make payment.  If the Company is required to make any such payment, the resulting loss carryforward will be available for use five years from the year it is recognized.

Net Operating Loss Carryforward- acquired

As part of the MarketWatch acquisition, the Company acquired a net operating loss carryforward of approximately $110.7 million (a deferred tax asset of about $42.8 million).  Approximately $16.8 million of this loss carryforward (or $6.2 million of tax benefit) was utilized in 2005.  As of December 31, 2005, the remaining loss carryforward, which is subject to annual limitations of its use, was $93.9 million (a deferred tax asset of about $36.6 million).

Liquidity and Capital Resources

Overview

The primary source of the Company’s liquidity is cash flow from operating activities.  The key component of operating cash inflow is cash receipts from advertising customers and subscribers to print publications and electronic information services.  Operating cash outflows include payments to vendors for raw materials, services and supplies, payments to employees, and payments of interest and income taxes. Certain employee compensation, such as bonuses and payments to the Company’s defined contribution pension plan, are paid annually in the first quarter of the year.

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

As of December 31, 2005, the reserve for the contract guarantee was $264.7 million, all of which is classified as current based on the original due dates of the contract.  Due to the stage of the lawsuit at December 31, 2005, it is not possible to determine whether the court will find that any obligation under the guarantee may be dismissed or reduced.  Accordingly, the Company believes the balance of the reserve continues to be appropriate.

The Company’s liquidity requirements may be funded, if necessary, through the issuance of commercial paper, bank loans or debt securities.  Debt outstanding at December 31, 2005 was $472.4 million which consisted of 3-year bonds totaling $224.9 million and commercial paper of $247.5 million with various maturities of less than a year.  It is currently the Company’s intent to manage its commercial paper borrowings as short-term obligations.  The Company’s commercial paper program is supported by multiyear revolving credit facilities with several banks.  As of December 31, 2005, the Company could borrow up to $440 million, $140 million through June 24, 2006 and $300 million through June 24, 2009 under its multiyear revolving credit agreements with several banks.  The Company intends to renew the revolving credit line set to expire on June 24, 2006.

The revolving credit agreements contain restrictive covenants, including a limitation on the ratio of consolidated indebtedness to consolidated cash flow and a requirement to maintain a minimum ratio of consolidated cash flow to consolidated interest expense.  On August 29, 2005, the Company amended its 5-year credit agreement dated June 25, 2001 and its 5-year credit agreement dated June 21, 2004 to temporarily increase the leverage covenant, from 3.5x to 4.0x, for each of the two quarters ended September 30, 2005 and December 31, 2005.  At December 31, 2005, the Company was in compliance with respect to both of these restrictive covenants then in effect, with the actual leverage ratio equaling less than 3.0x.  The Company’s original restrictive covenants will be effective for periods subsequent to December 31, 2005.

Future Liquidity and Capital Resources Requirements

In 2006, the Company expects its beginning cash balance and cash provided by operations to be sufficient to meet its recurring operating commitments, fund capital expenditures of about $100 million, including $36 million related to the reconfiguration of presses for the previously announced web-width reduction initiative, and pay dividends.  After funding capital expenditures and dividends, the Company anticipates that remaining excess cash flow from operations will be used to reduce and service its debt.  As previously disclosed, litigation with Cantor and MDC with respect to their claim for amounts allegedly due under the contract guarantee is proceeding.  In the event there is an adverse judgment against the Company it would likely be appealed.  If any significant amounts are ultimately considered due, they would likely be financed through the issuance of additional debt.

Credit Ratings

On February 8, 2006, Standard & Poor’s (S&P), a credit ratings agency, lowered the Company’s long-term corporate credit and senior unsecured credit ratings by one notch from A- to BBB+ and cited the volatility in print publishing advertising revenue, and therefore cash flow, as the key driver for the action.  This resolves the “CreditWatch” S&P placed on the Company on October 21, 2005.  At the same time, however, the Company’s short-term corporate credit and commercial paper ratings were affirmed by S&P.  The downgrade to the Company’s long-term credit ratings by S&P is not expected to significantly affect the Company’s borrowing costs.  On February 3, 2006, Moody’s Investors Service (Moody’s), another credit ratings agency, indicated that the Company’s senior unsecured debt and commercial paper ratings are under review for possible downgrade.  On November 14, 2005, Fitch Ratings (Fitch), another credit ratings agency, downgraded by one notch the Company’s senior unsecured debt and commercial-paper ratings.  Concurrently, Fitch noted that the rating outlook for the Company is stable.

The Company’s credit ratings as of December 31, 2005 are listed below:

Credit Ratings
	Long Term	Short Term
Standard & Poor’s(a)	BBB+	A-2
Moody’s(b)	A2	P-1
Fitch(c)	A-	F2

(a) S&P ratings range from AAA (highest) to D (lowest) for long-term securities and A-1 (highest) to D (lowest) for short-term securities.
(b) Moody's ratings range from Aaa (highest) to C (lowest) for long-term securities and P-1 (highest) to NP (lowest) for short-term securities.
(c) Fitch ratings range from AAA (highest) to D (lowest) for long-term securities and F-1 (highest) to D (lowest) for short-term securities.

The short-term credit ratings listed above have not, despite the recent S&P and Fitch downgrades, significantly affected the Company's ability to issue or rollover its outstanding commercial paper borrowings at this time.  The Company maintains the aforementioned lines of credit with commercial banks, as well as cash and cash equivalents held by U.S. and foreign-based subsidiaries, to serve as alternative sources of liquidity and to support its commercial paper program.

Cash Flow Summary

(in millions)	2005		2004	2003
Net cash provided by operating activities	$197.5		$251.9	$220.3
Net cash used in investing activities	(472.5)		(174.4)	(216.0)
Net cash provided by (used in) financing activities	268.0		(82.2)	(19.8)
Effect of currency exchange rate changes on cash	0.3		(1.5)	(0.4)

Decrease in cash and cash equivalents	(6.6	)*	(6.3)*	(15.8)*
Cash and cash equivalents at beginning of year	17.2		23.5	39.3

Cash and cash equivalents at December 31	$10.6		$17.2	$23.5

*The sum of the individual amounts does not equal total due to rounding.

Operating Activities

Cash provided by operating activities for 2005 was $197.5 million, which was down $54.4 million, or 21.6%, from net cash provided by operations last year.  The decline was primarily the result of lower operating income at print publishing coupled with higher interest costs related to the acquisition of MarketWatch in January 2005.

Cash provided by operating activities in 2004 was $251.9 million, which was up $31.6 million, or 14.3%, from net cash provided by operations in 2003, primarily due to higher operating income and increases in cash as a result of changes in working capital reflecting higher subscriptions received and lower payments related to employee benefits offset by higher income taxes paid in 2004 relative to 2003.

Investing Activities

Net cash used in investing activities was $472.5 million in 2005, primarily as a result of the January 21, 2005 acquisition of MarketWatch as well as capital expenditures of $65.3 million.  Partially offsetting those outflows were cash receipts of approximately $40 million from the sale of the Company’s interest in F.F. Soucy, Inc. as well as approximately $6 million from the exchange of cross shareholdings between the Company and the von Holtzbrinck Group.

Net cash used in investing activities was $174.4 million in 2004, which reflected business acquisitions totaling $98 million (primarily Alternative Investor for $85 million) and capital expenditures of $76 million.  Net cash used in investing activities was $216 million in 2003 which primarily reflected the $146 million acquisition of The Record of Stockton, California, capital expenditures of $55.9 million and the funding of equity investments.

Financing Activities

Net cash provided by financing activities in 2005 was $268 million, primarily reflecting proceeds from the issuance of debt ($439 million) to finance the January 2005 MarketWatch acquisition and proceeds from sales under stock compensation plans of $23.5 million.  Cash outlays in 2005 included the subsequent repayment of borrowings as well as the payment of $82.7 million in dividends to shareholders.

Net cash used in financing activities in 2004 was $82.2 million, including the payment of $81.8 million in dividends to shareholders, and a net decrease in debt of $7.3 million partially offset by proceeds from sales under stock compensation plans of $11.4 million.

Net cash used in financing activities in 2003 was $19.8 million.  Cash outlays in 2003 included the payment of $81.6 million in dividends to shareholders and the repurchase of shares of treasury stock of $21 million.  Sources of cash from financing activities in 2003 included a net increase in debt of $65 million, proceeds from sales under stock compensation plans of $12 million, as well as the receipt of $7 million from a minority shareholder to fund a subsidiary, net of distributions.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2005:

	Payments due by period
(in millions)
	2006	2007-2009	2010-2012	2013 and thereafter	Total
Borrowings (1)	$247.5	$224.9	$-	$-	$472.4
Interest on borrowings	9.2	13.1	-	-	22.3
Lease commitments (2)	49.1	100.6	68.8	87.7	306.2
Purchase commitments (3)	116.2	159.7	126.0	42.0	443.9

Total	$422.0	$498.3	$194.8	$129.7	$1,244.8

(1)

Borrowings consisted of commercial paper with various maturities of less than a year that totaled $247.5 million and three-year bonds bearing a fixed interest rate of 3.875%, payable semiannually, which mature in February 2008 that totaled $224.9 million.

(2)

Minimum rental commitments under noncancellable leases comprise the majority of the lease obligations presented above.  The Company expects to fund these commitments with existing cash and cash flows from operations.

(3)

Purchase commitments primarily represent obligations to purchase newsprint and capital expenditures.  The newsprint purchases reflect long-term commitments to purchase certain minimum amounts of tonnage over time.  The Company has discretion as to the timing of such newsprint purchases and the amounts presented are estimated based on 2006 newsprint prices.  The Company expects to fund these commitments with existing cash and cash flows from operations.

Because their future cash outflows are uncertain, the above table excludes the Company’s pension and postretirement benefit plans, contractual guarantee to Cantor/MDC, deferred taxes, compensation as well as long-term incentive plan accruals.  Additional information regarding our financial commitments at December 31, 2005 is provided in the Notes to our Financial Statements.  See Note 6 – Debt, Note 7 – Contract Guarantee, Note 8 – Commitments and Contingencies and Note 9 – Pension and Other Postretirement Plans.

Critical Accounting Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The accounting estimates and assumptions discussed in this section are those that the Company considers to be important to understanding the Company’s financial statements because they inherently involve significant judgments and estimates on the part of management.  Actual results may differ from estimates.

Revenue Recognition

Advertising revenue, net of commissions, is recognized in the period in which the advertisement is displayed.  The Company's advertising rate card reflects certain volume-based discounts and certain customers also qualify for volume-based bonus advertisements.  These programs require management to make certain estimates regarding future advertising volume.  The estimated rebates and bonus advertisements are recorded as reductions of revenue in the periods the advertisements are displayed and are revised as necessary based on actual volume realized.  For the years ended December 31, 2005, 2004 and 2003, the Company’s estimated rebate and bonus advertising reserves totaled $15.5 million, $8.5 million and $12.4 million, respectively and were classified as a liability.  Certain online-related advertising revenues are based on the number of "impressions” delivered and are recognized as impressions occur, while other online advertising revenues are based on a fixed duration campaign and are recognized ratably over the term of the campaign.

Revenue recognition from subscriptions to the Company's print publications and information services is recognized in income as earned, pro rata on a per-issue basis, over the subscription period.  Circulation revenue includes sales to retail outlets/newsstands, which are subject to returns.  The Company records these retail sales upon delivery, net of estimated returns.  These estimated returns are based on historical return rates and are revised as necessary based on actual returns experienced.  The Company’s estimated returns reserves totaled approximately $3 million for each of the years ended December 31, 2005, 2004 and 2003.  Costs in connection with the procurement of subscriptions are charged to expense as incurred.  Revenue from licensing the Dow Jones Averages includes both upfront one-time fees and ongoing revenue.  Both upfront fees and ongoing licensing revenue are recognized in income as earned over the license period.

Allowance for Doubtful Accounts

Accounts receivable includes an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible.  This estimated allowance is based on historical trends, review of aging categories and the specific identification of certain customers that are at risk of not paying.  Actual write-offs of bad debt have historically been insignificant, less than 0.5% of revenues.

Pensions and Other Postretirement Benefits

Certain costs and related obligations of the Company are based on actuarial assumptions, including some of its pension plans and the cost of the Company’s postretirement medical plan, which provides lifetime health care benefits to retirees who meet specified length of service and age requirements.  These benefit costs are expensed over the employee’s expected employment period.

At December 31, 2005, the Company’s postretirement retiree medical benefit obligation was $261.2 million, which is not funded as it is the Company’s policy to fund postretirement medical costs as claims are incurred.  In determining the cost of retiree medical costs, some factors that management must consider include the expected increase in health care costs, discount rates and turnover and mortality rates, which are updated periodically based on recent actual trends.  The Company’s discount rate was determined by projecting the plans’ expected future benefit payments, as defined for the projected benefit obligations, and discounting those expected payments using an average of yield curves constructed of a large population of high-quality corporate bonds.  The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.  Increasing the assumed health care cost trend rates by one percentage point in each year would have increased the accumulated postretirement benefit obligation by $48.2 million and the cost for 2005 by $5.7 million.  Conversely, a one percentage point decline in assumed health care cost trend rates would have lowered the benefit obligation at the end of 2005 by $40.3 million and the cost for 2005 by $4.5 million.  A one quarter of one percentage point decrease in the Company's expected discount rate in 2005 would have increased retiree medical expense by approximately $1 million.

The majority of the Company’s employees who meet specific length of service requirements are covered by defined contribution retirement plans, which are funded currently.  Substantially all employees who are not covered by these plans are covered by defined benefit pension plans based on length of service and age requirements.  At December 31, 2005, the Company’s accumulated pension benefit obligation was $193.8 million, of which $157.7 million was funded.  In determining the cost and obligation of the defined pension benefit plans, management must consider such factors as the expected return on plan assets, discount rates, mortality rates and expected employee salary increases.  While the Company believes its assumptions are appropriate, significant differences in actual experience or changes in these assumptions would affect the calculation of its projected obligation and cost under the defined benefit pension and postretirement medical plans.  The Company evaluates its actuarial assumptions annually.  A one quarter of one percentage point decrease in the expected discount rate on the Company’s defined benefit pension plans in 2005 would have increased pension expense by approximately $0.5 million.

Long-lived Assets

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

Stock Based Compensation

The Company maintains a stock incentive plan under the Dow Jones 2001 Long-Term Incentive Plan.  This plan provides for the grant of contingent stock rights, stock options, restricted stock, restricted stock units and other stock-based awards.  The Company accounts for its stock-based compensation in accordance with APB 25 and its related interpretations.  Under APB 25, pretax stock-based compensation charged to income principally in relation to the Company’s contingent stock rights, restricted stock units and restricted stock awards was $10 million in 2005, $8.7 million in 2004 and $7.4 million in 2003.  Had the Company’s stock-based compensation been determined by the fair-value based method of SFAS 123, “Accounting for Stock-Based Compensation,” the Company’s earnings per share for 2005, 2004 and 2003 would have been reduced by approximately $.03 per share, $.27 per share and $.19 per share, respectively.  See Notes 1 and 12 for additional details on our stock compensation plans.

Contingencies

Management must exercise judgment in assessing the likely outcome of contingencies including those relating to tax matters, legal proceedings and other matters that have arisen in the ordinary course of business and those described in Note 7 to the financial statements.  Both the timing and amount of the provisions made in the financial statements and related disclosures represent management's judgment of likelihood, based on information available at the time and on the advice of legal counsel.  Judicial or governmental bodies largely determine the outcome of these matters.  With regard to tax matters, the ultimate resolution of these matters, either by determinations by these bodies or other means, could be materially different from that assumed by the Company in making its provisions and related disclosures.  At the time that these tax contingencies are resolved by tax examination or the expiration of the statute of limitations, the Company adjusts its tax accounts accordingly.

Tax Valuation Allowance

The Company records a tax valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  Currently, the Company maintains a valuation allowance on deferred tax assets related to its capital loss carryforward.  The Company has considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event the Company were to determine that it would be able to realize all or a portion of its net deferred tax assets, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made.  Likewise, should the Company subsequently determine that it would not be able to realize all or a portion of its net deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be charged to income in the period such determination was made.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R).  This statement eliminated the alternative to apply the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees” to stock compensation awards issued to employees.  Rather, SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized in the consolidated statement of income over the period during which an employee is required to provide services in exchange for the award, usually the vesting period.  The Company plans to adopt SFAS 123R and the related FASB Staff Positions using the modified prospective application, one of several alternative transition methods, when it is effective for the Company on January 1, 2006.  Management estimates that the adoption of SFAS 123R will result in additional expense of approximately $.04 per diluted share during 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Risk

The Company enters into foreign currency exchange forward contracts to mitigate earnings volatility through the use of cash flow hedges.  The Company hedges anticipated operating expenses that are denominated in foreign currencies.   Revenues of the Company are largely collected in U.S. dollars.   These contracts expire over the subsequent year.   Realized gains or losses on foreign currency forward contracts are recognized currently through income and generally offset the transaction gains or losses on the foreign currency cash flows which they are intended to hedge.

During 2005 and 2004 the Company entered into foreign currency exchange forward contracts to exchange U.S. dollars for the following foreign currencies:

	2005		2004
(in millions)	Foreign Currency	U.S. Dollar	Foreign Currency	U.S. Dollar

British Pound	7.4	12.9	12.5	23.9
Euro	9.1	10.9	14.0	18.7
Hong Kong Dollar	5.2	0.7	-	-
Japanese Yen	112.6	1.0	-	-

The fair value of the contracts for year ended 2005 and 2004 was a n unrealized loss of $0.3 million and an unrealized gain of $ 0.3 million, respectively.

The Company also enters into foreign currency exchange forward contracts to limit the cash flow and earnings volatility that results from remeasuring certain foreign currency payables at prevailing exchange rates.  The unrealized gains or losses of these forward contracts are recognized in Other, net in the income statement.  The forward contract acts as an economic hedge by increasing in value when the underlying foreign currency payable decreases in value and conversely decreases in value when the underlying foreign currency payable increases.  As of December 31, 2005, the Company had forward currency exchange contracts outstanding to exchange 10 million British Pounds for $17.2 million, which are due to expire in the first quarter of 2006.  As of December 31, 2004, the Company had forward currency exchange contracts outstanding to exchange 11 million British Pounds for $21.1 million, which expired in the first quarter of 2005.

Interest Rate Risk

The Company’s commercial paper outstanding of $247.5 million at December 31, 2005 is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates.  At December 31, 2005, interest rates outstanding ranged from 3.98% to 4.42%, with a weighted-average of 4.34%.  At December 31, 2005 the Company had $224.9 million of fixed rate bonds outstanding, which mature in February 2008.  A change in the market interest rate impacts the fair value of the instrument but has no impact on earnings or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the consolidated financial statements of the Company and its internal control over financial reporting, as described in their report.  Their report expresses an opinion on whether the financial statements included in the Form 10-K present fairly, in all material respects, the financial condition of the Company and the results of its operations and its cash flows in accordance with accounting principles generally accepted in the United States of America and opinions on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Board of Directors of the Company, through its audit committee consisting solely of independent directors, is responsible for reviewing and monitoring the Company's financial reporting, accounting practices and the retention of the independent registered public accounting firm.  The audit committee meets regularly with financial management, internal auditors and the independent registered public accounting firm - - both separately and together - - to review the results of their audits, the adequacy of internal accounting controls and financial reporting matters.

/s/ Richard F. Zannino	/s/ Christopher W. Vieth
Richard F. Zannino	Christopher W. Vieth
Chief Executive Officer	Chief Financial Officer

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.  PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued an attestation report on our management's assessment of internal control over financial reporting.

/s/ Richard F. Zannino	/s/ Christopher W. Vieth
Richard F. Zannino	Christopher W. Vieth
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

We have completed integrated audits of Dow Jones & Company, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dow Jones & Company, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Assessment of Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 6, 2006

CONSOLIDATED STATEMENTS OF INCOME

DOW JONES & COMPANY, INC.

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2005	2004	2003
Revenues:
Advertising	$961,288	$946,325	$871,817
Information services	411,804	328,708	286,863
Circulation and other	396,598	396,425	389,805

Total revenues	1,769,690	1,671,458	1,548,485

Expenses:
News, production and technology	560,988	513,808	483,709
Selling, administrative and general	649,250	584,714	540,529
Newsprint	126,449	115,067	105,066
Print delivery costs	192,027	186,856	188,662
Depreciation and amortization	108,301	104,907	106,014
Restructuring and other items	11,367	3,932	(18,408)

Total operating expenses	1,648,382	1,509,284	1,405,572

Operating income	121,308	162,174	142,913

Other income (expense):
Investment income	2,127	520	7,771
Interest expense	(19,255)	(3,740)	(2,830)
Equity in earnings of associated companies	14,090	2,375	2,869
Write-down of equity investments	(35,865)	-	-
Gain on disposition of investments	22,862	3,260	18,699
Gain on resolution of Telerate sale loss contingencies	-	-	59,821
Contract guarantee	(4,090)	(6,933)	(9,523)
Other, net	2,434	(1,571)	1,138

Income before income taxes and minority interests	103,611	156,085	220,858
Income taxes	43,216	58,578	51,704

Income before minority interests	60,395	97,507	169,154
Minority interests in losses of subsidiaries	-	2,041	1,445

Net income	$60,395	$99,548	$170,599

Net income per share:
Basic	$.73	$1.22	$2.09
Diluted	.73	1.21	2.08

Cash dividends per share	1.00	1.00	1.00

Weighted-average shares outstanding:
Basic	82,751	81,878	81,593
Diluted	83,189	82,285	81,950

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

DOW JONES & COMPANY, INC.

(Dollars in thousands)

	December 31 2005	December 31 2004

Assets

Current Assets:
Cash and cash equivalents	$10,633	$17,237
Accounts receivable – trade, net of allowance for doubtful accounts of $6,249 in 2005 and $5,528 in 2004	205,148	168,497
Accounts receivable – other	22,590	23,282
Newsprint inventory	8,821	9,402
Prepaid expenses	22,520	22,471
Deferred income taxes	14,459	13,025

Total current assets	284,171	253,914

Investments in associated companies, at equity	30,074	88,911

Other investments	7,083	14,302

Plant, property and equipment, at cost:
Land	23,046	22,166
Buildings and improvements	452,521	439,125
Equipment	1,227,296	1,227,249
Construction in progress	18,499	34,307
	1,721,362	1,722,847
Less, accumulated depreciation	1,090,124	1,062,823

Plant, property and equipment, net	631,238	660,024

Goodwill	641,688	245,558

Other intangible assets, less accumulated amortization	135,497	88,887
of $20,468 in 2005 and $8,111 in 2004

Deferred income taxes	40,480	13,755

Other assets	11,741	14,852

Total assets	$1,781,972	$1,380,203

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

DOW JONES & COMPANY, INC.

(Dollars in thousands, except per share amounts)

	December 31 2005	December 31 2004
Liabilities

Current Liabilities:
Accounts payable – trade	$70,130	$68,191
Accrued wages, salaries and commissions	78,045	75,926
Retirement plan contributions payable	24,336	24,350
Other payables	73,197	59,947
Contract guarantee obligation	264,749	219,257
Income taxes	45,608	43,211
Unearned revenue	214,961	215,638
Short-term debt	247,467	9,998

Total current liabilities	1,018,493	716,518

Long-term debt	224,928	135,845
Deferred compensation, principally postretirement benefit obligation	356,114	312,925
Contract guarantee obligation	-	41,402
Other noncurrent liabilities	20,172	19,140

Total liabilities	1,619,707	1,225,830

Commitments and contingent liabilities (Note 8)

Minority interests in subsidiaries	-	3,830

Stockholders’ Equity

Common stock, par value $1 per share; authorized
135,000,000 shares; issued 81,737,520 in 2005 and
81,572,497 in 2004	81,738	81,572
Class B common stock, convertible, par value $1 per share;
authorized 25,000,000 shares; issued 20,443,655 in 2005
and 20,608,524 in 2004	20,443	20,609
	102,181	102,181

Additional paid-in capital	137,290	124,082
Retained earnings	817,168	839,446
Accumulated other comprehensive income, net of taxes:
Unrealized gain on investments	2,636	4,949
Unrealized (loss) gain on hedging	(198)	227
Foreign currency translation adjustment	3,430	6,826
Minimum pension liability	(28,861)	(13,942)

	1,033,646	1,063,769

Less, treasury stock, at cost; 19,074,641 shares in 2005 and 20,136,426 shares in 2004	871,381	913,226

Total stockholders’ equity	162,265	150,543

Total liabilities, minority interests and stockholders’ equity	$1,781,972	$1,380,203

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

DOW JONES & COMPANY, INC.

(in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$60,395	$99,548	$170,599
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	95,944	99,934	104,173
Amortization of intangibles	12,357	4,973	1,841
Gain on disposition of investments	(22,862)	(3,260)	(18,699)
Gain on resolution of Telerate sale loss contingencies	-	-	(59,821)
Tax benefits from stock options	5,676	832	1,207
Minority interests in losses of subsidiaries	-	(2,041)	(1,445)
Equity in earnings of associated companies, net of distributions	2,600	9,219	7,233
Write-down of equity investments	35,865	-	-
Contract guarantee accretion expense	4,090	6,933	9,523
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(23,754)	(9,837)	(7,812)
Other current assets	2,870	(4,584)	(2,157)
Accounts payable and accrued liabilities	(19,375)	14,780	(6,754)
Income taxes	1,149	12,449	(7,767)
Deferred taxes	16,534	5,442	45,524
Unearned revenue	(8,248)	10,811	(1,234)
Deferred compensation	21,069	16,510	23,545
Other noncurrent assets	4,904	(8,367)	(25,144)
Other noncurrent liabilities	1,463	(2,797)	(10,575)
Other, net	6,852	1,364	(1,925)
Net cash provided by operating activities	197,529	251,909	220,312

Cash Flows from Investing Activities:
Additions to plant, property and equipment	(65,311)	(76,003)	(55,941)
Disposition of plant, property and equipment	844	2,030	3,759
Proceeds from property damage insurance claim, net	-	-	1,271
Businesses acquired, net of cash received	(438,568)	(97,674)	(149,135)
Funding to investees	(17,247)	(10,962)	(18,878)
Proceeds from disposition of investments	48,669	6,514	-
Other, net	(851)	1,683	2,950
Net cash used in investing activities	(472,464)	(174,412)	(215,974)

Cash Flows from Financing Activities:
Cash dividends	(82,673)	(81,835)	(81,586)
Proceeds from issuance of bonds	224,899	-	-
Repayment of commercial paper borrowings	(143,903)	(122,578)	(57,144)
Increase in commercial paper borrowings	245,527	115,311	117,317
Bond issuance costs	(1,468)	-	-
Book overdraft	-	(4,547)	4,547
Purchase of treasury stock, net of put premiums	-	-	(21,135)
Contribution from minority partner, net	2,193	-	6,582
Proceeds from sales under stock compensation plans	23,452	11,418	11,661
Net cash provided by (used in) financing activities	268,027	(82,231)	(19,758)

Effect of currency exchange rate changes on cash	304	(1,543)	(412)

Decrease in cash and cash equivalents	(6,604)	(6,277)	(15,832)
Cash and cash equivalents at beginning of year	17,237	23,514	39,346
Cash and cash equivalents at end of year	$10,633	$17,237	$23,514

The accompanying notes are an integral part of the consolidated financial statements.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

DOW JONES & COMPANY, INC.

For the years ended December 31, 2005, 2004 and 2003

(dollars in thousands, except share amounts)

					Accumulated
		Class B	Additional		Other	Treasury Stock
	Common Stock	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive (Loss) income	Shares	Amount	Total

Balance, December 31, 2002	$81,405	$20,776	$120,645	$732,720	$(6,089)	(20,264,693)	$(918,886)	$30,571

Net income – 2003				170,599				170,599
Unrealized gain on investments					4,118			4,118
Unrealized gain on hedging					453			453
Translation adjustment, net of deferred taxes of $2,055					3,551			3,551
Minimum pension liability, net of deferred taxes of $6,471					9,756			9,756
Adjustment for realized gain on hedging included in net income					(2,059)			(2,059)

Comprehensive income								186,418

Dividends, $1.00 per share				(81,586)				(81,586)
Conversion of class B common stock into common stock	89	(89)
Sales under stock compensation plans			1,367			347,623	12,734	14,101
Purchase of treasury stock						(555,550)	(19,843)	(19,843)

Balance, December 31, 2003	$81,494	$20,687	$122,012	$821,733	$9,730	(20,472,620)	$(925,995)	$129,661

Net income – 2004				99,548				99,548
Unrealized loss on investments					(734)			(734)
Unrealized gain on hedging					227			227
Translation adjustment, net of deferred taxes of $1,620					3,009			3,009
Minimum pension liability, net of deferred taxes of $9,808					(13,719)			(13,719)
Adjustment for realized gain on hedging included in net income					(453)			(453)

Comprehensive income								87,878

Dividends, $1.00 per share				(81,835)				(81,835)
Conversion of class B common stock into common stock	78	(78)
Sales under stock compensation plans			2,070			336,194	12,769	14,839

Balance, December 31, 2004	$81,572	$20,609	$124,082	$839,446	$(1,940)	(20,136,426)	$(913,226)	$150,543

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

DOW JONES & COMPANY, INC.

For the years ended December 31, 2005, 2004 and 2003

(dollars in thousands, except share amounts)

					Accumulated
		Class B	Additional		Other	Treasury Stock
	Common Stock	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive (Loss) income	Shares	Amount	Total

Balance, December 31, 2004	$81,572	$20,609	$124,082	$839,446	$(1,940)	(20,136,426)	$(913,226)	$150,543

Net income – 2005				60,395				60,395
Adjustment for realized gain on investments in net income					(1,101)			(1,101)
Reclassification adjustment					(958)			(958)
Unrealized loss on investment					(254)			(254)
Unrealized loss on hedging					(198)			(198)
Adjustment for realized gain on hedging included in net income					(227)			(227)
Translation adjustment, net of deferred taxes of $635					(1,179)			(1,179)
Adjustment for realized translation adjustment in net income					(2,217)			(2,217)
Minimum pension liability, net of deferred taxes of $8,377					(14,919)			(14,919)

Comprehensive income								39,342

Dividends, $1.00 per share				(82,673)				(82,673)
Conversion of class B common stock into common stock	166	(166)
Issuance of stock options related to acquisition of MarketWatch			24,902					24,902
Sales under stock compensation plans			(11,694)			1,061,785	41,845	30,151

Balance, December 31, 2005	$81,738	$20,443	$137,290	$817,168	$(22,993)	(19,074,641)	$(871,381)	$162,265

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOW JONES & COMPANY, INC.

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - Dow Jones & Company (the Company) is a global provider of business and financial news and information through newspapers, newswires, newsletters, magazines, the Internet, indexes, television and radio.  In addition, the Company owns certain general-interest community newspapers throughout the U.S.  Advertising revenue is the Company’s major revenue source.

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

CASH EQUIVALENTS are highly liquid investments with an original maturity of three months or less when purchased.

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

NEWSPRINT INVENTORY is stated at the lower of cost or market.  The cost of newsprint is computed by the last-in, first-out (LIFO) method.  If newsprint inventory had been valued by the average cost method, it would have been approximately $9.1 million and $7.7 million higher in 2005 and 2004, respectively.

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

PLANT, PROPERTY AND EQUIPMENT are recorded at cost and depreciation is computed using straight-line or declining-balance methods over the estimated useful lives: 10 to 40 years for building and improvements, 3 to 25 years for machinery and equipment and 3 to 5 years for software.  The 25-year life is applicable to the Company’s press equipment.  The cost of leasehold improvements is amortized over the lesser of the useful lives or the terms of the respective leases.  Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are deducted from the respective accounts and the resulting gain or loss is included in income.  The cost of construction of certain long-term assets includes capitalized interest, which is amortized over the life of the related assets.  Interest capitalized in 2005, 2004 and 2003 was insignificant.  Maintenance and repairs are charged to expense as incurred.  Major renewals, betterments and additions are capitalized.

GOODWILL AND OTHER INTANGIBLES represent the excess purchase price of an acquisition over the fair value of other assets acquired, net of liabilities assumed, at the time the acquisition is made.  An intangible with a finite life is amortized over its useful life, while an intangible with an indefinite life, including goodwill, is not amortized.

The Company tests goodwill and other indefinite-lived intangible asset values at least annually for impairment.  The balance of goodwill and other intangibles is assigned to a reporting unit, which is defined as an operating segment or one level below the operating segment.  To determine whether an impairment exists, the carrying value of the reporting unit is compared with its fair value.  An impairment loss would be recognized to the extent that the carrying value of the reporting unit exceeded its fair value.  Fair value estimates are based on quoted market values in active markets, if available.  If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including discounted value of estimated future cash flows, market multiples or appraised valuations.

Other intangible assets include acquired subscription accounts, which are amortized over 2 to 25 years, acquired advertising accounts are amortized over 3 to 12 years, developed technology intangibles are amortized over 4 to 6 years and other amortizable intangibles, including conference sponsorships, are amortized over 2 to 6 years.  Other intangibles not subject to amortization consist principally of masthead and tradenames (see Note 3).

DEFERRED INCOME TAXES are provided for temporary differences in bases between financial statement and income tax assets and liabilities.  Deferred income taxes are recalculated annually at tax rates then in effect.  The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  Currently, the Company maintains a tax valuation allowance on deferred tax assets related to its capital loss carryforward.  While the Company has considered ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize all or a portion of its net deferred tax assets, an adjustment to the deferred tax asset would increase income in the period such determination was made.  Likewise, should the Company subsequently determine that it would not be able to realize all or a portion of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  As part of the MarketWatch acquisition, the Company acquired a non-operating loss carryforward (see Note 10).

FOREIGN CURRENCY TRANSLATION of assets and liabilities is determined at the appropriate year-end exchange rates, while results of operations are translated at the average rates of exchange in effect throughout the year.  The resultant translation adjustments for subsidiaries whose functional currency is not the U.S. dollar are recorded directly to comprehensive income in Stockholders’ Equity.  Gains or losses arising from remeasurement of financial statements for foreign subsidiaries where the U.S. dollar is the functional currency as well as from all foreign currency transactions are included in income.  Foreign exchange included in Other, net in the income statement totaled a gain of $2 million in 2005, a loss of $1.3 million in 2004 and a gain of $0.1 million in 2003.

FOREIGN CURRENCY-EXCHANGE CONTRACTS are designated as cash flow hedges of anticipated operating expenses that are denominated in foreign currencies.  Revenues of the Company are largely collected in U.S. dollars.  These contracts are entered into to mitigate foreign exchange volatility relative to the currencies hedged.  Realized gains or losses on foreign currency forward contracts are recognized currently through income and generally offset the transaction gains or losses on the foreign currency cash flows which they are intended to hedge.  Unrealized gains or losses, arising from changes in fair value, are recorded as a component of comprehensive income.  The Company also enters into foreign currency forward exchange contracts to limit the cash flow and earnings volatility that results from remeasuring certain foreign currency payables at prevailing exchange rates.  The unrealized gains or losses of these forward contracts are recognized in Other, net in the income statement.  Hedge effectiveness for these foreign currency-exchange contracts is assessed, at least quarterly, by measuring the correlation of the contract to the expected future cash flows (see Note 14).

REVENUE from advertising, which is net of commissions, is recognized in the period in which the advertisement is displayed.  The Company's advertising rate card reflects certain volume-based discounts and certain customers also qualify for volume-based bonus advertisements.  These programs require management to make certain estimates regarding future advertising volume.  The estimated rebates and bonus advertisements are recorded as reductions of revenue in the periods the advertisements are displayed and are revised as necessary based on actual volume realized.  For the years ended December 31, 2005, 2004 and 2003, the Company’s estimated rebate and bonus advertising reserves totaled $15.5 million, $8.5 million and $12.4 million, respectively and were classified as a liability.  Certain online-related advertising revenues are based on the number of "impressions” delivered and are recognized as impressions occur, while other online advertising revenues are based on a fixed duration campaign and are recognized ratably over the term of the campaign.

Revenue recognition from subscriptions to the Company's print publications and information services is recognized in income as earned, pro rata on a per-issue basis, over the subscription period.  Circulation revenue includes sales to retail outlets/newsstands, which are subject to returns.  The Company records these retail sales upon delivery, net of estimated returns.  These estimated returns are based on historical return rates and are revised as necessary based on actual returns experienced.  The Company’s estimated returns reserves totaled approximately $3 million for each of the years ended December 31, 2005, 2004 and 2003.  Costs in connection with the procurement of subscriptions are charged to expense as incurred.  Revenue from licensing the Dow Jones Averages includes both upfront one-time fees and ongoing revenue.  Both upfront fees and ongoing licensing revenue are recognized in income as earned over the license period.

ADVERTISING COSTS, which include circulation marketing as well as trade advertising, are expensed as incurred.  Advertising costs included in selling, administrative and general expenses were $108 million in 2005, $83.1 million in 2004 and $73.3 million in 2003.

PENSION AND OTHER POSTRETIREMENT PLANS are provided by the Company to a majority of its employees through defined contribution plans based on compensation levels.  The Company matches employee contributions up to a determined percentage.  The defined contribution plans are funded currently.  Some of the Company’s subsidiaries provide defined benefit plans based on length of service and compensation.  The Company also sponsors a defined benefit postretirement medical plan to certain retirees who meet specific length of service and age requirements.  It is the Company’s policy to fund postretirement benefits as medical claims are incurred.  The estimated cost for both the defined pension benefit and the postretirement medical plans, which is actuarially derived, is recorded over the employee’s expected service period (see Note 9).  The measurement date used for the majority of plan assets and defined benefit obligations is December 31.

STOCK-BASED COMPENSATION is accounted for in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and its related interpretations.  Under APB 25, pretax stock-based compensation charged to income, principally in relation to the Company’s contingent stock rights, restricted stock units and restricted stock awards, was $10 million in 2005, $8.7 million in 2004 and $7.4 million in 2003 (see Note 12).

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R).  This statement eliminated the alternative to apply the intrinsic value measurement provisions of APB 25, to stock compensation awards issued to employees.  Rather, SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized in the consolidated statement of income over the period during which an employee is required to provide services in exchange for the award, usually the vesting period.  The Company will adopt SFAS 123R and the related FASB Staff Positions using the modified prospective application, one of several alternative transition methods, when it is effective for the Company on January 1, 2006.  Management estimates that the adoption of SFAS 123R will result in additional expense of approximately $.04 per diluted share during 2006.

In the fourth quarter of 2004, the Company, with approval from its Board of Directors, announced the acceleration of 2.2 million stock options, representing all unvested options granted and outstanding starting after 2002.  The Company’s decision to accelerate the vesting of certain outstanding stock option grants was made as part of a broad review of long-term incentive compensation in light of changes in market practices and accounting changes.  Other changes to be implemented beyond accelerating the vesting of certain options include reducing overall equity grant levels, a change in the mix of grants, and applying a three-year “cliff” vesting schedule to future grants of stock options.  Had the Company’s stock-based compensation been determined by the fair-value based method of SFAS 123, the Company’s net income and earnings per share would have been as follows:

(in thousands, except per share amounts)
	2005	2004		2003

Net income, as reported	$60,395	$99,548		$170,599

Add: Stock-based compensation expense
included in reported net income, net of taxes	6,023	5,272		4,471

Deduct: Total stock-based compensation expense
determined under fair-value based method for
all awards, net of taxes	(8,296)	(27,354)		(20,229)

Adjusted net income	$58,122	$77,466		$154,841

Basic earnings per share:
As reported	$.73	$1.22		$2.09
Adjusted	.70	0.95	*	1.90

Diluted earnings per share:
As reported	$.73	$1.21		$2.08
Adjusted	.70	0.94	*	1.89

* Includes approximately 11 cents per share as a result of the Company’s decision to accelerate the vesting of certain options.

The following table provides the estimated fair value, under the Black-Scholes option-pricing model, of each option and stock purchase plan right granted in 2005, 2004 and 2003 and the significant weighted-average assumptions used in their determination.

Options under Stock Options Plans	Fair Value	Risk-Free Interest Rate	Dividend Yield	Expected Life (years)	Volatility
2005	$9.53	3.7%	2.4%	5.0	27.7%
2004	13.45	3.0	1.7	5.0	29.0
2003	10.38	3.0	2.2	5.0	28.0

Stock Purchase Plan Right	Fair Value	Risk-Free Interest Rate	Dividend Yield	Expected Life (years)	Volatility
2005	$7.22	3.3%	2.7%	0.6	20.6%
2004	8.94	1.5	2.2	0.6	16.7
2003	9.70	1.0	2.3	0.6	29.8

USE OF ESTIMATES - The financial statements are prepared in accordance with generally accepted accounting principles which require certain reported amounts to be based on estimates.  Actual results could differ from these estimates.

NOTE 2:  ACQUISITIONS AND DISPOSITIONS

2005

Acquisition of MarketWatch

On January 21, 2005, the Company completed its acquisition of MarketWatch, Inc. (MarketWatch) for a purchase price of approximately $532 million.  The purchase price consisted of net cash tendered totaling approximately $502 million to acquire the 28.2 million outstanding common shares of MarketWatch; the exchange of 1.2 million stock options valued at $25 million using the Black-Scholes option pricing model; and, direct third party transaction costs of approximately $5 million.  This acquisition was financed by $439 million of short-term commercial paper borrowings and cash, including cash received from MarketWatch of $74 million.  In February 2005, the Company refinanced $225 million of its commercial paper borrowings with three-year bonds bearing a fixed interest rate of 3.875%.

MarketWatch is a provider of business news, financial information and analytical tools and operates two Web sites: MarketWatch.com and BigCharts.com. These free, advertising-supported sites serve visitors with market news and information.  MarketWatch also operates the MarketWatch Information Services group, which is a licensor of market news, data, investment analysis tools and other online applications to financial services firms, media companies and corporations.  The Company has fully integrated MarketWatch into the Consumer Electronic Publishing business, with integration of its news, advertising sales, information technology and back office operations.  The MarketWatch acquisition complements The Wall Street Journal Online network and expands the Company’s online audience and advertising revenues.  These factors contributed to a purchase price in excess of the fair market value of the net tangible and intangible assets acquired from MarketWatch, and as a result, the Company recorded goodwill in connection with this transaction.

Under the purchase method of accounting, the total purchase price is allocated to MarketWatch’s net tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition.  During the fourth quarter of 2005, the Company finalized the purchase price allocation and adjusted the values of the various assets acquired and liabilities assumed, principally adjusting the deferred taxes and goodwill balances.  The final purchase price allocation is as follows (in thousands):

Tangible assets:
Current assets	$88,839
Property, plant and equipment	4,030
Other assets – long term	30,752
Total tangible assets	123,621

Intangible assets:
Customer relationships	15,000
Developed technology	13,211
Trade name	29,000
Goodwill	391,178
Total intangible assets	448,389

Liabilities assumed:
Current liabilities	(39,600)
Total liabilities assumed	(39,600)

Net assets acquired	$532,410

The Company has allocated $28.2 million to amortizable intangible assets consisting of customer-related intangible assets and developed technology with weighted-average useful lives of six and four years, respectively.  The pattern of economic benefits to be derived from certain intangible assets is estimated to be greater in the initial period of ownership; accordingly, the Company has recorded accelerated amortization expense for certain intangible assets.  Further, $29 million has been allocated to trade names and $391.2 million to goodwill, which will not be amortized.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.  Liabilities assumed include approximately $7.9 million of restructuring costs related to severance of approximately 50 MarketWatch employees and other contractual commitments.

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

Disposition of F.F. Soucy

In April 2005, the Company concluded the sale of its 39.9% minority interest in F.F. Soucy Inc., a Canadian newsprint mill, to its majority owner, Brant-Allen Industries, Inc.  The sale price of $40 million resulted in a gain of $9.6 million ($9.4 million, net of taxes) in the second quarter.  As part of the sale the Company provided Brant-Allen a limited indemnification for certain income tax matters.  The Company estimated its obligation under this indemnification to be $2.2 million and recorded this amount as a liability and a reduction to the gain on sale.

2004

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

On April 2, 2004, simultaneous with the Company’s acquisition of the remaining interest in the news operations of VWD, VWD sold its non-news assets to a third party, resulting in cash proceeds to Dow Jones of $6.7 million.  As a result of this sale, the Company recorded an after-tax gain of $1.8 million in the second quarter of 2004.  Following the transaction, the Company had no involvement in the continuing operations of the disposed business.  The consideration was received at the time of the sale and a gain was recognized pursuant to the guidance in Staff Accounting Bulletin Topic 5E.

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

Acquired other intangible assets consisted of the following:

	Acquired	Weighted-Average
(in thousands)	Intangibles	Amortization Period

Subject to amortization:
Advertising accounts	$500	3 years
Subscription accounts	4,370	4 years
Conferences sponsor relationships	1,200	6 years
Database	5,113	6 years
Other	700	2 years
Total intangibles subject to amortization	11,883	5 years

Not subject to amortization:
Other, principally masthead	6,750

Total acquired intangibles	$18,633

2005 and 2004 Supplemental Pro-forma Information

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of MarketWatch (acquired January 21, 2005), OsterDow Jones (acquired July 7, 2004), VWD (acquired April 2, 2004) and Alternative Investor (acquired March 19, 2004) occurred at the beginning of each period:

(in thousands, except per share amounts)
	2005	2004

Net revenues	$1,773,896	$1,760,686
Net income	59,419	93,384

Net income per share – basic	$.72	$1.14
Net income per share – diluted	.71	1.13

2003

Non-monetary Exchange of Equity Holdings

In December 2003, the Company and the von Holtzbrinck Group exchanged equity shareholdings so as to increase the Company’s ownership of The Wall Street Journal Europe to 90% from 51% and reduce the Company’s ownership of the von Holtzbrinck Group’s business daily, Handelsblatt, to 10% from 22%, with news and advertising relationships continuing.  The transaction was accounted for at fair value in accordance with EITF 01-2 “Interpretations of APB 29”, as a disposition of 12% of Handelsblatt in exchange for the acquisition of an additional 39% interest in The Wall Street Journal Europe.  The Company recorded a gain of $18.7 million ($11.4 million after taxes), on the disposal of the 12% interest in Handelsblatt, as the risks of ownership were relinquished at the time of sale.

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

Acquired other intangible assets consisted of the following:

	Acquired	Weighted-Average
(in thousands)	Intangibles	Amortization Period

Subject to amortization:
Advertising accounts	$7,200	12 years
Subscription accounts	4,700	14 years
Total intangibles subject to amortization	11,900	13 years

Not subject to amortization:
Other, principally masthead	46,314

Total acquired intangibles	$58,214

Had the 2003 acquisitions been completed as of January 1, 2003 the impact on the Company’s revenues, net income and earnings per share would not have been material.

Resolution of Telerate Sale Loss Contingencies

In the first quarter of 2003, the Company recorded a gain of $59.8 million on the resolution of certain loss contingencies resulting from the sale of its former Telerate subsidiary to Bridge.  The reserve for loss contingencies was established as part of the loss on the sale of Telerate in 1998 and related to various claims that arose out of the Stock Purchase Agreement, including a purchase price adjustment related to working capital, an indemnification undertaking and other actual and potential claims and counter-claims between the Company and Bridge.  In February 2001, Bridge declared bankruptcy. In March 2003, these matters were resolved by the bankruptcy court, and the Company’s contingent liabilities were thereby extinguished.

NOTE 3:  GOODWILL AND OTHER INTANGIBLE ASSETS

As of January 1, 2002, the Company adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets."  SFAS 142 requires that an intangible asset that is acquired either individually or with a group of other assets be initially recognized and measured based on fair value.  An intangible with a finite life is amortized over its useful life, while an intangible with an indefinite life, including goodwill, is not amortized.

Goodwill balances by reportable segment were as follows:

	Print	Electronic	Community
(in thousands)	Publishing	Publishing	Newspapers	Total

Balance at December 31, 2003	$33,403	$7,900	$112,017	$153,320
Acquisitions*	-	92,238	-	92,238

Balance at December 31, 2004	33,403	100,138	112,017	245,558
Acquisitions*	4,437	391,178	515	396,130

Balance at December 31, 2005	$37,840	$491,316	$112,532	$641,688

*Refer to Note 2 for additional information relating to these acquisitions.

Other intangible assets were as follows:

	December 31, 2005			December 31, 2004
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Subscription accounts	$29,054	$10,243	$18,811	$21,004	$5,435	$15,569
Advertising accounts	20,167	5,283	14,884	13,448	2,143	11,305
Developed technology	13,211	3,364	9,847	-	-	-
Other	3,929	1,578	2,351	2,490	533	1,957

Total	66,361	20,468	45,893	36,942	8,111	28,831
Unamortizable intangibles	89,604	-	89,604	60,056	-	60,056

Total other intangibles	$155,965	$20,468	$135,497	$96,998	$8,111	$88,887

Amortization expense, based on intangibles subject to amortization held at December 31, 2005 is expected to be $11.8 million in 2006, $10.6 million in 2007, $7.9 million in 2008, $4.0 million in 2009, and $3.7 million in 2010.

NOTE 4:  RESTRUCTURING AND OTHER ITEMS

Restructuring and other items included in operating expenses were as follows:

(in thousands)	2005	2004	2003

Severance	$11,367	$6,813	$-
Other exit costs	-	(120)	-
Reversal of lease obligation reserve - WFC	-	(2,761)	-
Gain on settlement of business interruption
insurance claim	-	-	(18,408)
Total	$11,367	$3,932	$(18,408)

Restructuring actions have been recorded in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits” or SFAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities”, as appropriate.  The estimated employee severance payments described below were based on predetermined criteria of existing benefit plans and were therefore recorded when the liability was considered probable and reasonably estimable as required by SFAS 112.

The following table displays the activity and balances of the restructuring reserve accounts through December 31, 2005:

(in thousands)	December 31 2004 Reserve	2005 Expense	Cash Payments	December 31 2005 Reserve
Employee severance – 2005	$-	$11,367	$(6,771)	$4,596
Employee severance – 2004	7,262	-	(4,408)	2,854
Total	$7,262	$11,367	$(11,179)	$7,450

The workforce reductions related to the restructuring actions are substantially complete.  The remaining reserve relates primarily to continuing payments for employees that have already been terminated and is expected to be paid over the next twelve months.

2005

In the second quarter of 2005, the Company recorded a restructuring charge of $11.4 million ($6.9 million, net of taxes) primarily reflecting employee severance related to a workforce reduction of about 120 full-time employees.  Most of the charge related to the Company’s efforts to reposition its international print and online operations but also included headcount reductions at other parts of the business.

2004

In the fourth quarter of 2004, the Company recorded a restructuring charge of $6.7 million ($4.0 million, net of taxes) primarily reflecting employee severance related to a workforce reduction of about 100 employees.  The majority of this charge was related to employee severance in connection with the Company’s decision to publish Far Eastern Economic Review (FEER) as a monthly periodical beginning in December 2004, with the balance of the charge related to headcount reductions in circulation and international operations.

On September 11, 2001, the Company’s headquarters at the World Financial Center (WFC) sustained damage from debris and dust as a result of the terrorist attacks on the World Trade Center.  Approximately 60% of the floor space, including furniture and related equipment, had been deemed a total loss.  In the fourth quarter 2001, the Company recorded a charge of $32.2 million as a result of its decision to permanently re-deploy certain personnel and to abandon four of seven floors that were leased at its WFC headquarters.  This charge primarily reflected the Company’s rent obligation through May 2005 on this vacated space.  In the first quarter of 2004, the Company decided to extend the term of its lease for one of the floors that was previously abandoned and reoccupy this floor with personnel from another of its New York locations, whose lease term was expiring.  As a result, the Company reversed $2.8 million ($1.7 million, net of taxes) of the remaining lease obligation reserve for the previously abandoned floor at WFC.

2003

The Company has insurance policies that cover property damage, extra expenses and business interruption related to the September 11 disaster.  In the second quarter of 2003, the Company recorded a gain of $18.4 million ($11.1 million, net of taxes) reflecting the settlement of its business interruption insurance claim for loss of operating income suffered as a result of the terrorist attacks on the World Trade Center.

NOTE 5: INVESTMENTS IN ASSOCIATED COMPANIES, AT EQUITY

At December 31, 2005, the principal components of Investments in Associated Companies, at Equity were the following:

Investment	Ownership %	Description of business

Dow Jones Reuters Business Interactive LLC (Factiva)	50	Provides electronic delivery of business news and online research, in partnership with Reuters Group Plc.

HB-Dow Jones S.A.	42	A part-owner of a publishing company in the Czech Republic.

SmartMoney	50	Publisher of SmartMoney magazine and SmartMoney.com, serving the private-investor market throughout the U.S. and Canada, in partnership with Hearst Corp.

STOXX, Ltd.	33	Provides and services the Dow Jones STOXX(sm) indexes, Europe’s leading regional equity indexes.

Vedomosti	33	Publisher of an independent business newspaper in Russia, with Pearson and Independent Media.

During 2005, the Company disposed of its interests in CNBC Europe, CNBC Asia and CNBC World as described below and sold its interests in F.F. Soucy, Inc. as described in Note 2.  Accordingly, these investments do not appear in the table above.

The Company performs several services on behalf of Factiva, including some billing and collections of receivables and payroll services, in addition to leasing office space to Factiva.  The Company also provides content to Factiva for which it receives revenue.  At December 31, 2005 and 2004, other receivables included net amounts due from Factiva of $8.9 million and $4.2 million, respectively.  Revenues of the Company included content and licensing fees from Factiva of $19.2 million in 2005, $13.5 million in 2004 and $11.4 million in 2003.  Also, included in the Company’s revenues are licensing revenues from STOXX, Ltd. of $5.6 million in 2005, $4.7 million in 2004 and $3.1 million in 2003.

Summarized financial information for the Company’s equity-basis investments in associated companies, combined, was as follows (these amounts are in aggregate at 100% levels).  The majority of these investments are partnerships, which require the associated tax benefit or expense to be recorded by the partner.

(in thousands)
	2005	2004	2003
Income statement information:
Revenues	$530,195	$539,505	$540,258
Operating income	18,707	17,770	12,668
Net income	10,165	6,658	5,203

Financial position information:
Current assets	$185,087	$249,410	$201,313
Noncurrent assets	60,573	155,664	172,497
Current liabilities	102,532	125,119	129,746
Noncurrent liabilities	14,926	20,182	15,041
Equity	128,202	259,773	229,023

Write-Down of Equity Investments

In December 2005, the Company completed the disposal of its 50% interests in both CNBC Europe and CNBC Asia (collectively CNBC International), as well as its 25% interest in CNBC World, to NBC Universal for nominal consideration pursuant to a July 2005 agreement.  Through 2006 the Company will continue to provide access to news resources and other services to CNBC International, nonexclusively.  There are no plans to alter the licensing relationship in the U.S. between the Company and CNBC.

In the second quarter of 2005, in connection with the binding agreement reached with NBC Universal, the Company determined that an other-than-temporary decline in the value of its investments in CNBC International and CNBC World had occurred and, as a result, the Company recorded a charge of $35.9 million ($36.7 million, including taxes), largely reflecting the write-down of the investments’ carrying value ($32 million), with the remainder primarily reflecting the additional firmly committed cash payment for which there was no future economic benefit to the Company.

NOTE 6:  DEBT

The following table summarizes the Company’s debt outstanding for the periods presented:

	December 31	December 31
(in thousands)	2005	2004

Commercial paper, at rates of 3.98% to 4.42%	$247,467	$145,843
3.875% Senior Notes due February 15, 2008	224,928	-
Total debt outstanding	$472,395	$145,843

Debt outstanding at December 31, 2005 was $472.4 million which consisted of 3-year bonds totaling $224.9 million and commercial paper of $247.5 million with various maturities of less than a year.  As of December 31, 2005, the Company could borrow up to $440 million, $140 million through June 24, 2006 and $300 million through June 24, 2009 under its multiyear revolving credit agreements with several banks.  It is currently the Company’s intent to manage its commercial paper borrowings as short-term obligations.

The revolving credit agreements contain restrictive covenants, including a limitation on the ratio of consolidated indebtedness to consolidated cash flow and a requirement to maintain a minimum ratio of consolidated cash flow to consolidated interest expense.  On August 29, 2005, the Company amended its 5-year credit agreement dated June 25, 2001 and its 5-year credit agreement dated June 21, 2004 to temporarily increase the leverage covenant, from 3.5x to 4.0x, for each of the two quarters ended September 30, 2005 and December 31, 2005.  At December 31, 2005, the Company was in compliance with respect to both of these restrictive covenants then in effect, with the leverage ratio equaling less than 3.0x.  The Company’s original restrictive covenants will be effective for periods subsequent to December 31, 2005.

Borrowings may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, its certificate of deposit rate or the federal funds rate.  A quarterly fee is payable on the commitment which the Company may terminate or reduce at any time.  The quarterly fee, which is dependent on the Company’s debt rating issued by S&P and Moody's, ranges from .08% to .10%.  As of December 31, 2005 and 2004, no amounts were borrowed under the revolving credit lines.  The Company intends to extend the revolving credit agreements prior to their expiration.

Interest payments were $16.3 million in 2005, $3.8 million in 2004 and $2.7 million in 2003.

NOTE 7:  CONTRACT GUARANTEE

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

Earnings in 2005, 2004 and 2003 included accretion charges of $4.1 million, $6.9 million and $9.5 million, respectively, which increased the reserve balance as of December 31, 2005 to $264.7 million, all of which is classified as current based on the original due dates of the contract.

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

The trial court in January 2003 denied motions by each of the parties that their own claims for relief be granted and that competing claims be dismissed.  Appeals from those decisions were not pursued, and discovery has concluded.  On January 25, 2006, the trial court denied the bulk of the parties' motions for summary judgment, leaving the resolution of the case for trial.  The Court did grant Dow Jones' motion for summary judgment on a small issue in the case.  The Court did not set a trial date, but has directed the parties to appear before it at a settlement conference in early March 2006.

Due to the stage of the lawsuit at December 31, 2005, it is not possible to determine whether the court will find that any obligation the Company had under the guarantee may be dismissed or reduced.  Accordingly, the Company believes the balance of the reserve continues to be appropriate.

While it is not possible to predict with certainty the ultimate outcome of this litigation, the Company believes the likelihood of a loss exceeding the amount reserved is remote; however, it is possible that such loss could be less than the amount reserved.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

Commitments for capital expenditures amounted to $9.6 million at December 31, 2005.

Noncancelable leases require minimum rental payments through 2020 totaling $306 million.  Payments required for the years 2006 through 2010 are as follows:

(in thousands)

	2006	2007	2008	2009	2010

Minimum Rental Payments	$49,082	$42,564	$30,075	$27,974	$26,575

These leases are principally for office space and equipment and contain renewal and escalation clauses.  Total rental expense amounted to $59 million in 2005, $60 million in 2004 and $61.7 million in 2003.

Other Guarantees and Contingencies

In addition to the litigation that is separately disclosed in Note 7 of this Form 10-K, there are various libel actions, legal proceedings and other matters that have arisen in the ordinary course of business that represent possible contingencies of the Company and its subsidiaries.  In the opinion of management, based on advice of legal counsel, the ultimate outcome to the Company and its subsidiaries as a result of these legal proceedings and other matters will not have a material effect on the Company’s financial statements.  In addition, the Company has insurance coverage for many of these matters.

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

The Company enters into indemnification agreements in its ordinary course of business, typically with companies from which it is acquiring or to which it is selling businesses, partners in joint ventures, licensees and licensors, and service providers and contractors.  Under these agreements the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, as a result of the Company’s activities or its breach of the agreement in question or in connection with any intellectual property infringement claim by any third party with respect to the Company's products.  These indemnification obligations generally survive termination of the underlying agreement, either for some set number of years or perpetually.  In some cases, the maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited.  Other than the $2.2 million Brant-Allen Industries indemnification discussed in Note 2, the Company believes that the estimated fair value of these indemnity obligations is minimal.  The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

Newsprint is the Company’s single most important raw material and represented approximately 8% of the Company’s total operating expenses in each of the last three years. The Company has signed long-term contracts with certain newsprint suppliers for a substantial portion of its annual newsprint requirements and has discretion as to the timing of such purchases.

The Company has guaranteed payment for office space occupied by certain of its joint ventures.  Partners of the Company in these joint ventures have either directly guaranteed their share of any payments required under these guarantees or agreed to indemnify the Company for 50% of any payments the Company may be required to make under these guarantees.  The Company’s share of this obligation totals $1.1 million through 2010.

NOTE 9:  PENSION AND OTHER POSTRETIREMENT PLANS

Employee Pensions

The Company provides retirement plans for a majority of its employees who meet specific length of service requirements through several plans.

The Company’s defined contribution plans cover a majority of its employees.  The 401(k) Savings Plans are based on a fixed percentage of compensation and allow an employer matching opportunity up to a specified percentage.  The contribution for each employee is limited to the amount deductible for income tax purposes.  The annual cost of the plan is funded currently.  The total costs related to defined contribution plans amounted to $45 million in 2005, $44.3 million in 2004 and $43.6 million in 2003.

Substantially all employees who are not covered by the defined contribution plans are covered by defined benefit pension plans.  The Company’s defined benefit pension plan benefits are based on years of service and compensation.  The total cost of these defined benefit plans was $5.8 million in 2005, $2.8 million in 2004 and $8.0 million in 2003.

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

In the second quarter of 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP clarified that companies eligible for federal subsidies under the Act should recognize the expected benefit as part of its measurement of its accumulated postretirement obligation.  Accordingly in the second quarter 2004, the Company remeasured its postretirement obligation as of January 1, 2004 factoring in this expected benefit from Medicare.  The remeasurement resulted in a reduction of the Company’s accumulated postretirement benefit obligation by $24 million and reduced its expected annual 2004 postretirement expense by $3.6 million (a reduction of service cost by $1.2 million, interest cost by $1.5 million and recognized actuarial loss by $0.9 million).

Plan amendment

In the fourth quarter of 2005, the Company announced modifications to the coverage under the Company’s prescription drug plan which affects certain current employees who retire on or after April 1, 2006, and who do not meet certain other criteria that would exempt them from the modifications.  These modifications require the substitution of the Medicare Part D prescription drug program (or a plan that matches the provisions of the Medicare Part D prescription drug program) beginning in 2007 in place of the Company’s current drug plan.  In addition, certain new employees hired after January 1, 2006 will not be eligible for any retiree health care benefits from the Company.  Instead, those employees will be eligible for Medicare benefits.  These modifications, which are expected to yield long-term savings for the Company, apply only to benefits that come into effect after retirement.

Defined Benefit Plans

The Company’s defined pension and other postretirement benefit plans, which are measured at December 31, were as follows:

(in thousands)	Pension Benefits		Other
			Postretirement
			Benefits
	2005	2004	2005	2004
Change in Benefit Obligation
Projected benefit obligation at January 1	$181,266	$169,781	$258,359	$239,151
Service cost	5,932	5,274	9,937	8,240
Interest cost	10,498	10,301	14,718	13,246
Plan participant contributions			1,315	1,128
Plan amendments	315		(27,130)	(4,946)
Effect of curtailment/settlement		(4,057)
Actuarial loss	20,344	11,435	14,261	12,567
Benefits paid	(10,260)	(11,468)	(10,230)	(11,027)
Projected benefit obligation at December 31	$208,095	$181,266	$261,230	$258,359

Change in Plan Assets
Fair value of plan assets at January 1	$157,893	$159,977
Actual return on plan assets	5,995	12,588
Employer contribution	4,036	1,419	$8,915	$9,899
Plan participant contributions			1,315	1,128
Effect of curtailment/settlement		(3,091)
Benefits paid	(10,260)	(11,468)	(10,230)	(11,027)
Fair value of plan assets at December 31	$157,664	$159,425	$-	$-

Components of Accrued Benefit Costs
Funded status	$(50,431)	$(21,841)	$(261,230)	$(258,359)
Unrecognized actuarial loss	58,952	33,228	81,912	70,190
Unrecognized prior service cost	2,806	3,240	(50,879)	(25,716)
Accrued benefit costs	$11,327	$14,627	$(230,197)	$(213,885)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(39,525)	$(14,072)	$(230,197)	$(213,885)
Prepaid benefit cost	694	2,190
Intangible asset	2,806	3,240
Accumulated other comprehensive income	47,352	23,269
Net amount recognized	$11,327	$14,627	$(230,197)	$(213,885)

The accumulated benefit obligation for the defined benefit pension plans was $193.8 million at December 31, 2005 and $167.3 million at December 31, 2004.

Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31

(in millions)	2005
Projected benefit obligation	$200.1
Accumulated benefit obligation	187.8
Fair value of plan assets	148.2

Components of Net Periodic Benefit Costs

(in thousands)	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$5,932	$5,274	$4,707	$9,937	$8,240	$8,028
Interest cost	10,498	10,301	9,930	14,718	13,246	13,208
Expected return on plan assets	(13,196)	(13,117)	(9,683)
Amortization of prior service cost	748	724	726	(1,730)	(1,433)	294
Recognized actuarial loss	1,821	798	1,214	2,303	813
Special termination benefits			1,139
Plan curtailment		(1,138)
Total benefit cost	$5,803	$2,842	$8,033	$25,228	$20,866	$21,530

The plan curtailment in 2004 related to a reduction in plan participants as a result of the Company’s repositioning of the Far Eastern Economic Review to a monthly publication.

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Discount Rate	5.59%	5.80%	5.63%	5.88%
Salary Scale	3.00	3.00	n/a	n/a

Weighted-average assumptions used to determine net cost at December 31:

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Discount Rate	5.80%	6.20%	6.66%	5.88%	6.25%	6.75%
Expected Asset Return	8.51	8.44	8.40	n/a	n/a	n/a
Salary Scale	3.00	3.00	3.00	n/a	n/a	n/a

Basis for determining the discount rate

The Company’s discount rate was determined by projecting the plans’ expected future benefit payments, as defined for the projected benefit obligations, and discounting those expected payments using an average of yield curves constructed based on a large population of high-quality corporate bonds.  The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

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

Health care cost trend rate

A 9% annual rate of increase in the per capita costs of covered health care benefits was assumed for 2006, gradually decreasing to 5% by the year 2012 and remaining at that rate thereafter.  The Company’s health care cost trend rate assumed for 2005 was 10% decreasing to 5% by the year 2012.

A one percentage point change in the assumed health care cost trend rates would have had the following effects in 2005:

(in thousands)	1% Increase	1% Decrease
Accumulated postretirement benefit obligation as of December 31, 2005	$48,189	$(40,338)
Total service and interest cost for 2005	5,670	(4,547)

Defined Benefit Pension Plan Assets

The defined benefit pension plan’s investment objective is to maximize long-term total return through a combination of income and capital appreciation with a prudent investment practice and assumption of a moderate risk level.  The Company provides guidance to the investment manager who has responsibility for asset allocation within the following ranges: equity investments between 25% to 75%, debt securities between 25% to 75%, and cash equivalents from 0% to 50%.  In addition, the investment manager may not allocate more than 35% to a specific industry or more than 5% to an individual company.

Pension plan asset allocation at December 31, 2005 and 2004 and the target allocation for 2006 are as follows:

	Allocation as of		Target
	December 31		Allocation
Asset Category	2005	2004	2006
Equity securities	69%	68%	65%
Debt securities	31	32	35
	100%	100%	100%

Expected Contributions

The Company expects to make approximately $9 million of contributions to fund the pension plans in 2006.

Expected Future Benefit Payments

The Company expects to pay the following benefit payments, which reflect expected future service:

(in thousands)	Pension Benefits	Other Post Retirement Benefits
2006	$9,629	$10,332
2007	9,866	10,887
2008	10,223	10,997
2009	11,036	11,431
2010	10,940	11,869
2011-2015	69,342	68,295

NOTE 10:  INCOME TAXES

The components of consolidated income before income taxes and minority interests were as follows:

(in thousands)
	2005	2004	2003
Domestic	$178,295	$229,128	$262,238
Foreign	(74,684)	(73,043)	(41,380)
	$103,611	$156,085	$220,858

The following is a reconciliation of income tax expense to the amount derived by multiplying income before income taxes and minority interests by the statutory federal income tax rate of 35%.

(dollars in thousands)	2005	% of Income Before Taxes	2004	% of Income Before Taxes	2003	% of Income Before Taxes
Income before income taxes and minority interests multiplied by statutory federal income tax rate	$36,264	35.0%	$54,629	35.0%	$77,300	35.0%
State and foreign taxes, net of federal income tax effect	6,403	6.2	10,254	6.6	15,340	6.9
Nondeductible capital loss, net of utilization	10,605	10.2	2,426	1.6	3,333	1.5
Resolution of certain income tax matters	(9,148)	(8.8)	(7,151)	(4.6)	(25,055)	(11.3)
Resolution of Telerate sale loss contingencies					(20,937)	(9.5)
Other, net	(908)	(0.9)	(1,580)	(1.0)	1,723	0.8
	$43,216	41.7%	$58,578	37.5%*	$51,704	23.3%*

* The sum of the individual amounts does not equal the total due to rounding.

Consolidated income tax expense was as follows:

(in thousands)	Federal	State	Foreign	Total

2005
Currently payable	$56,541	$8,435	$3,780	$68,756
IRS 1999-2000 federal audit tax refund	(6,417)			(6,417)
Deferred	(12,611)	(6,505)	(7)	(19,123)
Total	$37,513	$1,930	$3,773	$43,216

2004
Currently payable	$21,643	$18,543	$5,511	$45,697
Deferred	19,542	(6,105)	(556)	12,881
Total	$41,185	$12,438	$4,955	$58,578

2003
Currently payable	$5,127	$17,227	$1,329	$23,683
IRS 1995-1998 federal audit tax refund	(23,978)			(23,978)
Deferred	44,861	6,518	620	51,999
Total	$26,010	$23,745	$1,949	$51,704

2005

In the fourth quarter 2005, the Company received a federal tax refund, including interest, related to the settlement of claims from previously filed returns.  Pursuant to the settlement of these claims, during the fourth quarter of 2005, the Company recorded an adjustment of $8 million to its tax accounts and recorded interest income of $1.4 million ($0.9 million, net of taxes).  The total impact of these items was an increase in net income of $8.9 million.

Income tax expense in the third quarter 2005 included a tax benefit of $1.1 million as a result of a favorable resolution of certain state and federal tax matters.

2004

Income tax expense in 2004 included tax benefits of $5.7 million in the fourth quarter and $1.5 million in the third quarter as a result of the favorable resolution of certain federal tax matters.

2003

In the third quarter of 2003, the Internal Revenue Service (IRS) completed its audit of the Company’s tax returns for the 1995 through 1998 tax periods, which had been amended for additional tax refunds.  In October 2003, the Company received notification that the Congressional Joint Committee on Taxation had approved these claims for tax refunds of approximately $24 million.  The Company received these refunds plus interest of approximately $6.7 million in the fourth quarter of 2003.  Pursuant to the settlement of these claims, in the third quarter of 2003, the Company recorded an adjustment of $25 million to its tax reserve balance as a result of the resolution of certain tax matters and recorded interest income of $6.7 million ($4.0 million, net of taxes).  The Company also recorded a provision of $9.5 million in the third quarter for loss contingencies relating to recent developments in certain other tax matters.  The net effect of these items was an increase in net income of $19.5 million.

The Company’s combined current and noncurrent deferred taxes at December 31, 2005 and 2004 consisted of the following deferred tax assets and liabilities:

(in thousands)	Deferred Tax Assets		Deferred Tax Liabilities
	2005	2004	2005	2004

Depreciation			$90,534	$93,085
Employee benefit plans, including deferred compensation	$148,133	$131,826
Investments			13,732	7,740
Intangibles			21,084	3,608
Leases	6,008	6,373
Capital loss carryforward	61,328	55,766
Unrecognized capital loss carryforward	108,943	109,545
Income tax valuation allowance for capital loss carryforward	(170,271)	(165,311)
Net operating loss carryforward - acquired	36,577
Other	12,091	13,102	22,520	20,088
Total deferred taxes	$202,809	$151,301	$147,870	$124,521

Capital Loss Carryforward

As of December 31, 2005, the Company had a capital loss carryforward remaining of about $454 million (a deferred tax asset of about $170 million, with a full valuation allowance).  Approximately $164 million of this loss carryforward is recognized for tax purposes, the bulk of which expires in 2006.  The remaining $290 million of capital loss carryforward, which primarily relates to the contract guarantee obligation (see Note 7), will be recognized for tax purposes only to the extent, if any, that the Company is required to make payment.  If the Company is required to make any such payment, the resulting loss carryforward will be available for use five years from the year it is recognized.

The Company could not conclude that it was more likely than not that it would realize any net tax savings from capital loss carryforward prior to their expiration and believes the full valuation allowance reserve was appropriate at December 31, 2005.

Net Operating Loss Carryforward- acquired

As part of the MarketWatch acquisition, the Company acquired a net operating loss carryforward of approximately $110.7 million (a deferred tax asset of about $42.8 million).  Approximately $16.8 million of this loss carryforward (or $6.2 million of tax benefit) was utilized in 2005.  As of December 31, 2005, the remaining loss carryforward, which is subject to annual limitations of its use, was $93.9 million (a deferred tax asset of about $36.6 million).

Income Taxes Paid, net

Income tax payments were $16.7 million in 2005, $39.6 million in 2004 and $10 million in 2003.

NOTE 11:  CAPITAL STOCK

Common stock and class B common stock have the same dividend and liquidation rights.  Class B common stock has ten votes per share, free convertibility into common stock on a one-for-one basis and can be transferred in class B form only to members of the stockholder’s family and certain others affiliated with the stockholder.

The Company repurchased 0.6 million shares in early 2003 for $19.8 million at an average cost of $35.72 per share.  As of December 31, 2005, approximately $326.4 million remained under board authorization for share repurchases.

On April 20, 2005 the Company's shareholders approved an amendment to the Company's bylaws and certificate of incorporation reducing the threshold at which shares of class B common stock are automatically converted into shares of common stock from 12,000,000 to 7,500,000 shares.

NOTE 12:  EARNINGS PER SHARE AND SHARE-BASED COMPENSATION PLANS

Earnings Per Share

Basic and diluted earnings per share have been computed as follows:

	2005 (2)	2004 (2)	2003 (2)

Net income	$60,395	$99,548	$170,599

Weighted-average shares outstanding – basic	82,751	81,878	81,593

Effect of dilutive securities:
Stock options	139	120	121
Other, principally contingent stock rights	299	287	236

Weighted-average shares outstanding – diluted (1)	83,189	82,285	81,950

Basic earnings per share	$.73	$1.22	$2.09
Diluted earnings per share	.73	1.21	2.08

(1)

The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the year.

(2)

Options to purchase 9,114,000 shares in 2005 at an average price of $53.20, options to purchase 8,474,000 shares in 2004 at an average price of $54.85 and options to purchase 7,566,000 shares in 2003 at an average price of $55.03 have been excluded from the diluted earnings per share calculation for each respective year because the options’ exercise prices were greater than the average market price during the year and to include such securities would be antidilutive.

Dilution Table

The table below shows the effect on the diluted weighted-average shares outstanding using the treasury stock method had the stock price been at higher amounts than its average for 2005 of $36.93.

(shares in thousands)

Hypothetical Stock Prices	Incremental Dilutive Shares	Percentage of Shares Outstanding	EPS Impact
$40	491	0.6%	-
$50	789	1.0%	-
$60	1,387	1.7%	($.01)
$70	2,115	2.6%	($.01)
$80	2,689	3.2%	($.02)
$90	3,135	3.8%	($.02)

Share-Based Compensation Plans

The Dow Jones 2001 Long-Term Incentive Plan (the plan) provides for the grant of contingent stock rights, stock options, restricted stock, restricted stock units and other stock-based awards (collectively, “plan awards”).  At the 2005 Annual Meeting of Stockholders, an amendment to the plan was approved which increased the number of shares issuable under the plan by 1,500,000 shares to 10,500,000 shares. The Compensation Committee of the Board of Directors administers the plan.  Under the plan, common stock may be granted for plan awards through March 31, 2011.  The plan was the successor to the Dow Jones 1997 Long-Term Incentive Plan, which provided benefits to key senior executives, and the Dow Jones 1998 Stock Option Plan, which primarily provided benefits for middle management.  At December 31, 2005, there were approximately 3.9 million shares available for future grants under the 2001 plan.  Shares that remained under 1998 plan have been retired.

Stock options

Options for shares of common stock may be granted under existing plans at not less than the fair market value of the common stock on the date of grant.  In December 2004, under authorization of the Board of Directors, the Company accelerated the vesting of all unvested options granted after 2002.  Accordingly, all options outstanding at December 31, 2005 were exercisable other than the 2005 grants.  Stock options granted subsequent to December 31, 2004 will vest and become exercisable three years from the date of grant pursuant to the new three-year cliff vesting schedule.  Options expire 10 years from the date of grant.

The activity with respect to options under the Company’s stock option plans was as follows:

(shares in thousands)	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Balance at January 1	9,375	$52.83	8,985	$52.57	7,783	$53.95
Assumed (1)	1,172	27.44	-	-	-	-
Granted	554	40.91	1,245	52.61	1,699	44.67
Exercised (2)	(880)	22.08	(219)	35.11	(226)	37.39
Terminated/Canceled	(747)	53.36	(636)	54.77	(271)	55.26

Balance at December 31	9,474	$51.81	9,375	$52.83	8,985	$52.57

Options exercisable at December 31	8,943	$52.46	8,693	$52.66	5,231	$53.55

(1)	Options assumed in connection with the acquisition of MarketWatch as discussed in Note 2.
(2)

Options exercised in 2005, 2004 and 2003 yielded a pretax gain to the option holders of $14 million, $2 million, and $3 million, respectively.  Options exercised in 2005 were largely related to the acquisition of MarketWatch.  The five most highly-compensated executives of the Company did not exercise any options in 2005.  In 2004 the five most highly-compensated executives of the Company exercised 25,000 options yielding them pretax income of $0.2 million in 2004 and exercised 27,000 options yielding them pretax income of $0.2 million in 2003.

In 2005, the five most highly-compensated executives of the Company were Peter R. Kann, Chairman of the Board; Richard F. Zannino, Chief Executive Officer;  Karen E. House, formerly Senior Vice President and Publisher of The Wall Street Journal; L. Gordon Crovitz, Executive Vice President and President, Electronic Publishing; and Paul E. Steiger, Vice President and Managing Editor.

Options outstanding at the end of 2005 are summarized as follows:

(in thousands, except per share amounts)	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Value(1)	Shares	Weighted- Average Exercise Price	Value(1)

$3.04 to $34.21	193	$20.14	7.6	$2,962	193	$20.14	$2,962
$34.38 to $39.09	383	34.66	1.7	373	354	34.45	372
$40.64 to $49.85	2,775	45.30	6.3		2,273	46.22
$50.75 to $55.16	3,620	53.71	6.1		3,620	53.71
$55.22 to $61.13	1,652	59.51	5.1		1,652	59.51
$62.75 to $73.25	839	64.22	4.1		839	64.22
$87.67 to $170.16	12	117.60	3.8		12	117.60

Balance at December 31, 2005	9,474	$51.81	5.7	$3,335	8,943	$52.46	$3,334

Five most highly-compensated executives	1,388	$51.71	6.0	$62	1,235	$53.00	$62
All others	8,086	51.83	5.6	3,273	7,708	52.37	3,272

Total	9,474	$51.81	5.7	$3,335	8,943	$52.46	$3,334

(1) Represents the excess of the closing price of the Company’s common stock on December 31, 2005 ($35.49), over the respective exercise price of the options multiplied by the number of in-the-money options at December 31, 2005.

Stock Options Outstanding by Year of Grant

(shares in thousands)

		Weighted-				Weighted-
	Number	Average				Average
	of Shares	Exercise	Number of Shares			Market	Additional
Year	Granted	Price	Forfeited	Exercised	Unexercised	Price(1)	Shares(2)

2005	562	$40.91	(24)		538
2004	1,862	43.83	(123)	(501)	1,238	$38.30	100
2003	1,955	41.28	(234)	(229)	1,492	38.22	63
2002	2,614	52.58	(542)	(107)	1,965	35.03	44
2001	2,233	59.26	(600)	(7)	1,626	37.18	3
2000	1,373	63.87	(471)	(15)	887	36.73	6
1999	170	65.15	(79)	(20)	71	65.70	4
1998	1,294	48.92	(310)	(200)	784	62.58	27
1997	1,183	50.15	(439)	(214)	530	63.26	26
1996	1,220	34.50	(81)	(796)	343	53.89	173

Total	14,466		(2,903)	(2,089)	9,474

(1)	Represents the average market price of shares acquired by the option holder on the date of exercise.
(2)	Assumes the Company uses the proceeds from share purchases, including related tax deduction, to repurchase shares on the open market at the market price.

CEO Stock Options Outstanding by Year of Grant

(in thousands, except per share amounts)

	Number Of Shares Granted	Weighted- Average Exercise Price
			Exercised Options			Unexercised Options
Year			Shares	Average Price	Gain	Shares	Average Price	Value(1)
2005	48	$41.14				48	$41.14
2004	88	52.65				88	52.65
2003	92	44.68				92	44.68
2002	114	55.16				114	55.16
2001	84	59.50				84	59.50
2000	60	64.00				60	64.00
1998	39	49.13				39	49.13
1997	32	50.75				32	50.75
1996	40	34.38				40	34.38	$43

	597	$51.51				597	$51.51	$43

(1) Represents the difference between the closing price of the Company’s common stock on December 31, 2005 ($35.49), and the exercise price of the options.  The CEO historically has not exercised his stock options until their expiration year. Figures presented in table are for Mr. Kann, CEO as of December 31, 2005.

Contingent stock rights

Contingent stock rights, granted under the Long-Term Incentive Plan, entitle the participant to receive future payments in the form of common stock, cash or a combination of both.  The compensation ultimately received will depend on the extent to which specific performance criteria are achieved during the respective performance period (three years for 2005 and 2004 grants; four years for prior grants), the participant’s individual performance and other factors, as determined by the compensation committee.  Compensation received could be less than or equal to that specified in the right, but cannot exceed the right.

The activity with respect to the number of contingent stock rights outstanding was as follows:

(in number of stock rights)
	2005	2004	2003
Balance at January 1	939,000	915,000	750,000
Granted – Five most highly-compensated executives	153,000	101,000	111,000
Granted – all others	240,000	154,000	184,000
Final awards – Five most highly-compensated executives (1)	(39,000)	(32,000)	(11,000)
Final awards – all others (1)	(75,000)	(54,000)	(20,000)
Terminated/canceled	(112,000)	(145,000)	(99,000)

Balance at December 31	1,106,000	939,000	915,000

(1) The combined market value of the final shares awarded to the five most highly-compensated executives and all others in 2005, 2004 and 2003 was $4.7 million, $4.3 million and $1.1 million, respectively, based on the stock price on the date of award.

Contingent Stock Rights Outstanding

Performance Period	Five most highly- compensated executives	All others	Total
2002-2005	83,000	152,000	235,000
2003-2006	102,000	161,000	263,000
2004-2006	95,000	137,000	232,000
2005-2007	153,000	223,000	376,000

Total	433,000	673,000	1,106,000

Restricted stock units and Restricted stock awards

Restricted stock units cliff vest at the end of three years from the date of grant and are payable in the Company’s common stock.  Any dividends accrued during this period would be payable at the end of the three year period in cash.  In 2005, 220,000 shares of restricted stock units were granted at $40.67 per share.  In 2004, 101,000 shares of restricted stock units were granted at $52.65 per share.  As of December 31, 2005 28,000 shares had lapsed which comprised of 14,000 shares from each of the 2005 and 2004 awards.

The vesting of restricted stock awards may be conditional upon the completion of a specified period of employment, upon attainment of specified performance goals, and/or any other such criteria as the Compensation Committee may determine.  In 2005, 34,000 shares of restricted stock were granted at a market value of $1.2 million.  In 2003, 6,900 shares of restricted stock were granted at a market value of $0.3 million.

Stock purchase plan

Under the terms of the Dow Jones 1998 Employee Stock Purchase Plan, eligible employees may purchase shares of the Company’s common stock based on compensation through payroll deductions or lump-sum payment.  The purchase price for payroll deductions is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period.  Lump-sum purchases are made during the offering period at the lower of 85% of the fair market value of the stock on the first day of the purchase period or the payment date.  At December 31, 2005, there were 1,047,000 shares available for future offerings.  Under the plan, the Company sold 104,000 shares, 109,000 shares, and 105,000 shares to employees in 2005, 2004 and 2003, respectively.

NOTE 13:  BUSINESS SEGMENTS

The Company reports the results of its operations in three segments: print publishing, electronic publishing and community newspapers.  In addition, the Company reports certain administrative activities under corporate.

Print publishing, which is largely comprised of the global editions of The Wall Street Journal, publishes business and financial content worldwide.  This content is published primarily in the U.S., Europe, Asia and Latin America editions of The Wall Street Journal and on U.S. television through a licensing arrangement with CNBC.  The Company manages the global Journal operations as one segment as their products comprise the global Journal brand, and there are significant interrelationships within the editions including global management, shared news flows and workforce and a global advertising customer base, sales force and pricing.  U.S. television, which represents a licensing agreement with NBC Universal to provide branding, news content and on-air expertise to CNBC, is a further extension of the Journal brand and content.  The Company also includes the operations of Barron’s within print publishing instead of reporting them separately because of their relative immateriality to the Company’s results on a consolidated basis and because Barron’s shares services with and its operations are similar to the global Journal.

Electronic publishing, which electronically distributes business and financial news and information, includes the operations of Dow Jones Newswires, Consumer Electronic Publishing and Dow Jones Indexes/Ventures.  Consumer Electronic Publishing includes the results of WSJ.com and its related vertical sites, MarketWatch and the Company’s licensing/business development and radio/audio businesses.  The Company manages electronic publishing as one segment, based on the similar distribution channels, global management, shared workforce and corporate branding.  Revenues in the electronic publishing segment are mainly subscription-based.  The community newspapers segment publishes 15 daily newspapers, 12 Sunday papers and more than 30 weekly newspapers and “shoppers” in nine states in the U.S.

Management evaluates the performance of its segments exclusive of restructuring charges.  See Note 4 for a further discussion of these items.

The Company’s operations by reportable business segment were as follows:

Financial Data by Business Segment

(in thousands)	2005	2004	2003

Revenues: (1)
Print publishing	$916,139	$948,833	$915,468
Electronic publishing	506,857	381,181	322,032
Community newspapers	346,694	341,444	310,985
Consolidated revenues	$1,769,690	$1,671,458	$1,548,485

Income (Loss) Before Income Taxes and Minority Interests:
Print publishing	$(23,101)	$31,485	$8,079
Electronic publishing	112,046	79,034	67,871
Community newspapers	79,749	89,115	80,993
Corporate	(36,019)	(33,528)	(32,438)
Segment operating income	132,675	166,106	124,505

Restructuring (2)	(11,367)	(3,932)	18,408
Consolidated operating income	$121,308	$162,174	$142,913

Equity in earnings of associated companies	14,090	2,375	2,869
Write-down of equity investments	(35,865)
Gain on disposition of investments	22,862	3,260	18,699
Gain on resolution of Telerate sale loss contingencies			59,821
Contract guarantee	(4,090)	(6,933)	(9,523)
Other (expense) income, net	(14,694)	(4,791)	6,079
Income before income taxes and minority interests	$103,611	$156,085	$220,858

(in thousands)	2005	2004	2003

Depreciation and Amortization Expense:
Print publishing	$56,931	$65,335	$67,054
Electronic publishing	38,644	27,732	26,263
Community newspapers	12,576	11,675	12,050
Corporate	150	165	647
Consolidated depreciation and amortization expense	$108,301	$104,907	$106,014

Assets at December 31:
Print publishing	$649,948	$673,967	$714,811
Electronic publishing	756,031	269,548	156,220
Community newspapers	328,203	316,238	305,821
Segment assets	1,734,182	1,259,753	1,176,852
Cash and investments	47,790	120,450	127,302
Consolidated assets	$1,781,972	$1,380,203	$1,304,154

Capital Expenditures:
Print publishing	$23,283	$33,265	$30,409
Electronic publishing	20,047	16,270	11,571
Community newspapers	21,981	26,468	13,961
Consolidated capital expenditures	$65,311	$76,003	$55,941

Financial Data by Geographic Area
	2005	2004	2003
Revenues:
United States	$1,619,302	$1,527,427	$1,417,854
International	150,388	144,031	130,631
Consolidated revenues	$1,769,690	$1,671,458	$1,548,485

Plant, Property and Equipment, Net of Accumulated Depreciation:
United States	$620,405	$647,989	$678,550
International	10,833	12,035	10,734
Consolidated plant, property and equipment, net	$631,238	$660,024	$689,284

Goodwill and Intangible Assets, Net of Accumulated Amortization:
United States	$719,687	$282,021	$181,763
International	57,498	52,424	41,681
Consolidated goodwill and intangible assets, net	$777,185	$334,445	$223,444

(1) Revenues shown represent revenues from external customers. Transactions between segments are not significant.

(2) Restructuring charges are not included in segment expenses, as management evaluates segment results exclusive of these items.  For information purposes, the restructuring charges included in operating expenses allocable by reportable segment for the periods presented were as follows:

(in thousands)	2005	2004	2003

Print publishing	$(8,585)	$(3,561)	$17,422
Electronic publishing	(1,969)	(280)	951
Corporate	(813)	(91)	35
Total	$(11,367)	$(3,932)	$18,408

NOTE 14:  FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The Company’s investments include marketable equity securities, which are carried at their market value.  As of December 31, 2005 the market value of these securities was $5.1 million reflecting an unrealized gain of $2.6 million.  The remaining other investments are carried at original cost.

As of December 31, 2004, the market value of these securities was $7.4 million reflecting an unrealized gain of $4.9 million.  The balance of the other investments is carried at original cost.

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and commercial paper borrowings approximate fair value.  The fair value of the Company’s 3-year bonds, determined based on quoted market prices, totaled $219.1 million at December 31, 2005, compared with a book value of $224.9 million.

Foreign Currency Exchange Forward Contracts

During 2005 and 2004 the Company entered into foreign currency exchange forward contracts to exchange U.S. dollars for the following foreign currencies:

	2005		2004
(in millions)	Foreign Currency	U.S. Dollar	Foreign Currency	U.S. Dollar

British Pound	7.4	12.9	12.5	23.9
Euro	9.1	10.9	14.0	18.7
Hong Kong Dollar	5.2	0.7	-	-
Japanese Yen	112.6	1.0	-	-

These contracts, which expire over the subsequent year, are designated as cash flow hedges of anticipated operating expenses that are denominated in these foreign currencies.  Revenues of the Company are largely collected in U.S. dollars.  These contracts are entered into to mitigate foreign exchange volatility relative to these currencies.  Realized gains or losses on foreign currency forward contracts are recognized currently through income and generally offset the transaction gains or losses on the foreign currency cash flows which they are intended to hedge.

The fair value of the contracts for year ended 2005 and 2004 was an unrealized loss of $0.3 million and an unrealized gain of $0.3 million, respectively.

The Company also enters into foreign currency exchange forward contracts to limit the cash flow and earnings volatility that results from remeasuring certain foreign currency payables at prevailing exchange rates.  The unrealized gains or losses of these forward contracts are recognized in Other, net in the income statement.  The forward contract acts as an economic hedge by increasing in value when the underlying foreign currency payable decreases in value and conversely decreases in value when the underlying foreign currency payable increases.  As of December 31, 2005, the Company had forward currency exchange contracts outstanding to exchange 10 million British Pounds for $17.2 million, which are due to expire in the first quarter of 2006.  As of December 31, 2004, the Company had forward currency exchange contracts outstanding to exchange 11 million British Pounds for $21.1 million, which expired in the first quarter of 2005.

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

NOTE 15:  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for the Company:

	Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	Year

2005
Revenues	$412.1	$454.2	$421.2	$482.2	$1,769.7
Operating income	17.0	38.9	15.8	49.6	121.3
Net income	8.2	0.9	10.2	41.2	60.4	*
Net income per share:
Basic	$.10	$.01	$.12	$.50	$.73
Diluted	.10	.01	.12	.49	.73	*

2004
Revenues	$401.6	$437.8	$394.9	$437.2	$1,671.5
Operating income	33.8	56.3	20.4	51.7	162.2
Net income	17.8	34.0	12.1	35.6	99.5
Net income per share:
Basic	$.22	$.42	$.15	$.43	$1.22
Diluted	.22	.41	.15	.43	1.21

The following table sets forth certain items included in net income by quarter for the Company:

	Quarters
(in millions)	First	Second	Third	Fourth	Year

2005
Restructuring		$(6.9)			$(6.9)
Write-down of equity investments		(36.7)			(36.7)
Gain on disposition of investments		17.7			17.7
Contract guarantee	$(1.3)	(1.1)	$(0.9)	$(0.7)	(4.1	)*
Restructuring by an equity investment				(1.3)	(1.3)
Resolution of certain income tax matters			1.1	8.9	10.0
Total	$(1.3)	$(27.0)	$0.2	$6.9	$(21.4	)*

2004
Restructuring	$1.7			$(4.0)	$(2.3)
Gain on disposition of investments		$1.8			1.8
Contract guarantee	(2.0)	(1.8)	$(1.7)	(1.5)	(6.9	)*
Resolution of certain income tax matters			1.5	5.7	7.2
Total	$(0.3)	$-	$(0.2)	$0.2	$(0.3	)*

* The sum of the individual amounts does not equal the total due to rounding.

NOTE 16:  SUBSEQUENT EVENT

Effective February 22, 2006, the Company established a new organizational structure pursuant to which it will organize and report its business around its three markets:  consumer media, enterprise media, and community media.  The Consumer Media Group will include The Wall Street Journal Franchise (including domestic and international print, online, television and radio); Barron’s Franchise (including print, online and conferences); and, MarketWatch Franchise (including online, newsletters, television and radio).  The Enterprise Media Group will include Dow Jones Newswires, Dow Jones Licensing Services, Dow Jones Indexes, Dow Jones Financial Information Services, and Dow Jones Reprints and Permissions.  The Community Media Group will include the Company’s portfolio of Ottaway community newspaper properties.  In the first quarter of 2006 the Company expects to record employee severance and other charges related to the elimination of approximately 20 net positions.

Schedule II

DOW JONES & COMPANY, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2005, 2004 and 2003

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts(1)	Deductions		Balance at End of Period

Year ended December 31, 2005:
Reserves deducted from assets - Allowance for doubtful accounts	$5,528	$2,734	$1,193	$3,206	(2)	$6,249

Tax valuation allowance	$165,311	$16,031		$11,071		$170,271

Year ended December 31, 2004:
Reserves deducted from assets - Allowance for doubtful accounts	$5,229	$3,699	$989	$4,389	(2)	$5,528

Tax valuation allowance	$166,727	$2,249		$3,665		$165,311

Year ended December 31, 2003:
Reserves deducted from assets - Allowance for doubtful accounts	$5,220	$2,916	$870	$3,777	(2)	$5,229

Tax valuation allowance (3)	$275,659	$216,915		$325,847		$166,727

(1) Recoveries of accounts previously written off. In 2005, also includes an addition of approximately $622 resulting from the acquisition of MarketWatch.
(2) Accounts written off as uncollectible and credits issued to customers.
(3) Includes additional carryforward added in 2003 and an expiring carryforward.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm located in Item 8 are incorporated by reference.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act), are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  The information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three month period ended December 31, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

 PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item with respect to directors of the Company is incorporated by reference to the tables, including the footnotes thereto, titled “Nominees for Election at the Annual Meeting” in the 2006 Proxy Statement.  The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement.  For the information required by this item relating to executive officers, see Part I, page 13 of this 2005 Form 10-K.  The information required by this item with respect to family relationships is incorporated by reference to footnotes (1) and (8) under the table titled “Nominees for Election at the Annual Meeting” in the 2006 Proxy Statement.

The information required by this item with respect to the Audit Committee is incorporated by reference to the information appearing under the captions “Audit Committee—Committee Independence, Charter, and Audit Committee Financial Expert” and “Board of Directors—Director Independence” in the 2006 Proxy Statement.

The information required by this item with respect to the Company’s Code of Ethics is incorporated by reference to the information appearing under the caption “Code of Conduct” in the 2006 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the material as well as the tables, including the footnotes thereto, appearing under the captions “Executive Compensation,” “Separation Plan for Senior Management,” “Executive Death Benefit Agreement,” and “Compensation Committee Interlocks and Insider Participation” in the 2006 Proxy Statement, to the material under the captions “Compensation Committee Report on Executive Compensation” and “Comparison of Total Stockholder Return” and in the first three paragraphs under the caption “Board of Directors — Meetings of the Board and Committees; Director Compensation; Attendance” in the 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” in the 2006 Proxy Statement.

The following table provides the Company’s equity compensation plan information as of December 31, 2005.  Under these plans, the Company’s common stock may be issued upon the exercise of options.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options compensation plan	Number of securities remaining available for future issuance under equity

Equity compensation plans approved by security holders (a)	9,535,000	$51.68	4,904,000	(b)

Equity compensation plans not approved by security holders (c)	3,000	29.32	379,000

TOTAL	9,538,000		5,283,000

(a)	Consists of 2001 Long-Term Incentive Plan and 1998 Employee Stock Purchase Plan. The 1998 Employee Stock Purchase Plan has 60,357 shares outstanding at the price of $31.15.

(b)	Includes 1,106,000 shares reserved for contingent stock rights and 1,047,000 shares available for the 1998 Employee Stock Purchase Plan.

(c)	Dow Jones Reuters Business Interactive, LLC 2000 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to footnote 7 to the tables titled “Nominees for Election at the Annual Meeting” and the section titled “Certain Relationships and Related Transactions” in the 2006 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the captions “Audit Committee-Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees, Audit Committee Pre-Approval Process” in the 2006 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

(a) Listed below are all financial statements, financial statement schedule and exhibits filed as part of this annual report on Form 10-K

(1) Financial Statements:

Included in Part II, Item 8 of this report:

Management’s Responsibility for Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive income for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003

Other schedules have been omitted since they are either not required or applicable.

(3) Exhibits:

Exhibit Number	Document
3.1	The Restated Certificate of Incorporation of the Company, as amended April 20, 2005, is hereby incorporated by reference to Exhibit 3.1 to its Form 10-Q for the quarter ended June 30, 2005.

3.2	The By-laws of the Company, as amended and restated as of February 15, 2005, is hereby incorporated by reference to Exhibit 3.1 to its Form 8-K filed on February 22, 2006.

4.1

Indenture, dated February 17, 2005, between Dow Jones & Company, Inc. and The Bank of New York, as trustee is hereby incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 18, 2005.

4.2	Form of Initial Note and Form of Exchange Note (included within the Indenture filed as Exhibit 4.1).

10.1

Lease between the Company and World Financial Center formerly known as Olympia and York Battery Park Company, of space in The World Financial Center, New York City, is hereby incorporated by reference to Exhibit 10.9 to its Form 10-K for the year ended December 31, 1983 (SEC File No. 001-07564) as amended by its First through Eighth Amendments and the Letter agreements relating to such lease, which are hereby incorporated by reference to Exhibit 10.5 to its Form 10-Q for the quarter ended September 30, 2002, as amended by its Ninth Amendment dated December 17, 2003, which is hereby incorporated by reference to Exhibit 10.1 to its Form 10-K for the year ended December 31, 2003, and as amended by its Tenth Amendment dated June 8, 2004, and the subordination, Non-Disturbance and Attornment Agreement related thereto, which is hereby incorporated by reference to Exhibit 10.1 its Form 10-Q for the quarter ended June 30, 2004.

10.2	Dow Jones 1991 Stock Option Plan, as amended, is hereby incorporated by reference to Exhibit 19.2 to its Form 10-Q for the quarter ended September 30, 1991 (SEC File No. 001-07564).

Exhibit Number	Document
10.3	Dow Jones 1992 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended March 31, 1992 (SEC File No. 001-07564).

10.4	Dow Jones 1997 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended March 31, 1997 (SEC File No. 001-07564).

10.5	Dow Jones 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.12 to its Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-07564).

10.6	Separation Plan for Senior Management, amended and restated as of September 15, 2004, is hereby incorporated by reference to Exhibit 10.1 to its Form 8-K dated September 20, 2004.

10.7

5-Year Credit Agreement, dated June 21, 2004, is hereby incorporated by reference to Exhibit 10.3 to its Form 10-Q for the quarter ended June 30, 2004, as amended by the first amendment thereto dated as of December 17, 2004, which is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K filed on August 31, 2005, and as amended by the second amendment thereto dated as of August 29, 2005, which is hereby incorporated by reference to Exhibit 99.3 to its Form 8-K filed on August 31, 2005.

10.8

5-Year Credit Agreement, dated June 25, 2001, is hereby incorporated by reference to Exhibit 10.2 to its Form 10-Q for the quarter ended June 30, 2001, as amended by the first amendment thereto dated as of June 24, 2002, which is hereby incorporated by reference to Exhibit 10.3 to its Form 10-Q for the quarter ended June 30, 2002, as amended by the second amendment thereto dated as of June 23, 2003, which is hereby incorporated by reference to Exhibit 10.3 to its Form 10-Q for the quarter ended June 30, 2003, as amended by the third amendment thereto dated as of June 21, 2004, which is hereby incorporated by reference to Exhibit 10.2 to its Form 10-Q for the quarter ended June 30, 2004, as amended by the fourth amendment thereto dated as of December 17, 2004, which is hereby incorporated by reference to Exhibit 99.2 to its Form 8-K filed on August 31, 2005, and as amended by the fifth amendment thereto dated as of August 29, 2005, which is hereby incorporated by reference to Exhibit 99.4 to its Form 8-K filed on August 31, 2005.

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

Exhibit Number	Document
10.17

Indemnification Agreement, dated February 20, 2002, between Ottaway Newspapers and Newspaper Holdings, Inc. is hereby incorporated by reference to Exhibit 10.14 to its Form 10-K for the year ended December 31, 2002.

10.18	Dow Jones 2001 Long-Term Incentive Plan as amended and restated as of April 20, 2005, is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended September 30, 2005.

10.19	Form of Dow Jones & Company, Inc. Non-Qualified Stock Option Agreement is hereby incorporated by reference to Exhibit 10.1 to its Form 10-Q for the quarter ended June 30, 2005.

10.20	Form of Dow Jones & Company, Inc. Contingent Stock Right Agreement is hereby incorporated by reference to Exhibit 10.2 to its Form 10-Q for the quarter ended June 30, 2005.

10.21	Form of Dow Jones & Company, Inc. Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.3 to its Form 10-Q for the quarter ended June 30, 2005.

10.22	Form of Dow Jones & Company, Inc. Restricted Stock Award Agreement is hereby incorporated by reference to Exhibit 99.4 to its Form 8-K dated December 23, 2004.

10.23	Dow Jones Deferred Compensation Plan is hereby incorporated by reference to Exhibit 4 to its Form S-8 on November 22, 2002.

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

10.28

$260,000,000 60-Day Credit Agreement, Dated As Of January 20, 2005, Among Dow Jones & Company, Inc., As Borrower, The Several Lenders From Time To Time Parties Hereto, And JPMorgan Chase Bank, As Administrative Agent is hereby incorporated by reference to Exhibit 99.2 of the Form 8-K filed on January 26, 2005.

10.29

MarketWatch, Inc.  1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed by MarketWatch Media, Inc. (formerly known as MarketWatch.com, Inc.) with the SEC on October 13, 1998 (333-65569)).

10.30

MarketWatch, Inc.  2004 Equity Incentive Plan formerly known as the NMP, Inc. 2004 Stock Incentive Plan (incorporated by reference to Annex E to Amendment No. 5 to the Registration Statement on Form S-4/A filed by MarketWatch, Inc. (formerly NMP, Inc.) with the SEC on December 16, 2003 (333-108282)).

10.31

Pinnacor Inc. 2000 Equity Incentive Plan (formerly known as the ScreamingMedia, Inc. 2000 Equity Incentive Plan) (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1/A filed by Pinnacor Inc. (formerly Screaming Media.com, Inc.) with the SEC on March 27, 2000 (333-30548)).

10.32

Amendment 2002-1 to Pinnacor, Inc. 2000 Equity Incentive Plan (formerly known as Amendment 2002-1 to ScreamingMedia, Inc. 2000 Equity Incentive Plan) (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed by the Company on February 9, 2005).

Exhibit Number	Document
10.33

Pinnacor Inc. 1999 Stock Option Plan (formerly known as the Screaming Media.net Inc. 1999 Stock Option Plan) (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1/A filed by Pinnacor Inc. (formerly Screaming Media.com, Inc.) with the SEC on March 27, 2000 (333-30548)).

10.34

Agreement and Plan of Merger, dated as of November 14, 2004, by and among Dow Jones & Company, Inc., Golden Acquisition Corp. and MarketWatch, Inc. is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K dated November 15, 2004

21*	List of Subsidiaries.

23	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	Certifications by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Securities and Exchange Commission and New York Stock Exchange copies only.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOW JONES & COMPANY, INC.
(Registrant)

Date:	March 6, 2006	By:	/s/ Robert Perrine
Robert Perrine
Chief Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter R. Kann	Chairman of the Board	March 6, 2006
Peter R. Kann

/s/ Richard F. Zannino	Chief Executive Officer	March 6, 2006
Richard F. Zannino

/s/ Christopher W. Vieth	Vice President	March 6, 2006
Christopher W. Vieth	Chief Financial Officer

/s/ M. Peter McPherson	Director	March 6, 2006
M. Peter McPherson

/s/ Frank N. Newman	Director	March 6, 2006
Frank N. Newman

/s/ Harvey Golub	Director	March 6, 2006
Harvey Golub

/s/ Christopher Bancroft	Director	March 6, 2006
Christopher Bancroft

/s/ Irvine O. Hockaday Jr.	Director	March 6, 2006
Irvine O. Hockaday Jr.

Signature	Title	Date

/s/ Elizabeth Steele	Director	March 6, 2006
Elizabeth Steele

/s/ Lewis B. Campbell	Director	March 6, 2006
Lewis B. Campbell

/s/ William C. Steere Jr.	Director	March 6, 2006
William C. Steere Jr.

/s/ Roy A. Hammer	Director	March 6, 2006
Roy A. Hammer

/s/ James H. Ottaway Jr.	Director	March 6, 2006
James H. Ottaway Jr.

/s/ David K. P. Li	Director	March 6, 2006
David K. P. Li

/s/ Dieter von Holtzbrinck	Director	March 6, 2006
Dieter von Holtzbrinck

/s/ Leslie Hill	Director	March 6, 2006
Leslie Hill

/s/ Vernon E. Jordan Jr.	Director	March 6, 2006
Vernon E. Jordan Jr.

/s/ Eduardo Castro-Wright	Director	March 6, 2006
Eduardo Castro-Wright

/s/ Michael B. Elefante	Director	March 6, 2006
Michael B. Elefante

/s/ John M. Engler	Director	March 6, 2006
John M. Engler