Form 10-K/A
period 2005-12-31
DOW JONES & CO INC
filed 2006-03-09
CIK 29924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, on March 6, 2006.  This Amendment No. 1 on Form 10-K/A is being filed to correct the signature page thereto.  No other changes have been made.  This amendment speaks as of the date of the original report, March 6, 2006, and does not reflect events occurring after the filing of such report or update or modify the disclosures therein in any way other than as described above.

Set forth below is the amended signature page to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005:

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

Signature	Title	Date

/s/ Peter R. Kann	Chairman of the Board	March 6, 2006
Peter R. Kann

/s/ Richard F. Zannino	Chief Executive Officer	March 6, 2006
Richard F. Zannino

/s/ Christopher W. Vieth	Vice President	March 6, 2006
Christopher W. Vieth	Chief Financial Officer

/s/ M. Peter McPherson	Director	March 6, 2006
M. Peter McPherson

/s/ Frank N. Newman	Director	March 6, 2006
Frank N. Newman

/s/ Harvey Golub	Director	March 6, 2006
Harvey Golub

Signature	Title	Date

/s/ Christopher Bancroft	Director	March 6, 2006
Christopher Bancroft

/s/ Irvine O. Hockaday Jr.	Director	March 6, 2006
Irvine O. Hockaday Jr.

/s/ Elizabeth Steele	Director	March 6, 2006
Elizabeth Steele

/s/ Lewis B. Campbell	Director	March 6, 2006
Lewis B. Campbell

/s/ William C. Steere Jr.	Director	March 6, 2006
William C. Steere Jr.

/s/ James H. Ottaway Jr.	Director	March 6, 2006
James H. Ottaway Jr.

/s/ David K. P. Li	Director	March 6, 2006
David K. P. Li

/s/ Dieter von Holtzbrinck	Director	March 6, 2006
Dieter von Holtzbrinck

/s/ Leslie Hill	Director	March 6, 2006
Leslie Hill

/s/ Vernon E. Jordan Jr.	Director	March 6, 2006
Vernon E. Jordan Jr.

/s/ Eduardo Castro-Wright	Director	March 6, 2006
Eduardo Castro-Wright

/s/ Michael B. Elefante	Director	March 6, 2006
Michael B. Elefante

/s/ John M. Engler	Director	March 6, 2006
John M. Engler

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

DOW JONES & COMPANY, INC.
(Registrant)

Date:	March 9, 2006	By:	/s/ Robert Perrine
Robert Perrine
Chief Accounting Officer and Controller