Form 10-Q
period 2006-03-31
DOW JONES & CO INC
filed 2006-05-04
CIK 29924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Registrant’s telephone number, including area code: (212) 416-2000

n/a
(Former name, former address and former fiscal year, if changed since last report)

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

Yes  ❑    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock on March 31, 2006: 63,068,037 shares of Common Stock and 20,166,741 shares of Class B Common Stock.

DOW JONES & COMPANY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Dow Jones & Company, Inc.

(unaudited)

(in thousands, except per share amounts)	For the Three Months Ended March 31
	2006	2005
Revenues:
Advertising	$247,672	$217,744
Information services	94,422	89,443
Circulation and other	110,121	104,885

Total revenues	452,215	412,072

Expenses:
News, production and technology	140,884	135,261
Selling, administrative and general	175,800	160,185
Newsprint	35,166	28,201
Print delivery costs	52,850	44,366
Depreciation and amortization	25,198	27,090
Restructuring and other items	20,878	-

Total operating expenses	450,776	395,103

Operating income	1,439	16,969

Other income (expense):
Investment income	174	295
Interest expense	(5,915)	(4,009)
Equity in earnings of associated companies	2,979	734
Contract guarantee	62,649	(1,299)
Other, net	(577)	1,339

Income before income taxes	60,749	14,029
Income taxes	(769)	5,849

Net income	$61,518	$8,180

Net income per share:
Basic	$.74	$.10
Diluted	.74	.10

Cash dividends per share	.25	.25

Weighted-average shares outstanding:
Basic	83,179	82,251
Diluted	83,571	82,756

Comprehensive income (Note 9)	$61,715	$6,322

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dow Jones & Company, Inc.

(unaudited)

(in thousands)	For the Three Months Ended March 31
	2006	2005
Cash Flows from Operating Activities:
Net income	$61,518	$8,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,117	24,508
Amortization of intangibles	3,081	2,582
Stock-based compensation - equity awards	4,053	1,107
Equity in earnings of associated companies, net of distributions	(2,979)	(409)
Contract guarantee	(62,649)	1,299
Settlement of contract guarantee on behalf of a former subsidiary	(200,000)	-
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	15,545	14,863
Other assets	(5,045)	1,027
Accounts payable and accrued liabilities	(52,393)	(68,027)
Income taxes	(10,759)	4,295
Deferred taxes	(2,541)	(2,615)
Unearned revenue	15,855	15,219
Other noncurrent liabilities	8,943	3,358
Other, net	(560)	374

Net cash (used in) provided by operating activities	(205,814)	5,761

Cash Flows from Investing Activities:
Additions to plant, property and equipment, net	(10,250)	(10,593)
Funding of equity investees	-	(5,470)
Businesses acquired, net of cash received	(785)	(438,773)
Other, net	(472)	2,370

Net cash used in investing activities	(11,507)	(452,466)

Cash Flows from Financing Activities:
Cash dividends	(20,779)	(20,514)
Proceeds from issuance of bonds	-	224,899
Increase in commercial paper borrowings	241,339	245,527
Bond issuance costs	-	(1,468)
Proceeds from sales under stock compensation plans	890	7,085

Net cash provided by financing activities	221,450	455,529

Effect of currency exchange rate changes on cash	43	413

Increase in cash and cash equivalents	4,172	9,237

Cash and cash equivalents at beginning of year	10,633	17,237

Cash and cash equivalents at March 31	$14,805	$26,474

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Dow Jones & Company, Inc.

(unaudited)

(in thousands)	March 31 2006	December 31 2005
Assets
Current Assets:
Cash and cash equivalents	$14,805	$10,633
Accounts receivable – trade, net	190,016	205,148
Accounts receivable – other	27,333	22,590
Newsprint inventory	9,291	8,821
Prepaid expenses	22,659	22,520
Deferred income taxes	14,360	14,459
Total current assets	278,464	284,171

Investments in associated companies, at equity	33,410	30,074
Other investments	7,364	7,083

Plant, property and equipment, at cost	1,729,700	1,721,362
Less, accumulated depreciation	1,108,425	1,090,124
Plant, property and equipment, net	621,275	631,238

Goodwill	642,357	641,688
Other intangible assets	132,458	135,497
Deferred income taxes	43,165	40,480
Other assets	11,550	11,741
Total assets	$1,770,043	$1,781,972

Liabilities
Current Liabilities:
Accounts payable – trade	$57,842	$70,130
Accrued wages, salaries and commissions	68,609	78,045
Retirement plan contributions payable	6,873	24,336
Other payables	61,499	73,197
Contract guarantee obligation	2,000	264,749
Income taxes	34,803	45,608
Unearned revenue	231,405	214,961
Short-term debt	488,806	247,467
Total current liabilities	951,837	1,018,493

Long-term debt	224,937	224,928
Deferred compensation, principally postretirement benefit obligation	363,748	356,114
Other noncurrent liabilities	19,960	20,172
Total liabilities	1,560,482	1,619,707

Stockholders’ Equity
Common stock	102,181	102,181
Additional paid-in capital	138,518	137,290
Retained earnings	857,907	817,168
Accumulated other comprehensive loss, net of taxes	(22,796)	(22,993)

Less, treasury stock, at cost	866,249	871,381
Total stockholders’ equity	209,561	162,265
Total liabilities and stockholders’ equity	$1,770,043	$1,781,972

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dow Jones & Company, Inc.

(unaudited)

NOTE 1: BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2006, and the consolidated results of operations for the three month periods ended March 31, 2006 and 2005 and consolidated cash flows for the three month periods then ended.  All adjustments reflected in the accompanying financial statements are of a normal recurring nature.  Reclassifications of certain amounts for prior years, including segment amounts as described in Note 11, have been recorded to conform to the current year presentation.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

As of and for the three months ended March 31, 2006, the Company's significant accounting policies and estimates, which are detailed in the Company's annual report on Form 10-K for the year ended December 31, 2005, have not changed except for the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R).  See Note 3 for additional information regarding the Company's adoption of SFAS 123R.

NOTE 2: EARNINGS PER SHARE

Basic and diluted earnings per share have been computed as follows:

(in thousands, except per share amounts)	Three Months Ended March 31
	2006 (2)	2005 (2)

Net income	$61,518	$8,180

Weighted-average shares outstanding – basic	83,179	82,251

Effect of dilutive securities:
Stock options	53	230
Other, principally contingent stock rights	339	275

Weighted-average shares outstanding – diluted (1)	83,571	82,756

Basic earnings per share	$.74	$.10
Diluted earnings per share	.74	.10

 (1) The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the quarter.

(2)  Options to purchase 8,799,000 shares in 2006 at an average price of $53.15 and options to purchase 8,891,000 shares in 2005 at an average price of $53.82 have been excluded from the diluted earnings per share calculation because the options’ exercise prices were greater than the average market price during the quarter and to include such securities would be antidilutive.

NOTE 3: STOCK-BASED COMPENSATION PLANS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R).  This statement eliminated the alternative to apply the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and its related interpretations, to stock compensation awards issued to employees.  Rather, SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award.  That cost is recognized in the consolidated statement of income over the period during which an employee is required to provide services in exchange for the award, usually the vesting period.

The Company adopted SFAS 123R and the related FASB Staff Positions using the modified prospective application, one of several alternative transition methods, when it became effective for the Company on January 1, 2006.  Accordingly, prior period amounts were not restated.  Prior to the adoption of SFAS 123R, the Company applied APB 25 and charged against income the stock-based compensation expense for the share-based plans other than stock options - principally in relation to the Company’s contingent stock rights, restricted stock units and restricted stock awards plans.  The incremental stock-based compensation expense recorded during the first quarter of 2006 was $2.5 million ($1.5 million after taxes, or $.02 per share).

SFAS 123R also amended Statement of Financial Accounting Standards No. 95 (SFAS 95), “Statement of Cash Flows”, which the Company previously followed.  Prior to the adoption of SFAS 123R, the Company presented the tax benefits from deductions resulting from the exercise of stock options as operating cash flows in accordance with EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option”.  SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows.

Had the Company’s stock-based compensation been determined by the fair-value based method of SFAS 123R during 2005, as it was during 2006, the Company’s net income and earnings per share would have been as follows:

(in thousands, except per share amounts)	Three Months Ended March 31
	2006 (1)	2005

Net income, as reported	$61,518	$8,180

Add: Stock-based compensation expense included in reported net income, net of taxes	6,500	2,029

Deduct: Total stock-based compensation expense determined under fair-value based method
for all awards, net of taxes of $4,289 and $1,904 during 2006 and 2005, respectively	(6,500)	(2,894)

Adjusted net income	$61,518	$7,315

Basic earnings per share:
As reported	$.74	$.10
Adjusted	.74	.09

Diluted earnings per share:
As reported	$.74	$.10
Adjusted	.74	.09

(1)  Net income and earnings per share for the first quarter of 2006 as reported and adjusted are the same since stock-based compensation expense was calculated under the provisions of SFAS 123R and was presented for comparative purposes.

The following table provides the estimated fair value, under the Black-Scholes option-pricing model, of each option granted in the first quarter of 2006 and 2005 and the significant weighted-average assumptions used in their determination.  The expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of employees.  The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant corresponding with the expected life of such grant.  Similarly, the expected volatility was estimated based on the historical volatility over the term of the expected life, while the expected dividend yield was based on historical dividend payments made by the Company.

Stock Options:	Fair Value	Risk-Free Interest Rate	Dividend Yield	Expected Life	Volatility

2006	$10.39	4.7%	2.6%	6.0 years	28.5%
2005	$9.53	3.7%	2.4%	5.0 years	27.7%

Share-Based Compensation Plans

The Dow Jones 2001 Long-Term Incentive Plan (the plan) provides for the grant of contingent stock rights, stock options, restricted stock, restricted stock units and other stock-based awards (collectively, “plan awards”).  The Compensation Committee of the Board of Directors administers the plan.  Under the plan, common stock may be granted for plan awards through March 31, 2011.  The Company utilizes treasury stock to satisfy exercises of stock options and vesting of other share-based awards.  At March 31, 2006, there were approximately 2.9 million shares available for future grants under the 2001 plan.  The total compensation cost related to nonvested stock-based awards not yet recognized was $34.8 million as of March 31, 2006 and this is expected to be recognized over a weighted-average period of approximately 2.2 years.

Stock options

Options for shares of common stock may be granted under existing plans at not less than the fair market value of the common stock on the date of grant.  In the fourth quarter of 2004, the Company, with approval from its Board of Directors, announced the acceleration of 2.2 million stock options, representing all unvested options granted and outstanding starting after 2002.  The Company’s decision to accelerate the vesting of certain outstanding stock option grants was made as part of a broad review of long-term incentive compensation in light of changes in market practices and accounting changes.  Other changes implemented beyond accelerating the vesting of certain options included reducing overall equity grant levels, a change in the mix of grants, and applying a three-year “cliff” vesting schedule to future grants of stock options.  Accordingly, all options outstanding at March 31, 2006 and December 31, 2005 were exercisable other than the 2006 and 2005 grants which will vest and become exercisable three years from the respective date of grant.  Options expire 10 years from the date of grant.

The activity with respect to options under the Company’s stock option plans was as follows:

(in thousands except exercise prices)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Balance at January 1	9,474	$51.81	5.7
Granted	607	$38.31	9.9
Exercised	(29)	$27.05	-
Terminated/Canceled	(130)	$50.04	-

Balance at March 31	9,922	$51.08	5.7	$5,703

Options exercisable at March 31	8,794	$52.56	5.2	$5,057

The weighted average grant-date fair value of options granted during the first quarters of 2006 and 2005 was $10.39 and $9.53, respectively.  The total intrinsic value of options exercised during the first quarters of 2006 and 2005 was $0.4 million and $7.3 million, respectively.

The activity with respect to nonvested options under the Company’s stock option plans was as follows:

(in thousands except exercise prices)

		Weighted-
		Average
	Shares	Fair Value (1)

Nonvested balance at January 1	531	$9.53
Granted	607	$10.39
Terminated/Canceled	(10)	$9.86

Nonvested balance at March 31	1,128	$9.99

(1) Represents weighted-average fair value of stock option award at date of grant.

Contingent stock rights

Contingent stock rights, granted under the Long-Term Incentive Plan, entitle the participant to receive future payments in the form of common stock, cash or a combination of both.  The participant is also paid a dividend on these contingent stock rights during the performance period, which is treated as compensation expense over this period.  The compensation ultimately received will depend on the extent to which specific performance criteria are achieved during the respective performance period (three years for 2006, 2005 and 2004 grants; four years for prior grants), the participant’s individual performance and other factors, as determined by the compensation committee.  Compensation finally awarded could be less than or equal to that specified in the right, but cannot exceed the right.

The activity with respect to the number of contingent stock rights outstanding was as follows:

(in number of stock rights)

Balance at January 1, 2006	1,106,000
Granted	414,000
Final awards(1)	(121,000)
Terminated/canceled	(114,000)

Balance at March 31, 2006	1,285,000

(1)The combined market value of the final shares awarded in the first quarter of 2006 was $4.7 million based on the stock price on the date of award.

Contingent Stock Rights Outstanding

Performance Period	Total
2003-2006	263,000
2004-2006	232,000
2005-2007	384,000
2006-2008	406,000

Total	1,285,000

Restricted stock units and Restricted stock awards

Restricted stock units cliff vest at the end of three years from the date of grant and are payable in the Company’s common stock.  Any dividends accrued during this period would be payable at the end of the three year period in cash.

The vesting of restricted stock awards may be conditional upon the completion of a specified period of employment, upon attainment of specified performance goals, and/or any other such criteria as the Compensation Committee may determine.  In the first quarter of 2006 and 2005, the Company granted restricted stock awards with a market value of $2.3 million and $0.1 million, respectively.

The activity with respect to restricted stock units and restricted stock awards outstanding was as follows:

(in number of units or awards)	Units	Awards

Balance at January 1, 2006	293,000	37,000
Granted	216,000	61,000
Vested	-	(4,000)
Terminated/canceled	(9,000)	-

Balance at March 31, 2006	500,000	94,000

Restricted stock units outstanding

Performance Period	Shares Granted	Grant Price	Terminated/ canceled	Balance
2004-2006	101,000	$52.65	15,000	86,000
2005-2007	220,000	$40.67	19,000	201,000
2006-2008	216,000	$38.31	3,000	213,000

Stock purchase plan

Under the terms of the Dow Jones 1998 Employee Stock Purchase Plan, eligible employees may purchase shares of the Company’s common stock based on compensation through payroll deductions or a lump-sum payment.  The purchase price for payroll deductions is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period.  Lump-sum purchases are made during the offering period, which is during the month of July each year, at the lower of 85% of the fair market value of the stock on the first day of the purchase period or the payment date.  At March 31, 2006, there were 1,050,000 shares available for future offerings.

NOTE 4: CONTRACT GUARANTEE

On March 13, 2006, the Company entered into a definitive settlement agreement to conclude all litigation relating to its obligations under a contract guarantee issued in 1995 to Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC).  Pursuant to the settlement agreement, the Company agreed to pay an aggregate of $202 million to Cantor and MDC which was below the $265 million contractual obligation which the Company had previously reserved.  Accordingly, the Company recorded a benefit in the first quarter of 2006 of $62.6 million.  In the first quarter of 2006, the Company paid $200 million of the settlement amount, while the remaining $2 million was paid in April 2006.

For tax purposes, the settlement payment was treated as a capital loss which the Company could carry forward for five years as an offset to capital gains.  The Company could not conclude that it was more likely than not that it would realize any net tax savings from capital loss carryforwards prior to their expiration and therefore has established a full valuation allowance on the capital loss carryforward as of March 31, 2006.

The Company, Cantor and MDC had been in litigation since November 2001 over the Company’s obligations under the contract guarantee.  In 1998, the Company completed the sale of its former subsidiary, Telerate, to Bridge Information Systems, Inc. (Bridge).  Under the terms of the sale, the Company retained its guarantee of payments under certain circumstances of certain annual minimum payments for data acquired by Telerate from Cantor and MDC under contracts entered into during the period when Telerate was a subsidiary of the Company (contract guarantee).  Bridge agreed to indemnify the Company for any liability the Company incurred under the contract guarantee with respect to periods subsequent to Bridge's purchase of Telerate.  However, Bridge filed for bankruptcy protection on February 15, 2001, after unsuccessful attempts to reorganize its operations and arrange for additional financing.  Consequently, in December 2000, the Company established a reserve in the amount of $255 million representing the present value of the total estimated annual minimum payments.

NOTE 5: DEBT

The following table summarizes the Company’s debt outstanding for the periods presented:

	March 31	December 31
(in thousands)	2006	2005

Commercial paper, at rates of 4.45% to 4.95%	$488,806	$247,467
3.875% Senior Notes due February 15, 2008	224,937	224,928
Total debt outstanding	$713,743	$472,395

Debt outstanding at March 31, 2006 was $713.7 million which consisted of 3-year bonds totaling $224.9 million and commercial paper of $488.8 million with various maturities of less than a year.  As of March 31, 2006, the Company could borrow up to $690 million, $140 million through June 24, 2006 and $300 million through June 24, 2009 under its multiyear revolving credit agreements with several banks and $250 million through September 27, 2007 under its 18-month credit agreement.  It is currently the Company’s intent to manage its commercial paper borrowings as short-term obligations.

On March 13, 2006, the Company entered into a definitive settlement agreement to conclude all litigation relating to its obligations under a contract guarantee issued in 1995 to Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC).  Pursuant to the settlement agreement, the Company agreed to pay an aggregate of $202 million to Cantor and MDC.  During the first quarter of 2006, the Company paid $200 million of the settlement amount, while the remaining $2 million was paid in April 2006.  The Company financed the payment with commercial paper and is currently evaluating a number of alternatives to refinance a portion of its commercial paper on a long-term basis.  On March 27, 2006, the Company entered into the above noted $250 million 18-month credit agreement to support this increased balance of commercial paper outstanding.

The revolving credit agreements and the 18-month credit agreement contain restrictive covenants, including a limitation on the ratio of consolidated indebtedness to consolidated cash flow and a requirement to maintain a minimum ratio of consolidated cash flow to consolidated interest expense.  At March 31, 2006, the Company was in compliance with respect to both of these restrictive covenants then in effect, with the leverage ratio equaling 3.1x.

Borrowings under the revolving credit agreements may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, its certificate of deposit rate or the federal funds rate.  A quarterly fee is payable on the commitments which the Company may terminate or reduce at any time.  The quarterly fee, which is dependent on the Company’s debt rating issued by S&P and Moody's, ranges from .07% to .10%.  As of March 31, 2006 and December 31, 2005, no amounts were borrowed under the revolving credit lines or the 18-month credit agreement.  The Company intends to extend the revolving credit agreements prior to their expiration.

NOTE 6: RESTRUCTURING AND OTHER ITEMS

2006

During the first quarter of 2006 , the Company recorded a charge of $ 20.9 million related to the re organization of its business as described in Note 11.   The charge primarily reflected employee severance related to the previously announced elimination of certain senior level positions, as well as additional workforce reduction s at other areas of the business identified as part of the reorganization during the quarter .  In total, approximately 65 full-time employees were affected.

2005

In the second quarter of 2005, the Company recorded a restructuring charge of $11.4 million primarily reflecting employee severance related to a workforce reduction of about 120 full-time employees.  Most of the charge related to the Company’s efforts to reposition its international print and online operations but also included headcount reductions at other parts of the business.

The following table displays the activity and balances of the restructuring reserve accounts through March 31, 2006:

(in thousands)	December 31 2005 Reserve	Expense	Non-cash	Cash Payments	March 31 2006 Reserve

Employee severance – 2006	$-	$20,878	$(644)	$(343)	$19,891
Employee severance – prior to 2006	7,450	-	-	(2,433)	5,017
Total	$7,450	$20,878	$(644)	$(2,776)	$24,908

The workforce reductions related to the 2005 and 2004 restructuring actions are substantially complete.  The remaining reserve for these actions relates to continuing payments for employees that have already been terminated and is expected to be paid over the next twelve months.  The workforce reductions related to the 2006 restructuring actions are expected to be paid during 2006 ($11.5 million), 2007 ($5.3 million) and thereafter ($3.1 million).

NOTE 7: OTHER GUARANTEES AND CONTINGENCIES

The Company is a party to various libel actions, legal proceedings and other matters that have arisen in the ordinary course of business that represent possible contingencies of the Company and its subsidiaries.  In the opinion of management, based on advice of legal counsel, the ultimate outcome to the Company and its subsidiaries as a result of these legal proceedings and other matters will not have a material effect on the Company’s financial statements.  In addition, the Company has insurance coverage for many of these matters.

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

The Company enters into indemnification agreements in its ordinary course of business, typically with companies from which it is acquiring or to which it is selling businesses, partners in joint ventures, licensees and licensors, and service providers and contractors.  Under these agreements the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, as a result of the Company’s activities or its breach of the agreement in question or in connection with any intellectual property infringement claim by any third party with respect to the Company's products.  These indemnification obligations generally survive termination of the underlying agreement, either for some set number of years or perpetually.  In some cases, the maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited.  The Company believes that the estimated fair value of these indemnity obligations is minimal and the Company has no liabilities recorded for these obligations as of March 31, 2006.  The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

NOTE 8: PENSION AND OTHER POSTRETIREMENT PLANS

The components of net periodic benefit costs were as follows:

	Three Months Ended March 31
(in thousands)	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Service cost	$1,604	$1,425	$2,099	$2,536
Interest cost	2,713	2,569	3,460	3,728
Expected return on plan assets	(3,054)	(3,281)	-	-
Amortization of prior service cost	187	183	(878)	(423)
Recognized actuarial loss	861	355	758	615

Total benefit cost	$2,311	$1,251	$5,439	$6,456

NOTE 9: COMPREHENSIVE INCOME

Comprehensive income was computed as follows:

(in thousands)	Three Months Ended March 31
	2006	2005
Net income	$61,518	$8,180
Add: change in
Cumulative translation adjustment	(300)	(224)
Adjustment for realized (gain) loss on hedging included in net income	(55)	241
Unrealized gain (loss) on hedging	271	(858)
Unrealized gain (loss) on investments	281	(1,017)

Comprehensive income	$61,715	$6,322

NOTE 10: GOODWILL AND OTHER INTANGIBLE ASSETS

As a result of the change in reportable segments, as discussed in Note 11, the goodwill balances as of March 31, 2006 and December 31, 2005 were reallocated to the new reportable segments based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”.

Goodwill balances by reportable segment are as follows:

(in thousands)	March 31 2006	December 31 2005 (1)

Consumer media	$319,200	$319,246
Enterprise media	209,891	209,910
Community media	113,266	112,532

Total goodwill	$642,357	$641,688

(1)  Amounts have been restated to conform to the current year presentation.

Other intangible assets were as follows:

	March 31, 2006			December 31, 2005
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Subscription accounts	$29,054	$11,456	$17,598	$29,054	$10,243	$18,811
Advertising accounts	20,209	6,096	14,113	20,167	5,283	14,884
Developed technology	13,211	4,281	8,930	13,211	3,364	9,847
Other	3,929	1,716	2,213	3,929	1,578	2,351

Total	66,403	23,549	42,854	66,361	20,468	45,893
Unamortizable intangibles	89,604	-	89,604	89,604	-	89,604

Total other intangibles	$156,007	$23,549	$132,458	$155,965	$20,468	$135,497

Amortization expense, based on intangibles subject to amortization held at March 31, 2006 is expected to be $8.8 million for the last nine months of 2006, $10.6 million in 2007, $7.9 million in 2008, $4.0 million in 2009, $3.7 million in 2010 and $3.0 million in 2011.

NOTE 11: BUSINESS SEGMENTS

Effective February 22, 2006, the Company established a new organizational structure pursuant to which it organizes and reports its business segments to better align its businesses with the markets they serve.  The Company was previously organized around its channels of distribution – print publishing, electronic publishing and community newspapers.  Now, it is organized around its distinct brands (franchises), customers and markets with its business and financial content media organizations reported in two separate segments – Consumer Media and Enterprise Media, and its local general-interest community newspapers and their online media properties reported in the Community Media segment.  This new approach better aligns the Company’s organizational structure, leadership team, and franchises with its strategic and financial goals.  Previously reported segment results of operations were restated to reflect these changes, which did not impact total consolidated results of operations.  The Company continues to report certain administrative activities under corporate.

Consumer media comprises primarily The Wall Street Journal franchise (including domestic and international print, online, television and radio); and the relatively smaller Barron’s (including print, online and conferences) and MarketWatch franchises (including online, newsletters, television and radio).  The consumer media segment is an integrated business that offers business and financial information content to the consumer market around the globe.  It sells this content to gain readership and ultimately to earn revenue from advertisers and those readers.  The Company manages consumer media as one segment as their products largely comprise the global WSJ brand, and its sales, newsgathering and most production efforts are centralized and shared across the different editions and our various offerings in the segment are highly integrated.

Enterprise media is managed as one segment as it comprises product offerings under the Dow Jones brand and offers business and financial information content to other businesses and financial professionals around the globe.  Enterprise media’s revenues are primarily subscription-based and are comprised of Dow Jones Newswires, Dow Jones Financial Information Services, Dow Jones Indexes and Reprints/Permissions and Dow Jones Licensing Services.

Community media includes the operations of Ottaway Newspapers, which publishes 15 daily newspapers and over 30 weekly newspapers and “shoppers” in nine states in the U.S.

For the quarter ended March 31, 2006, approximately 61% of the Company’s revenues were derived from the consumer media segment, 21% was derived from the enterprise media segment and 18% was derived from the community media segment.

The Company’s operations by reportable business segment were as follows:

(in thousands)	Three Months Ended March 31
	2006	2005 (2)
Revenues (1):
Consumer media	$275,731	$243,057
Enterprise media	96,856	90,853
Community media	79,628	78,162
Consolidated revenues	$452,215	$412,072

Income (Loss) Before Income Taxes:
Consumer media	$(2,417)	$(6,906)
Enterprise media	23,516	21,315
Community media	10,334	13,330
Corporate	(9,116)	(10,770)
Segment operating income	22,317	16,969

Restructuring and other items(3)	(20,878)	-
Consolidated operating income	1,439	16,969

Equity in earnings of associated companies	2,979	734
Contract guarantee	62,649	(1,299)
Other expense, net	(6,318)	(2,375)

Income before income taxes	$60,749	$14,029

Depreciation and Amortization Expense:
Consumer media	$16,368	$18,430
Enterprise media	5,500	5,683
Community media	3,298	2,940
Corporate	32	37
Consolidated depreciation and amortization expense	$25,198	$27,090

(1) Revenues shown represent revenues from external customers.  Transactions between segments are not significant and are eliminated.

(2) Amounts have been restated to conform to the current year presentation.

(3) Restructuring and other items are not included in segment expenses, as management evaluates segment results exclusive of these items.  For information purposes, restructuring and other items allocable to each segment and corporate for the three months ended March 31, 2006 were as follows:

(in thousands)

Consumer media	$11,601
Enterprise media	3,626
Community media	1,132
Corporate	4,519
Total	$20,878

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Dow Jones & Company is a leading provider of global business and financial news and information through newspapers, newswires, magazines, the Internet, indexes, licensing, television and radio.  In addition, the Company owns general-interest community newspapers throughout the U.S.

During the first quarter, the Company made significant changes to its senior management and organizational structure.  Richard F. Zannino was named chief executive officer and elected to the board of directors.  Peter R. Kann retired as chief executive officer and will continue as chairman until April 2007.  The Company was reorganized to better align its businesses with the markets they serve.  Previously, its businesses were organized around its channels of distribution – print, electronic and community newspapers.   Now, it is organized around its distinct brands (franchises), customers and markets with its business and financial content media organizations reported in two separate segments – Consumer Media and Enterprise Media, and its local general-interest community newspapers and their online media properties reported in the Community Media segment.  The reorganization included the elimination of approximately 65 positions, including about 20 senior level positions, which reduced management layers, streamlined management processes and decentralized and eliminated a number of corporate functions.  The elimination of these positions is expected to result in cost savings of approximately $14.5 million per year.

For the quarter ended March 31, 2006, approximately 61% of the Company’s revenues were derived from the consumer media segment, which includes The Wall Street Journal franchise (including domestic and international print, online, television and radio); and its relatively smaller Barron’s and MarketWatch franchises (including print, online, television and radio distribution channels).  Consumer media’s financial results are largely dependent on the operating performance of The Wall Street Journal, which, to a significant extent, is dependent upon business-to-business (B2B) advertising placed in its publications, particularly from the financial and technology sectors.  The enterprise media segment, which includes newswires, indexes, licensing and other electronic operations, comprised approximately 21% of the Company’s revenues, while the remaining approximately 18% of total revenues were contributed from the general-interest community media segment.

During the first quarter, we saw strong growth in our revenues (up nearly 10%) bolstered by increased advertising revenues at the U.S. Wall Street Journal and Dow Jones Online.  Advertising volume at The Wall Street Journal increased nearly 15% aided by the September 2005 launch of the Weekend Edition and an increase in weekday advertising.  This is the third consecutive quarter of advertising gains at the U.S. Journal despite a particularly difficult environment for most print publishers.  We expect the favorable advertising revenue comparables for the U.S. Journal to continue into the second quarter.  Expenses are expected to be up about 8% in the second quarter, which are expected to include higher costs related to the rollout of the Weekend Edition, higher newsprint prices, costs related to our web-width reduction initiative described further below and higher stock-based compensation expenses (all together contributing about 5.5% of the increase).

The Weekend Edition is one of many initiatives underway to strengthen our portfolio, improve our businesses, drive revenues and control costs.  Weekend Edition has built off the success of our Weekend Journal and Personal Journal weekday sections in growing and diversifying our advertising customer base by attracting more consumer-oriented advertisers.  We have a uniquely influential and affluent audience that not only makes large B2B spending decisions but also spends heavily on personal consumption items.  The Weekend Edition enables advertisers to reach these readers in the right place at the right time – at home on the weekend – which is highly conducive to influencing their consumer spending decisions.  More than 600 advertisers supported the Weekend Edition since its launch in September 2005, with about 60% of them being new to the Journal.  About 65% of the ad revenue is from consumer advertising, with only about 35% of it shifting from the weekday editions.  This initiative reduced earnings by about 6 cents per share during the first quarter, and is expected to reduce earnings in the second quarter by an equal amount.

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

Retrofitting 19 presses in the Journal's 17 print sites to print the new web width is expected to be completed by January 2007 and the capital cost for such is estimated at $43 million, of which $7 million was expended thus far, and we expect the remainder will be expended later this year ($32 million) and in 2007 ($4 million).  We will also incur about $13 million in one-time training, development and marketing costs for the project, $9 million of which will be incurred later this year.  The redesigned and newly formatted paper will launch in January 2007 and, excluding one-time start-up costs, we expect to save about $18 million per year in operating expenses (after about $4 million per year in non-cash depreciation expense), mainly from reduced newsprint consumption, starting in 2007.  The project is expected to generate an after-tax return on investment of about 26% with a payback period of less than three years.  This initiative is expected to reduce earnings this year by about 7 cents per share and be accretive to earnings in 2007 and thereafter by about 13 cents per share.

We have also undertaken a number of other initiatives to reshape our portfolio and to increase profits for the Company.  In October 2005, we launched reformatted compact editions at our international Journal editions in an easier to read format that is more tightly integrated with WSJ.com to better serve the needs of highly mobile international business leaders.  We expect this international repositioning will not only improve annual profits by $17 million, mainly from reduced costs, but also drive increased advertising revenue.  During 2005 we also entered into an agreement to exit our unprofitable television partnerships with CNBC in Europe and Asia and in CNBC World, while maintaining our profitable licensing relationship with CNBC in the U.S.  The exit eliminates about $15 million of annual pretax equity losses.

Finally, in the quarter, we settled our long-standing litigation with Cantor Fitzgerald and Market Data Corp. (MDC) relating to Dow Jones’s obligations under a guarantee it issued in 1995 to MDC and Cantor Fitzgerald.  In connection with the settlement, Dow Jones agreed to pay an aggregate of $202 million to MDC and Cantor Fitzgerald and the parties granted one another full mutual releases.  The settlement agreement resolved claims in excess of $340 million against the Company and was well below the amount the Company would have paid under the terms of the guarantee.  The bulk of this settlement amount was paid in March and initially financed with short-term commercial paper.  We expect to incur approximately $7.5 million ($.05 per diluted share) of additional interest expense in 2006 and we are currently evaluating a number of alternatives to refinance a portion of this debt on a long-term basis.

Results of Operations

Consolidated Results of Operations – Three Months Ended March 31, 2006 and 2005:

			Increase/
(in thousands, except per share amounts)	2006	2005	(Decrease)

Revenues:
Advertising	$247,672	$217,744	13.7%
Information services	94,422	89,443	5.6
Circulation and other	110,121	104,885	5.0

Total revenues	452,215	412,072	9.7

Operating expenses	450,776	395,103	14.1

Operating income	1,439	16,969	(91.5)

Operating margin	0.3%	4.1%

Non-operating income (loss)	59,310	(2,940)	-

Income taxes	(769)	5,849	-

Net income	$61,518	$8,180	-

Earnings per share:
Basic	$.74	$.10	-
Diluted	.74	.10	-

Net Income

Net income in the first quarter of 2006 was $61.5 million, or $.74 per diluted share, compared with first quarter 2005 net income of $8.2 million, or $.10 per diluted share (all “per share” amounts included herein are based on reported net income and use diluted weighted-average shares outstanding).  Earnings per share in 2006 included certain items affecting comparisons that netted to an increase in earnings of $.60 per share, while earnings in 2005 included a charge of $.02 related to the accretion of discount on a contract guarantee.  These items are detailed further beginning on page 24.

Revenues

First quarter revenues increased $40.1 million, or 9.7%, to $452.2 million, driven by revenue growth across all three of our business segments.  Advertising revenue increased 13.7% driven by increased advertising in the U.S. print Journal and our Dow Jones Online Network.  Information services revenues grew 5.6% on gains at Dow Jones Newswires and Dow Jones Indexes/Ventures.  Circulation and other revenue increased 5% resulting primarily from higher subscription revenue at our online products and at The Wall Street Journal.

Operating Expenses

Operating expenses in the first quarter of 2006 increased $55.7 million, or 14.1%, to $450.8 million, primarily reflecting a $20.9 million severance charge related to the reorganization of our business, incremental costs from the Weekend Edition which launched in September 2005, and higher newsprint, marketing and compensation costs.  Newsprint costs increased 24.7%, driven by a 15.1% increase in the average cost per ton, coupled with an 8.4% increase in consumption.  The number of full-time employees at March 31, 2006, was about 7,400 as compared to about 7,370 last March.

Operating Income

Operating income in the first three months of 2006 was $1.4 million (0.3% of revenues), down $15.5 million from 2005 operating income of $17 million (4.1% of revenues), as improved results at our consumer and enterprise media segments were more than offset by the $20.9 million restructuring charge and reduced profits at community media.

Non-operating Income (Loss)

Non-operating income in the first three months of 2006 was $59.3 million compared with a non-operating loss of $2.9 million in 2005.  In the first quarter of 2006, the Company recorded a benefit of $62.6 million representing the excess of a contract guarantee reserve balance over the litigation settlement amount (see a further explanation of this item on page 24).  The Company’s share of equity in earnings of associated companies in 2006 was $3 million compared with earnings of $0.7 million in 2005.  The increase was driven by the elimination of losses from CNBC International and improved results at SmartMoney, partially offset by reduced profits at Vedomosti.  Net interest expense increased in 2006 to $5.7 million from $3.7 million in 2005 as a result of a full quarter of debt costs associated with the acquisition of MarketWatch and increased commercial paper market rates.

Segment Data

As discussed earlier, in the quarter the Company established a new organizational structure pursuant to which it organizes and reports its business segments around its three markets:  consumer media, enterprise media, and community media.  Previously reported segment results of operations were restated to reflect these changes, which did not impact total consolidated results of operations.  The Company continues to report certain administrative activities under corporate.

Consumer Media

Consumer media comprises primarily The Wall Street Journal franchise (including domestic and international print, online, television and radio); and the relatively smaller Barron’s (including print, online and conferences) and MarketWatch franchises (including online, newsletters, television and radio).  The consumer media segment is an integrated business that offers business and financial information content to the consumer market around the globe.  It produces this content to gain readership and ultimately to earn revenue from advertisers and those readers.  The Company manages consumer media as one segment as their products largely comprise the global WSJ brand, and its sales, newsgathering and most production efforts are centralized and shared across the different editions and our various offerings in the segment are highly integrated.

On January 21, 2005, the Company completed the acquisition of MarketWatch for a purchase price of $532 million, including certain transaction costs.  MarketWatch’s online, newsletters, television and radio content businesses were integrated into the Consumer Electronic Publishing business, which was subsequently reorganized this year within our consumer media segment, while MarketWatch Licensing Services was integrated into Dow Jones Licensing Services, a leading licensor of news, data, investment tools and other online applications to financial services firms, media companies, and corporations for use mainly on their intranets and retail Web sites.

Consumer Media – Three Months Ended March 31, 2006 and 2005:

(amounts in thousands)			Increase/
	2006	2005	(Decrease)
Revenues:
U.S. media:
Advertising	$178,171	$149,456	19.2%
Circulation and other	81,247	76,789	5.8
Total U.S. media	259,418	226,245	14.7

International media:
Advertising	9,445	9,798	(3.6)
Circulation and other	6,868	7,014	(2.1)
Total international media	16,313	16,812	(3.0)

Total Consumer Media:
Advertising	187,616	159,254	17.8
Circulation and other	88,115	83,803	5.1
Total	275,731	243,057	13.4

Operating expenses	278,148	249,963	11.3

Operating loss	$(2,417)	$(6,906)	-

Operating margin	(0.9)%	(2.8)%

Included in expenses:
Depreciation and amortization	$16,368	$18,430	(11.2)

Statistical information:
Advertising volume increase/(decrease)(1):
The Wall Street Journal:
General	10.6%	7.5%
Technology	0.9%	(19.5)%
Financial	12.2%	(27.8)%
Classified	31.4%	1.8%
Total U.S. Journal	14.9%	(8.0)%

Barron’s	7.4%	(12.9)%

Dow Jones Online statistics:
WSJ.com paid subscriptions	761	731
Barrons.com paid subscriptions	59	-

Average monthly unique visitors to WSJ.com	3,953	3,637
WSJ.com average monthly page views	109,613	85,677

Average monthly unique visitors to MarketWatch.com	5,760	7,155
MarketWatch.com average monthly page views	211,408	201,651

Average monthly unique visitors to Dow Jones Online(2)	8,537	9,620
Average monthly page views to Dow Jones Online	325,785	287,328

(1) General, technology and financial advertising for 2005 was reclassified to conform to the current year presentation.
(2) Average monthly unique visitors to Dow Jones Online is from NielsenNetRatings and includes WSJ.com, MarketWatch.com, BigCharts.com, Barron's Online, and the Journal's other vertical websites.

Revenues

Consumer media revenues were up 13% in the quarter, with advertising revenue up 18% and circulation and other revenues up 5% on strong growth at the U.S. Wall Street Journal, Dow Jones Online and Barron’s.

U.S. Media:

U.S. media advertising revenue increased $29 million, or 19%, to $178.2 million primarily due to an 18% increase in advertising revenue at the Journal on 15% higher volume and a 2.6% increase in the advertising yield.  Online advertising was up 26% in the quarter (on a pro-forma basis, meaning including MarketWatch 2005 advertising revenue for the full quarter, online advertising revenue increased 15%).  Barron’s also contributed to the advertising revenue growth as the number of advertising pages increased 7.4%, while its advertising revenue increased 19% driven by strong color advertising and gains in corporate and technology advertising.

At the U.S. Journal, general advertising linage, which represented 36% of total U.S. Journal linage, increased 10.6% on a 39% increase in general B2B advertising due to increased corporate and public utility advertising, modestly offset by weak professional services advertising.  Technology advertising linage, which represented 14% of total U.S. Journal linage, increased 0.9%, as strong increases in communications and technical professional services advertising were partially offset by declines in hardware, software and personal computer advertising.  Financial advertising linage, which represented 20% of total U.S. Journal linage, increased 12.2% on higher tombstone and insurance advertising.  Classified and other advertising linage, the lowest yielding advertising category, increased 31.4% and represented 30% of total U.S. Journal linage.  Color advertising pages increased 22%, and color premium revenue was up 33%.

Circulation and other revenue for U.S. media increased $4.5 million, or 5.8%, as a result of higher rates and paid subscriptions to WSJ.com as well as higher yielding circulation at the Journal.  Subscriptions to WSJ.com, the largest paid subscription news site on the Internet, increased 4.1% over last year to 761,000 as of March 31, 2006.  Subscriptions to Barron’s Online, a separate paid site established during the quarter, were 59,000.  Average circulation for the first quarter of 2006 for The Wall Street Journal was 1,776,000 compared with circulation of 1,766,000 in the first quarter of 2005.  The Company reported average paid circulation for the Journal of 1,713,000 with the Audit Bureau of Circulations for the six-month period ended March 31, 2006 as compared to 1,750,000 for the same period last year.  Barron’s average circulation was 313,000 in the quarter, an increase of 2% from 308,000 in the first quarter of 2005.

International Media:

International media revenues decreased $0.5 million, or 3%, to $16.3 million.  Advertising revenue was down $0.4 million, or 3.6%, primarily on lower advertising yield as a result of a greater proportion of international advertising being sold as part of global advertising packages which generate greater revenue per customer but with a lower per page rate for the international publications.  Circulation and other revenues decreased $0.1 million, or 2.1%, to $6.9 million.  Combined average circulation for the international Journals was 160,000 in the first quarter of 2006 compared with 148,000 in the first quarter of 2005.

Operating Expenses

Consumer media operating expenses in 2006 increased $28 million, or 11%, to $278.1 million.  The increase primarily reflects incremental costs of the Weekend Edition as well as higher newsprint prices (together contributing about 60% of the increase), plus increased circulation marketing, print delivery and newsprint usage costs, partially offset by lower depreciation expenses.  Newsprint expense was up 29% as a result of a 15% increase in newsprint prices coupled with an 11.5% increase in consumption.

Operating Loss

Consumer media operating loss in 2006 was $2.4 million, an improvement of $4.5 million compared to the operating loss of $6.9 million last year, as increased profits at the Dow Jones Online Network and improved results at the international editions were partially offset by the Company’s investment in Weekend Edition.

Enterprise Media

Enterprise media is managed as one segment as it comprises product offerings under the Dow Jones brand and offers business and financial information content to other businesses and financial professionals around the globe.  Its exclusive business and financial content is highly valued by its customers.  Enterprise media’s revenues are primarily subscription-based and are comprised of Dow Jones Newswires, Dow Jones Financial Information Services, Dow Jones Indexes, Dow Jones Reprints/Permissions and Dow Jones Licensing Services.

On January 21, 2005, the Company completed the acquisition of MarketWatch for a purchase price of $532 million, including certain transaction costs.  MarketWatch’s online, newsletters, television and radio content businesses were integrated into the Consumer Electronic Publishing business, which was subsequently reorganized this year within our consumer media segment, while MarketWatch Licensing Services was integrated into Dow Jones Licensing Services, a leading licensor of news, data, investment tools and other online applications to financial services firms, media companies, and corporations for use mainly on their intranets and retail Web sites.

Enterprise Media – Three Months Ended March 31, 2006 and 2005:

(amounts in thousands)	2006	2005	Increase/ (Decrease)
Revenues:
Dow Jones Newswires/FIS:
North America	$47,185	$45,739	3.2%
International	18,361	16,753	9.6
Total Dow Jones Newswires / FIS	65,546	62,492	4.9

Dow Jones Indexes/Ventures	17,722	15,842	11.9
Dow Jones Licensing Services	13,588	12,519	8.5
Total revenue	96,856	90,853	6.6

Operating expenses	73,340	69,538	5.5

Operating income	$23,516	$21,315	10.3

Operating margin	24.3%	23.5%

Included in expenses:
Depreciation and amortization	$5,500	$5,683	(3.2)

Statistical information:
Dow Jones Newswires terminals	303	300

Revenues

Enterprise media revenues increased $6 million, or 7%, to $96.9 million, driven by revenue growth across enterprise media.

Dow Jones Newswires/FIS revenue increased $3 million, or 5%, to $65.5 million.  Revenues in North America and internationally increased $1.4 million and $1.6 million, respectively, driven by gains in wholesale and database revenue.  The number of English-language terminals carrying Dow Jones Newswires at March 31, 2006 was 303,000, an increase of 3,000 compared to last year as an increase of 12,500 terminals internationally was partially offset by a 9,500 terminal decrease in North America.

Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes and Reprints/Permissions, increased $2 million, or 12%, to $17.7 million fueled by growth in commodities and exchange traded funds indexes as well as strong increases in the reprints business.  Dow Jones Licensing Services revenue increased $1 million, or 9%, to $13.6 million due to the acquisition of MarketWatch.  On a pro forma basis, including MarketWatch Licensing Services revenues in the respective period prior to the Company’s acquisition in January 2005, Dow Jones Licensing Services revenues were down approximately 8%, reflecting in part the non-renewal by the Company of certain lower margin contracts.

Operating Expenses

Enterprise media operating expenses in 2006 increased $4 million, or 5%, to $73.3 million, resulting from incremental expenses from the January 2005 acquisition of MarketWatch (accounting for nearly half of the increase), with the remainder of the increase from higher compensation costs.

Operating Income

Enterprise media operating income in 2006 was $23.5 million (24.3% of revenues), an improvement of $2.2 million compared with operating income of $21.3 million (23.5% of revenues) last year, driven primarily by organic growth at Dow Jones Newswires and Dow Jones Indexes/Ventures.

Community Media

Community media includes the operations of Ottaway Newspapers, which publishes 15 daily newspapers and over 30 weekly newspapers and “shoppers” in nine states in the U.S.  In the first quarter of 2006, community newspapers comprised approximately 18% of the Company’s revenues.

Community Media – Three Months Ended March 31, 2006 and 2005:

(dollars in thousands)			Increase/
	2006	2005	(Decrease)
Revenues:
Advertising	$59,384	$57,948	2.5%
Circulation and other	20,244	20,214	0.1
Total revenue	79,628	78,162	1.9

Operating expenses	69,294	64,832	6.9

Operating income	$10,334	$13,330	(22.5)

Operating margin	13.0%	17.1%

Included in expenses:
Depreciation and amortization	$3,298	$2,940	12.2

Statistical information:
Advertising volume decrease	(5.2)%	(2.6)%

Revenues

Community media revenue was up $1.5 million, or 1.9%, to $79.6 million in the first quarter of 2006.  Advertising revenue was up $1.4 million, or 2.5%, to $59.4 million, as increased online advertising (up 39%) and increased preprint revenues were partially offset by a 5.2% decline in advertising linage.  The linage decline reflected weak auto and non-daily advertising partially offset by gains in real estate advertising.  Circulation and other revenue was flat at $20.2 million.  Average daily circulation was 415,000 in the first quarter of 2006 compared with 423,000 a year before.

Operating Expenses

Community media operating expenses increased $4.5 million, or 6.9%, to $69.3 million as a result of higher expenses related to employee pensions and compensation, marketing and newsprint.  Newsprint expense increased 11% as a result of a 15% increase in newsprint prices, which was partially offset by a 3% decline in consumption for the quarter.  The number of full-time employees in the community media segment was up 1.1% from a year ago.

Operating Income

Operating income in the first quarter of 2006 was $10.3 million (13% of revenues), a decline of $3 million compared with operating income last year of $13.3 million (17.1% of revenues).

Certain Items Affecting Comparisons

The following table summarizes certain items affecting comparisons for the first quarters ended March 31, 2006 and 2005:

	Quarters Ended March 31
(in millions, except	2006			2005
per share amounts)	Operating	Net	EPS	Operating	Net	EPS

Included in operating income:
Restructuring and other items (a)	$(20.9)	$(12.5)	$(.15)
Included in non-operating income:
Contract guarantee (b)		62.6	.75	$-	$(1.3)	$(.02)
Total	$(20.9)	$50.1	$.60	$-	$(1.3)	$(.02)

(a) Restructuring and other items :

During the first quarter of 2006 , the Company recorded a charge of $ 20.9 million ($ 12.5 million, net of taxes) related to the restructuring of its business.   The charge primarily reflected employee severance related to the previously announced elimination of senior level positions as well as additional workforce reduction s at other areas of the business identified as part of the reorganization during the quarter .  In total, approximately 65 full time employees were affected.  The Company expects the cost savings related to this reorganization to be approximately $14.5 million on an annual basis.

See Note 6 for additional information on restructuring.

(b) Contract guarantee:

On March 13, 2006, the Company entered into a definitive settlement agreement to conclude all litigation relating to its obligations under a contract guarantee issued in 1995 to Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC).  Pursuant to the settlement agreement, the Company agreed to pay an aggregate of $202 million to Cantor and MDC which was below the $265 million the Company had previously reserved pursuant to the contractual amount.  Accordingly, the Company recorded a benefit in the first quarter of 2006 of $62.6 million ($.75 per diluted share) from the reversal of the portion of the reserve no longer required.  The first quarter of 2005 included charges related to the accretion of the discount on the reserve balance of $1.3 million ($.02 per diluted share).

For tax purposes, the settlement payment was treated as a capital loss which the Company could carry forward for five years as an offset to capital gains.  The Company could not conclude that it was more likely than not that it would realize any net tax savings from capital loss carryforwards prior to their expiration and therefore has established a full valuation allowance on the capital loss carryforward as of March 31, 2006.

In the first quarter of 2006, the Company paid $200 million of the settlement amount, while the remaining $2 million was paid in April.  The Company has financed the payment with commercial paper.  Additionally, on March 27, 2006, the Company entered into a $250 million 18-month credit agreement to support this increased balance of commercial paper outstanding.

Income Taxes

The following table presents the effective income tax rates for the first quarters ended March 31, 2006 and 2005:

	2006	2005
Effective income tax rate	(1.3)%	41.7%
Effective income tax rate, excluding
items identified in table below	40.5%	38.2%

The effective tax rates were affected by certain capital loss transactions, which are detailed below.

Three Months Ended March 31, 2006 and 2005:

(dollars in millions)	2006			2005
	Income Taxes	Pretax Income	Effective Tax Rate (1)	Income Taxes	Pretax Income	Effective Tax Rate (1)

Reported	$(0.8)	$60.7	(1.3)%	$5.8	$14.0	41.7%
Adjusted to remove:
Contract guarantee	-	62.6		-	(1.3)

Adjusted	$(0.8)	$(1.9)	40.5%	$5.8	$15.3	38.2%

(1)The product of the individual amounts does not equal calculated rate due to rounding.

Capital Loss Carryforward

As of March 31, 2006, the Company had a capital loss carryforward remaining of about $383 million (a deferred tax asset of about $144 million, with a full valuation allowance).  Approximately $364 million of this loss carryforward is recognized for tax purposes, with $155 million expiring by the end of 2006, $9 million expiring in 2010 and the remainder expiring in 2011.

The Company could not conclude that it was more likely than not that it would realize any net tax savings from capital loss carryforwards prior to their expiration and therefore has established a full valuation allowance on the capital loss carryforward as of March 31, 2006.

Liquidity and Capital Resources

Overview

The primary source of the Company’s liquidity is cash flow from operating activities.  The key component of operating cash inflow is cash receipts from advertising customers and subscribers to the Company’s print and online publications and electronic information services.  Operating cash outflows include payments to vendors for raw materials, services and supplies, payments to employees, and payments of interest and income taxes.  Certain employee compensation, such as bonuses and payments to the Company’s defined contribution pension plan, are paid annually in the first quarter of the year.

The Company’s liquidity requirements may be funded, if necessary, through the issuance of commercial paper, bank loans, debt or equity securities.  Debt outstanding at March 31, 2006 was $714 million, compared with total debt outstanding at December 31, 2005 of $472 million.  The increase in debt in the first quarter reflects our additional borrowings incurred to finance the Company’s litigation settlement with Cantor Fitzgerald and Market Data Corp. in addition to the timing of the Company’s annual pension and incentive compensation payments.  Debt outstanding at March 31, 2006 consisted of 3-year bonds totaling $224.9 million and commercial paper of $489 million with various maturities of less than a year.  It is currently the Company’s intent to manage its commercial paper borrowings as short-term obligations.

The Company is currently evaluating a number of alternatives to refinance a portion of its commercial paper on a long-term basis.  As of March 31, 2006, the Company could borrow up to $690 million, $140 million through June 24, 2006 and $300 million through June 24, 2009 under its multiyear revolving credit agreements with several banks and $250 million through September 27, 2007 under a separate 18-month credit agreement entered in March 2006.

The revolving credit agreements contain restrictive covenants, including a limitation on the ratio of consolidated indebtedness to consolidated cash flow and a requirement to maintain a minimum ratio of consolidated cash flow to consolidated interest expense.  At March 31, 2006, the Company was in compliance with respect to both of these restrictive covenants then in effect, with the leverage ratio equaling 3.1x.

Borrowings under the credit agreements may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, its certificate of deposit rate or the federal funds rate.  A quarterly fee is payable on the commitments which the Company may terminate or reduce at any time.  The quarterly fee, which is dependent on the Company’s debt rating issued by S&P and Moody's, ranges from .07% to .10%.  As of March 31, 2006 and 2005, no amounts were borrowed under the revolving credit lines or the 18-month credit agreement.  The Company intends to extend the revolving credit agreements prior to their expiration.

Credit Ratings

On March 22, 2006, Moody’s Investors Service (Moody’s), a credit ratings agency, downgraded by one notch the Company’s senior unsecured debt and commercial-paper ratings.  Concurrently, Moody’s noted that the rating outlook for the Company is stable.  On March 14, 2006, Standard & Poor’s (S&P) and Fitch Ratings (Fitch), two other credit ratings agencies, indicated that they may lower the Company’s ratings citing the settlement of litigation with Cantor and MDC.  On February 8, 2006, S&P had lowered the Company's long-term corporate credit and senior unsecured credit ratings by one notch from A- to BBB+ and cited the volatility in advertising revenue from print publications, and therefore cash flow, as the key driver for the action.

The Company’s credit ratings as of March 31, 2006 are listed below:

Credit Ratings
	Long Term	Short Term
Standard & Poor’s(a)	BBB+	A-2
Moody’s(b)	Baa1	P-2
Fitch(c)	A-	F2

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

The short-term credit ratings listed above have not, despite the recent downgrades, significantly affected the Company's ability to issue or rollover its outstanding commercial paper borrowings at this time.  The Company maintains the aforementioned lines of credit with commercial banks, as well as cash and cash equivalents held by U.S. and foreign-based subsidiaries, to serve as alternative sources of liquidity and to support its commercial paper program.

Cash Flow Summary

For the Three Months Ended March 31, 2006 and 2005:

(in millions)	2006	2005

Net cash (used in) provided by operating activities	$(205.8)	$5.8
Net cash used in investing activities	(11.5)	(452.5)
Net cash provided by financing activities	221.5	455.5
Effect of currency exchange rate changes on cash	-	0.4

Increase in cash and cash equivalents	4.2	9.2
Cash and cash equivalents at beginning of year	10.6	17.2

Cash and cash equivalents at March 31	$14.8	$26.5	*

* The sum of the individual amounts does not equal total due to rounding.

Operating Activities

Net cash used in operating activities for the first three months of 2006 was $205.8 million, which was down from $5.8 million of net cash provided by operations in the same period last year.  The decline was primarily the result of the $200 million contract guarantee settlement payment and the timing of income tax payments which were $11 million higher in the first quarter of 2006 relative to 2005.

Investing Activities

Net cash used in investing activities was $11.5 million in the first three months of 2006, primarily reflecting capital expenditures of $10 million.  Net cash used in investing activities totaled $452.5 million last year, primarily reflecting the January 21, 2005 acquisition of MarketWatch and capital expenditures of $11 million.

Financing Activities

Net cash provided by financing activities for the first three months of 2006 was $221.5 million, reflecting an increase in commercial paper borrowings of $241.3 million, principally related to the financing of the contract guarantee settlement payment.  Cash outlays in the first quarter of 2006 included the payment of $20.8 million in dividends to shareholders.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements, such as those including the words "believe," "expect," "intend," "estimate," "anticipate," "will," “plan,” "outlook," "guidance," "forecast" and similar expressions, that involve risks and uncertainties that could cause actual results to differ materially from those anticipated including such risk factors as are included in Item 1A of the Company’s most recently filed annual report on Form 10-K and Item 1A of this Form 10-Q and as may be included from time to time in the Company's reports filed with the Securities and Exchange Commission and posted in the Investor Relations section of the Company's web site (www.dowjones.com).  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

The Company enters into foreign currency exchange forward contracts to mitigate earnings volatility through the use of cash flow hedges.  T hese contracts expire over the current year.  The Company hedges anticipated operating expenses that are denominated in foreign currencies.   Revenues of the Company are largely collected in U.S. dollars.   Realized gains or losses on foreign currency exchange forward contracts are recognized currently through income and generally offset the transaction gains or losses on the foreign currency cash flows which they are intended to hedge.

As of March 31, 2006 and December 31, 2005 the Company entered into foreign currency exchange forward contracts to exchange U.S. dollars for the following foreign currencies:

	2006		2005
(in millions)	Foreign Currency	U.S. Dollar	Foreign Currency	U.S. Dollar

Euro	6.8	8.2	9.1	10.9
British Pound	4.6	8.0	7.4	12.9
Hong Kong Dollar	32.5	4.2	5.2	0.7
Singapore dollar	4.5	2.8	-	-
Japanese Yen	46.1	0.4	112.6	1.0

The fair value of the contracts as of March 31, 2006 and December 31, 2005 was insignificant .

The Company also enters into foreign currency exchange forward contracts to limit the cash flow and earnings volatility that results from remeasuring certain foreign currency payables at prevailing exchange rates.  The unrealized gains or losses of these forward contracts are recognized in Other, net in the income statement.  The forward contract acts as an economic hedge by increasing in value when the underlying foreign currency payable decreases in value and conversely decreases in value when the underlying foreign currency payable increases.  As of March 31, 2006, the Company had forward currency exchange contracts outstanding to exchange 9.5 million British Pounds for $16.6 million, which are due to expire in the second quarter of 2006.  As of December 31, 2005, the Company had forward currency exchange contracts outstanding to exchange 10 million British Pounds for $17.2 million, which expired in the first quarter of 2006.

Interest Rate Risk

The Company’s commercial paper outstanding of $488.8 million at March 31, 2006 is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates.  At March 31, 2006, interest rates outstanding ranged from 4.45% to 4.95%, with a weighted-average of 4.78%.  At March 31, 2006 the Company had $224.9 million of fixed rate bonds outstanding, which mature in February 2008.  A change in the market interest rate impacts the fair value of the instrument but has no impact on earnings or cash flows.

Item 4.	Controls and Procedures.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three-month period ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On March 13, 2006, the Company entered into a definitive settlement agreement to conclude all litigation relating to its obligations under a contract guarantee issued in 1995 to Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC).  Pursuant to the settlement agreement, the Company agreed to pay an aggregate of $202 million to Cantor and MDC which was below the $265 million the Company had previously reserved.  Accordingly, the Company reduced its reserve in the first quarter of 2006 by $62.6 million.  In the first quarter of 2006, the Company paid $200 million of the settlement amount, while the remaining $2 million was paid in April 2006.

Item 1A.	Risk Factors.

The Company is exposed to certain risks factors that may affect operations.  The significant factors known to the Company are described in Item 1A of the Company’s most recently filed annual report on Form 10-K and below.  There have been no material changes from the risk factors as previously disclosed in that Form 10-K, except that the risk factor under the heading “MDC/Cantor Fitzgerald legal proceeding” has been deleted in light of our settlement with Cantor and MDC, and except that the following risk factor has been added:

Credit Ratings.

On March 22, 2006, Moody’s Investors Service (Moody’s), a credit ratings agency, downgraded by one notch the Company’s senior unsecured debt and commercial-paper ratings to Baa1 and P-2, respectively.  Concurrently, Moody’s noted that the rating outlook for the Company is stable.  On March 14, 2006, Standard & Poor’s (S&P) and Fitch Ratings (Fitch), two other credit ratings agencies, indicated that they may lower the Company’s ratings citing the settlement of litigation with Cantor and MDC.  On February 8, 2006, S&P had lowered the Company's long-term corporate credit and senior unsecured credit ratings by one notch from A- to BBB+ and cited the volatility in advertising revenue from print publications, and therefore cash flow, as the key driver for the action.

If the Company's credit ratings were reduced below investment-grade, the Company's borrowing costs would increase and its access to the debt markets might be adversely affected.  The Company's ability to use debt to fund major new acquisitions or capital intensive internal initiatives will be limited to the extent the Company wishes to maintain investment-grade credit ratings for its debt and by the terms of its debt instruments.

The Company’s complete risk factors, including the changes noted above are available for review on the Investor Relations section of the Company’s Web site at www.dowjones.com.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, the Company’s Board of Directors authorized the repurchase of $800 million of the Company’s common stock and in September 2000 authorized the repurchase of an additional $500 million of the Company’s common stock.  As of March 31, 2006, approximately $326.4 million remained under board authorization for share repurchases.  The Company has not repurchased any shares of its common stock since the first quarter of 2003.

Item 4.	Submission of Matters to a Vote of Security Holders.

The information required by this item with respect to the date of the meeting, nature of the meeting, election of directors, matters voted upon and details of voting results is incorporated by reference to the material under the caption “Other Events” in the Form 8-K filed by the Company on April 19, 2006.

Item 6.	Exhibits.

Exhibit	Document
Number

3.1	The By-laws of the Company, as amended and restated as of February 15, 2005, is hereby incorporated by reference to Exhibit 3.1 to its Form 8-K filed on February 22, 2006.

10.1	Form of Dow Jones & Company, Inc. Nonqualified Stock Option Agreement for Executives.

10.2	Form of Dow Jones & Company, Inc. Contingent Stock Right Agreement.

10.3	Letter Agreement between the Company and Peter R. Kann, dated as of February 28, 2006 is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K filed on March 31, 2006.

10.4

Non-competition Agreement and Release of Claims between the Company and Peter R. Kann, dated as of February 28, 2006 is hereby incorporated by reference to Exhibit 99.2 to its Form 8-K filed on March 31, 2006.

10.5

Separation Agreement and Release of Claims between the Company and Karen Elliott House, dated as of February 28, 2006 is hereby incorporated by reference to Exhibit 99.3 to its Form 8-K filed on March 31, 2006.

10.6

Settlement Agreement by and between Dow Jones & Company, Inc., Market Data Corporation and Cantor Fitzgerald Securities, dated as of March 13, 2006 is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K filed on March 14, 2006.

10.7

$250,000,000 18-Month Credit Agreement, dated as of March 27, 2006, among Dow Jones & Company, Inc., as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K filed on March 28, 2006.

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

DOW JONES & COMPANY, INC.
(Registrant)

Date:	May 4, 2006	By:	/s/ Robert Perrine
Robert Perrine
Chief Accounting Officer and Controller