Form 10-Q
period 2006-06-30
DOW JONES & CO INC
filed 2006-08-02
CIK 29924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ❑    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock on June 30, 2006: 63,158,526 shares of Common Stock and 20,154,338 shares of Class B Common Stock.

DOW JONES & COMPANY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Dow Jones & Company, Inc.

(unaudited)

(in thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Revenues:
Advertising	$270,378	$249,876	$518,050	$467,620
Information services	96,343	94,134	190,765	183,577
Circulation and other	114,464	110,188	224,585	215,073

Total revenues	481,185	454,198	933,400	866,270

Expenses:
News, production and technology	142,252	141,166	283,136	276,427
Selling, administrative and general	165,693	159,129	341,493	319,314
Newsprint	35,663	31,086	70,829	59,287
Print delivery costs	53,857	46,184	106,707	90,550
Depreciation and amortization	25,155	26,370	50,353	53,460
Restructuring and other items, net	6,794	11,367	27,672	11,367

Total operating expenses	429,414	415,302	880,190	810,405

Operating income	51,771	38,896	53,210	55,865

Other income (expense):
Investment income	109	190	283	485
Interest expense	(8,529)	(4,903)	(14,444)	(8,912)
Equity in earnings of associated companies	3,503	1,832	6,482	2,566
Write-down of equity investments	-	(35,865)	-	(35,865)
Gain on disposition of investments	-	22,862	-	22,862
Contract guarantee	-	(1,117)	62,649	(2,416)
Other, net	(383)	(486)	(960)	853

Income before income taxes	46,471	21,409	107,220	35,438
Income taxes	17,710	20,548	16,941	26,397

Net income	$28,761	$861	$90,279	$9,041

Net income per share:
Basic	$.35	$.01	$1.08	$.11
Diluted	.34	.01	1.08	.11

Cash dividends declared per share (Note 5)	.50	.50	.75	.75

Weighted-average shares outstanding:
Basic	83,242	82,714	83,209	82,474
Diluted	83,667	83,200	83,617	82,970

Comprehensive income (loss) (Note 10)	$26,736	$(1,185)	$88,451	$5,137

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dow Jones & Company, Inc.

(unaudited)

(in thousands)	For the Six Months Ended June 30
	2006	2005
Cash Flows from Operating Activities:
Net income	$90,279	$9,041
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	44,266	47,803
Amortization of intangibles	6,087	5,657
Stock-based compensation – equity awards	6,212	2,484
Equity in earnings of associated companies, net of distributions	1,419	4,609
Contract guarantee	(62,649)	2,416
Settlement of contract guarantee on behalf of a former subsidiary	(202,000)	-
Gain on disposition of investments	-	(22,862)
Gain on disposition of fixed assets	(3,139)	-
Write-down of equity investments	-	35,865
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,462)	10,292
Other assets	(3,171)	557
Accounts payable and accrued liabilities	(19,952)	(55,347)
Income taxes	4,811	17,588
Deferred taxes	(4,974)	2,203
Unearned revenue	10,963	1,092
Other noncurrent liabilities	5,597	10,091
Other, net	(112)	552

Net cash (used in) provided by operating activities	(127,825)	72,041

Cash Flows from Investing Activities:
Additions to plant, property and equipment, net	(29,555)	(23,409)
Funding from (to) equity investees, net	278	(9,791)
Proceeds from disposition of investments	-	47,544
Proceeds from disposition of fixed assets	5,082	-
Businesses acquired, net of cash received	(785)	(438,122)
Other, net	59	525

Net cash used in investing activities	(24,921)	(423,253)

Cash Flows from Financing Activities:
Cash dividends	(41,564)	(41,179)
Proceeds from issuance of bonds	-	224,899
Repayment of commercial paper borrowings	(39,268)	(99,212)
Increase in commercial paper borrowings	241,339	245,527
Bond issuance costs	-	(1,468)
Contribution from minority partner	-	2,193
Proceeds from sales under stock compensation plans	3,074	16,149

Net cash provided by financing activities	163,581	346,909

Effect of currency exchange rate changes on cash	(1,032)	1,555

Increase (decrease) in cash and cash equivalents	9,803	(2,748)
Cash and cash equivalents at beginning of year	10,633	17,237

Cash and cash equivalents at June 30	$20,436	$14,489

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Dow Jones & Company, Inc.

(unaudited)

(in thousands)	June 30 2006	December 31 2005
Assets
Current Assets:
Cash and cash equivalents	$20,436	$10,633
Accounts receivable – trade, net	206,400	205,148
Accounts receivable – other	27,196	22,590
Newsprint inventory	8,770	8,821
Prepaid expenses	22,292	22,520
Deferred income taxes	14,270	14,459
Total current assets	299,364	284,171

Investments in associated companies, at equity	28,429	30,074
Other investments	5,031	7,083

Plant, property and equipment, at cost	1,739,562	1,721,362
Less, accumulated depreciation	1,123,500	1,090,124
Plant, property and equipment, net	616,062	631,238

Goodwill	642,292	641,688
Other intangible assets	129,452	135,497
Deferred income taxes	45,515	40,480
Other assets	11,072	11,741
Total assets	$1,777,217	$1,781,972

Liabilities
Current Liabilities:
Accounts payable – trade	$52,808	$70,130
Accrued wages, salaries and commissions	96,550	78,045
Retirement plan contributions payable	13,579	24,336
Other payables	63,262	73,197
Contract guarantee obligation	-	264,749
Dividends payable	20,841	-
Income taxes	50,423	45,608
Unearned revenue	225,844	214,961
Short-term debt	449,538	247,467
Total current liabilities	972,845	1,018,493

Long-term debt	224,945	224,928
Deferred compensation, principally postretirement benefit obligation	360,374	356,114
Other noncurrent liabilities	20,273	20,172
Total liabilities	1,578,437	1,619,707

Stockholders’ Equity
Common stock	102,181	102,181
Additional paid-in capital	139,506	137,290
Retained earnings	844,757	817,168
Accumulated other comprehensive loss, net of taxes	(24,821)	(22,993)

Less, treasury stock, at cost	862,843	871,381
Total stockholders’ equity	198,780	162,265
Total liabilities and stockholders’ equity	$1,777,217	$1,781,972

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dow Jones & Company, Inc.

(unaudited)

NOTE 1: BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of our consolidated financial position as of June 30, 2006, and the consolidated results of operations for the three and six month periods ended June 30, 2006 and 2005 and consolidated cash flows for the six month periods then ended.  All adjustments reflected in the accompanying financial statements are of a normal recurring nature.  Reclassifications of certain amounts for prior years, including segment amounts as described in Note 12, have been recorded to conform to the current year presentation.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2005 and current reports on Form 8-K filed with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

As of and for the three and six months ended June 30, 2006, our significant accounting policies and estimates, which are detailed in our annual report on Form 10-K for the year ended December 31, 2005, have not changed except for the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R) on January 1, 2006.  See Note 3 for additional information regarding our adoption of SFAS 123R.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The provisions of FIN 48 will be effective for us as of January 1, 2007.  We are currently evaluating the impact of adopting FIN 48.

NOTE 2: EARNINGS PER SHARE

Basic and diluted earnings per share have been computed as follows:

(in thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2006 (2)	2005 (3)	2006 (2)	2005 (3)

Net income	$28,761	$861	$90,279	$9,041

Weighted-average shares outstanding – basic	83,242	82,714	83,209	82,474

Effect of dilutive securities:
Stock options	35	166	44	198
Other, principally contingent stock rights	390	320	364	298

Weighted-average shares outstanding – diluted (1)	83,667	83,200	83,617	82,970

Basic earnings per share	$.35	$.01	$1.08	$.11
Diluted earnings per share	.34	.01	1.08	.11

(1)

The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the quarter.

(2)

For the three and six months ended June 30, 2006, options to purchase 9.3 million shares at an average price of $52.15 and 9 million shares at an average price of $52.64, respectively, have been excluded from the diluted earnings per share calculation because the options’ exercise prices were greater than the average market price during the quarter and six months and to include such securities would be antidilutive.

(3)

For the three and six months ended June 30, 2005, options to purchase 9.4 million shares at an average price of $52.90 and 9.1 million shares at an average price of $53.34, respectively, have been excluded from the diluted earnings per share calculation because the options’ exercise prices were greater than the average market price during the quarter and six months and to include such securities would be antidilutive.

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

We adopted SFAS 123R and the related FASB Staff Positions using the modified prospective application, one of several alternative transition methods, when it became effective on January 1, 2006.  Accordingly, prior period amounts were not restated.  Prior to the adoption of SFAS 123R, we applied APB 25 and charged against income the stock-based compensation expense for the share-based plans other than stock options - principally in relation to our contingent stock rights, restricted stock units and restricted stock award plans.  The incremental stock-based compensation expense recorded during the three and six months ended June 30, 2006 was $0.7 million ($0.4 million after taxes) and $3.2 million ($1.9 million after taxes, or $.02 per share), respectively.

Had our stock-based compensation been determined by the fair-value based method of SFAS 123R during 2005, as it was during the three and six months ended June 30, 2006, our net income and earnings per share would have been as follows:

(in thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2006 (1)	2005	2006 (1)	2005

Net income, as reported	$28,761	$861	$90,279	$9,041

Add: Stock-based compensation expense included in reported net income, net of taxes	1,710	991	8,210	3,020

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes (2)	(1,710)	(1,428)	(8,210)	(4,322)

Adjusted net income	$28,761	$424	$90,279	$7,739

Basic earnings per share:
As reported	$.35	$.01	$1.08	$.11
Adjusted	.35	.01	1.08	.09

Diluted earnings per share:
As reported	$.34	$.01	$1.08	$.11
Adjusted	.34	.01	1.08	.09

(1)  Net income and earnings per share for the three and six months ended June 30, 2006 as reported and adjusted are the same since stock-based compensation expense was calculated under the provisions of SFAS 123R and was presented for comparative purposes.

(2) Total stock-based compensation expense for all awards presented in the table above is net of taxes of $1.1 million and $1 million for the three months ended June 30, 2006 and 2005, respectively, and $5.4 million and $2.9 million for the six months ended June 30, 2006 and 2005, respectively.

The following table provides the estimated fair value, under the Black-Scholes option-pricing model, of each option granted in the first half 2006 and 2005 and the significant weighted-average assumptions used in their determination.  The expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of employees.  The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant corresponding with the expected life of such grant.  Similarly, the expected volatility was estimated based on the historical volatility over the term of the expected life, while the expected dividend yield was based on historical dividend payments made by the Company.

Stock Options:	Fair Value	Risk-Free Interest Rate	Dividend Yield	Expected Life	Volatility

2006	$10.39	4.7%	2.6%	6.0 years	28.5%
2005	$9.53	3.7%	2.4%	5.0 years	27.7%

Share-Based Compensation Plans

The Dow Jones 2001 Long-Term Incentive Plan (the plan) provides for the grant of contingent stock rights, stock options, restricted stock, restricted stock units and other stock-based awards (collectively, “plan awards”).  The Compensation Committee of the Board of Directors administers the plan.  Under the plan, common stock may be granted for plan awards through March 31, 2011.  We utilize treasury stock to satisfy exercises of stock options and vesting of other share-based awards.  At June 30, 2006, there were approximately 3 million shares available for future grants under the 2001 plan.  The total compensation cost related to nonvested stock-based awards not yet recognized was $30.4 million as of June 30, 2006 and this is expected to be recognized over a weighted-average period of approximately two years.

Stock options

Options for shares of common stock may be granted under existing plans at not less than the fair market value of the common stock on the date of grant.  In the fourth quarter of 2004, with approval from our Board of Directors, we announced the acceleration of 2.2 million stock options, representing all outstanding unvested options granted after 2002.  Our decision to accelerate the vesting of certain outstanding stock option grants was made as part of a broad review of long-term incentive compensation in light of changes in market practices and accounting changes.  Other changes implemented beyond accelerating the vesting of certain options included reducing overall equity grant levels, a change in the mix of grants and applying a three-year “cliff” vesting schedule to future grants of stock options.  Accordingly, all options outstanding at June 30, 2006 and December 31, 2005 were exercisable other than the 2006 and 2005 grants which will vest and become exercisable three years from the respective date of grant.  Options expire 10 years from the date of grant.

The activity with respect to options under our stock option plans was as follows:

(shares in thousands)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Balance at January 1	9,474	$ 51.81	5.7
Granted	631	$ 38.18	9.7
Exercised	(48)	$ 23.28	-
Terminated/Canceled	(258)	$ 52.30	-

Balance at June 30	9,799	$ 51.05	5.4	$2,543

Options exercisable at June 30	8,663	$ 52.58	4.9	$2,526

The weighted-average grant date fair value of options granted during the first half of 2006 and 2005 was $10.39 and $9.53, respectively.  The total intrinsic value of options exercised during the first half of 2006 and 2005 was $0.6 million and $11.6 million, respectively.

The activity with respect to nonvested options under our stock option plans was as follows:

(shares in thousands)

		Weighted-
		Average
	Shares	Fair Value (1)

Nonvested balance at January 1	531	$9.53
Granted	631	$10.39
Terminated/Canceled	(26)	$9.92

Nonvested balance at June 30	1,136	$10.00

(1) Represents weighted-average fair value of stock option award at date of grant.

Contingent stock rights

Contingent stock rights, granted under the Long-Term Incentive Plan, entitle the participant to receive future payments in the form of common stock, cash or a combination of both.  The participant is also paid a dividend on these contingent stock rights during the performance period, which is treated as compensation expense over this period.  The compensation ultimately received will depend on the extent to which specific performance criteria are achieved during the respective performance period (three years for 2006, 2005 and 2004 grants; four years for prior grants), as determined by the compensation committee.  Compensation finally awarded could be less than or equal to that specified in the right, but cannot exceed the right.

The activity with respect to the number of contingent stock rights outstanding was as follows:

(in number of stock rights)

Balance at January 1, 2006	1,106,000
Granted	424,000
Final awards(1)	(121,000)
Terminated/Canceled	(117,000)

Balance at June 30, 2006	1,292,000

(1)The combined market value of the final shares awarded in the first six months of 2006 was $4.7 million based on the stock price on the date of award.

Contingent Stock Rights Outstanding

Performance Period	Total
2003-2006	263,000
2004-2006	232,000
2005-2007	384,000
2006-2008	413,000

Total	1,292,000

Restricted stock units and Restricted stock awards

Restricted stock units cliff vest at the end of three years from the date of grant and are payable in common stock.  Any dividends accrued during this period would be payable at the end of the three year period in cash.

The vesting of restricted stock awards may be conditional upon the completion of a specified period of employment, upon attainment of specified performance goals, and/or any other such criteria as the Compensation Committee may determine.  In the first half of 2006 and 2005, we granted restricted stock awards with a market value of $2.3 million and $0.9 million, respectively.

The activity with respect to restricted stock units and restricted stock awards outstanding was as follows:

(in number of units or awards)	Units	Awards

Balance at January 1, 2006	293,000	37,000
Granted	217,000	61,000
Vested	-	(4,000)
Terminated/Canceled	(23,000)	-

Balance at June 30, 2006	487,000	94,000

Restricted stock units outstanding

Performance Period	Shares Granted	Grant Price	Terminated/ Canceled	Balance
2004-2006	101,000	$52.65	18,000	83,000
2005-2007	220,000	$40.67	26,000	194,000
2006-2008	217,000	$38.31	7,000	210,000

Stock purchase plan

Under the terms of the Dow Jones 1998 Employee Stock Purchase Plan, eligible employees may purchase shares of our common stock based on compensation through payroll deductions or a lump-sum payment.  The purchase price for payroll deductions is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period.  Lump-sum purchases are made during the offering period, which is during the month of July each year, at the lower of 85% of the fair market value of the stock on the first day of the purchase period or the payment date.  At June 30, 2006, there were 1,051,000 shares available for future offerings.

NOTE 4: CONTRACT GUARANTEE

On March 13, 2006, we entered into a definitive settlement agreement to conclude all litigation relating to our obligations under a contract guarantee issued in 1995 to Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC).  Pursuant to the settlement agreement, we agreed to pay an aggregate of $202 million to Cantor and MDC which was below the $265 million contractual obligation which we had previously reserved.  Accordingly, we recorded a benefit in the first quarter of 2006 of $62.6 million.  In the first quarter of 2006, we paid $200 million of the settlement amount, while the remaining $2 million was paid in the second quarter.

For tax purposes, the settlement payment was treated as a capital loss which we could carry forward for five years as an offset to capital gains.  We could not conclude that it was more likely than not that we would realize any net tax savings from capital loss carryforwards prior to their expiration and therefore established a full valuation allowance on the capital loss carryforward.

We had been in litigation with Cantor and MDC since November 2001 over our obligations under the contract guarantee.  In 1998, we completed the sale of our former subsidiary, Telerate, to Bridge Information Systems, Inc. (Bridge).  Under the terms of the sale, we retained our guarantee of payments under certain circumstances of certain annual minimum payments for data acquired by Telerate from Cantor and MDC under contracts entered into during the period when Telerate was our subsidiary.  Bridge agreed to indemnify us for any liability we incurred under the contract guarantee with respect to periods subsequent to Bridge's purchase of Telerate.  However, Bridge filed for bankruptcy protection on February 15, 2001, after unsuccessful attempts to reorganize its operations and arrange for additional financing.  Consequently, in December 2000, we established a reserve in the amount of $255 million representing the present value of the total estimated annual minimum payments.

NOTE 5: CASH DIVIDENDS DECLARED PER SHARE

We currently pay a $.25 per share dividend each quarter.  Typically, we declare our third quarter dividend in our second quarter.

NOTE 6: DEBT

The following table summarizes our debt outstanding for the periods presented:

(in thousands)	June 30 2006	December 31 2005

Commercial paper, at rates of 5.14% to 5.45%	$449,538	$247,467
3.875% Senior Notes due February 15, 2008	224,945	224,928
Total debt outstanding	$674,483	$472,395

Debt outstanding at June 30, 2006 was $674.5 million which consisted of 3-year bonds totaling $224.9 million and commercial paper of $449.5 million with various maturities of less than a year.  As of June 30, 2006, we have available credit agreements totaling $735 million: $185 million through June 23, 2011, which replaced the $140 million credit agreement that expired on June 24, 2006; $300 million through June 24, 2009 under our multiyear revolving credit agreements with several banks; and, $250 million through September 27, 2007 under our 18-month credit agreement.  It is currently our intent to manage our commercial paper borrowings as short-term obligations.

On June 23, 2006, we entered into a 5-year revolving credit agreement for $185 million to replace the $140 million revolving credit agreement that expired on June 24, 2006.  Also on June 23, 2006, we amended the $300 million revolving credit agreement to conform our restrictive covenants to that of the $185 million facility.

On March 13, 2006, we entered into a definitive settlement agreement to conclude all litigation relating to our obligations under a contract guarantee issued in 1995 to Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC).  Pursuant to the settlement agreement, we agreed to pay an aggregate of $202 million to Cantor and MDC.  During the first quarter of 2006, we paid $200 million of the settlement amount, while the remaining $2 million was paid in the second quarter of 2006.  We financed the payments with commercial paper and are currently evaluating a number of alternatives to refinance a portion of our commercial paper on a long-term basis.  On March 27, 2006, we entered into the above noted $250 million 18-month credit agreement to support this increased balance of commercial paper outstanding.

The revolving credit agreements and the 18-month credit agreement contain restrictive covenants, including a limitation on the ratio of consolidated indebtedness to consolidated cash flow of 3.5x.  The 18-month credit agreement also contains a restrictive covenant with a requirement to maintain a minimum ratio of consolidated cash flow to consolidated interest expense.  At June 30, 2006, we were in compliance with respect to both of these restrictive covenants then in effect, with the leverage ratio equaling 2.8x.

Borrowings under the revolving credit agreements may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, our certificate of deposit rate or the federal funds rate.  A quarterly fee is payable on the commitments which we may terminate or reduce at any time.  The quarterly fee, which is dependent on our debt rating issued by S&P and Moody's, ranges from .07% to .095%.  As of June 30, 2006 and December 31, 2005, no amounts were borrowed under the revolving credit lines or the 18-month credit agreement.

NOTE 7: RESTRUCTURING AND OTHER ITEMS, NET

2006

During the second quarter of 2006 , we recorded a net charge of $ 6.8 million , reflecting a restructuring charge of $9.9 million, partially offset by a gain of $3.1 million on the sale of certain fixed assets.  The restructuring primarily reflected the elimination of certain positions in technology, circulation and administrative support in favor of outsource vendors.  In total, approximately 250 full-time and 500 part-time employees were affected.

During the first quarter of 2006 , we recorded a charge of $ 20.9 million related to the reorganization of our business as described in Note 12.   The charge primarily reflected employee severance related to the previously announced elimination of certain senior level positions, as well as additional workforce reduction s at other areas of the business identified as part of the reorganization during the first quarter .  In total, approximately 65 full-time employees were affected.

2005

In the second quarter of 2005, we recorded a restructuring charge of $11.4 million primarily reflecting employee severance related to a workforce reduction of about 120 full-time employees.  Most of the charge related to our efforts to reposition our international print and online operations but also included staff reductions at other parts of the business.

The following table displays the activity and balances of the restructuring reserve accounts through June 30, 2006:

(in thousands)	December 31 2005 Reserve	Expense		Non-cash	Cash Payments	June 30 2006 Reserve

Employee severance – 2006	$-	$30,812	*	$(644)	$(4,188)	$25,980
Employee severance – prior to 2006	7,450	-		-	(3,408)	4,042
Total	$7,450	$30,812		$(644)	$(7,596)	$30,022

*Expense was net of a reversal of $2.3 million primarily related to an adjustment to the first quarter 2006 charge for which payment was no longer probable.

The workforce reductions related to the 2005 and 2004 restructuring actions are substantially complete.  The remaining reserve for these actions relates to continuing payments for employees that have already been terminated and is expected to be paid over the next twelve months.  The workforce reductions related to the 2006 restructuring actions are expected to be paid during 2006 ($18.5 million), 2007 ($5.1 million) and thereafter ($2.4 million).

NOTE 8: OTHER GUARANTEES AND CONTINGENCIES

We are a party to various libel actions, legal proceedings and other matters that have arisen in the ordinary course of business that represent possible contingencies for us and our subsidiaries.  In the opinion of management, based on advice of legal counsel, the ultimate outcome for us and our subsidiaries as a result of these legal proceedings and other matters will not have a material effect on our financial statements.  In addition, we have insurance coverage for many of these matters.

Our bylaws provide for indemnification of officers and directors prosecuted in a criminal action or sued in a civil action or proceeding to the full extent permitted by the Delaware General Corporation Law.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited; however, we maintain directors' and officers' liability and corporation reimbursement insurance for our benefit and the benefit of our directors and officers.  The policy provides coverage for certain amounts paid as indemnification pursuant to the provisions of Delaware law and our bylaws.  As a result of our insurance coverage, we believe that the estimated fair value of these indemnification provisions is minimal.

We enter into indemnification agreements in the ordinary course of business, typically with companies from which we are acquiring or to which we are selling businesses, partners in joint ventures, licensees and licensors, and service providers and contractors.  Under these agreements we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, as a result of our activities or our breach of the agreement in question or in connection with any intellectual property infringement claim by any third party with respect to our products.  These indemnification obligations generally survive termination of the underlying agreement, either for some set number of years or perpetually.  In some cases, the maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited.  We believe that the estimated fair value of these indemnity obligations is minimal and we have no liabilities recorded for these obligations as of June 30, 2006.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

NOTE 9: PENSION AND OTHER POSTRETIREMENT PLANS

The components of net periodic benefit costs were as follows:

	Three Months Ended June 30
(in thousands)	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Service cost	$1,684	$1,425	$2,161	$2,164
Interest cost	2,877	2,569	3,540	3,478
Expected return on plan assets	(3,054)	(3,281)	-	-
Amortization of prior service cost	184	183	(816)	(388)
Recognized actuarial loss	926	355	745	574

Total benefit cost	$2,617	$1,251	$5,630	$5,828

	Six Months Ended June 30
(in thousands)	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Service cost	$3,288	$2,850	$4,260	$4,700
Interest cost	5,590	5,138	7,000	7,206
Expected return on plan assets	(6,108)	(6,562)	-	-
Amortization of prior service cost	371	366	(1,694)	(811)
Recognized actuarial loss	1,787	710	1,503	1,189

Total benefit cost	$4,928	$2,502	$11,069	$12,284

NOTE 10: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was computed as follows:

(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net income	$28,761	$861	$90,279	$9,041
Add: change in
Adjustment for realized cumulative
translation adjustment in net income	-	(2,217)	-	(2,217)
Cumulative translation adjustment	(61)	176	(361)	(48)
Adjustment for realized (gain) loss on
hedging included in net income	(233)	181	(288)	422
Unrealized gain (loss) on hedging	617	(805)	888	(1,663)
Unrealized (loss) gain on investments	(2,348)	619	(2,067)	(398)

Comprehensive income (loss)	$26,736	$(1,185)	$88,451	$5,137

NOTE 11: GOODWILL AND OTHER INTANGIBLE ASSETS

As a result of the change in reportable segments, as discussed in Note 12, the goodwill balances as of June 30, 2006 and December 31, 2005 were reallocated to the new reportable segments based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”.

Goodwill balances by reportable segment are as follows:

(in thousands)	June 30 2006	December 31 2005 (1)

Consumer media	$319,153	$319,246
Enterprise media	209,873	209,910
Community media	113,266	112,532

Total goodwill	$642,292	$641,688

(1) Amounts have been restated to conform to the current year presentation.

Other intangible assets were as follows:

	June 30, 2006			December 31, 2005
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Subscription accounts	$29,054	$12,587	$16,467	$29,054	$10,243	$18,811
Advertising accounts	20,209	6,914	13,295	20,167	5,283	14,884
Developed technology	13,211	5,199	8,012	13,211	3,364	9,847
Other	3,929	1,855	2,074	3,929	1,578	2,351

Total	66,403	26,555	39,848	66,361	20,468	45,893
Unamortizable intangibles	89,604	-	89,604	89,604	-	89,604

Total other intangibles	$156,007	$26,555	$129,452	$155,965	$20,468	$135,497

Amortization expense, based on intangibles subject to amortization held at June 30, 2006, is expected to be $5.8 million for the last six months of 2006, $10.6 million in 2007, $7.9 million in 2008, $4 million in 2009, $3.7 million in 2010 and $3 million in 2011.

NOTE 12: BUSINESS SEGMENTS

Effective February 22, 2006, we established a new organizational structure pursuant to which we organize and report our business segments to better align our businesses with the markets they serve.  We were previously organized around our channels of distribution – print publishing, electronic publishing and community newspapers.  Now, we are organized around our distinct brands (franchises), customers and markets with our business and financial content organizations reported in two separate segments – Consumer Media and Enterprise Media, and our local general-interest community newspapers and their online media properties reported in the Community Media segment.  This new approach better aligns our organizational structure, leadership team, and franchises with our strategic and financial goals.  Previously reported segment results of operations were restated to reflect these changes, which did not impact total consolidated results of operations.  We continue to report certain administrative activities under corporate.

Consumer media is comprised primarily of The Wall Street Journal franchise (including domestic and international print, online, television and radio); and the relatively smaller Barron’s (including print, online and conferences) and MarketWatch franchises (including online, newsletters, television and radio).  The consumer media segment is an integrated business that offers business and financial information content to the consumer market around the globe.  This content is produced to gain readership and ultimately to earn revenue from advertisers and those readers.  We manage consumer media as one segment as their products largely comprise the global WSJ brand, and its sales, newsgathering and most production efforts are centralized and shared across the different editions and our various offerings in the segment are highly integrated.

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

For the six months ended June 30, 2006, approximately 61% of our revenues were derived from the consumer media segment, 21% was derived from the enterprise media segment and 18% was derived from the community media segment.

Our operations by business segment were as follows:

(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2006	2005 (2)	2006	2005 (2)
Revenues (1):
Consumer media	$291,184	$267,418	$566,915	$510,475
Enterprise media	98,190	96,490	195,046	187,343
Community media	91,811	90,290	171,439	168,452
Consolidated revenues	$481,185	$454,198	$933,400	$866,270

Income (Loss) Before Income Taxes:
Consumer media	$19,557	$13,300	$17,140	$6,394
Enterprise media	26,330	23,309	49,846	44,624
Community media	21,583	22,603	31,917	35,933
Corporate	(8,905)	(8,949)	(18,021)	(19,719)
Segment operating income	58,565	50,263	80,882	67,232

Restructuring and other items, net(3)	(6,794)	(11,367)	(27,672)	(11,367)
Consolidated operating income	51,771	38,896	53,210	55,865

Interest expense	(8,529)	(4,903)	(14,444)	(8,912)
Equity in earnings of associated companies	3,503	1,832	6,482	2,566
Write-down of equity investments	-	(35,865)	-	(35,865)
Gain on disposition of investments	-	22,862	-	22,862
Contract guarantee	-	(1,117)	62,649	(2,416)
Other (expense) income, net	(274)	(296)	(677)	1,338

Income before income taxes	$46,471	$21,409	$107,220	$35,438

Depreciation and Amortization Expense:
Consumer media	$16,418	$17,574	$32,786	$36,004
Enterprise media	5,325	5,678	10,825	11,361
Community media	3,381	3,080	6,679	6,020
Corporate	31	38	63	75
Consolidated depreciation and amortization expense	$25,155	$26,370	$50,353	$53,460

(1) Revenues shown represent revenues from external customers.  Transactions between segments are not significant and are eliminated.

(2) Amounts have been restated to conform to the current year presentation.

(3) Restructuring and other items are not included in segment expenses, as management evaluates segment results exclusive of these items.  For information purposes, the restructuring and other items allocable to each segment and corporate for the three and six months ended June 30, 2006 and 2005 were as follows:

(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Consumer media	$7,712	$8,856	$19,313	$8,856
Enterprise media	1,446	1,698	5,072	1,698
Community media	(2,490)	-	(1,358)	-
Corporate	126	813	4,645	813
Total	$6,794	$11,367	$27,672	$11,367

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Dow Jones & Company is a leading provider of global business and financial news and information through newspapers, newswires, magazines, the Internet, indexes, licensing, television and radio.  In addition, we own general-interest community newspapers throughout the U.S.  Our vision is to be the world’s best provider of high quality, indispensable and conveniently accessible business and related content wherever, whenever and however our customers want it, consistently generating superior value to all our customers, shareholders and employees.

During the first quarter, we made significant changes to our senior management and organizational structure.  Richard F. Zannino was named chief executive officer and elected to the board of directors.  Peter R. Kann retired as chief executive officer and will continue as chairman until April 2007.  We reorganized to better align our businesses with the markets they serve.  Previously, our businesses were organized around our channels of distribution – print, electronic and community newspapers.  Now, we are organized around our distinct brands (franchises), customers and markets with our business and financial content organizations reported in two separate segments – consumer media and enterprise media, and our local general-interest community newspapers and their online media properties reported in the community media segment.

For the first half of 2006, approximately 61% of our revenues were derived from the consumer media segment, which includes The Wall Street Journal franchise (including domestic and international print, online, television and radio) and our relatively smaller Barron’s and MarketWatch franchises (including print, online, television and radio distribution channels).  Consumer media’s financial results are largely dependent on the operating performance of The Wall Street Journal, which, to a significant extent, is dependent upon business-to-business (B2B) advertising placed in our publications, particularly from the financial and technology sectors.  The enterprise media segment, which includes newswires, indexes, licensing and other electronic operations, comprised approximately 21% of our revenues, while the remaining approximately 18% of total revenues were contributed from the general-interest community media segment.

Throughout 2006, we have seen strong growth in our revenues (up nearly 8%) bolstered by increased advertising revenues at the U.S. Wall Street Journal and Dow Jones Online.  Advertising volume at The Wall Street Journal increased 13% aided by the September 2005 launch of the Weekend Edition and an increase in weekday advertising.  The second quarter was the fourth consecutive quarter of advertising gains at the U.S. Journal despite a particularly difficult environment for most print publishers.  We expect the favorable advertising revenue comparables for the U.S. Journal to continue into the third quarter, which is typically our lowest advertising volume quarter.  Expenses are expected to be up about 6% in the third quarter, including higher costs related to the rollout of the Weekend Edition, higher newsprint prices, costs related to our web-width reduction initiative described further below and higher stock-based compensation expenses (all together contributing about 3.5% of the increase).

The Weekend Edition is one of many initiatives underway to strengthen our portfolio, improve our businesses, drive revenues and control costs.  Weekend Edition has built off the success of our Weekend Journal and Personal Journal weekday sections in growing and diversifying our advertising customer base by attracting more consumer-oriented advertisers.  We have a uniquely influential and affluent audience that not only makes large B2B spending decisions but also spends heavily on personal consumption items.  The Weekend Edition enables advertisers to reach these readers in the right place at the right time – at home on the weekend – which is highly conducive to influencing their consumer spending decisions.  More than 950 advertisers supported the Weekend Edition since its launch in September 2005, with about 60% of them being new to the Journal.  About 70% of the ad revenue is from consumer advertising, with only about 35% of it shifting from the weekday editions.  We are also seeing incremental revenue from these new consumer advertisers in our Monday to Friday editions.  This initiative reduced earnings by about five cents per share during the second quarter, bringing the year to date total to about ten cents per share.  Moreover, Weekend Edition is expected to reduce earnings in the third quarter by about three cents per share and is expected to break-even in the fourth quarter.

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

Retrofitting 19 presses in the Journal's 17 print sites to print the new web width is expected to be completed by January 2007 and the capital cost for such is estimated at $43 million, of which $14 million was expended thus far, and we expect the remainder will be expended later this year ($25 million) and in 2007 ($4 million).  We will also incur about $13 million in one-time training, development and marketing costs for the project, $9 million of which will be incurred this year.  The redesigned and newly formatted paper will launch in January 2007 and, excluding one-time start-up costs, we expect to save about $18 million per year in operating expenses (after about $4 million per year in non-cash depreciation expense), mainly from reduced newsprint consumption, starting in 2007.  The project is expected to generate an after-tax return on investment of about 26% with a payback period of less than three years.  This initiative is expected to reduce earnings this year by about 7 cents per share and be accretive to earnings in 2007 and thereafter by about 13 cents per share.

We have also undertaken a number of other initiatives to reshape our portfolio and to increase our profits.  In July, we announced we will provide advertisers with the opportunity to reach the Journal’s audience with a front page advertisement beginning in September of this year.  We expect this highly-priced advertising will bring the Journal significant incremental revenue and profits (in excess of $10 million annually).  We also announced the formation of a news strategy taskforce, led by Paul Ingrassia, a Pulitzer Prize winner and recent president of Dow Jones Newswires.  Our content is our greatest competitive advantage and the primary goal of the task force is to develop and execute initiatives to make our content even more differentiated, indispensable and conveniently accessible to better serve our readers and users, and also improve the efficiency and productivity of our news gathering efforts.  On the cost control side, we are executing on a number of initiatives as well.  In the first quarter, the reorganization of our business included the elimination of approximately 65 positions, including about 20 senior level positions, which reduced management layers, streamlined management processes and decentralized and eliminated a number of corporate functions.  The elimination of these positions is expected to result in cost savings of approximately $14.5 million per year.  In the second quarter, we announced that approximately 250 full-time and 500 part-time positions were being eliminated in technology, circulation and administrative support in favor of outsource vendors.  We expect the transitioning of these functions will be complete by the end of this year and beginning in 2007, we expect annual savings of approximately $15 million.  In addition to these actions, we have identified another $9 million of savings opportunities that we are executing against in our administrative and technology departments and at our community media segment.  In total, including the $18 million of savings largely in lower newsprint costs we expect to realize next year as a result of the Journal redesign, we have identified about $56.5 million of annualized cost savings, of which $10.5 million is expected to be realized this year and an additional $46 million is expected to take hold beginning in 2007.

Finally, in the first quarter, we settled our long-standing litigation with Cantor Fitzgerald and Market Data Corp. (MDC) relating to our obligations under a guarantee we issued in 1995 to MDC and Cantor Fitzgerald.  In connection with the settlement, we agreed to pay an aggregate of $202 million to MDC and Cantor Fitzgerald and the parties granted one another full mutual releases.  The settlement agreement resolved claims in excess of $340 million and was well below the amount we would have paid under the terms of the guarantee.  The bulk of this settlement amount was paid in March, with the balance paid in April, and the payments were initially financed with short-term commercial paper.  We expect to incur approximately $7.5 million ($.05 per diluted share) of additional interest expense in 2006 and we are currently evaluating a number of alternatives to refinance a portion of this debt on a long-term basis.

Results of Operations

Consolidated Results of Operations – Three Months Ended June 30, 2006 and 2005:

			Increase/
(in thousands, except per share amounts)	2006	2005	(Decrease)

Revenues:
Advertising	$270,378	$249,876	8.2%
Information services	96,343	94,134	2.3
Circulation and other	114,464	110,188	3.9
Total revenues	481,185	454,198	5.9

Operating expenses	429,414	415,302	3.4

Operating income	51,771	38,896	33.1

Operating margin	10.8%	8.6%

Non-operating loss	(5,300)	(17,487)	(69.7)

Income taxes	17,710	20,548	(13.8)

Net income	$28,761	$861	-

Earnings per share:
Basic	$.35	$.01	-
Diluted	.34	.01	-

Net Income

Net income in the second quarter of 2006 was $28.8 million, or $.34 per diluted share, compared with second quarter 2005 net income of $0.9 million, or $.01 per diluted share (all “per share” amounts included herein are based on reported net income and use diluted weighted-average shares outstanding).  Earnings per share for the second quarter of 2006 and 2005 included certain items affecting comparisons that netted to a reduction in earnings of $.05 per share and $.33 per share, respectively.  These items are detailed further beginning on page 29.

Revenues

Second quarter revenues increased $27 million, or 5.9%, to $481.2 million, driven by revenue gains across all of our business segments.  Advertising revenue increased 8.2%, driven by increased advertising in the U.S. Journal and Dow Jones Online.  Information services revenues grew 2.3% on gains at Dow Jones Newswires partially offset by lower licensing revenues.  Circulation and other revenue increased 3.9% resulting primarily from higher subscription revenue at our online products and at The Wall Street Journal.

Operating Expenses

Operating expenses in the second quarter of 2006 increased $14.1 million, or 3.4%, to $429.4 million, reflecting incremental costs from the Weekend Edition, which launched in September 2005; higher sales incentive compensation; and, higher newsprint costs, partially offset by lower professional and administrative costs.  Newsprint costs increased 15%, driven by an 11% increase in newsprint prices and a 3.2% increase in consumption.  The number of full-time employees was down approximately 1% to 7,300 at June 30, 2006.

Operating Income

Operating income in the second quarter was $51.8 million (10.8% of revenues), which was roughly a third higher than operating income a year ago of $38.9 million (8.6% of revenues).  The improved results reflected continued strong gains at the consumer and enterprise media segments, partially offset by lower profits at the community media segment.  Additionally, restructuring and other items totaled a net charge of $6.8 million in 2006 compared with a charge of $11.4 million in 2005.

Non-operating Loss

Non-operating loss for the three months ended June 30, 2006 was $5.3 million compared with a non-operating loss of $17.5 million last year.  Our share of equity in earnings of associated companies in the second quarter of 2006 was $3.5 million compared with earnings of $1.8 million in 2005.  The increase was driven by the elimination of losses from CNBC International and improved results at Stoxx, Ltd, which more than offset a $1.1 million loss related to the planned divestiture of a small joint venture.  Net interest expense increased in 2006 to $8.4 million from $4.7 million as a result of higher debt levels from the financing of the settlement payments under the contract guarantee and increased commercial paper market rates.

The second quarter of 2005 included a $35.9 million charge related to the divestiture of our international television ventures, partially offset by a $22.9 million gain on disposal of other investments (see a further explanation of these items on page 29).

Consolidated Results of Operations – Six Months Ended June 30, 2006 and 2005:

			Increase/
(in thousands, except per share amounts)	2006	2005	(Decrease)

Revenues:
Advertising	$518,050	$467,620	10.8%
Information services	190,765	183,577	3.9
Circulation and other	224,585	215,073	4.4
Total revenues	933,400	866,270	7.7

Operating expenses	880,190	810,405	8.6

Operating income	53,210	55,865	(4.8)

Operating margin	5.7%	6.4%

Non-operating income (loss)	54,010	(20,427)	-

Income taxes	16,941	26,397	(35.8)

Net income	$90,279	$9,041	-

Earnings per share:
Basic	$1.08	$.11	-
Diluted	1.08	.11	-

Net Income

Net income for the first half of 2006 was $90.3 million, or $1.08 per diluted share, compared with 2005 net income of $9 million, or $.11 per share (all “per share” amounts included herein are based on reported net income and use diluted weighted-average shares outstanding).  Earnings per share for the first half of 2006 included certain items affecting comparisons that netted to an increase in earnings of $.55 per share, while earnings in 2005 included certain items affecting comparisons that netted to a decrease in earnings of $.34 per share.  These items are detailed further beginning on page 29.

Revenues

Revenues for the first six months of 2006 increased $67.1 million, or 7.7%, to $933.4 million.  Advertising revenue increased $50.4 million, or 11%, primarily the result of higher advertising volume at the U.S. Journal and continued strong revenue gains at Dow Jones Online.  Information services revenue grew 3.9%, largely reflecting revenue growth at Dow Jones Newswires and Dow Jones Indexes/Ventures.  Circulation and other revenue increased $9.5 million from higher circulation revenue at the U.S. Journal and Dow Jones Online.

Operating Expenses

Operating expenses in the first half of 2006 increased $69.8 million, or 8.6%, to $880.2 million, primarily reflecting increased costs related to the Weekend Edition of the Journal, higher employee severance related to restructuring activities, and higher marketing and newsprint costs.  Newsprint costs increased 20%, driven by a 13% increase in the average cost per ton along with a 6% increase in consumption.

Operating Income

Operating income in the first half of 2006 was $53.2 million (5.7% of revenues), which was down 4.8% from 2005 operating income of $55.9 million (6.4% of revenues), as improved operating results at consumer and enterprise media were more than offset by higher restructuring costs and reduced profits at the community media segment.

Non-operating Income (Loss)

Non-operating income in the first six months of 2006 was $54 million compared with a non-operating loss of $20.4 million in 2005.  In the first quarter of 2006, we recorded a benefit of $62.6 million representing the excess of a contract guarantee reserve balance over the litigation settlement amount, while the first half of 2005 had a $35.9 million charge related to the divestiture of our international television ventures, partially offset by a $22.9 million gain on disposal of other investments (see a further explanation of these items on page 29).

Our share of equity in earnings of associated companies in 2006 was $6.5 million compared with $2.6 million last year.  The increase was driven by the elimination of losses from CNBC International and improved results at SmartMoney.  Net interest expense increased in 2006 to $14.2 million from $8.4 million in 2005 as a result of higher debt levels from the financing of the settlement payments under the contract guarantee and increased commercial paper market rates.

Segment Data

As discussed earlier, during the first quarter of 2006 we established a new organizational structure pursuant to which we organize and report our business segments around our three markets:  consumer media, enterprise media, and community media.  Previously reported segment results of operations were restated to reflect these changes, which did not impact total consolidated results of operations.  We continue to report certain administrative activities under corporate.

Consumer Media

Consumer media is comprised primarily of The Wall Street Journal franchise (including domestic and international print, online, television and radio); and the relatively smaller Barron’s (including print, online and conferences) and MarketWatch franchises (including online, newsletters, television and radio).  The consumer media segment is an integrated business that offers business and financial information content to the consumer market around the globe.  This content is produced to gain readership and ultimately to earn revenue from advertisers and those readers.  We manage consumer media as one segment as their products largely comprise the global WSJ brand, and its sales, newsgathering and most production efforts are centralized and shared across the different editions and the various offerings in the segment are highly integrated.

On January 21, 2005, we completed the acquisition of MarketWatch for a purchase price of $532 million, including certain transaction costs.  MarketWatch’s online, newsletters, television and radio content businesses were integrated into the consumer media segment, while MarketWatch Licensing Services was integrated into Dow Jones Licensing Services, a leading licensor of news, data, investment tools and other online applications to financial services firms, media companies, and corporations for use mainly on their intranets and retail Web sites.

Consumer Media – Three Months Ended June 30, 2006 and 2005:

(amounts in thousands)			Increase/
	2006	2005	(Decrease)
Revenues:
U.S. media:
Advertising	$187,470	$168,252	11.4%
Circulation and other	84,630	79,045	7.1
Total U.S. media	272,100	247,297	10.0

International media:
Advertising	11,739	12,339	(4.9)
Circulation and other	7,345	7,782	(5.6)
Total international media	19,084	20,121	(5.2)

Total Consumer Media:
Advertising	199,209	180,591	10.3
Circulation and other	91,975	86,827	5.9
Total	291,184	267,418	8.9

Operating expenses	271,627	254,118	6.9

Operating income	$19,557	$13,300	47.0

Operating margin	6.7%	5.0%

Included in expenses:
Depreciation and amortization	$16,418	$17,574	(6.6)

Statistical information:
Advertising volume increase/(decrease)(1):
The Wall Street Journal:
General	9.5%	(2.4)%
Technology	6.9%	(18.7)%
Financial	9.6%	(15.5)%
Classified	17.4%	5.6%
Total	11.2%	(6.3)%

Barron’s	(13.1)%	(8.3)%

Dow Jones Online statistics:
WSJ.com paid subscriptions	765	744
Barrons.com paid subscriptions	68	n/a

Average monthly unique visitors to WSJ.com	3,519	3,791
WSJ.com average monthly page views	107,421	93,836

Average monthly unique visitors to MarketWatch.com	5,402	5,948
MarketWatch.com average monthly page views	200,523	182,296

Average monthly unique visitors to Dow Jones Online(2)	7,836	8,654
Dow Jones Online average monthly page views	311,841	276,132

(1) General, technology and financial advertising for 2005 was reclassified to conform to the current year presentation.
(2) Average monthly unique visitors to Dow Jones Online is from NielsenNetRatings and includes WSJ.com, MarketWatch.com, BigCharts.com, Barron's Online, and the Journal's other vertical websites.

Revenues

Consumer media revenues were up $23.8 million, or 9%, in the quarter with strong growth in both advertising and circulation for the U.S. Journal and at our online properties.

U.S. Media:

U.S. media advertising revenue increased $19.2 million, or 11%, to $187.5 million primarily due to a 12% increase in U.S. Journal advertising revenue due to higher advertising volume and a 23% increase in advertising revenue at Dow Jones Online.

At the U.S. Journal, general advertising linage, which represented 37% of total U.S. Journal linage, increased 9.5% on a strong increase in B2B advertising, partially offset by lower automotive advertising.  Technology advertising linage, which represented 16% of total U.S. Journal linage, increased 6.9% as increases in communications, hardware and office products advertising were partially offset by lower personal computer and technology professional services advertising.  Financial advertising linage, representing 19% of the total, increased 9.6% on higher tombstone, insurance and retail advertising, partially offset by lower wholesale advertising.  Classified and other advertising linage, the lowest yielding advertising category, increased 17% and represented 28% of total U.S. Journal linage.  Color advertising pages increased 23% and color premium revenue was up 30%, which helped drive a nearly 1% increase in average ad rates in the Journal despite a heavier mix of lower yielding classified advertising.

Circulation and other revenue for U.S. media increased $5.6 million, or 7.1%, as a result of higher rates and paid subscriptions at WSJ.com as well as higher yielding circulation at the Journal.  This was the fifth consecutive quarter of circulation revenue gains at the print Journal.  Subscriptions to WSJ.com, the largest paid subscription news site on the Internet, increased 3% over last year to 765,000 as of June 30, 2006.  Subscriptions to Barron’s Online, set up as a separate paid site in January of 2006, were 68,000.  Average circulation for the second quarter of 2006 for The Wall Street Journal was 1,703,000 compared with circulation of 1,776,000 in the second quarter of 2005.  Barron’s average circulation was 311,000 in the quarter, an increase of 5.8% from 294,000 in the second quarter of 2005.

International Media:

International media revenues decreased $1 million, or 5.2%, to $19.1 million primarily due to two less publishing days this quarter as compared to last year.  Advertising revenue declined $0.6 million, or 4.9%, to $11.7 million primarily on lower advertising yield.  Circulation and other revenues decreased $0.4 million, or 5.6%, to $7.3 million.  Combined average circulation for the international Journals was 179,000 in the second quarter of 2006 compared with 180,000 last year.

Operating Expenses

Consumer media operating expenses in the second quarter of 2006 increased $17.5 million, or 6.9%, to $271.6 million.  The increase primarily related to the incremental costs of the Weekend Edition as well as higher newsprint prices (together contributing about 90% of the increase), plus higher incentive compensation and delivery costs partially offset by lower depreciation expenses.  Newsprint expense was up 19% as a result of a 12% increase in newsprint prices coupled with a 6.1% increase in consumption.  The number of full-time employees at June 30, 2006 was flat as compared to last June.

Operating Income

Consumer media operating income in the second quarter of 2006 was $19.6 million (6.7% of revenues), an improvement of $6.3 million compared to operating income of $13.3 million (5% of revenue) last year, as increased profits at the U.S. Journal and Dow Jones Online as well as improved results at the international editions were partially offset by initial losses from the Weekend Edition.

Consumer Media – Six Months Ended June 30, 2006 and 2005:

(amounts in thousands)			Increase/
	2006	2005	(Decrease)
Revenues:
U.S. media:
Advertising	$365,642	$317,708	15.1%
Circulation and other	165,876	155,834	6.4
Total U.S. media	531,518	473,542	12.2

International media:
Advertising	21,184	22,137	(4.3)
Circulation and other	14,213	14,796	(3.9)
Total international media	35,397	36,933	(4.2)

Total Consumer Media:
Advertising	386,826	339,845	13.8
Circulation and other	180,089	170,630	5.5
Total	566,915	510,475	11.1

Operating expenses	549,775	504,081	9.1

Operating income	$17,140	$6,394	-

Operating margin	3.0%	1.3%

Included in expenses:
Depreciation and amortization	$32,786	$36,004	(8.9)

Statistical information:
Advertising volume increase/(decrease)(1):
The Wall Street Journal:
General	10.0%	2.0%
Technology	4.1%	(19.1)%
Financial	10.9%	(22.1)%
Classified	24.1%	3.7%
Total	13.0%	(7.1)%

Barron’s	(3.7)%	(10.6)%

Dow Jones Online statistics:
WSJ.com paid subscriptions	765	744
Barrons.com paid subscriptions	68	n/a

Average monthly unique visitors to WSJ.com	3,736	3,714
WSJ.com average monthly page views	108,517	89,757

Average monthly unique visitors to MarketWatch.com	5,581	6,552
MarketWatch.com average monthly page views	205,966	191,974

Average monthly unique visitors to Dow Jones Online(2)	8,187	9,137
Dow Jones Online average monthly page views	318,813	281,730

(1) General, technology and financial advertising for 2005 was reclassified to conform to the current year presentation.
(2) Average monthly unique visitors to Dow Jones Online is from NielsenNetRatings and includes WSJ.com, MarketWatch.com, BigCharts.com, Barron's Online, and the Journal's other vertical websites.

Revenues

During the first half of the year, consumer media revenues grew $56.4 million, or 11%, on strong advertising and circulation revenue growth at U.S. media.

U.S. Media:

U.S. media advertising revenue increased $47.9 million, or 15%, to $365.6 million primarily due to a 15% increase in advertising revenue at the U.S. Journal where advertising linage and yield increased 13% and 1.5%, respectively.  Dow Jones Online advertising revenue was up 24% and on a pro-forma basis, including MarketWatch advertising revenues in the respective period prior to our acquisition in January 2005, was up 19%.

At the U.S. Journal, general advertising linage, which represented 37% of total U.S. Journal linage, increased 10% on a 32% increase in B2B advertising, partially offset by weak automotive and professional services advertising.  Technology advertising linage, which represented 15% of total U.S. Journal linage, increased 4.1% on gains in communications and office products advertising.  Financial advertising linage, which represented 19% of total U.S. Journal linage, increased 11% on higher tombstone and mutual funds advertising.  Classified and other advertising linage, the lowest yielding advertising category, increased 24% and represented 29% of total U.S. Journal linage.  Color advertising pages increased 23% and color premium revenue was up 32%.

Circulation and other revenue for U.S. media increased $10 million, or 6.4%, as a result of higher rates and paid subscriptions to WSJ.com as well as higher yielding circulation at the Journal.  Also contributing to the increase was the incremental revenue from paid subscriptions for Barrons.com, established as a separate paid site in January of 2006.  Circulation and other revenue at Dow Jones Online increased 26% in the first half of 2006.

International Media:

International media revenues decreased $1.5 million, or 4.2%, to $35.4 million.  Advertising revenue was down $1 million, or 4.3%, primarily on lower advertising yield as a result of a greater proportion of international advertising being sold as part of global advertising packages which generate greater revenue per customer but with a lower per page rate for the international publications.  Circulation and other revenues decreased $0.6 million, or 3.9%, to $14.2 million.

Operating Expenses

Consumer media operating expenses in the first half of 2006 increased $45.7 million, or 9.1%, to $549.8 million.  The increase primarily reflected incremental costs of the Weekend Edition as well as higher newsprint prices (together contributing about 75% of the increase), plus increased circulation marketing, print delivery and newsprint usage costs partially offset by lower depreciation expenses.  Newsprint expense was up 23% as a result of a 13% increase in newsprint prices coupled with an 8.8% increase in consumption.

Operating Income

Consumer media operating income in the first half of 2006 was $17.1 million (3% of revenues), an improvement of $10.7 million compared to the operating income of $6.4 million (1.3% of revenues) last year, as increased profits at the U.S. Journal and Dow Jones Online as well as improved results at the international editions were partially offset by our investment spending in Weekend Edition.

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

On January 21, 2005, we completed the acquisition of MarketWatch for a purchase price of $532 million, including certain transaction costs.  MarketWatch’s online, newsletters, television and radio content businesses were integrated into the consumer media segment, while MarketWatch Licensing Services was integrated into Dow Jones Licensing Services, a leading licensor of news, data, investment tools and other online applications to financial services firms, media companies and corporations for use mainly on their intranets and retail Web sites.

Enterprise Media – Three Months Ended June 30, 2006 and 2005:

(amounts in thousands)	2006	2005	Increase/ (Decrease)
Revenues:
Dow Jones Newswires/FIS:
North America	$47,620	$47,130	1.0%
International	19,656	17,389	13.0
Total Dow Jones Newswires/FIS	67,276	64,519	4.3

Dow Jones Indexes/Ventures	17,609	17,280	1.9
Dow Jones Licensing Services	13,305	14,691	(9.4)
Total revenue	98,190	96,490	1.8

Operating expenses	71,860	73,181	(1.8)

Operating income	$26,330	$23,309	13.0

Operating margin	26.8%	24.2%

Included in expenses:
Depreciation and amortization	$5,325	$5,678	(6.2)

Statistical information:
Dow Jones Newswires terminals	300	286

Revenues

Enterprise media revenues increased $1.7 million, or 1.8%, to $98.2 million, driven by revenue growth at Dow Jones Newswires/FIS, partially offset by lower revenues at Dow Jones Licensing Services.

Dow Jones Newswires/FIS revenue increased $2.8 million, or 4.3%, to $67.3 million.  Revenues in North America and internationally increased $0.5 million and $2.3 million, respectively, primarily driven by gains in wholesale revenue, partially offset by lower revenue from the timing of conferences.  The number of English-language terminals carrying Dow Jones Newswires at June 30, 2006 was up 4.9% to 300,000 as an increase of 18,000 internationally was partially offset by a decline of 4,000 in North America.

Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes and Reprints/Permissions, increased $0.3 million, or 1.9%, to $17.6 million on higher growth in the reprints business and commodities partially offset by lower revenue primarily from derivative based exchanges.  After several years of double digit growth in revenue and profits, our Indexes business slowed in the quarter mainly due to the discontinuance of a contract from a major client due to their loss of exclusive access to our DIAMONDS exchange-traded funds (ETF) option resulting from an adverse intellectual property ruling, which slightly reduced fees from one large client and a reduction of assets underlying our Diamonds ETF.  Dow Jones Licensing Services revenue declined $1.4 million, or 9.4%, to $13.3 million, as several annual contracts were not renewed due to client consolidation along with increased competition which is depressing pricing.  We expect to increase our development spending to reinvigorate this product line.

Operating Expenses

Enterprise media operating expenses in the second quarter of 2006 declined $1.3 million, or 1.8%, to $71.9 million, on lower administrative and depreciation expenses.  The number of full-time employees at June 30, 2006, was flat as compared to last June.

Operating Income

Enterprise media operating income in the second quarter of 2006 was $26.3 million (26.8% of revenues), an improvement of 13% compared with operating income of $23.3 million (24.2% of revenues) last year, driven primarily by growth at Dow Jones Newswires and Dow Jones Indexes/Ventures.

Enterprise Media – Six Months Ended June 30, 2006 and 2005:

(amounts in thousands)	2006	2005	Increase/ (Decrease)
Revenues:
Dow Jones Newswires/FIS:
North America	$94,805	$92,870	2.1%
International	38,017	34,141	11.4
Total Dow Jones Newswires/FIS	132,822	127,011	4.6

Dow Jones Indexes/Ventures	35,331	33,122	6.7
Dow Jones Licensing Services	26,893	27,210	(1.2)
Total revenue	195,046	187,343	4.1

Operating expenses	145,200	142,719	1.7

Operating income	$49,846	$44,624	11.7

Operating margin	25.6%	23.8%

Included in expenses:
Depreciation and amortization	$10,825	$11,361	(4.7)

Revenues

Enterprise media revenues increased $7.7 million, or 4.1%, to $195 million, driven by revenue growth at Dow Jones Newswires/FIS and Dow Jones Indexes/Ventures, partially offset by lower revenues at Dow Jones Licensing Services.

Dow Jones Newswires/FIS revenue increased $5.8 million, or 4.6%, to $132.8 million.  Revenues in North America and internationally increased $1.9 million and $3.9 million, respectively, driven by gains in wholesale and database revenue.

Dow Jones Indexes/Ventures revenues increased $2.2 million, or 6.7%, to $35.3 million fueled by growth in the reprints business as well as exchange-traded funds indexes and commodities partially offset by lower revenue from derivative-based exchanges.  Dow Jones Licensing Services revenue decreased $0.3 million, or 1.2%, to $26.9 million due to the non-renewal of certain lower margin contracts following the MarketWatch acquisition and the impact of customer consolidation.  On a pro forma basis, including MarketWatch Licensing Services revenues in the respective period prior to our acquisition in January 2005, Dow Jones Licensing Services revenue declined approximately 10%.

Operating Expenses

Enterprise media operating expenses in the first half of 2006 increased $2.5 million, or 1.7%, to $145.2 million, resulting from higher compensation costs and incremental expenses from the January 2005 acquisition of MarketWatch.

Operating Income

Enterprise media operating income in the first half of 2006 was $49.8 million (25.6% of revenues), an improvement of 12% compared with operating income of $44.6 million (23.8% of revenues) last year, driven primarily by increased profits at Dow Jones Newswires and Dow Jones Indexes/Ventures.

Community Media

Community media includes the operations of Ottaway Newspapers, which publishes 15 daily newspapers and over 30 weekly newspapers and “shoppers” in nine states in the U.S.

Community Media – Three Months Ended June 30, 2006 and 2005:

(amounts in thousands)			Increase/
	2006	2005	(Decrease)
Revenues:
Advertising	$70,301	$68,742	2.3%
Circulation and other	21,510	21,548	(0.2)
Total revenue	91,811	90,290	1.7

Operating expenses	70,228	67,687	3.8

Operating income	$21,583	$22,603	(4.5)

Operating margin	23.5%	25.0%

Included in expenses:
Depreciation and amortization	$3,381	$3,080	9.8

Statistical information:
Advertising volume decrease	(5.5)%	(0.1)%

Revenues

Community media revenue was up $1.5 million, or 1.7%, to $91.8 million in the second quarter of 2006.  Advertising revenue was up $1.6 million, or 2.3%, to $70.3 million, as increased online advertising (up 44%), higher advertising rates and higher preprint revenues were partially offset by a 5.5% decline in advertising linage.  The linage decline reflected weak auto advertising partially offset by gains in real estate and display advertising.  Circulation and other revenue was flat at $21.5 million.  Average daily circulation was 423,000 in the second quarter of 2006 compared with 432,000 a year before.

Operating Expenses

Community media operating expenses increased $2.5 million, or 3.8%, to $70.2 million primarily as a result of higher employee pension costs due to changes in actuarial assumptions as well as higher marketing, depreciation and newsprint costs.  Newsprint expense increased 2.6% as a result of a 9.7% increase in newsprint prices, which was partially offset by a 6.4% decline in consumption for the quarter.  The number of full-time employees in the community media segment was down 1.7% from a year ago.

Operating Income

Operating income in the second quarter of 2006 was $21.6 million (23.5% of revenues), a decline of 4.5% compared with operating income last year of $22.6 million (25% of revenues).

Community Media – Six Months Ended June 30, 2006 and 2005:

(amounts in thousands)			Increase/
	2006	2005	(Decrease)
Revenues:
Advertising	$129,685	$126,690	2.4%
Circulation and other	41,754	41,762	-
Total revenue	171,439	168,452	1.8

Operating expenses	139,522	132,519	5.3

Operating income	$31,917	$35,933	(11.2)

Operating margin	18.6%	21.3%

Included in expenses:
Depreciation and amortization	$6,679	$6,020	10.9

Statistical information:
Advertising volume decrease	(5.4)%	(1.2)%

Revenues

Community media revenue was up $3 million, or 1.8%, to $171.4 million in the first half of 2006 on higher advertising revenue as a 47% increase in online advertising, increased ad rates, and higher preprint revenues were partially offset by a 5.4% decline in advertising linage.  The linage decline reflected weak auto advertising partially offset by gains in real estate and display advertising.  Circulation and other revenue was flat at $41.8 million.

Operating Expenses

Community media operating expenses increased $7 million, or 5.3%, to $139.5 million as a result of higher expenses related to employee pensions and compensation, marketing and newsprint.  Newsprint expense increased 6.4% as a result of a 12% increase in newsprint prices, which was partially offset by a 4.9% decline in consumption.

Operating Income

Operating income in the first half of 2006 was $31.9 million (18.6% of revenues), a decline of $4 million compared with operating income last year of $35.9 million (21.3% of revenues).

Certain Items Affecting Comparisons

The following tables summarize certain items affecting comparisons for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30
(in millions, except	2006			2005
per share amounts)	Operating	Net	EPS	Operating	Net	EPS

Included in operating income:
Restructuring and other items, net (a)	$(6.8)	$(4.1)	$(.05)	$(11.4)	$(6.9)	$(.08)
Included in non-operating income:
Contract guarantee (b)					(1.1)	(.01)
Gain on disposition of
investments (c)					17.7	.21
Write-down of investments (d)					(36.7)	(.44)
Total	$(6.8)	$(4.1)	$(.05)	$(11.4)	$(27.0)	$(.33 )*

	Six Months Ended June 30
(in millions, except	2006			2005
per share amounts)	Operating	Net	EPS	Operating	Net	EPS

Included in operating income:
Restructuring and other items, net (a)	$(27.7)	$(16.6)	$(.20)	$(11.4)	$(6.9)	$(.08)
Included in non-operating income:
Contract guarantee (b)		62.6	.75		(2.4)	(.03)
Gain on disposition of
investments (c)					17.7	.21
Write-down of investments (d)					(36.7)	(.44)
Total	$(27.7)	$46.0	$.55	$(11.4)	$(28.3)	$(.34)

*The sum of the individual amounts does not equal total due to rounding.

(a) Restructuring and other items, net:

2006

During the second quarter of 2006 , we recorded a net charge of $ 6.8 million , reflecting a restructuring charge of $9.9 million ($6 million, net of taxes), partially offset by a gain of $3.1 million ($1.9 million, net of taxes) on the sale of certain fixed assets.  The restructuring primarily reflected the elimination of certain positions in technology, circulation and administrative support in favor of outsource vendors.  In total, approximately 250 full-time and 500 part-time employees were affected.

During the first quarter of 2006 , we recorded a charge of $ 20.9 million ($ 12.5 million, net of taxes) related to the reorganization of our business.   The charge primarily reflected employee severance related to the previously announced elimination of certain senior level positions, as well as additional workforce reduction s at other areas of the business identified as part of the reorganization during the first quarter .  In total, approximately 65 full-time employees were affected.

2005

In the second quarter of 2005, we recorded a restructuring charge of $11.4 million ($6.9 million, net of taxes) primarily reflecting employee severance related to a workforce reduction of about 120 full-time employees.  Most of the charge related to our efforts to reposition our international print and online operations but also included staff reductions at other parts of the business.

See Note 7 for additional information on restructuring and other items.

(b) Contract guarantee:

On March 13, 2006, we entered into a definitive settlement agreement to conclude all litigation relating to our obligations under a contract guarantee issued in 1995 to Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC).  Pursuant to the settlement agreement, we agreed to pay an aggregate of $202 million to Cantor and MDC, which was below the $265 million contractual obligation that we had previously reserved.  Accordingly, we recorded a benefit in the first quarter of 2006 of $62.6 million.

For tax purposes, the settlement payment was treated as a capital loss which we could carry forward for five years as an offset to capital gains.  We could not conclude that it was more likely than not that we would realize any net tax savings from capital loss carryforwards prior to their expiration and therefore have a full valuation allowance on the capital loss carryforward.

In the first quarter of 2006, we paid $200 million of the settlement amount, while the remaining $2 million was paid in the second quarter of 2006.  We financed the payments with commercial paper.  Additionally, on March 27, 2006, we entered into a $250 million 18-month credit agreement to support this increased balance of commercial paper outstanding.

(c) Gain on disposition of investments:

2005

In April 2005, we concluded the sale of our 39.9% minority interest in F.F. Soucy Inc., a Canadian newsprint mill, to its majority owner, Brant-Allen Industries, Inc.  The proceeds from the sale price of $40 million in cash were used to reduce our commercial paper borrowings.  We recorded an after-tax gain of $9.4 million in the second quarter.

During the second quarter of 2005, we completed an exchange of cross shareholdings with the von Holtzbrinck Group.  In exchange for our 10% interest in Handelsblatt, we received the remaining 10% minority interest in The Wall Street Journal Europe that we did not already own; an 11.5% increase in our interest in a Czech Republic business periodical, effectively increasing our interest to 23%; and $6 million in cash.  We recorded an after-tax gain of $8.3 million in connection with the disposal of our interest in Handelsblatt.

(d) Write-down of equity investments:

In December 2005, we completed the disposal of our 50% interests in both CNBC Europe and CNBC Asia (collectively CNBC International), as well as our 25% interest in CNBC World, to NBC Universal for nominal consideration pursuant to a 2005 agreement.  Through 2006 we will continue to provide access to news resources and other services to CNBC International, nonexclusively.

In the second quarter of 2005, in connection with the binding agreement reached with NBC Universal, we determined that an other-than-temporary decline in the value of our investments in CNBC International and CNBC World had occurred and, as a result, we recorded a charge of $35.9 million ($36.7 million, including taxes), largely reflecting the write-down of the investments’ carrying value ($32 million), with the remainder primarily reflecting the additional firmly committed cash payment for which we received no future economic benefit.

Income Taxes

The following table presents the effective income tax rates for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Effective income tax rate	38.1%	96.0%	15.8%	74.5%
Effective income tax rate, excluding	38.1%	40.8%	37.9%	40.2%
items identified in table below

The effective tax rates were affected by certain capital loss transactions, which are detailed below.

	Three Months Ended June 30
(dollars in millions)	2006			2005
	Income Taxes	Pretax Income	Effective Tax Rate (1)	Income Taxes	Pretax Income	Effective Tax Rate (1)

Reported	$17.7	$46.5	38.1%	$20.5	$21.4	96.0%
Adjusted to remove:
Contract guarantee					(1.1)
Gain on disposition of
investments				5.2	22.9
Write-down of equity investments				0.8	(35.9)
Adjusted	$17.7	$46.5	38.1%	$14.5	$35.5	40.8%

	Six Months Ended June 30
(dollars in millions)	2006			2005
	Income Taxes	Pretax Income	Effective Tax Rate (1)	Income Taxes	Pretax Income	Effective Tax Rate (1)

Reported	$16.9	$107.2	15.8%	$26.4	$35.4	74.5%
Adjusted to remove:
Contract guarantee		62.6			(2.4)
Gain on disposition of
investments				5.2	22.9
Write-down of equity investments				0.8	(35.9)
Adjusted	$16.9	$44.6	37.9%	$20.4	$50.8	40.2%

(1) The product of the individual amounts may not equal calculated rate due to rounding.

Capital Loss Carryforward

As of June 30, 2006, we had a capital loss carryforward remaining of about $385 million (a deferred tax asset of about $145 million, with a full valuation allowance).  Approximately $366 million of this loss carryforward is recognized for tax purposes, with $155 million expiring by the end of 2006, $9 million expiring in 2010 and the remainder expiring in 2011.

We could not conclude that it was more likely than not that we would realize any net tax savings from capital loss carryforwards prior to their expiration and therefore have established a full valuation allowance on the capital loss carryforward.

Tax Contingencies

We exercise judgment in assessing the likely outcome of contingencies including those related to tax matters.  Provisions made in the financial statements represent management’s judgment of likelihood based on information available at the time.  Judicial or governmental bodies largely determine the outcome of these matters. The ultimate resolution of these matters, either by determinations by these bodies or other means, could be materially different from that assumed by us in making our provisions and related disclosures.  At the time that these contingencies are resolved by tax examination or the expiration of the statute of limitations, we adjust our tax accounts accordingly.

Liquidity and Capital Resources

Overview

The primary source of our liquidity is cash flow from operating activities.  The key component of operating cash inflow is cash receipts from advertising customers and subscribers to our print and online publications and electronic information services.  Operating cash outflows include payments to vendors for raw materials, services and supplies, payments to employees, and payments of interest and income taxes.  Certain employee compensation, such as bonuses and payments to our defined contribution pension plan, are paid annually in the first quarter of the year.

Our liquidity requirements may be funded, if necessary, through the issuance of commercial paper, bank loans, debt or equity securities.  Debt outstanding at June 30, 2006 was $674.5 million, compared with total debt outstanding at December 31, 2005 of $472.4 million.  The increase in debt as of June 30, 2006 reflected additional borrowings incurred to finance our litigation settlement with Cantor Fitzgerald and Market Data Corp. in addition to the timing of our annual pension and incentive compensation payments.  Debt outstanding at June 30, 2006 consisted of 3-year bonds totaling $224.9 million and commercial paper of $449.5 million with various maturities of less than a year.  It is currently our intent to manage our commercial paper borrowings as short-term obligations.

We are currently evaluating a number of alternatives to refinance a portion of our commercial paper on a long-term basis.  As of June 30, 2006, we could borrow up to $735 million: $185 million through June 23, 2011, which replaced the $140 million credit agreement that expired on June 24, 2006; $300 million through June 24, 2009 under our multiyear revolving credit agreements with several banks; and, $250 million through September 27, 2007 under our 18-month credit agreement entered in March 2006.

The revolving credit agreements and the 18-month credit agreement contain restrictive covenants, including a limitation on the ratio of consolidated indebtedness to consolidated cash flow.  The 18-month credit agreement also contains a restrictive covenant with a requirement to maintain a minimum ratio of consolidated cash flow to consolidated interest expense.  At June 30, 2006, we were in compliance with respect to both of these restrictive covenants then in effect, with the leverage ratio equaling 2.8x.

Borrowings under the revolving credit agreements may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, our certificate of deposit rate or the federal funds rate.  A quarterly fee is payable on the commitments which we may terminate or reduce at any time.  The quarterly fee, which is dependent on our debt rating issued by S&P and Moody's, ranges from .07% to .095%.  As of June 30, 2006 and December 31, 2005, no amounts were borrowed under the revolving credit lines or the 18-month credit agreement.

Credit Ratings

On March 22, 2006, Moody’s Investors Service (Moody’s), a credit ratings agency, downgraded by one notch our senior unsecured debt and commercial-paper ratings.  Concurrently, Moody’s noted that our rating outlook is stable.  On March 14, 2006, Standard & Poor’s (S&P) and Fitch Ratings (Fitch), two other credit ratings agencies, indicated that they may lower our ratings citing the settlement of litigation with Cantor and MDC.  On February 8, 2006, S&P had lowered our long-term corporate credit and senior unsecured credit ratings by one notch from A- to BBB+ and cited the volatility in advertising revenue from print publications, and therefore cash flow, as the key driver for the action.

Our credit ratings as of June 30, 2006 are listed below:

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

The short-term credit ratings listed above have not, despite the recent downgrades, significantly affected our ability to issue or rollover our outstanding commercial paper borrowings at this time.  We maintain the aforementioned lines of credit with commercial banks, as well as cash and cash equivalents held by U.S. and foreign-based subsidiaries, to serve as alternative sources of liquidity and to support our commercial paper program.

Cash Flow Summary

For the Six Months Ended June 30, 2006 and 2005:

(in millions)	2006	2005
Net cash (used in) provided by operating activities	$(127.8)	$72.0
Net cash used in investing activities	(24.9)	(423.3)
Net cash provided by financing activities	163.6	346.9
Effect of currency exchange rate changes on cash	(1.0)	1.6

Increase (decrease) in cash and cash equivalents	9.9	(2.8)
Cash and cash equivalents at beginning of year	10.6	17.2

Cash and cash equivalents at June 30	$20.4 *	$14.5 *

*The sum of the individual amounts does not equal total due to rounding.

Operating Activities

Net cash used in operating activities for the first six months of 2006 was $128 million, which was down $200 million as compared to net cash provided by operations of $72 million in the same period last year.  The decline reflected the $202 million contract guarantee settlement payments as well as higher interest costs, partially offset by increases in cash as a result of changes in working capital.

Investing Activities

Net cash used in investing activities was $25 million in the first six months of 2006, primarily reflecting capital expenditures of $30 million, partially offset by proceeds from the sale of certain fixed assets.  Net cash used in investing activities was $423 million in the first six months of 2005, primarily as a result of the January 21, 2005 acquisition of MarketWatch.

Financing Activities

Net cash provided by financing activities for the first six months of 2006 was $164 million, reflecting a net increase in commercial paper borrowings of $202 million, principally related to the financing of the contract guarantee settlement payment.  Cash outlays in the first six months of 2006 included the payment of $42 million in dividends to shareholders.

Net cash provided by financing activities for the first six months of 2005 was $347 million, reflecting a net increase in commercial paper borrowings of $146 million and the issuance of $225 million three-year fixed rate bonds, principally related to the acquisition of MarketWatch.  Cash outlays in the first six months of 2005 included the payment of $41 million in dividends to shareholders.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The provisions of FIN 48 will be effective for us as of January 1, 2007.  We are currently evaluating the impact of adopting FIN 48.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements, such as those including the words "believe," "expect," "intend," "estimate," "anticipate," "will," “plan,” "outlook," "guidance," "forecast" and similar expressions, that involve risks and uncertainties that could cause actual results to differ materially from those anticipated including such risk factors as are included in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2006 and Item 1A of this Form 10-Q and as may be included from time to time in our reports filed with the Securities and Exchange Commission and posted in the Investor Relations section of our web site (www.dowjones.com).  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We enter into foreign currency exchange forward contracts to mitigate earnings volatility through the use of cash flow hedges.  T hese contracts expire over the current and prospective years.  We hedge anticipated operating expenses that are denominated in foreign currencies.  Our r evenues are largely collected in U.S. dollars.   Realized gains or losses on foreign currency exchange forward contracts are recognized currently through income and generally offset the transaction gains or losses on the foreign currency cash flows which they are intended to hedge.

As of June 30, 2006 and December 31, 2005 we entered into foreign currency exchange forward contracts to exchange U.S. dollars for the following foreign currencies:

	2006		2005
(in millions)	Foreign Currency	U.S. Dollar	Foreign Currency	U.S. Dollar

Euro	6.7	8.3	9.1	10.9
British Pound	4.1	7.4	7.4	12.9
Hong Kong Dollar	14.9	1.9	5.2	0.7
Singapore Dollar	2.4	1.5	-	-
Japanese Yen	66.5	0.6	112.6	1.0

The fair value of the contracts as of June 30, 2006 and December 31, 2005 was insignificant .

We also enter into foreign currency exchange forward contracts to limit the cash flow and earnings volatility that results from remeasuring certain foreign currency payables at prevailing exchange rates.  The unrealized gains or losses of these forward contracts are recognized in Other, net in the income statement.  The forward contract acts as an economic hedge by increasing in value when the underlying foreign currency payable decreases in value and conversely decreasing in value when the underlying foreign currency payable increases.  As of June 30, 2006, we had forward currency exchange contracts outstanding to exchange 9.5 million British Pounds for $17.3 million, which are due to expire in the third quarter of 2006.  As of December 31, 2005, we had forward currency exchange contracts outstanding to exchange 10 million British Pounds for $17.2 million, which expired in the first quarter of 2006.

Interest Rate Risk

Our commercial paper outstanding of $449.5 million at June 30, 2006 is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates.  At June 30, 2006, interest rates outstanding ranged from 5.14% to 5.45%, with a weighted-average of 5.29%.  At June 30, 2006 we had $224.9 million of fixed rate bonds outstanding, which mature in February 2008.  A change in the market interest rate impacts the fair value of the instrument but has no impact on earnings or cash flows.

Item 4.	Controls & Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed.  Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three-month period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In May 2005, Dow Jones sued the International Securities Exchange (ISE) and Options Clearing Corporation (OCC) seeking an injunction against the ISE’s issuance and the OCC’s clearance of unlicensed exchange-traded options on the DIAMONDS exchange-traded fund (ETF) ..  The U.S. District Court for the Southern District of New York issued a decision on September 1, 2005 holding that neither ISE nor OCC requires a license from an index provider to issue or trade ETF options.  Dow Jones appealed that decision, but in June 2006 the United States Court of Appeals for the Second Circuit held that no license is needed to issue or trade options on ETFs.  The Second Circuit expressly limited its decision to derivative products on ETFs.

Item 1A.	Risk Factors.

We are exposed to certain risk factors that may affect operations.  The significant factors known to us are described in Item 1A of our Form 10-K for the year ended December 31, 2005 and Item 1A of our Form 10-Q for the quarter ended March 31, 2006.  There have been no material changes from the risk factors as previously disclosed in that Form 10-K and Form 10-Q, except that the risk factor under the heading "Intellectual Property" has been updated.  The risk factor is set forth below in its entirety:

“Intellectual Property.

We rely on a combination of trademarks, trade names, copyrights, and other proprietary rights, as well as contractual arrangements, including licenses, to establish and protect our intellectual property and brand names.  We believe our proprietary trademarks and other intellectual property rights are important to our continued success and our competitive position.

Dow Jones Indexes licenses, sometimes exclusively, our proprietary indexes and trademarks to exchanges and financial institutions for use as the basis of financial products.  For example, Dow Jones has licensed the Dow Jones Industrial Average index and related trademarks for use as the basis of the DIAMONDS ETF.   Dow Jones had also licensed the Dow Jones Industrial Average index and related trademarks for use as the basis of exchange-traded options on the DIAMONDS ETF, but in June 2006 the United States Court of Appeals for the Second Circuit held that no license is needed to issue or trade options on ETFs.  The Second Circuit expressly limited its decision to derivative products on ETFs, and our revenue from those products will be negatively impacted.   If the index provider’s intellectual property rights are successfully challenged in relation to the issuance of other products , our ability to license our index-related property for certain uses may be impaired and our revenues related to such licensing activities could be further negatively impacted. ”

Our complete risk factors, including the changes noted above are available for review on the Investor Relations section of our Web site at www.dowjones.com.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, our Board of Directors authorized the repurchase of $800 million of our common stock and in September 2000 authorized the repurchase of an additional $500 million of our common stock.  As of June 30, 2006, approximately $326.4 million remained under board authorization for share repurchases.  We have not repurchased any shares of our common stock since the first quarter of 2003.

Item 4.	Submission of Matters to a Vote of Security Holders.

The information required by this item with respect to the date of the meeting, nature of the meeting, election of directors, matters voted upon and details of voting results is incorporated by reference to the material under the caption “Other Events” in the Form 8-K that was filed on April 19, 2006.

Item 6.	Exhibits.

Exhibit Number	Document
3.1	The By-laws of the Company, as amended and restated as of June 21, 2006, is hereby incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 22, 2006.

10.1	Third Amendment dated as of June 23, 2006 to our 5-Year Credit Agreement dated June 21, 2004 is hereby incorporated by reference to Exhibit 99.1 to the Form 8-K filed on July 26, 2006.

10.2

$185,000,000 5-Year Credit Agreement, dated as of June 23, 2006, among Dow Jones & Company, Inc., as Borrower, the several lenders from time to time parties thereto, Bank of America, N.A. and Bank of Tokyo-Mitsubishi UFJ Trust Company, as co-syndication agents, Lloyds TSB Bank PLC and Deutsche Bank AG, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent, is hereby incorporated by reference to Exhibit 99.1 to the Form 8-K filed on July 26, 2006.

31.1	Certifications by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	The Dow Jones 2006 Executive Annual Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to the Form 8-K filed on April 19, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOW JONES & COMPANY, INC.
(Registrant)

Date:	August 2, 2006	By:	/s/ Robert Perrine
Robert Perrine
Chief Accounting Officer and Controller