Form 10-Q
period 2006-09-30
DOW JONES & CO INC
filed 2006-11-03
CIK 29924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ❑    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock on September 30, 2006: 63,331,591 shares of Common Stock and 20,090,820 shares of Class B Common Stock.

DOW JONES & COMPANY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Dow Jones & Company, Inc.

(unaudited)

(in thousands, except per share amounts)	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005		2006	2005
Revenues:
Advertising	$207,819	$202,120		$691,054	$634,886
Information services	95,717	93,424		286,482	277,001
Circulation and other	108,886	101,210		320,976	303,481
Total revenues	412,422	396,754		1,298,512	1,215,368

Expenses:
News, production and technology	134,241	133,894		404,202	397,341
Selling, administrative and general	157,240	152,752		482,511	456,718
Newsprint	31,080	28,476		97,723	83,866
Print delivery costs	52,169	45,701		157,033	134,353
Depreciation and amortization	24,079	26,543		73,148	78,761
Restructuring and other items, net	-	-		27,672	11,367
Total operating expenses	398,809	387,366		1,242,289	1,162,406

Operating income	13,613	9,388		56,223	52,962

Other income (expense):
Investment income	590	87		873	572
Interest expense	(8,457)	(4,971)		(22,901)	(13,883)
Equity in earnings of associated companies	3,319	4,785		9,801	7,351
Write-down of equity investments	-	-		-	(35,865)
Gain on disposition of investments	-	-		-	22,862
Contract guarantee	-	(932)		62,649	(3,348)
Other, net	(277)	73		(1,238)	953

Income from continuing operations before income taxes	8,788	8,430		105,407	31,604
Income taxes	(3,837)	2,021		8,740	23,386
Income from continuing operations	12,625	6,409		96,667	8,218

Income from discontinued operations, net of tax (Note 2)	92,740	3,764		98,977	10,996
Net income	$105,365	$10,173		$195,644	$19,214

Net income per basic share:
Continuing operations	$.15	$.08		$1.16	$.10
Discontinued operations	1.11	.05		1.19	.13
Net income per basic share	$1.27 (1)	$.12	(1)	$2.35	$.23

Net income per diluted share:
Continuing operations	$.15	$.08		$1.16	$.10
Discontinued operations	1.11	.05		1.18	.13
Net income per diluted share	$1.26	$.12	(1)	$2.34	$.23

Cash dividends declared per share	.25	.25		1.00	1.00

Weighted-average shares outstanding:
Basic	83,288	82,987		83,187	82,639
Diluted	83,779	83,402		83,623	83,108

Comprehensive income (Note 10)	$105,108	$8,842		$193,559	$13,979

(1) The sum of the individual amounts does not total due to rounding.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dow Jones & Company, Inc.

(unaudited)

(in thousands)	For the Nine Months Ended September 30
	2006	2005
Cash Flows from Operating Activities:
Net income	$195,644	$19,214
Less: income from discontinued operations, net of tax	98,977	10,996
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation	64,089	70,017
Amortization of intangibles	9,059	8,744
Stock-based compensation – equity awards	8,977	3,429
Equity in earnings of associated companies, net of distributions	(1,546)	7,079
Contract guarantee	(62,649)	3,348
Payment of contract guarantee on behalf of a former subsidiary	(202,000)	-
Write-down of investments, net of gain on dispositions	-	13,003
Gain on disposition of fixed assets	(3,139)	-
Changes in assets and liabilities, net of acquisitions	(8,976)	(17,208)
Other, net	(1,025)	141
Net cash (used in) provided by operating activities of continuing operations	(100,543)	96,771
Net cash provided by operating activities of discontinued operations	12,072	13,051
Net cash (used in) provided by operating activities	(88,471)	109,822

Cash Flows from Investing Activities:
Additions to plant, property and equipment	(55,330)	(36,480)
Funding from (to) equity investees, net	4,831	(9,064)
Proceeds from disposition of investments	-	47,544
Proceeds from disposition of fixed assets	5,082	-
Businesses acquired, net of cash received	(195)	(438,122)
Other, net	28	(594)
Net cash used in investing activities of continuing operations	(45,584)	(436,716)
Net cash used in investing activities of discontinued operations	(1,615)	(1,444)
Net cash used in investing activities	(47,199)	(438,160)

Cash Flows from Financing Activities:
Cash dividends	(62,387)	(61,907)
Proceeds from issuance of bonds	-	224,899
Repayment of commercial paper borrowings	(44,890)	(105,570)
Increase in commercial paper borrowings	241,339	245,527
Bond issuance costs	-	(1,468)
Contribution from minority partner	-	2,193
Proceeds from sales under stock compensation plans	6,062	23,018
Net cash provided by financing activities	140,124	326,692

Effect of currency exchange rate changes on cash	(119)	2,094
Increase in cash and cash equivalents	4,335	448
Cash and cash equivalents at beginning of year	10,633	17,237
Cash and cash equivalents at September 30	$14,968	$17,685

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Dow Jones & Company, Inc.

(unaudited)

(in thousands)	September 30 2006	December 31 2005
Assets
Current Assets:
Cash and cash equivalents	$14,968	$10,633
Accounts receivable – trade, net	198,489	195,790
Accounts receivable – other	29,401	22,584
Newsprint inventory	6,056	7,875
Current assets of discontinued operations	10,142	10,448
Prepaid expenses	21,004	22,382
Deferred income taxes	103,531	14,459
Total current assets	383,591	284,171

Investments in associated companies, at equity	27,873	30,074
Other investments	4,660	7,083

Plant, property and equipment, at cost	1,712,411	1,670,795
Less, accumulated depreciation	1,105,117	1,054,398
Plant, property and equipment, net	607,294	616,397

Goodwill	610,211	609,695
Other intangible assets	126,206	135,265
Deferred income taxes	47,781	43,370
Long-term assets of discontinued operations	44,149	44,180
Other assets	9,819	11,737
Total assets	$1,861,584	$1,781,972

Liabilities
Current Liabilities:
Accounts payable – trade	$53,145	$70,130
Accrued wages, salaries and commissions	99,918	77,831
Retirement plan contributions payable	19,693	24,336
Other payables	61,952	72,943
Contract guarantee obligation	-	264,749
Dividends payable	20,831	-
Income taxes	45,299	45,608
Current liabilities of discontinued operations	4,573	4,669
Unearned revenue	213,148	210,760
Short-term debt	443,916	247,467
Total current liabilities	962,475	1,018,493

Long-term debt	224,954	224,928
Deferred compensation, principally postretirement benefit obligation	365,233	356,114
Other noncurrent liabilities	20,158	20,172
Total liabilities	1,572,820	1,619,707

Stockholders’ Equity
Common stock	102,181	102,181
Additional paid-in capital	140,591	137,290
Retained earnings	929,229	817,168
Accumulated other comprehensive loss, net of taxes	(25,078)	(22,993)

Less, treasury stock, at cost	858,159	871,381
Total stockholders’ equity	288,764	162,265
Total liabilities and stockholders’ equity	$1,861,584	$1,781,972

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dow Jones & Company, Inc.

(unaudited)

NOTE 1: BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of our consolidated financial position as of September 30, 2006, and the consolidated results of operations for the three and nine month periods ended September 30, 2006 and 2005 and consolidated cash flows for the nine month periods then ended.  All adjustments reflected in the accompanying financial statements are of a normal recurring nature.  Reclassifications of certain amounts for prior years, including discontinued operations described in Note 2 and segment amounts as described in Note 12, have been recorded to conform to the current year presentation.

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

As of and for the three and nine months ended September 30, 2006, our significant accounting policies and estimates, which are detailed in our annual report on Form 10-K for the year ended December 31, 2005, have not changed except for the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R) on January 1, 2006.  See Note 3 for additional information regarding our adoption of SFAS 123R.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The provisions of FIN 48 will be effective for us as of January 1, 2007 and we are currently evaluating the impact of adoption.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and expands the disclosure requirements for such.  The provisions of SFAS 157 are effective for us as of January 1, 2008 and are not expected to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158).  SFAS 158 requires financial statement recognition of the overfunded or underfunded status of the obligations associated with defined benefit pension, retiree healthcare and other postretirement plans.  Based on our unfunded obligation as of December 31, 2005, the adoption of SFAS 158 would increase total assets by approximately $17 million, increase total liabilities by approximately $42 million and reduce total shareholders’ equity by approximately $25 million. The adoption of SFAS 158 will not affect our results of operations. By the time of adoption at December 31, 2006, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.

NOTE 2: DISCONTINUED OPERATIONS

During the third quarter of 2006, we announced our plan to seek alternatives for certain local media newspaper businesses including cash sales and exchanges for other community newspapers.  As of September 30, 2006, we were actively marketing six properties (Danbury, CT; Oneonta, NY; Plattsburgh, NY; Santa Cruz, CA; Sunbury, PA; and Traverse City, MI) and expected to dispose of them within one year.  Accordingly, these operations were presented as discontinued operations pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Further, the results of those newspapers were excluded from our segment results for all periods presented.  On October 27, 2006, we signed a definitive agreement to sell the six community newspaper properties for $282.5 million in cash, as discussed in Note 13.

Results of operations for the six local media newspapers included within discontinued operations were as follows:

(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Revenues	$24,318	$24,482	$71,628	$72,138
Operating income	$5,738	$6,449	$16,338	$18,740
Income before income taxes	$5,736	$6,367	$16,337	$18,631
Income taxes (1)	$(87,004)	$2,603	$(82,640)	$7,635
Net income (1)	$92,740	$3,764	$98,977	$10,996

Depreciation and amortization	$663	$596	$1,947	$1,838

(1) Includes an $89.4 million income tax benefit from the expected utilization of capital loss carryforwards, previously fully reserved.

The following table presents the assets and liabilities of discontinued operations:

	September 30 2006	December 31 2005
(in thousands)

Assets:
Accounts receivable – trade, net	$9,070	$9,358
Newsprint inventory	891	946
Other current assets	181	144
Total current assets of discontinued operations	10,142	10,448

Plant, property and equipment, net (1)	14,240	14,841
Goodwill and other intangibles	32,493	32,225
Deferred taxes	(2,584)	(2,886)
Total noncurrent assets of discontinued operations	44,149	44,180
Total assets of discontinued operations	$54,291	$54,628

Liabilities:
Unearned revenue	$4,093	$4,201
Other payables	480	468
Total liabilities of discontinued operations	$4,573	$4,669

(1) Excludes approximately $5 million of real property from the periods presented which will be transferred in later periods, subject to satisfaction of environmental conditions.  We will not have significant continuing involvement in these operations after closing.

Capital Loss Carryforward Valuation Allowance

Based on our entering a definitive agreement on October 27, 2006 to sell the six Ottaway properties and the expectation the transaction will close in 2006, we concluded that it is more likely than not that we would utilize a portion of our capital loss carryforwards, which were previously fully provided.  Accordingly we reversed $89.4 million of the previously recorded valuation allowance to recognize the expected tax benefit.

As of September 30, 2006, we had available capital loss carryforwards of about $385 million (a deferred tax asset of about $145 million, of which $55 million is reserved with a valuation allowance).  Approximately $366 million of this loss carryforward is recognized for tax purposes, with $155 million due to expire by the end of 2006, $9 million due to expire in 2010 and $202 million, which was incurred for tax purposes this year, due to expire in 2011.  We believe we will be able to utilize approximately $250 million of the capital loss carryforward to offset capital gains on the Ottaway paper sales.  We expect the resulting capital gain from the sale of the six Ottaway papers to be first offset by the $202 million of capital losses incurred this year, with the remaining capital gain to offset carryforwards due to expire this year.

NOTE 3: EARNINGS PER SHARE

Basic and diluted earnings per share have been computed as follows:

(in thousands, except per share amounts)	Three Months Ended September 30				Nine Months Ended September 30
	2006 (2)		2005 (3)		2006 (2)	2005 (3)

Net income from continuing operations	$12,625		$6,409		$96,667	$8,218
Net income from discontinued operations	92,740		3,764		98,977	10,996
Net income	$105,365		$10,173		$195,644	$19,214

Weighted-average shares outstanding – basic	83,288		82,987		83,187	82,639

Effect of dilutive securities:
Stock options	20		131		36	176
Other, principally contingent stock rights	471		284		400	293

Weighted-average shares outstanding – diluted (1)	83,779		83,402		83,623	83,108

Net income per basic share:
Continuing operations	$.15		$.08		$1.16	$.10
Discontinued operations	1.11		.05		1.19	.13
Net income per basic share	$1.27	(4)	$.12	(4)	$2.35	$.23

Net income per diluted share:
Continuing operations	$.15		$.08		$1.16	$.10
Discontinued operations	1.11		.05		1.18	.13
Net income per diluted share	$1.26		$.12	(4)	$2.34	$.23

(1)

The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the quarter.

(2)

For the three and nine months ended September 30, 2006, options to purchase 9.2 million shares at an average price of $52.11 and 9.1 million shares at an average price of $52.46, respectively, have been excluded from the diluted earnings per share calculation because the options’ exercise prices were greater than the average market price during the quarter and nine months and to include such securities would be antidilutive.

(3)

For the three and nine months ended September 30, 2005, options to purchase 9.1 million shares at an average price of $53.11 and 9.1 million shares at an average price of $53.26, respectively, have been excluded from the diluted earnings per share calculation because the options’ exercise prices were greater than the average market price during the quarter and nine months and to include such securities would be antidilutive.

(4)	The sum of the individual amounts does not equal total due to rounding.

NOTE 4: STOCK-BASED COMPENSATION PLANS

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

We adopted SFAS 123R and the related FASB Staff Positions using the modified prospective application, one of several alternative transition methods, when it became effective on January 1, 2006.  Accordingly, prior period amounts were not restated.  Prior to the adoption of SFAS 123R, we applied APB 25 and charged against income the stock-based compensation expense for the share-based plans other than stock options - principally in relation to our contingent stock rights, restricted stock units and restricted stock award plans.  The incremental stock-based compensation expense recorded during the three and nine months ended September 30, 2006 was $1.1 million ($0.7 million after taxes, or $.01 per share) and $4.3 million ($2.6 million after taxes, or $.03 per share), respectively.

Had our stock-based compensation been determined by the fair-value based method of SFAS 123R during 2005, as it was during the three and nine months ended September 30, 2006, our net income and earnings per share would have been as follows:

(in thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2006 (1)	2005	2006 (1)	2005

Net income, as reported	$105,365	$10,173	$195,644	$19,214

Add: Stock-based compensation expense included in reported net income, net of taxes	2,365	1,880	10,575	4,900

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes (2)	(2,365)	(2,954)	(10,575)	(7,276)

Adjusted net income	$105,365	$9,099	$195,644	$16,838

Net income per basic share:
As reported	$1.27	$.12	$2.35	$.23
As adjusted	1.27	.11	2.35	.20

Net income per diluted share:
As reported	$1.26	$.12	$2.34	$.23
As adjusted	1.26	.11	2.34	.20

(1)  Net income and earnings per share for the three and nine months ended September 30, 2006 as reported and adjusted are the same since stock-based compensation expense was calculated under the provisions of SFAS 123R and was presented for comparative purposes.

(2) Total stock-based compensation expense for all awards presented in the table above is net of taxes of $1.6 million and $1.9 million for the three months ended September 30, 2006 and 2005, respectively, and $7 million and $4.8 million for the nine months ended September 30, 2006 and 2005, respectively.

The following table provides the estimated fair value, under the Black-Scholes option-pricing model, of each option granted in the first nine months 2006 and 2005 and the significant weighted-average assumptions used in their determination.  The expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of employees.  The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant corresponding with the expected life of such grant.  Similarly, the expected volatility was estimated based on the historical volatility over the term of the expected life, while the expected dividend yield was based on historical dividend payments made by the Company.

Stock Options:	Fair Value	Risk-Free Interest Rate	Dividend Yield	Expected Life	Volatility

2006	$10.39	4.7%	2.6%	6.0 years	28.5%
2005	$9.53	3.7%	2.4%	5.0 years	27.7%

Share-Based Compensation Plans

The Dow Jones 2001 Long-Term Incentive Plan (the plan) provides for the grant of contingent stock rights, stock options, restricted stock, restricted stock units and other stock-based awards (collectively, “plan awards”).  The Compensation Committee of the Board of Directors administers the plan.  Under the plan, common stock may be granted for plan awards through March 31, 2011.  We utilize treasury stock to satisfy exercises of stock options and vesting of other share-based awards.  At September 30, 2006, there were approximately 3 million shares available for future grants under the 2001 plan.  The total compensation cost related to nonvested stock-based awards not yet recognized was $26 million as of September 30, 2006 and this is expected to be recognized over a weighted-average period of approximately two years.

Stock options

Options for shares of common stock may be granted under existing plans at not less than the fair market value of the common stock on the date of grant.  In the fourth quarter of 2004, with approval from our Board of Directors, we announced the acceleration of 2.2 million stock options, representing all outstanding unvested options granted after 2002.  Our decision to accelerate the vesting of certain outstanding stock option grants was made as part of a broad review of long-term incentive compensation in light of changes in market practices and accounting changes.  Other changes implemented beyond accelerating the vesting of certain options included reducing overall equity grant levels, a change in the mix of grants and applying a three-year “cliff” vesting schedule to future grants of stock options.  Accordingly, all options outstanding at September 30, 2006 and December 31, 2005 were exercisable other than the 2006 and 2005 grants which will vest and become exercisable three years from the respective date of grant.  Options expire 10 years from the date of grant.

The activity with respect to options under our stock option plans was as follows:

(shares in thousands)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Balance at January 1	9,474	$51.81	5.7
Granted	675	$38.07	9.5
Exercised	(81)	$27.49	-
Terminated/Canceled	(404)	$52.15	-

Balance at September 30	9,664	$51.04	5.2	$2,058

Options exercisable at September 30	8,508	$52.63	4.7	$2,058

The weighted-average grant date fair value of options granted during the first nine months of 2006 and 2005 was $10.39 and $9.53, respectively.  The total intrinsic value of options exercised during the first nine months of 2006 and 2005 was $0.8 million and $14.2 million, respectively.

The activity with respect to nonvested options under our stock option plans was as follows:

(shares in thousands)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Fair	Contractual	Intrinsic
	Shares	Value (1)	Term (years)	Value

Nonvested balance at January 1	531	$ 9.53	8.4	-
Granted	675	$10.39	9.5	-
Terminated/Canceled	(50)	$ 9.97	-	-

Nonvested balance at September 30 (2)	1,156	$10.01	9.0	-

(1) Represents weighted-average fair value of stock option award at date of grant.
(2) We expect approximately 90% of the nonvested balance to vest.

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

The activity with respect to the number of contingent stock rights outstanding was as follows:

(in number of stock rights)

Balance at January 1, 2006	1,106,000
Granted	436,000
Final awards(1)	(121,000)
Terminated/Canceled	(129,000)

Balance at September 30, 2006	1,292,000

(1)The combined market value of the final shares awarded in the first nine months of 2006 was $4.7 million based on the stock price on the date of award.

Contingent Stock Rights Outstanding

Performance Period	Total
2003-2006	263,000
2004-2006	231,000
2005-2007	380,000
2006-2008	418,000

Total	1,292,000

Restricted stock units and Restricted stock awards

Restricted stock units cliff vest at the end of three years from the date of grant and are payable in common stock.  Any dividends accrued during this period would be payable at the end of the three year period in cash.

The vesting of restricted stock awards may be conditional upon the completion of a specified period of employment, upon attainment of specified performance goals, and/or any other such criteria as the Compensation Committee may determine.  In the first nine months of 2006 and 2005, we granted restricted stock awards with a market value of $2.8 million and $1 million, respectively.

The activity with respect to restricted stock units and restricted stock awards outstanding was as follows:

(in number of units or awards)	Units	Awards

Balance at January 1, 2006	293,000	37,000
Granted	217,000	75,000
Vested	-	(4,000)
Terminated/Canceled	(39,000)	-

Balance at September 30, 2006	471,000	108,000

We expect the majority of the outstanding nonvested units and awards to vest.

Restricted stock units outstanding

Performance Period	Shares Granted	Average Grant Price	Terminated/ Canceled	Balance
2004-2006	101,000	$52.65	20,000	81,000
2005-2007	220,000	$40.67	32,000	188,000
2006-2008	217,000	$38.31	15,000	202,000

Stock purchase plan

Under the terms of the Dow Jones 1998 Employee Stock Purchase Plan, eligible employees may purchase shares of our common stock based on compensation through payroll deductions or a lump-sum payment.  The purchase price for payroll deductions is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period.  Lump-sum purchases are made during the offering period, which is during the month of July each year, at the lower of 85% of the fair market value of the stock on the first day of the purchase period or the payment date.  At September 30, 2006, there were 957,000 shares available for future offerings.

NOTE 5: CONTRACT GUARANTEE

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

NOTE 6: DEBT

The following table summarizes our debt outstanding for the periods presented:

(in thousands)	September 30 2006	December 31 2005

Commercial paper, at rates of 5.30% to 5.43%	$443,916	$247,467
3.875% Senior Notes due February 15, 2008	224,954	224,928
Total debt outstanding	$668,870	$472,395

Debt outstanding at September 30, 2006 was $668.9 million which consisted of 3-year bonds totaling $225 million and commercial paper of $443.9 million with various maturities of less than a year.  As of September 30, 2006, we have available credit agreements totaling $735 million: $185 million through June 23, 2011, which replaced the $140 million credit agreement that expired on June 24, 2006; $300 million through June 21, 2009 under our multiyear revolving credit agreements with several banks; and, $250 million through September 27, 2007 under our 18-month credit agreement.  It is currently our intent to manage our commercial paper borrowings as short-term obligations.

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

The revolving credit agreements and the 18-month credit agreement contain restrictive covenants, including a limitation on the ratio of consolidated indebtedness to consolidated cash flow of 3.5x.  The 18-month credit agreement also contains a restrictive covenant with a requirement to maintain a minimum ratio of consolidated cash flow to consolidated interest expense.  At September 30, 2006, we were in compliance with respect to both of these restrictive covenants then in effect, with the leverage ratio equaling 2.8x.

Borrowings under the revolving credit agreements may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, our certificate of deposit rate or the federal funds rate.  A quarterly fee is payable on the commitments which we may terminate or reduce at any time.  The quarterly fee, which is dependent on our debt rating issued by S&P and Moody's, ranges from .08% to .16%.  As of September 30, 2006 and December 31, 2005, no amounts were borrowed under the revolving credit lines or the 18-month credit agreement.

NOTE 7: RESTRUCTURING AND OTHER ITEMS, NET

2006

During the second quarter of 2006 , we recorded a net charge of $ 6.8 million , consisting of a restructuring charge of $9.9 million, partially offset by a gain of $3.1 million on the sale of certain fixed assets.  The restructuring primarily reflected the elimination of certain positions in technology, circulation and administrative support in favor of outsource vendors.  In total, approximately 250 full-time and 500 part-time employees were affected.

During the first quarter of 2006 , we recorded a charge of $ 20.9 million related to the reorganization of our business as described in Note 12.   The charge primarily comprised employee severance related to the elimination of certain senior level positions, as well as additional workforce reduction s at other areas of the business identified as part of the reorganization during the first quarter .  In total, approximately 65 full-time employees were affected.

2005

In the second quarter of 2005, we recorded a restructuring charge of $11.4 million primarily reflecting employee severance related to a workforce reduction of about 120 full-time employees.  Most of the charge related to our efforts to reposition our international print and online operations but also included staff reductions at other parts of the business.

The following table displays the activity and balances of the restructuring reserve accounts through September 30, 2006:

(in thousands)	December 31 2005 Reserve	Expense		Non-cash	Cash Payments	September 30 2006 Reserve

Employee severance – 2006	$-	$30,812	*	$(644)	$(9,810)	$20,358
Employee severance – prior to 2006	7,450	-		-	(3,896)	3,554
Total	$7,450	$30,812		$(644)	$(13,706)	$23,912

*Expense is net of a reversal of $2.3 million primarily related to an adjustment to the first quarter 2006 charge for which payment was no longer probable.

The workforce reductions related to the restructuring actions prior to 2006 are substantially complete.  The remaining reserve for these actions relates to continuing payments for employees that have already been terminated and are expected to be paid over the next twelve months.  The workforce reductions related to the 2006 restructuring actions are expected to be paid during 2006 ($12.9 million), 2007 ($5.1 million) and thereafter ($2.4 million).

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

We enter into indemnification agreements in the ordinary course of business, typically with companies from which we are acquiring or to which we are selling businesses, partners in joint ventures, licensees and licensors, and service providers and contractors.  Under these agreements we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, as a result of our activities or our breach of the agreement in question or in connection with any intellectual property infringement claim by any third party with respect to our products.  These indemnification obligations generally survive termination of the underlying agreement, either for some set number of years or perpetually.  In some cases, the maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited.  We believe that the estimated fair value of these indemnity obligations is minimal and we have no liabilities recorded for these obligations as of September 30, 2006.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

NOTE 9: PENSION AND OTHER POSTRETIREMENT PLANS

The components of net periodic benefit costs were as follows:

	Three Months Ended September 30
(in thousands)	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Service cost	$1,684	$1,470	$2,161	$2,350
Interest cost	2,877	2,629	3,540	3,602
Expected return on plan assets	(3,054)	(3,303)	-	-
Amortization of prior service cost	184	187	(816)	(406)
Recognized actuarial loss	926	445	745	594

Total benefit cost	$2,617	$1,428	$5,630	$6,140

	Nine Months Ended September 30
(in thousands)	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Service cost	$4,972	$4,320	$6,421	$7,050
Interest cost	8,467	7,767	10,540	10,808
Expected return on plan assets	(9,162)	(9,865)	-	-
Amortization of prior service cost	555	553	(2,510)	(1,217)
Recognized actuarial loss	2,713	1,155	2,248	1,783

Total benefit cost	$7,545	$3,930	$16,699	$18,424

NOTE 10: COMPREHENSIVE INCOME

Comprehensive income was computed as follows:

(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net income	$105,365	$10,173	$195,644	$19,214
Add:
Adjustment for realized cumulative
translation adjustment in net income	-	-	-	(2,217)
Cumulative translation adjustment	634	(1,125)	273	(1,173)
Adjustment for realized (gain) loss on
hedging included in net income	(269)	508	(557)	930
Unrealized (loss) gain on hedging	(125)	(63)	763	(1,726)
Adjustment for realized gain (net of tax)
on investment in net income	-	126	-	126
Unrealized loss on investments	(497)	(777)	(2,564)	(1,175)

Comprehensive income	$105,108	$8,842	$193,559	$13,979

NOTE 11: GOODWILL AND OTHER INTANGIBLE ASSETS

As a result of the change in reportable segments discussed in Note 12, the goodwill balances as of September 30, 2006 and December 31, 2005 were reallocated to the new reportable segments based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”  Further, goodwill and other intangible assets related to discontinued operations discussed in Note 2 are excluded from the tables below.

Goodwill balances by reportable segment:

(in thousands)	September 30 2006	December 31 2005 (1)

Consumer media	$319,145	$319,246
Enterprise media	209,870	209,910
Local media (2)	81,196	80,539

Total goodwill	$610,211	$609,695

(1) Amounts have been restated to conform to the current year presentation. (2) Approximately $32 million of goodwill was reclassified to discontinued operations for the periods presented.

Other intangible assets were as follows:

	September 30, 2006			December 31, 2005
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Subscription accounts	$28,984	$13,705	$15,279	$28,984	$10,232	$18,752
Advertising accounts	19,909	7,616	12,293	19,907	5,196	14,711
Developed technology	13,211	6,116	7,095	13,211	3,364	9,847
Other	3,929	1,994	1,935	3,929	1,578	2,351

Total	66,033	29,431	36,602	66,031	20,370	45,661
Unamortizable intangibles	89,604	-	89,604	89,604	-	89,604

Total other intangibles	$155,637	$29,431	$126,206	$155,635	$20,370	$135,265

Amortization expense, based on intangibles subject to amortization held at September 30, 2006, is expected to be $2.8 million for the last three months of 2006, $10.6 million in 2007, $7.9 million in 2008, $4 million in 2009, $3.7 million in 2010 and $3 million in 2011.

NOTE 12: BUSINESS SEGMENTS

Effective February 22, 2006, we established a new organizational structure pursuant to which we organize and report our business segments to align our businesses with the markets they serve.  We were previously organized around our channels of distribution – print publishing, electronic publishing and community newspapers.  Now, we are organized around our distinct brands (franchises), customers and markets with our business and financial content organizations reported in two separate segments – consumer media and enterprise media, and our local general-interest community newspapers and their online media properties reported in the local media segment.  This new approach better aligns our organizational structure, leadership team, and franchises with our strategic and financial goals.  Previously reported segment results of operations were restated to reflect these changes, which did not impact net consolidated results of operations.  We continue to report certain administrative activities under corporate.

Consumer media is comprised primarily of The Wall Street Journal franchise (including domestic and international print, online, television and radio); and the relatively smaller Barron’s (including print, online and conferences) and MarketWatch franchises (including online, newsletters, television and radio).  The consumer media segment is an integrated business that offers business and financial information content to the consumer market around the globe.  This content is produced to gain readership and ultimately to earn revenue from advertisers and those readers.  We manage consumer media as one segment as its products largely comprise the global WSJ brand, and its sales, newsgathering and most production efforts are centralized and shared across the different editions and our various offerings in the segment are highly integrated.

Enterprise media is managed as one segment as it comprises product offerings under the Dow Jones brand and offers business and financial information content to other businesses and financial professionals around the globe.  Enterprise media’s revenues are primarily subscription-based and include Dow Jones Newswires, Dow Jones Financial Information Services, Dow Jones Indexes and Reprints/Permissions and Dow Jones Licensing Services.

Local media, formerly known as community media, includes the operations of Ottaway Newspapers, which publishes daily newspapers, weekly newspapers and “shoppers” in the U.S.

For the nine months ended September 30, 2006, approximately 63% of our revenues were derived from the consumer media segment, 23% was derived from the enterprise media segment and 14% was derived from the local media segment.

Our continuing operations by business segment were as follows:

(in thousands)	Three Months Ended September 30 (1)		Nine Months Ended September 30 (1)
	2006	2005 (3)	2006	2005 (3)
Revenues (2):
Consumer media	$247,184	$236,345	$814,099	$746,820
Enterprise media	100,382	95,133	295,428	282,476
Local media	64,856	65,276	188,985	186,072
Consolidated revenues	$412,422	$396,754	$1,298,512	$1,215,368

Income (Loss) Before Income Taxes:
Consumer media	$(17,959)	$(19,924)	$(819)	$(13,530)
Enterprise media	27,033	24,671	76,879	69,295
Local media	14,119	16,476	35,436	40,118
Corporate	(9,580)	(11,835)	(27,601)	(31,554)
Segment operating income	13,613	9,388	83,895	64,329

Restructuring and other items, net(4)	-	-	(27,672)	(11,367)
Consolidated operating income	$13,613	$9,388	$56,223	$52,962

Interest expense	(8,457)	(4,971)	(22,901)	(13,883)
Equity in earnings of associated companies(5)	3,319	4,785	9,801	7,351
Write-down of equity investments	-	-	-	(35,865)
Gain on disposition of investments	-	-	-	22,862
Contract guarantee	-	(932)	62,649	(3,348)
Other income, net	313	160	(365)	1,525

Income before income taxes	$8,788	$8,430	$105,407	$31,604

Depreciation and Amortization Expense:
Consumer media	$16,162	$18,222	$48,948	$54,226
Enterprise media	5,102	5,736	15,927	17,097
Local media	2,783	2,547	8,178	7,325
Corporate	32	38	95	113
Consolidated depreciation and amortization expense	$24,079	$26,543	$73,148	$78,761

(1) Amounts exclude the results of discontinued operations as discussed in Note 2.

(2) Revenues shown represent revenues from external customers.  Transactions between segments are not significant and are eliminated.

(3) Amounts have been restated to conform to the current year presentation.

(4) Restructuring and other items are not included in segment expenses, as management evaluates segment results exclusive of these items.  For information purposes, the restructuring and other items allocable to each segment were as follows:

(in thousands)	Nine Months Ended September 30
	2006	2005

Consumer media	$19,313	$8,856
Enterprise media	5,072	1,698
Local media	(1,358)	-
Corporate	4,645	813
Total	$27,672	$11,367

(5) Summarized income statement information for our equity-basis investments in associated companies, combined, was as follows (these amounts are in aggregate at 100% levels).  The majority of these investments are partnerships, which require the associated tax benefit or expense to be recorded by the partner.

(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Revenues	$120,609	$108,943	$366,127	$376,310
Operating income	$10,628	$11,867	$37,518	$22,011
Net income	$7,888	$8,997	$28,207	$13,569

NOTE 13: SUBSEQUENT EVENTS

On October 18, 2006, we announced an agreement to acquire the remaining 50% interest of Dow Jones Reuters Business Interactive LLC (Factiva) from our joint venture partner, Reuters Group Plc. (Reuters) for a purchase price of approximately $160 million upfront plus certain continuing payments related to the purchase valued at approximately $25 million.  We expect to finance this purchase with the proceeds from the sale of six Ottaway papers as described further below.

Factiva is the leading provider of global business content, research products and services to global enterprises mainly in the finance, corporate, professional services and government sectors and has 1.6 million paying subscribers.  It is headquartered in New York, N.Y., and has substantial business operations in South Brunswick, N.J., where it shares offices with us.  With approximately 750 employees across 33 locations worldwide, Factiva combines news and information from more than 10,000 sources in its technology-enabled, conveniently accessible, subscription-based offerings. Factiva was founded in 1999 as a 50/50 joint venture between Dow Jones and Reuters to combine and leverage the enterprise-facing, data retrieval, archival and current awareness businesses of Dow Jones in North America and Reuters in Europe and Asia.

Strategically, acquiring 100% ownership of Factiva will further our vision to be the world’s best provider of high-quality, indispensable and conveniently accessible business and related content across all media channels, consistently generating superior value to all of our customers and shareholders.  The acquisition will remove certain joint venture conditions that limit Factiva’s business opportunities in its core enterprise market.  Removing these restrictions will allow Factiva to develop applications with Dow Jones Newswires and Dow Jones Licensing Services that better target the financial-services market.  At the same time, Dow Jones Newswires and Licensing Services will better serve their customers by being able to offer a full suite of end-to-end information solutions.  Finally, our consumer media group will be able to leverage Factiva’s sophisticated enterprise-facing search capabilities to develop business search products targeting the consumer market.

We intend to integrate Factiva into the enterprise media segment, which will nearly double the segment’s annual revenue.  This transaction is expected to close by the end of 2006.  At that time, under the purchase method of accounting, we will allocate the total estimated purchase price to Factiva’s net tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition.

On October 27, 2006, we entered into an agreement to sell six Ottaway newspapers to Community Newspaper Holdings, Inc. for $282.5 million in cash, subject to a working capital adjustment.  Dow Jones will receive $276.1 million of the $282.5 million purchase price upon closing, which is expected to occur in the fourth quarter of 2006 and is subject to regulatory approvals and other customary closing conditions.  The balance of the purchase price will be paid upon transfer of real property, subject to satisfaction of environmental conditions, in later periods.  We expect the after-tax proceeds to be about $268 million, which will be used to fund the Factiva acquisition and pay down debt.

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

During the first quarter, we made significant changes to our senior management and organizational structure.  Richard F. Zannino was named chief executive officer and elected to the board of directors.  Peter R. Kann retired as chief executive officer and will continue as chairman until April 2007.  We reorganized to align our businesses with the markets they serve.  Previously, our businesses were organized around our channels of distribution – print, electronic and community newspapers.  Now, we are organized around our distinct brands (franchises), customers and markets with our business and financial content organizations reported in two separate segments – consumer media and enterprise media, and our local general-interest community newspapers and their online media properties reported in the local media segment.

For the first nine months of 2006, approximately 63% of our revenues were derived from the consumer media segment, which includes The Wall Street Journal franchise (including domestic and international print, online, television and radio) and our relatively smaller Barron’s and MarketWatch franchises (including print, online, television and radio distribution channels).  Consumer media’s financial results are largely dependent on the operating performance of The Wall Street Journal, which, to a significant extent, is dependent upon business-to-business (B2B) advertising placed in our publications, particularly from the financial and technology sectors.  The enterprise media segment, which includes newswires, indexes, licensing and other electronic operations, comprised approximately 23% of our revenues, while the remaining approximately 14% of total revenues were contributed from the general-interest local media segment.

Throughout 2006, we have seen strong growth in our revenues (up nearly 7%) bolstered by increased advertising revenues at the U.S. Wall Street Journal and 20% growth at Dow Jones Online.  Advertising volume at The Wall Street Journal has increased 9% aided by the September 2005 launch of the Weekend Edition and an increase in weekday advertising.  The third quarter was the fifth consecutive quarter of advertising gains and our sixth consecutive quarter of improved circulation revenues at the U.S. Journal despite a particularly difficult environment for most print publishers.  We expect the favorable advertising revenue comparables for the U.S. Journal to continue into the fourth quarter, with an estimated advertising revenue increase in the low to mid single digits despite the challenging environment.  Expenses are expected to be down about 1.5% in the fourth quarter, even with higher costs related to our web-width reduction initiative described further below, as we start to realize the payback on numerous cost saving initiatives implemented this year.

The Weekend Edition is one of many initiatives underway to strengthen our portfolio, improve our businesses, drive revenues and control costs.  The Weekend Edition has built off the success of our Weekend Journal and Personal Journal weekday sections in growing and diversifying our advertising customer base by attracting more consumer-oriented advertisers.  We have a uniquely influential and affluent audience that not only makes large B2B spending decisions but also spends heavily on personal consumption items.  The Weekend Edition enables advertisers to reach these readers in the right place at the right time – at home on the weekend – which is highly conducive to influencing their consumer spending decisions.  More than 1500 advertisers supported the Weekend Edition since its launch in September 2005, with about 60% of them being new to the Journal.  About 70% of the ad revenue is from consumer advertising, with only about 35% of it shifting from the weekday editions.  We are also seeing incremental revenue from these new consumer advertisers in our Monday to Friday editions.  This initiative reduced earnings by about three cents per share during the third quarter, bringing the year to date total to about thirteen cents per share, and expect the fourth quarter dilution to be approximately one to two cents.

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

Retrofitting 19 presses in the Journal's 17 print sites to print the new web width is expected to be completed by January 2007 and the capital cost for such is estimated at $40 million, of which $23 million was expended thus far, and we expect the remainder will be expended later this year ($9 million) and in 2007 ($8 million).  We will also incur about $13 million in one-time training, development and marketing costs for the project, $6 million of which will be incurred this year.  The redesigned and newly formatted paper will launch in January 2007 and, excluding one-time start-up costs, we expect to save about $18 million per year in operating expenses (after about $4 million per year in non-cash depreciation expense), mainly from reduced newsprint consumption, starting in 2007.

We have also undertaken a number of other initiatives to reshape our portfolio and to increase our profits.  In October, we announced a $30 million two-year project to expand our color printing capacity by 17% to 168 pages per week to meet the growth in color demand that we are projecting.  In September, we began offering advertisers the opportunity to reach the Journal’s audience with a front page advertisement.  We expect this highly-priced advertisement, which is already sold out Monday through Friday through the end of 2007, will bring the Journal significant incremental revenue and profits (in excess of $10 million annually).  We also announced the formation of a news strategy taskforce, led by Paul Ingrassia, a Pulitzer Prize winner and recent president of Dow Jones Newswires.  Our content is our greatest competitive advantage and the primary goal of the task force is to develop and execute initiatives to make our content even more differentiated, indispensable and conveniently accessible to better serve our readers and users, and also improve the efficiency and productivity of our news gathering efforts.

On the cost control side, we are executing on a number of initiatives as well.  In the first quarter, the reorganization of our business included the elimination of approximately 65 positions, including about 20 senior level positions, which reduced management layers, streamlined management processes and decentralized and eliminated a number of corporate functions.  The elimination of these positions is expected to result in cost savings of approximately $14.5 million per year.  In the second quarter, we announced that approximately 250 full-time and 500 part-time positions were being eliminated in technology, circulation and administrative support in favor of outsource vendors.  We expect the transitioning of these functions to be complete by the end of this year and, beginning in 2007, we expect annual savings of approximately $15 million.  In addition to these actions, we have identified another $9 million of savings opportunities that we are executing against in our administrative and technology departments and at our local media segment.  In total, including the $18 million of savings largely in lower newsprint costs we expect to realize next year as a result of the Journal redesign, we have identified about $56.5 million of annualized cost savings, of which $10.5 million is expected to be realized this year and an additional $46 million is expected to take hold beginning in 2007.

In October, we announced an agreement to acquire the remaining 50% interest in Factiva, the leading provider of current and archived global business and financial news and information to enterprise end users worldwide, from our joint venture partner, Reuters.  The purchase price is approximately $160 million in cash upfront plus certain continuing payments related to the purchase valued at approximately $25 million.  This acquisition will nearly double the revenue of our enterprise media segment and substantially expand its global reach.  We expect the acquisition to be accretive in 2007 and thereafter and expect the integration of Factiva and the enterprise media segment to result in 2007 cost synergies of $15 million, increasing to $19 million in 2008.  On October 27, 2006, we entered into an agreement to sell six Ottaway newspapers for $282.5 million, which is expected to generate $268 million in after-tax proceeds as the gain on the sales will largely be shielded by the utilization of capital loss carryforwards.  The sale is expected to be completed by the end of the year and proceeds from the sales will be used to reduce debt and fund the acquisition of the remaining 50% interest in Factiva.  The combined effect of the Factiva and Ottaway transactions will reduce our reliance on traditional print revenue from about 70% in 2006 to less than 60% in 2007.

Finally, in the first quarter, we settled our long-standing litigation with Cantor Fitzgerald and Market Data Corp. (MDC) relating to our obligations under a guarantee we issued in 1995 to MDC and Cantor Fitzgerald.  In connection with the settlement, we agreed to pay an aggregate of $202 million to MDC and Cantor Fitzgerald and the parties granted one another full mutual releases.  The settlement agreement resolved claims in excess of $340 million and was well below the amount we would have paid under the terms of the guarantee.  The bulk of this settlement amount was paid in March, with the balance paid in April, and the payments were initially financed with short-term commercial paper.  We expect to incur approximately $8.5 million ($.06 per diluted share) of additional interest expense in 2006.

Results of Operations

Consolidated Results of Operations – Three Months Ended September 30, 2006 and 2005:

				Increase/
(in thousands, except per share amounts)	2006	2005		(Decrease)

Revenues:
Advertising	$207,819	$202,120		2.8%
Information services	95,717	93,424		2.5
Circulation and other	108,886	101,210		7.6
Total revenues	412,422	396,754		3.9

Operating expenses	398,809	387,366		3.0

Operating income	13,613	9,388		45.0

Operating margin	3.3%	2.4%

Non-operating loss	(4,825)	(958)		-

Income taxes	(3,837)	2,021		-

Income from discontinued operations, net of tax	92,740	3,764		-

Net income	$105,365	$10,173		-

Net income per basic share:
Continuing operations	$.15	$.08		87.5
Discontinued operations	1.11	.05		-
Net income per basic share	$1.27 (1)	$.12	(1)	-

Net income per diluted share:
Continuing operations	$.15	$.08		87.5
Discontinued operations	1.11	.05		-
Net income per diluted share	$1.26	$.12	(1)	-

(1) The sum of the individual amounts does not equal total due to rounding.

Net Income

Net income in the third quarter of 2006 was $105.4 million, or $1.26 per diluted share, compared with third quarter 2005 net income of $10.2 million, or $.12 per diluted share (all “per share” amounts included herein are based on reported net income and use diluted weighted-average shares outstanding).  Earnings per share for the third quarter of 2006 included certain items affecting comparisons that increased earnings by $1.16 per share while 2005 included certain items that had no net impact on earnings per share.  These items are detailed further beginning on page 35.

Revenues

Third quarter revenues increased $15.7 million, or 3.9%, to $412.4 million, driven by revenue gains at consumer and enterprise media, partially offset by modestly lower revenue at local media.  Advertising revenue increased $5.7 million, or 2.8%, driven primarily by increased advertising at the international editions of the Journal, Dow Jones Online and Barron’s.  Information services revenues increased $2.3 million, or 2.5%, on gains at Dow Jones Indexes/Ventures and Dow Jones Newswires/FIS, which were partially offset by lower licensing revenues.  Circulation and other revenue increased $7.7 million, or 7.6%, resulting primarily from higher yielding print circulation and continued increases in the number of paid subscribers to our online products.

Operating Expenses

Operating expenses in the third quarter of 2006 increased $11.4 million, or 3%, to $398.8 million reflecting incremental costs from the Weekend Edition, which launched in September 2005, partially offset by lower administrative and depreciation expenses.  Newsprint costs increased 9.1%, driven by a 6.9% increase in newsprint prices coupled with a 2.1% increase in consumption.  The number of full-time employees was down approximately 2% to about 7,300 at September 30, 2006 as a result of our restructuring actions.

Operating Income

Operating income in the third quarter was $13.6 million (3.3% of revenues), which was 45% higher than operating income a year ago of $9.4 million (2.4% of revenues).  The improved results primarily reflected continued gains at enterprise media, a lower operating loss at consumer media and reductions in corporate overhead costs, partially offset by lower profits at the local media segment.

Non-operating Loss

Non-operating loss for the third quarter 2006 was $4.8 million compared with a non-operating loss of $1 million last year.  Our share of equity in earnings of associated companies in the third quarter 2006 was $3.3 million compared with earnings of $4.8 million in 2005.  The decrease was driven by lower results from Factiva and Vedomosti partially offset by improved results at Stoxx, Ltd.  Net interest expense increased to $7.9 million from $4.9 million in 2005 as a result of higher debt levels from the financing of the settlement payments under the contract guarantee and increased commercial paper borrowing rates.

Discontinued Operations

During the third quarter of 2006, we announced our plan to seek alternatives for certain local media newspaper businesses including cash sales and exchanges for other community newspapers.  As of September 30, 2006, we were actively marketing six properties (Danbury, CT; Oneonta, NY; Plattsburgh, NY; Santa Cruz, CA; Sunbury, PA; and Traverse City, MI) and expected to dispose of them within one year.  Accordingly, these operations were presented as discontinued operations pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Further, the results of those newspapers were excluded from our segment results for all periods presented.  As discussed earlier, on October 27, 2006, we signed a definitive agreement to sell the six community newspaper properties for $282.5 million in cash.

Based on our entering a definitive agreement to sell the six Ottaway properties and the expectation the transaction will close in 2006, we concluded that it is more likely than not that we would utilize a portion of our capital loss carryforwards, which were previously fully provided.  Accordingly we reversed $89.4 million ($1.07 per share) of the previously recorded valuation allowance to recognize the expected tax benefit.  This tax benefit has been included in net income from discontinued operations as the sales are expected to close by the end of 2006.

Results of operations for the six local media newspapers included within discontinued operations were as follows:

(in thousands)	Three Months Ended September 30
	2006	2005

Revenues	$24,318	$24,482
Operating income	$5,738	$6,449
Income before income taxes	$5,736	$6,367
Income taxes(1)	$(87,004)	$2,603
Net income(1)	$92,740	$3,764

Depreciation and amortization	$663	$596

(1) Includes an $89.4 million income tax benefit from the expected utilization of capital loss carryforwards, previously fully reserved.

Consolidated Results of Operations – Nine Months Ended September 30, 2006 and 2005:

			Increase/
(in thousands, except per share amounts)	2006	2005	(Decrease)

Revenues:
Advertising	$691,054	$634,886	8.8%
Information services	286,482	277,001	3.4
Circulation and other	320,976	303,481	5.8
Total revenues	1,298,512	1,215,368	6.8

Operating expenses	1,242,289	1,162,406	6.9

Operating income	56,223	52,962	6.2

Operating margin	4.3%	4.4%

Non-operating income (loss)	49,184	(21,358)	-

Income taxes	8,740	23,386	(62.6)

Income from discontinued operations, net of tax	98,977	10,996	-

Net income	$195,644	$19,214	-

Net income per basic share:
Continuing operations	$1.16	$.10	-
Discontinued operations	1.19	.13	-
Net income per basic share	$2.35	$.23	-

Net income per diluted share:
Continuing operations	$1.16	$.10	-
Discontinued operations	1.18	.13	-
Net income per diluted share	$2.34	$.23	-

Net Income

Net income for the first nine months of 2006 was $195.6 million, or $2.34 per diluted share, compared with 2005 net income of $19.2 million, or $.23 per share (all “per share” amounts included herein are based on reported net income and use diluted weighted-average shares outstanding).  Earnings per share for the first nine months of 2006 included certain items affecting comparisons that netted to an increase in earnings of $1.71 per share, while earnings in 2005 included certain items affecting comparisons that netted to a decrease in earnings of $.34 per share.  These items are detailed further beginning on page 35.

Revenues

Revenues for the first nine months of 2006 increased $83.1 million, or 6.8%, to $1.3 billion.  Advertising revenue increased $56.2 million, or 8.8%, primarily the result of higher advertising volume at the U.S. Journal and continued strong revenue gains at Dow Jones Online as well as solid growth at Barron’s and the international editions of the Journal.  Information services revenue grew 3.4%, largely reflecting revenue growth at Dow Jones Newswires/FIS and Dow Jones Indexes/Ventures.  Circulation and other revenue increased $17.5 million from higher circulation revenue at the U.S. Journal and Dow Jones Online.

Operating Expenses

Operating expenses in the first nine months of 2006 increased $79.9 million, or 6.9%, to $1.2 billion, primarily reflecting increased costs related to the Weekend Edition of the Journal, higher employee severance related to restructuring activities, and higher marketing, delivery and newsprint costs, partially offset by lower administrative costs.  Newsprint costs increased 17%, driven by an 11% increase in newsprint prices and a 5% increase in consumption.

Operating Income

Operating income in the first nine months of 2006 was $56.2 million (4.3% of revenues), which was up 6.2% from 2005 operating income of $53 million (4.4% of revenues), as improved operating results at consumer and enterprise media more than offset the higher restructuring costs and reduced profits at the local media segment.

Non-operating Income (Loss)

Non-operating income in the first nine months of 2006 was $49.2 million compared with a non-operating loss of $21.4 million in 2005.   In the first quarter of 2006, we recorded a benefit of $62.6 million representing the excess of a contract guarantee reserve balance over the litigation settlement amount, while the first nine months of 2005 had a $35.9 million charge related to the divestiture of our international television ventures, partially offset by a $22.9 million gain on disposal of other investments (see a further explanation of these items on page 35).

Our share of equity in earnings of associated companies in 2006 was $9.8 million compared with $7.4 million last year.  The increase was driven by the elimination of losses from CNBC International and improved results at Stoxx, Ltd., partially offset by lower earnings from Vedomosti and Factiva.  Net interest expense increased in 2006 to $22 million from $13.3 million in 2005 as a result of higher debt levels from the financing of the settlement payments under the contract guarantee and increased commercial paper borrowing rates.

Discontinued Operations

Results of operations for the six local media newspapers included within discontinued operations were as follows:

(in thousands)	Nine Months Ended September 30
	2006	2005

Revenues	$71,628	$72,138
Operating income	$16,338	$18,740
Income before income taxes	$16,337	$18,631
Income taxes (1)	$(82,640)	$7,635
Net income (1)	$98,977	$10,996

Depreciation and amortization	$1,947	$1,838

(1) Includes an $89.4 million income tax benefit from the expected utilization of capital loss carryforwards, previously fully reserved.

Segment Data

As discussed earlier, during the first quarter of 2006 we established a new organizational structure pursuant to which we organize and report our business segments around our three markets:  consumer media, enterprise media, and local media (formerly known as community media).  Previously reported segment results of operations were restated to reflect these changes, which did not impact total consolidated results of operations.  We continue to report certain administrative activities under corporate.

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

As part of the reorganization of our business in the first quarter 2006, MarketWatch’s online, newsletters, television and radio content businesses were integrated into the consumer media segment, while MarketWatch Licensing Services was integrated into Dow Jones Licensing Services, a leading licensor of news, data, investment tools and other online applications to financial services firms, media companies, and corporations for use mainly on their intranets and retail Web sites.

Consumer Media – Three Months Ended September 30, 2006 and 2005:

(amounts in thousands)			Increase/
	2006	2005	(Decrease)
Revenues:
U.S. media:
Advertising	$147,217	$143,323	2.7%
Circulation and other	81,973	77,376	5.9
Total U.S. media	229,190	220,699	3.8

International media:
Advertising	10,682	8,585	24.4
Circulation and other	7,312	7,061	3.6
Total international media	17,994	15,646	15.0

Total Consumer Media:
Advertising	157,899	151,908	3.9
Circulation and other	89,285	84,437	5.7
Total	247,184	236,345	4.6

Operating expenses	265,143	256,269	3.5

Operating loss	$(17,959)	$(19,924)	(9.9)

Operating margin	(7.3)%	(8.4)%

Included in expenses:
Depreciation and amortization	$16,162	$18,222	(11.3)

Statistical information:
Advertising volume increase/(decrease)(1):
The Wall Street Journal:
General	(2.0)%	(6.1)%
Technology	(0.9)%	4.2%
Financial	9.5%	(2.4)%
Classified	1.1%	21.2%
Total	1.1%	3.6%

Barron’s	15.1%	(21.1)%

Dow Jones Online statistics:
WSJ.com paid subscriptions	788	764
Barrons.com paid subscriptions	70	n/a

Average monthly unique visitors to WSJ.com	3,539	3,881
WSJ.com average monthly page views	106,104	99,470

Average monthly unique visitors to MarketWatch.com	4,687	5,328
MarketWatch.com average monthly page views	176,637	184,562

Average monthly unique visitors to Dow Jones Online(2)	7,545	8,150
Dow Jones Online average monthly page views	286,322	284,032

(1) General, technology and financial advertising for 2005 was reclassified to conform to the current year presentation.
(2) Average monthly unique visitors to Dow Jones Online is from NielsenNetRatings and includes WSJ.com, MarketWatch.com, BigCharts.com, Barron's Online, and the Journal's other vertical websites.

Revenues

Consumer media revenues were up $10.8 million, or 4.6%, in the quarter from strong growth in both advertising and circulation for the U.S. and international editions of the Journal and at our online properties.

U.S. Media:

U.S. media advertising revenue increased $3.9 million, or 2.7%, to $147.2 million primarily due to an increase in advertising revenue at Dow Jones Online, Barron’s and the U.S. Journal, which was largely aided by the launch of the Weekend edition.  Dow Jones Online revenue grew 12% during the quarter reflected continued gains at both MarketWatch and the Online Journal.  Barron’s revenue grew 23% during the quarter primarily reflected gains in financial advertising.

At the U.S. Journal, general advertising linage, which represented a third of total U.S. Journal linage, declined 2% on lower foreign automotive, B2B and media and entertainment advertising, partially offset by higher advertising for consumer electronics and healthcare.  Technology advertising linage, which represented 18% of total U.S. Journal linage, decreased 0.9% on lower personal computer, technology services and software advertising, partially offset by higher communications, hardware and office products advertising.  Financial advertising linage, representing 18% of the total, increased 9.5% on higher insurance, wholesale and tombstone advertising, partially offset by lower retail advertising.  Classified and other advertising linage, the lowest yielding advertising category, increased 1.1% and represented 31% of total U.S. Journal linage.  Color advertising pages increased 3% and color premium revenue was up 17%.

Dow Jones Online average monthly unique visitors, as measured by NielsenNetRatings, were down while page views were up modestly.  These statistics reflect a more pronounced seasonal slow down in traffic during the summer months of July and August, which are traditionally slower months in terms of traffic to our sites.  Page view growth was also impacted by the implementation earlier this year of a new technology that refreshes portions of a web page, rather than an entire page, and therefore results in fewer new pages being viewed.  We also have relied less on third-party traffic acquisition for our sites because those users often are not as highly engaged or as demographically desirable to our advertisers.

Circulation and other revenue for U.S. media increased $4.6 million, or 5.9%, primarily as a result of higher rates and paid subscriptions to the U.S. print Journal and WSJ.com.  Subscriptions to WSJ.com, the largest paid subscription news site on the Internet, increased 3.1% over last year to 788,000 as of September 30, 2006.  Subscriptions to Barron’s Online, set up as a separate paid site in January of 2006, were 70,000.  Average circulation for the third quarter of 2006 for The Wall Street Journal was 1,728,000 compared with circulation of 1,740,000 in the third quarter of 2005.  Barron’s average circulation was 299,000 in the quarter, an increase of 4.2% from 287,000 in the third quarter of 2005.

International Media:

International media revenues increased $2.3 million, or 15%, to $18 million driven primarily by higher advertising revenue despite one less publishing day this quarter compared to last year.  Advertising revenue increased $2.1 million, or 24%, to $10.7 million on higher advertising volume and rates.  Circulation and other revenues increased $0.3 million, or 3.6%, to $7.3 million.  Combined average circulation for the international Journals was 166,000 in the third quarter of 2006, down slightly from last year.

Operating Expenses

Consumer media operating expenses in the third quarter of 2006 increased $8.9 million, or 3.5%, to $265.1 million.  The increase primarily reflected incremental costs of the Weekend Edition partially offset by lower depreciation expense.  Newsprint expense was up 11% as a result of a 6.8% increase in newsprint prices coupled with a 3.8% increase in consumption.  The number of full-time employees at September 30, 2006 decreased 2.5% compared to last September.

Operating Loss

Consumer media’s operating loss in the third quarter of 2006 was $18 million, an improvement of $2 million, or 10%, compared to an operating loss of $19.9 million last year, as increased profits at Dow Jones Online and Barron’s as well as improved results at the international editions were partially offset by initial losses from the Weekend Edition.

Consumer Media – Nine Months Ended September 30, 2006 and 2005:

(amounts in thousands)			Increase/
	2006	2005	(Decrease)
Revenues:
U.S. media:
Advertising	$512,859	$461,031	11.2%
Circulation and other	247,849	233,210	6.3
Total U.S. media	760,708	694,241	9.6

International media:
Advertising	31,866	30,722	3.7
Circulation and other	21,525	21,857	(1.5)
Total international media	53,391	52,579	1.5

Total Consumer Media:
Advertising	544,725	491,753	10.8
Circulation and other	269,374	255,067	5.6
Total	814,099	746,820	9.0

Operating expenses	814,918	760,350	7.2

Operating loss	$(819)	$(13,530)	(93.9)

Operating margin	(0.1)%	(1.8)%

Included in expenses:
Depreciation and amortization	$48,948	$54,226	(9.7)

Statistical information:
Advertising volume increase/(decrease)(1):
The Wall Street Journal:
General	6.4%	(0.6)%
Technology	2.3%	(12.2)%
Financial	10.5%	(17.2)%
Classified	15.9%	9.4%
Total	9.1%	(3.9)%

Barron’s	1.4%	(13.3)%

Dow Jones Online statistics:
WSJ.com paid subscriptions	788	764
Barrons.com paid subscriptions	70	n/a

Average monthly unique visitors to WSJ.com	3,670	3,770
WSJ.com average monthly page views	107,713	92,994

Average monthly unique visitors to MarketWatch.com	5,283	6,144
MarketWatch.com average monthly page views	196,189	189,503

Average monthly unique visitors to Dow Jones Online(2)	7,973	8,808
Dow Jones Online average monthly page views	307,983	282,497

(1) General, technology and financial advertising for 2005 was reclassified to conform to the current year presentation.
(2) Average monthly unique visitors to Dow Jones Online is from NielsenNetRatings and includes WSJ.com, MarketWatch.com, BigCharts.com, Barron's Online, and the Journal's other vertical websites.

Revenues

During the first nine months of the year, consumer media revenues grew $67.3 million, or 9%, on strong advertising and circulation revenue growth at U.S. Media.

U.S. Media:

U.S. media advertising revenue increased $51.8 million, or 11%, to $512.9 million primarily due to a 10% increase in advertising revenue at the U.S. Journal and higher online advertising.  Dow Jones Online advertising revenue was up 20% and on a pro-forma basis, including MarketWatch advertising revenues in the respective period prior to our acquisition in January 2005, its advertising revenue was up 17%.

At the U.S. Journal, general advertising linage, which represented 35% of total U.S. Journal linage, increased 6.4% on increases in B2B, luxury and travel advertising, partially offset by decreases in automotive and media advertising.  Technology advertising linage, which represented 16% of total U.S. Journal linage, increased 2.3% on gains in communications advertising, partially offset by lower advertising for personal computers, software and technology services.  Financial advertising linage, which represented 19% of total U.S. Journal linage, increased 11% primarily on higher tombstone and insurance advertising.  Classified and other advertising linage, the lowest yielding advertising category, increased 16% and represented 30% of total U.S. Journal linage.  Color advertising pages increased 16% and color premium revenue was up 27%.

Dow Jones Online average monthly unique visitors, as measured by NielsenNetRatings, were down while page views increased. These numbers reflect less reliance on third-party traffic acquisition for our sites. Our strategy continues to be one of increasing engagement and loyalty among our high quality audience. This is why we are focused on page views and page views per visitor as the key drivers of value rather than on the number of visitors alone.

Circulation and other revenue for U.S. media increased $14.6 million, or 6.3%, to $247.8 million reflecting increased revenue at online and at the print Journal.  Circulation and other revenue at Dow Jones Online increased 23% in the first nine months of 2006.

International Media:

International media revenues increased $0.8 million, or 1.5%, to $53.4 million reflecting higher advertising revenue.  Advertising revenue was up $1.1 million, or 3.7%, on higher volume.  Circulation and other revenues decreased $0.3 million, or 1.5%, to $21.5 million.

Operating Expenses

Consumer media operating expenses in the first nine months of 2006 increased $54.6 million, or 7.2%, to $814.9 million.  The increase primarily reflected incremental costs of the Weekend Edition and our Journal redesign initiative as well as higher newsprint prices partially offset by lower depreciation expense.  Newsprint expense was up 19% as a result of an 11% increase in newsprint prices coupled with a 7.2% increase in consumption.

Operating Loss

Consumer media’s operating loss in the first nine months of 2006 was $0.8 million, an improvement of $12.7 million, or 94%, compared to the operating loss of $13.5 million last year, as increased profits at Dow Jones Online and the U.S. and international Journals were partially offset by our investment spending in the Weekend Edition.

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

As part of the reorganization of our business in the first quarter of 2006, MarketWatch’s online, newsletters, television and radio content businesses were integrated into the consumer media segment, while MarketWatch Licensing Services was combined with Dow Jones Licensing Services, a leading licensor of news, data, investment tools and other online applications to financial services firms, media companies and corporations for use mainly on their intranets and retail Web sites.  Also, as discussed earlier, in October 2006 we entered into an agreement to purchase the 50% interest in Factiva that we didn’t already own from our joint venture partner, Reuters.  We expect this transaction to close by the end of the year.  The acquisition is expected to nearly double the revenue of our enterprise media segment and substantially expand its global reach.

Enterprise Media – Three Months Ended September 30, 2006 and 2005:

(amounts in thousands)	2006	2005	Increase/ (Decrease)
Revenues:
Dow Jones Newswires/FIS:
North America	$48,637	$49,050	(0.8)%
International	20,230	16,365	23.6
Total Dow Jones Newswires/FIS	68,867	65,415	5.3

Dow Jones Indexes/Ventures	19,139	15,399	24.3
Dow Jones Licensing Services	12,376	14,319	(13.6)
Total revenue	100,382	95,133	5.5

Operating expenses	73,349	70,462	4.1

Operating income	$27,033	$24,671	9.6

Operating margin	26.9%	25.9%

Included in expenses:
Depreciation and amortization	$5,102	$5,736	(11.1)

Statistical information:
Dow Jones Newswires terminals	298	297

Revenues

Enterprise media revenues increased $5.2 million, or 5.5%, to $100.4 million, driven by revenue growth at Dow Jones Indexes/Ventures and Dow Jones Newswires/FIS, partially offset by lower revenues at Dow Jones Licensing Services.

Dow Jones Newswires/FIS revenue increased $3.5 million, or 5.3%, to $68.9 million largely reflecting stronger international revenues.  The number of English-language terminals carrying Dow Jones Newswires at September 30, 2006 increased to 298,000 as an increase of 7,000 internationally was partially offset by a decline of 6,000 in North America.

Dow Jones Indexes/Ventures revenues, which include Dow Jones Indexes and Reprints/Permissions, increased $3.7 million, or 24%, to $19.1 million on higher growth primarily, related to hedge funds, Indexes’ benchmarking business and reprints, partially offset by lower revenue from derivative-based products.  The decrease in the derivative-based products reflects the discontinuance of a contract from a major client due to their loss of exclusive access to our DIAMONDS exchange-traded funds (ETF) option resulting from an adverse intellectual property ruling, which slightly reduced fees from one large client and a reduction of assets underlying our Diamonds ETF.  Dow Jones Licensing Services revenue declined $1.9 million, or 14%, to $12.4 million, reflecting client consolidation along with increased competition which is depressing pricing.

Operating Expenses

Enterprise media operating expenses increased $2.9 million, or 4.1%, to $73.3 million, primarily on higher compensation costs, partially offset by lower royalty and depreciation expenses.  The number of full-time employees at September 30, 2006 increased 3.1% as compared to last September.

Operating Income

Enterprise media operating income was $27 million (26.9% of revenues), an improvement of 9.6% compared with operating income of $24.7 million (25.9% of revenues) last year, driven primarily by strong growth at Dow Jones Newswires/FIS and Dow Jones Indexes/Ventures.

Enterprise Media – Nine Months Ended September 30, 2006 and 2005:

(amounts in thousands)	2006	2005	Increase/ (Decrease)
Revenues:
Dow Jones Newswires/FIS:
North America	$143,442	$141,920	1.1%
International	58,247	50,506	15.3
Total Dow Jones Newswires/FIS	201,689	192,426	4.8

Dow Jones Indexes/Ventures	54,470	48,521	12.3
Dow Jones Licensing Services	39,269	41,529	(5.4)
Total revenue	295,428	282,476	4.6

Operating expenses	218,549	213,181	2.5

Operating income	$76,879	$69,295	10.9

Operating margin	26.0%	24.5%

Included in expenses:
Depreciation and amortization	$15,927	$17,097	(6.8)

Revenues

Enterprise media revenues increased $13 million, or 4.6%, to $295.4 million, driven by revenue growth at Dow Jones Newswires/FIS and Dow Jones Indexes/Ventures, partially offset by lower revenues at Dow Jones Licensing Services.

Dow Jones Newswires/FIS revenue increased $9.3 million, or 4.8%, to $201.7 million.  Revenues internationally and in North America increased $7.7 million and $1.5 million, respectively, primarily driven by gains in wholesale and conference revenue.

Dow Jones Indexes/Ventures revenues increased $5.9 million, or 12%, to $54.5 million, driven by growth in the reprints business as well as exchange-traded funds indexes and commodities, partially offset by lower revenue from derivative-based exchanges.  Dow Jones Licensing Services revenue decreased $2.3 million, or 5.4%, to $39.3 million due to the impact of online brokerage customer consolidation.  On a pro forma basis, including MarketWatch Licensing Services revenues in the respective period prior to our acquisition in January 2005, Dow Jones Licensing Services revenue declined approximately 11%.

Operating Expenses

Enterprise media operating expenses in the first nine months of 2006 increased $5.4 million, or 2.5%, to $218.5 million, primarily from higher compensation costs which were partially offset by lower administrative and depreciation expenses.

Operating Income

Enterprise media operating income in the first nine months of 2006 was $76.9 million (26% of revenues), an improvement of 11% compared with operating income of $69.3 million (24.5% of revenues) last year, driven primarily by increased profits at Dow Jones Newswires/FIS and Dow Jones Indexes/Ventures, partially offset by lower profits at Dow Jones Licensing Services.

Local Media

Local media, formerly known as community media, includes the operations of Ottaway Newspapers, which publishes daily newspapers, weekly newspapers and “shoppers” in the U.S.

During the third quarter of 2006, we announced our plan to seek alternatives for certain local media newspaper businesses including cash sales and exchanges for other community newspapers.  As of September 30, 2006, we were actively marketing six properties (Danbury, CT; Oneonta, NY; Plattsburgh, NY; Santa Cruz, CA; Sunbury, PA; and Traverse City, MI) and expected to dispose of them within one year.  Accordingly, these operations were presented as discontinued operations pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Further, the results of those newspapers were excluded from our segment results for all periods presented.  As discussed earlier, on October 27, 2006, we signed a definitive agreement to sell the six community newspaper properties for $282.5 million in cash.

 Local Media – Three Months Ended September 30, 2006 and 2005:

(amounts in thousands)			Increase/
	2006	2005	(Decrease)
Revenues:
Advertising	$49,146	$49,711	(1.1)%
Circulation and other	15,710	15,565	0.9
Total revenue	64,856	65,276	(0.6)

Operating expenses	50,737	48,800	4.0

Operating income	$14,119	$16,476	(14.3)

Operating margin	21.8%	25.2%

Included in expenses:
Depreciation and amortization	$2,783	$2,547	9.3

Statistical information:
Advertising volume decrease	(7.7)%	(0.8)%

Revenues

Local media revenue was down $0.4 million, or 0.6%, to $64.9 million in the third quarter of 2006.  Advertising revenue was down $0.6 million, or 1.1%, to $49.1 million due to a 7.7% advertising linage decrease which more than offset continued strong online advertising (up 67%).  The linage results reflected weaker display and auto advertising.  Circulation and other revenue was $0.1 million, or 0.9%, higher than last year.  Average daily circulation was approximately 283,000 in the third quarter of 2006 compared with 289,000 in 2005.

Operating Expenses

Local media operating expenses increased $1.9 million, or 4%, to $50.7 million, primarily as a result of higher employee pension costs as well as higher marketing and depreciation costs.  Newsprint expense increased 1.7% as a result of a 7.6% increase in newsprint prices, partially offset by a 5.5% decline in consumption for the quarter.  The number of full-time employees in the local media segment was down approximately 3% from a year ago.

Operating Income

Operating income in the third quarter of 2006 was $14.1 million (21.8% of revenues), a decline of 14.3% compared with operating income last year of $16.5 million (25.2% of revenues).

Local Media – Nine Months Ended September 30, 2006 and 2005:

(amounts in thousands)			Increase/
	2006	2005	(Decrease)
Revenues:
Advertising	$144,016	$141,547	1.7%
Circulation and other	44,969	44,525	1.0
Total revenue	188,985	186,072	1.6

Operating expenses	153,549	145,954	5.2

Operating income	$35,436	$40,118	(11.7)

Operating margin	18.8%	21.6%

Included in expenses:
Depreciation and amortization	$8,178	$7,325	11.6

Statistical information:
Advertising volume decrease	(6.7)%	(1.5)%

Revenues

Local media revenue was up $2.9 million, or 1.6%, to $189 million in the first nine months of 2006 on higher advertising revenue as a 52% increase in online advertising and increased ad rates exceeded the impact of the 6.7% decline in advertising linage.  The linage decline reflected weakness in auto and display advertising, partially offset by gains in real estate advertising.  Circulation and other revenue increased $0.4 million, or 1%, to $45 million.

Operating Expenses

Local media operating expenses increased $7.6 million, or 5.2%, to $153.5 million, as a result of higher expenses related to employee pensions and compensation, marketing and newsprint.  Newsprint expense increased 4.5% as a result of a 10% increase in newsprint prices, which was partially offset by a 5.4% decline in consumption.

Operating Income

Operating income in the first nine months of 2006 was $35.4 million (18.8% of revenues), a decline of $4.7 million, or 12%, compared with operating income last year of $40.1 million (21.6% of revenues).

Certain Items Affecting Comparisons

The following tables summarize certain items affecting comparisons for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30
(in millions, except	2006			2005
per share amounts)	Operating	Net	EPS	Operating	Net	EPS

Included in non-operating income:
Contract guarantee (a)					$(0.9)	$(.01)
Included in income taxes:
Certain income tax matters (b)		$7.6	$.09		1.1	.01
Capital loss carryforward (c)		89.4	1.07
Total		$97.0	$1.16		$.02	$-

	Nine Months Ended September 30
(in millions, except	2006			2005
per share amounts)	Operating	Net	EPS	Operating	Net	EPS

Included in operating income:
Restructuring and other items, net (d)	$(27.7)	$(16.6)	$(.20)	$(11.4)	$(6.9)	$(.08)
Included in non-operating income:
Contract guarantee (a)		62.6	.75		(3.3)	(.04)
Gain on disposition of
investments (e)					17.7	.21
Write-down of equity investments (f)					(36.7)	(.44)
Included in income taxes:
Certain income tax matters (b)		7.6	.09		1.1	.01
Capital loss carryforward (c)		89.4	1.07
Total	$(27.7)	$143.0	$1.71	$(11.4)	$(28.1)	$(.34)

(a) Contract guarantee:

On March 13, 2006, we entered into a definitive settlement agreement to conclude all litigation relating to our obligations under a contract guarantee issued in 1995 to Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC).  Pursuant to the settlement agreement, we agreed to pay an aggregate of $202 million to Cantor and MDC, which was below the $265 million contractual obligation that we had previously accrued.  Accordingly, we recorded a benefit in the first quarter of 2006 of $62.6 million.  For tax purposes, the settlement payment was treated as a capital loss which we could carry forward for five years as an offset to future capital gains.

In the first quarter of 2006, we paid $200 million of the settlement amount, while the remaining $2 million was paid in the second quarter of 2006.  We financed the payments with commercial paper.  Additionally, on March 27, 2006, we entered into a $250 million 18-month credit agreement to support this increased balance of commercial paper outstanding.

(b) Certain income tax matters:

In the third quarter of 2006, we recorded a tax benefit of $7.2 million and related interest income of $0.4 million as a result of favorable resolution of certain state and federal tax matters.  Income tax expense in the third quarter of 2005 included a tax benefit of $1.1 million also as a result of a favorable resolution of tax matters.

(c) Capital loss carryforward:

Based on our entering a definitive agreement to sell the six Ottaway properties and the expectation the transaction will close in 2006, we concluded that it is more likely than not that we would utilize a portion of our capital loss carryforwards, which were previously fully provided.  Accordingly, we reversed $89.4 million ($1.07 per share) of the previously recorded valuation allowance to recognize the expected tax benefit.  This tax benefit has been included in net income from discontinued operations as the sales are expected to close by the end of 2006.

(d) Restructuring and other items, net:

2006

During the second quarter of 2006, we recorded a net charge of $6.8 million, reflecting a restructuring charge of $9.9 million ($6 million, net of taxes), partially offset by a gain of $3.1 million ($1.9 million, net of taxes) on the sale of certain fixed assets.  The restructuring primarily reflected the elimination of certain positions in technology, circulation and administrative support in favor of outsource vendors.  In total, approximately 250 full-time and 500 part-time employees were affected.

During the first quarter of 2006, we recorded a charge of $20.9 million ($12.5 million, net of taxes) related to the reorganization of our business.  The charge primarily reflected employee severance related to the elimination of certain senior level positions, as well as additional workforce reductions at other areas of the business identified as part of the reorganization during the first quarter.  In total, approximately 65 full-time employees were affected.

2005

In the second quarter of 2005, we recorded a restructuring charge of $11.4 million ($6.9 million, net of taxes) primarily reflecting employee severance related to a workforce reduction of about 120 full-time employees.  Most of the charge related to our efforts to reposition our international print and online operations but also included staff reductions at other parts of the business.

Restructuring and other items are not included in segment expenses, as management evaluates segment results exclusive of these items.  For information purposes, the restructuring and other items allocable to each segment and corporate were as follows:

(in thousands)	Nine Months Ended September 30
	2006	2005

Consumer media	$19,313	$8,856
Enterprise media	5,072	1,698
Local media	(1,358)	-
Corporate	4,645	813
Total	$27,672	$11,367

(e) Gain on disposition of investments:

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

(f) Write-down of investments:

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

Income Taxes

The following table presents the effective income tax rates from continuing operations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Effective income tax rate	(43.7)%	24.0%	8.3%	74.0%
Effective income tax rate, excluding
items identified in table below	39.4%	33.7%	38.5%	38.5%

The effective tax rates were affected by certain capital loss transactions, which are detailed below.  All amounts presented below exclude discontinued operations as discussed in Note 2.

	Three Months Ended September 30
(dollars in millions)	2006			2005
	Income Taxes (2)	Pretax Income	Effective Tax Rate (1)	Income Taxes (2)	Pretax Income (2)	Effective Tax Rate (1)

Reported	$(3.8)	$8.8	(43.7)%	$2.0	$8.4	24.0%
Adjusted to remove:
Contract guarantee					(0.9)
Certain income tax matters	(7.2)	0.4		(1.1)
Adjusted	$3.3	$8.4	39.4%	$3.2	$9.4	33.7%

	Nine Months Ended September 30
(dollars in millions)	2006			2005
	Income Taxes	Pretax Income (2)	Effective Tax Rate (1)	Income Taxes (2)	Pretax Income	Effective Tax Rate (1)

Reported	$8.7	$105.4	8.3%	$23.4	$31.6	74.0%
Adjusted to remove:
Restructuring and other items, net	(11.1)	(27.7)		(4.4)	(11.4)
Contract guarantee		62.6			(3.3)
Gain on disposition of
investments				5.2	22.9
Write-down of equity investments				0.8	(35.9)
Certain income tax matters	(7.2)	0.4		(1.1)
Adjusted	$27.0	$70.0	38.5%	$22.8	$59.3	38.5%

(1) The product of the individual amounts may not equal calculated rate due to rounding.
(2) The sum of the individual amounts does not equal total due to rounding.

Capital Loss Carryforward Valuation Allowance

Based on our entering a definitive agreement on October 27, 2006 to sell the six Ottaway properties and the expectation the transaction will close in 2006, we concluded that it is more likely than not that we would utilize a portion of our capital loss carryforwards, which were previously fully provided.  Accordingly we reversed $89.4 million of the previously recorded valuation allowance to recognize the expected tax benefit.

As of September 30, 2006, we had available capital loss carryforwards of about $385 million (a deferred tax asset of about $145 million, of which $55 million is reserved with a valuation allowance).  Approximately $366 million of this loss carryforward is recognized for tax purposes, with $155 million due to expire by the end of 2006, $9 million due to expire in 2010 and $202 million, which was incurred for tax purposes this year, due to expire in 2011.  We believe we will be able to utilize approximately $250 million of the capital loss carryforward to offset capital gains on the Ottaway paper sales.  We expect the resulting capital gain from the sale of the six Ottaway papers to be first offset by the $202 million of capital losses incurred this year, with the remaining capital gain to offset carryforwards due to expire this year.

Tax Contingencies

We exercise judgment in assessing the likely outcome of contingencies including those related to tax matters.  Provisions made in the financial statements reflect management’s judgment based on information available at the time.  Judicial or governmental bodies largely determine the outcome of these matters.  The ultimate resolution of these matters, either through determinations by these bodies or other means, could be materially different from that assumed by us in making our provisions and related disclosures.  At the time that these contingencies are resolved by tax examination, changes in tax law or the expiration of the statute of limitations, we adjust our tax accounts accordingly.

In the fourth quarter of 2006, we expect to record additional tax benefits of approximately $10 to $12 million as a result of the favorable resolution of certain federal and state tax matters due to changes in tax law and the expiration of certain statutes of limitation.

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

Our liquidity requirements may be funded, if necessary, through the issuance of commercial paper, bank loans, debt or equity securities.  Debt outstanding at September 30, 2006 was $668.9 million, compared with total debt outstanding at December 31, 2005 of $472.4 million.  The increase in debt as of September 30, 2006 reflected additional borrowings incurred to finance our litigation settlement with Cantor Fitzgerald and Market Data Corp. in addition to the timing of our annual pension and incentive compensation payments.  Debt outstanding at September 30, 2006 consisted of 3-year bonds totaling $225 million and commercial paper of $443.9 million with various maturities of less than a year.  It is currently our intent to manage our commercial paper borrowings as short-term obligations.

Certain local media newspaper businesses are presented as discontinued operations, as discussed in Note 2.  In our statement of cash flows, the cash flows related to discontinued operations are separately identified within each of the three categories, as applicable.  We do not expect the absence of cash flows from discontinued operations to materially affect our future liquidity and capital resources.  As discussed earlier, we expect to generate $268 million in after-tax proceeds from the sale of these papers, which will be used to finance the Factiva acquisition and pay down short-term debt.

As of September 30, 2006, we have available credit agreements totaling $735 million: $185 million through June 23, 2011, which replaced the $140 million credit agreement that expired on June 24, 2006; $300 million through June 21, 2009 under our multiyear revolving credit agreements with several banks; and, $250 million through September 27, 2007 under our 18-month credit agreement.

The revolving credit agreements and the 18-month credit agreement contain restrictive covenants, including a limitation on the ratio of consolidated indebtedness to consolidated cash flow of 3.5x.  The 18-month credit agreement also contains a restrictive covenant with a requirement to maintain a minimum ratio of consolidated cash flow to consolidated interest expense.  At September 30, 2006, we were in compliance with respect to both of these restrictive covenants then in effect, with the leverage ratio equaling 2.8x.

Borrowings under the revolving credit agreements may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, our certificate of deposit rate or the federal funds rate.  A quarterly fee is payable on the commitments which we may terminate or reduce at any time.  The quarterly fee, which is dependent on our debt rating issued by S&P and Moody's, ranges from .08% to .16%.  As of September 30, 2006 and December 31, 2005, no amounts were borrowed under the revolving credit lines or the 18-month credit agreement.

On November 2, 2006, we amended our $250 million 18-month credit agreement to reduce the applicable fees; reduce the loan commitment to $175 million; require us to further reduce the loan commitment with the net cash proceeds of an asset sale; and, eliminate the ratio of consolidated cash flow to consolidated interest expense covenant.

Credit Ratings

On October 31, 2006, Fitch Ratings (Fitch), a credit ratings agency, downgraded by one notch our senior unsecured debt rating to BBB+ and removed the negative rating watch placed on us on March 14, 2006 due to the litigation settlement with Cantor and MDC.  Concurrently, Fitch affirmed our commercial-paper ratings but put the rating outlook to negative, citing general pressure faced by traditional advertising-based media as well as integration and execution risk associated with various of our initiatives including the web width reduction, color capacity expansion, outsourcing initiatives and the Factiva acquisition.  In the first quarter of 2006, Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), two other credit ratings agencies, lowered our long-term credit rating one notch after the settlement of litigation with Cantor and MDC.

Our credit ratings are listed below:

Credit Ratings
	Long Term	Short Term
Standard & Poor’s(a)	BBB+	A-2
Moody’s(b)	Baa1	P-2
Fitch(c)	BBB+	F2

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

Cash Flow Summary

For the nine months ended September 30, 2006 and 2005:

(in millions)	2006	2005
Net cash (used in) provided by operating activities	$(88.5)	$109.8
Net cash used in investing activities	(47.2)	(438.2)
Net cash provided by financing activities	140.1	326.7
Effect of currency exchange rate changes on cash	(0.1)	2.1

Increase in cash and cash equivalents	4.3	0.4
Cash and cash equivalents at beginning of year	10.6	17.2
Cash and cash equivalents at September 30	$15.0 *	$17.7	*

*The sum of the individual amounts does not equal total due to rounding.

Cash flow from discontinued operations, which is included in the summary above, was as follows:

(in millions)	2006	2005
Net cash provided by operating activities of discontinued operations	$12.1	$13.1
Net cash used in investing activities of discontinued operations	(1.6)	(1.4)

Operating Activities

Net cash used in operating activities for the first nine months of 2006 was $88.5 million, which was down $198.3 million as compared to net cash provided by operations of $109.8 million in the same period last year.  The decline reflected the $202 million contract guarantee settlement payments as well as higher interest costs, partially offset by increases in cash as a result of changes in working capital.

Investing Activities

Net cash used in investing activities was $47.2 million, primarily reflecting capital expenditures of $55.3 million, partially offset by proceeds from the sale of certain fixed assets.  Net cash used in investing activities was $438.2 million in the first nine months of 2005, primarily as a result of the January 21, 2005 acquisition of MarketWatch.

Financing Activities

Net cash provided by financing activities was $140.1 million through September 2006, reflecting a net increase in commercial paper borrowings of $196.4 million, principally used to finance the contract guarantee settlement payments.  Cash outlays in the first nine months of 2006 included the payment of $62.4 million in dividends to shareholders.

Net cash provided by financing activities for the first nine months of 2005 was $326.7 million, reflecting financing related to the MarketWatch acquisition partially offset by the payment of $61.9 million in dividends to shareholders.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements, such as those including the words "believe," "expect," "intend," "estimate," "anticipate," "will," “plan,” "outlook," "guidance," "forecast" and similar expressions, that involve risks and uncertainties that could cause actual results to differ materially from those anticipated including such risk factors as are included in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2006, Item 1A of our quarterly report on Form 10-Q for the quarter ended June 30, 2006, and Item 1A of this Form 10-Q; as well as risks relating to the contemplated Factiva acquisition as follows: the risk that the conditions to the acquisition are not met and the acquisition is not consummated; the possibility that the closing of the transaction is delayed and the potential adverse effect of such delay on Factiva's business and on our enterprise media group; if the acquisition is consummated, our ability to successfully integrate the acquired business into our enterprise media group, and to achieve production and operational efficiencies and synergies in doing so; the risk that we will not realize expected opportunities to enhance its other products and services resulting from the acquisition of Factiva; changes in demand affecting Factiva's business; the competition Factiva's business faces from other news and information companies; the negative impact of business consolidations and layoffs in the industries to which Factiva sells its products on sales of Factiva's products; the risk that certain key employees may choose to leave in connection with the transaction; the risk that the contemplated sales of the Ottaway newspapers may not be consummated or may be delayed and that we may need to pursue alternative means of financing the acquisition; additional risks relating to the Ottaway disposition, including the risk that we will not be able reduce debt and to utilize our capital loss carryforwards from the proceeds thereof; and such risks as may be included from time to time in our reports filed with the Securities and Exchange Commission and posted in the Investor Relations section of our web site (www.dowjones.com).  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

As of September 30, 2006 and December 31, 2005 we entered into foreign currency exchange forward contracts to exchange U.S. dollars for the following foreign currencies:

	2006		2005
(in millions)	Foreign Currency	U.S. Dollar	Foreign Currency	U.S. Dollar

Euro	4.6	5.7	9.1	10.9
British Pound	5.7	10.6	7.4	12.9
Hong Kong Dollar	20.6	2.7	5.2	0.7
Singapore Dollar	2.4	1.5	-	-
Japanese Yen	187.3	1.6	112.6	1.0

The fair value of the contracts as of September 30, 2006 and December 31, 2005 was insignificant .

We also enter into foreign currency exchange forward contracts to limit the cash flow and earnings volatility that results from remeasuring certain foreign currency payables at prevailing exchange rates.  The unrealized gains or losses of these forward contracts are recognized in Other, net in the income statement.  The forward contract acts as an economic hedge by increasing in value when the underlying foreign currency payable decreases in value and conversely decreasing in value when the underlying foreign currency payable increases.  As of September 30, 2006, we had forward currency exchange contracts outstanding to exchange 11.5 million British Pounds for $21.9 million, which are due to expire in the fourth quarter of 2006.  As of December 31, 2005, we had forward currency exchange contracts outstanding to exchange 10 million British Pounds for $17.2 million, which expired in the first quarter of 2006.

Interest Rate Risk

Our commercial paper outstanding of $443.9 million at September 30, 2006 is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates.  At September 30, 2006, interest rates outstanding ranged from 5.30% to 5.43%, with a weighted-average of 5.33%.  At September 30, 2006 we had $225 million of fixed rate bonds outstanding, which mature in February 2008.  A change in the market interest rate impacts the fair value of the instrument but has no impact on earnings or cash flows.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three-month period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Recent Developments

On November 2, 2006, the International Securities Exchange, LLC (ISE) filed a lawsuit against us in the United States District Court for the Southern District of New York seeking a declaratory judgment that no license from us is needed to list options on the Dow Jones Industrial Average.  The action also names The McGraw-Hill Companies, Inc. as a defendant, and seeks a similar declaration as to options on the S&P 500 index.  We believe that we have strong defenses to the action and that we have the right to require anyone seeking to list derivatives based on our proprietary indexes, including the Dow Jones Industrial Average, to obtain a license from us.  Were ISE to prevail on its claims, it could have a material impact on our index licensing business.

Item 1A.	Risk Factors.

We are exposed to certain risk factors that may affect operations.  The significant factors known to us are described in Item 1A of our Form 10-K for the year ended December 31, 2005, Item 1A of our Forms 10-Q for the quarter ended March 31, 2006 and for the quarter ended June 30, 2006.  There have been no material changes from the risk factors as previously disclosed in that Form 10-K and those Forms 10-Q, except that the risk factors under the headings "Acquisition", “Intellectual Property” and “Credit Ratings” have been updated.  The three risk factors are set forth below in their entirety:

“Acquisitions.

From time to time, we seek out strategically and financially attractive acquisition opportunities.  Such acquisitions will affect our costs, revenues, profitability and financial position.  Acquisitions involve risks and uncertainties, including, before closing, the risk that the conditions to the acquisition are not met and the acquisition is not consummated, and the possibility that the closing is delayed and the potential adverse effect of such delay on the acquired business and on our business unit into which the acquired business will be integrated; and after closing, difficulties in integrating acquired operations and in realizing expected opportunities, diversions of management resources and loss of key employees, challenges with respect to operating new businesses, debt incurred in financing such acquisitions (including the related possible reduction in our credit ratings and increase in our cost of borrowing); and other unanticipated problems and liabilities.”

“Intellectual Property.

We rely on a combination of trademarks, trade names, copyrights, and other proprietary rights, as well as contractual arrangements, including licenses, to establish and protect our intellectual property and brand names. We believe our proprietary trademarks and other intellectual property rights are important to our continued success and our competitive position.

Dow Jones Indexes licenses, sometimes exclusively, our proprietary indexes and trademarks to exchanges and financial institutions for use as the basis of financial products. For example, Dow Jones has licensed the Dow Jones Industrial Average index and related trademarks for use as the basis of the DIAMONDS ETF. Dow Jones had also licensed the Dow Jones Industrial Average index and related trademarks for use as the basis of exchange-traded options on the DIAMONDS ETF, but in June 2006 the United States Court of Appeals for the Second Circuit held that no license is needed to issue or trade options on ETFs. The Second Circuit expressly limited its decision to derivative products on ETFs, and we no longer license this specific product.  On November 2, 2006, a lawsuit was filed against us in the United States District Court for the Southern District of New York seeking a declaratory judgment that we do not have the right to require anyone seeking to list derivatives based on our proprietary indexes, including the Dow Jones Industrial Average, to obtain a license from us.  If this challenge to the index provider’s intellectual property rights is successful, our ability to license our index-related property for certain uses may be impaired and our revenues related to such licensing activities could be further negatively impacted."

“Credit Ratings.

On October 31, 2006, Fitch Ratings (Fitch), a credit ratings agency, downgraded by one notch our senior unsecured debt rating to BBB+ and removed the negative rating watch placed us on March 14, 2006 due to the litigation settlement with Cantor and MDC. Concurrently, Fitch affirmed our commercial-paper ratings but put the rating outlook to negative, citing general pressure faced by traditional advertising-based media as well as integration and execution risk associated with various of our initiatives including the web width reduction, color capacity expansion, outsourcing initiatives and the Factiva acquisition. In the first quarter of 2006, Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), two other credit ratings agencies, lowered our long-term credit rating one notch after the settlement of litigation with Cantor and MDC.

If our credit ratings were reduced below investment-grade, our borrowing costs would increase and our access to the debt markets might be adversely affected. Our ability to use debt to fund major new acquisitions or capital intensive internal initiatives will be limited to the extent we wish to maintain investment-grade credit ratings for its debt and by the terms of its debt instruments.”

Our complete risk factors, including the changes noted above are available for review on the Investor Relations section of our Web site at www.dowjones.com.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, our Board of Directors authorized the repurchase of $800 million of our common stock and in September 2000 authorized the repurchase of an additional $500 million of our common stock.  As of September 30, 2006, approximately $326.4 million remained under board authorization for share repurchases.  We have not repurchased any shares of our common stock since the first quarter of 2003.

Item 6.	Exhibits.

Exhibit Number	Document
10.1

Share Purchase Agreement, dated as of October 17, 2006, among Reuters Limited, Reuters JV Switzerland, Sarl, Dow Jones & Company, Inc., DJBI, LLC, and Dow Jones Reuters Business Interactive LLC, is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K filed on October 24, 2006.

10.2

Unit Purchase Agreement, dated as of October 17, 2006, among Reuters Holdings Limited, Reuters Limited, Reuters JV Switzerland, Sarl, Dow Jones & Company, Inc., DJBI, LLC, Dow Jones Reuters Business Interactive LLC, and Dow Jones Reuters Business Interactive Ltd., is hereby incorporated by reference to Exhibit 99.2 to its Form 8-K filed on October 24, 2006.

10.3

Formation and Contribution Agreement, dated as of October 17, 2006, among Dow Jones Reuters Business Interactive LLC, Reuters Limited, Reuters JV Switzerland SARL, Dow Jones & Company, Inc., and DJBI, LLC, is hereby incorporated by reference to Exhibit 99.3 to its Form 8-K filed on October 24, 2006.

10.4

Agreement of Purchase and Sale, dated as of October 27, 2006, among The Santa Cruz Sentinel, Inc., The Traverse City Record-Eagle, Inc., Ottaway Newspapers of Pennsylvania, L.P., Ottaway Newspapers, Inc., The Mail Tribune, Inc., and Community Newspaper Group, LLC and Community Newspaper Holdings, Inc. is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K filed on October 30, 2006.

10.5

First Amendment dated November 2, 2006 to the Company’s $250,000,000 18-Month Credit Agreement, dated March 27, 2006 among Dow Jones & Company, Inc., as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent ,  is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K filed on November 2, 2006.

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

DOW JONES & COMPANY, INC.
(Registrant)

Date:	November 3, 2006	By:	/s/ Robert Perrine
Robert Perrine
Chief Accounting Officer and Controller