Form 10-K
period 2006-12-31
DOW JONES & CO INC
filed 2007-03-01
CIK 29924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes  ❑    No  ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,064,800,000 based on the closing price for our common stock on the New York Exchange on such date.  The number of shares outstanding of each of the registrant’s classes of common stock on January 31, 2007 was: 63,681,069 shares of Common Stock and 20,081,527 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held April 18, 2007, is incorporated by reference in Part III to the extent described therein.

PART I

ITEM 1.	BUSINESS.

We are a provider of global business and financial news, information and insight through multiple channels of media.  In addition to The Wall Street Journal and its international and online editions, we publish the print and online editions of Barron’s, Dow Jones Newswires, Dow Jones Indexes and MarketWatch.com.  We also provide news and information of general interest to local communities throughout the U.S. through our Ottaway group of local media, formerly known as community media.  We are co-owner with Hearst of SmartMoney and we also provide news content to CNBC television operations and radio stations in the U.S.

We make available all of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports free of charge through our Internet Web site at www.dowjones.com.  These reports are also available on the Securities and Exchange Commission's Internet Web site at www.sec.gov.

Significant developments in our business in 2006

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

On December 15, 2006, we acquired the remaining 50% interest of Dow Jones Reuters Business Interactive LLC (Factiva) from our joint venture partner, Reuters Group Plc. (Reuters) that we did not already own, for a purchase price at closing of approximately $174.9 million, including estimated working capital adjustments and direct third-party transaction costs.  Factiva is the leading provider of global business content, research products and services to global enterprises mainly in the finance, corporate, professional services and government sectors and has more than 1.6 million paying subscribers.  We are integrating Factiva with the complementary offerings in the enterprise media segment.

On December 5, 2006, we completed the sale of the non-real estate assets of six local media newspapers, which generated cash proceeds of about $280 million.  The proceeds from the sales were used to finance the Factiva acquisition as well as pay down debt.

Over the three years ended December 31, 2006, after adjusting for the local media discontinued operations, approximately 63%, 22% and 15% of our revenues were derived from the consumer media, enterprise media and local media segments, respectively.  We expect the combined effect of the Factiva acquisition and local media newspaper sales will reduce our reliance on traditional print revenue from about 70% in 2006 to less than 60% in 2007.

EMPLOYEES

At December 31, 2006, we employed 7,400 full-time employees compared with 6,900 full-time employees at December 31, 2005 and 6,500 at December 31, 2004.  The increase in full-time employees in 2006 and 2005 was largely the result of the acquisitions of Factiva and MarketWatch, respectively.

CONSUMER MEDIA

Consumer media comprises primarily The Wall Street Journal franchise (including domestic and international print, online, television and radio); and the relatively smaller Barron’s (including print, online and conferences) and MarketWatch franchises (including online, newsletters, television and radio).  The consumer media segment is an integrated business that offers business and financial information content to the consumer market around the globe.  It sells this content to gain readership and ultimately to earn revenue from advertisers and those readers.  Consumer media is largely dependent on the operating performance of The Wall Street Journal, which, in turn, is dependent, to a significant extent, on the business-to-business (B2B) and business-to-consumer (B2C) advertising attracted by the distinctive demographic profile of The Wall Street Journal audience.  We manage consumer media as one segment as their products largely comprise the global WSJ brand, and its sales, newsgathering and most production efforts are centralized and shared across the different editions and our various offerings in the segment are highly integrated.

U.S. Media

The Wall Street Journal

The Wall Street Journal, our flagship publication, is one of the country’s largest daily national newspapers with average print circulation of 1,733,000 in 2006.  The Journal’s three major national editions are printed at 17 printing plants located throughout the U.S.  The Journal also sells regional advertising in 18 regional editions.

In January 2007, we launched a redesigned U.S. print Journal with innovative design and content enhancements, which were made better to serve existing readers and attract new ones.  These improvements included changes to the Journal's organization, navigation and content—as well as stronger links to WSJ.com—designed to make accessing Journal content faster and more convenient for readers.  Some of these enhancements were introduced during 2006, and culminated in January 2007 with a redesign of the Journal and reformatting to a more industry-standard 48-inch web width from its prior 60-inch web width.

In addition to its business coverage, the Journal also covers the “business of life” with its Personal Journal section which launched in 2002 and runs every Tuesday, Wednesday and Thursday, its Weekend Journal section, which runs every Friday and includes pages devoted to travel, wine, sports, shopping, residential real estate and the arts.  In September 2005, we launched a Weekend Edition on Saturdays.  The Weekend Edition is delivered to readers at home on the weekend, enabling advertisers to reach readers in the right place at the right time, which is highly conducive to influencing their consumer spending decisions.  In addition, in September 2006, we began offering advertisers the opportunity to reach the Journal’s audience with a front-page advertisement.  The Journal also publishes special reports at various times of the year on topics such as technology, personal finance and executive compensation, e-commerce and health and medicine, as well as demographically targeted sections devoted to subjects of retirement and small business.

The Journal production process employs electronic pagination and satellite transmission of page images to outlying printing plants to enable early delivery of fresher content to the majority of our readers.  The Wall Street Journal is delivered principally in three ways: approximately 116,000 copies of The Wall Street Journal are sold at newsstands; home and office subscription deliveries through third-party contractors; and the balance of home and office deliveries are made by second class postal service.  The Wall Street Journal has an overall daily print capacity of 96 pages, including 24 pages of color.  In October 2006, we announced a $30 million two-year project to expand our color printing capacity by 17% to 168 pages per week to meet the growth in color demand that we are projecting.

Dow Jones Online

WSJ.com, introduced in 1996, is the largest paid subscription news site on the Internet and offers continuously updated coverage of business news both in the U.S. and abroad.  WSJ.com content comprises the global resources of The Wall Street Journal and Dow Jones Newswires as well as some of its own journalists.  In addition to continuously updated exclusive real-time news and scoops, subscribers have access to the full text of each day’s global editions of the Journal, approximately 50,000 in-depth company background reports, an archive of Journal and Dow Jones news articles, and personalized news, fund and stock portfolios.  WSJ.com had 811,000 subscribers at the end of 2006.

On January 21, 2005, we completed the acquisition of MarketWatch, which is a leading provider of business, company and markets news, financial information and analytical tools.  It also operates two award-winning Web sites: MarketWatch.com and BigCharts.com.  These free, advertising-supported Web sites served approximately five million unique visitors per month with timely market news and information.  MarketWatch’s online, newsletters, television and radio content businesses were integrated into the consumer media segment, while MarketWatch Licensing Services was integrated into Dow Jones Licensing Services, a part of the enterprise media segment.

We believe that the MarketWatch acquisition complements the Dow Jones Online Network (which includes WSJ.com and its family of free Web sites, Opinion Journal, Career Journal, Real Estate Journal, Start Up Journal and College Journal as well as the paid Barron’s Online Web site) which provides premium business news to about three million unique visitors per month.  By combining the traffic of the Wall Street Journal Online network and MarketWatch into the Dow Jones Online Network, our Web sites averaged approximately eight million unduplicated unique visitors per month during 2006.

Barron’s

Barron’s, the Dow Jones business and financial weekly, is a weekly magazine with average circulation in 2006 of about 309,000 that caters to financial professionals, individual investors and others interested in financial markets.  Barron’s is printed in all of the Journal’s 17 printing plants.  It is delivered by second-class postal service and through third party delivery services with about 52,000 newsstand copies sold each week.  In January 2006, we relaunched Barron’s Online, which previously had been included as part of WSJ.com, as a fully stand-alone subscription product.  As of December 31, 2006, Barrons.com had more than 73,000 subscribers.

Other editions of the Journal

The Wall Street Journal Classroom Edition is published nine times during the school year and is read by an estimated 700,000 students every month during the academic year in more than 5,000 middle school and high school classrooms throughout the U.S.  Individuals, organizations and corporations sponsor more than one-third of all subscriptions and schools sponsor the remainder.  The Wall Street Journal Campus Edition is included in college newspapers throughout the U.S. and includes the week’s top business news and feature stories.

The Journal reaches additional readers through The Wall Street Journal Sunday, which focuses on personal finance and careers and is published once a week in the business sections of local newspapers with combined circulation of about 8.9 million in more than 75 community newspapers.

Other channels of distribution

Consumer media also includes our other channels of distribution of content including television, through an agreement with NBC Universal’s CNBC network; radio/audio business; online video available on our Web sites; and our consumer electronic licensing division, which offers electronic rights to use Dow Jones content.  The Wall Street Journal Radio Network produces and distributes late-breaking business reports during the week to 260 radio stations across the country, covering 93% of the population.

International Editions

The Wall Street Journal Europe, which had an average circulation of 89,000 in 2006, is headquartered in Brussels, Belgium and printed in Belgium, Germany, Ireland, Israel, Italy, Spain, Switzerland, Turkey and the United Kingdom.  It is available on the day of publication in continental Europe, the United Kingdom, and parts of the Middle East and North Africa.

The Wall Street Journal Asia, which had an average circulation of 81,000 in 2006, is headquartered in Hong Kong and printed in Hong Kong, Indonesia, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Thailand.

In October of 2005, we launched reformatted compact international editions of the Journal in a more convenient and easier to read format that is more tightly integrated with The Wall Street Journal Online at WSJ.com to better serve the needs of highly mobile international business leaders.  Starting in 2003, the international editions of The Wall Street Journal added news and opinion from The Washington Post.

We also publish The Wall Street Journal Special Editions, which are a collection of Journal pages in local languages distributed as part of 39 newspapers in 40 countries.

In the fourth quarter of 2004, we relaunched the Far Eastern Economic Review, a Hong Kong-based newsweekly magazine, as a monthly periodical of issues and ideas largely written by Asian opinion leaders from the fields of politics, business and academics.

ENTERPRISE MEDIA

Enterprise media is managed as one segment as it comprises product offerings under the Dow Jones brand and offers business and financial information content to other businesses and financial professionals around the globe.  Its exclusive business and financial content is highly valued by its customers.  In addition, its product offerings rely on advanced delivery technology to meet customer’s needs and part of this segment’s overall strategy is to add more value to content with technology-enabled, well-designed and conveniently delivered enhancements and new products.  It has a shared information technology infrastructure, including a product development group that develops tools used in all of the offerings.  Enterprise media’s revenues are primarily subscription-based and the segment is comprised of Dow Jones Newswires, Dow Jones Financial Information Services, Dow Jones Indexes, Dow Jones Reprints/Permissions, Dow Jones Licensing Services and Factiva.

Factiva

On December 15, 2006, we completed the acquisition of the remaining 50% interest of Dow Jones Reuters Business Interactive LLC (Factiva) from our joint venture partner, Reuters Group Plc. (Reuters).  Factiva is the leading provider of global business content, research products and services to global enterprises mainly in the finance, corporate, professional services and government sectors and has more than 1.6 million paying subscribers.

Dow Jones Newswires

Dow Jones Newswires is a premier provider of real-time, comprehensive business news and information for financial professionals around the world.  Its news is displayed on approximately 298,000 English-language terminals worldwide, providing users with real-time information on equity, fixed income, foreign exchange, commodities and energy markets.  Dow Jones Newswires has a dedicated staff of more than 850 journalists in addition to drawing on the global resources of The Wall Street Journal and the Associated Press.

Dow Jones News Service is North America’s leading source of business and financial news on U.S. and Canadian companies and markets for brokerage firms, banks, investment companies and other businesses.  Capital Markets Report covers global debt and money markets.  The Dow Jones Energy Service covers oil, natural gas, electricity and other energy markets, while the Dow Jones Commodities Service provide in-depth coverage of basic raw materials and related financial instruments.

The Dow Jones Economic Report and the Dow Jones Financial Wire, which are produced outside the United States, provide international economic, business and financial news to subscribers in 70 countries.  In addition to these two broad international newswires, Newswires publishes specialized wires dedicated to the coverage of European and Asian equities, banking and foreign exchange markets as well as the World Equities Report, which serves U.S. institutions investing in international markets.

Dow Jones Newswires also publishes on its own or with local partners, in a total of 11 languages: Arabic, Chinese, Dutch, English, French, German, Italian, Japanese, Portuguese, Russian and Spanish.  In April 2004, we acquired the remaining interest in the news operations of Vereinigte Wirtschaftsdienste GmbH (VWD), a German local-language news service.  Previously, we were a minority shareholder in VWD.

Dow Jones Licensing Services

Dow Jones Licensing Services is a leading licensor of news, data, investment tools and other online applications to financial services firms, media companies, and corporations for use mainly on their intranets and retail Web sites.

Dow Jones Indexes and Other

In 1997, we began licensing the Dow Jones Industrial Averages as well as other indexes as the basis for trading options, futures, unit trusts, annuities, exchange traded funds, mutual funds, derivatives and specialized structured products.  Dow Jones Indexes offers thousands of indexes, including a variety of specialty indexes, such as the Dow Jones-AIG Commodity Index, the Dow Jones Select Dividend Index and the Dow Jones Islamic Market Indexes.  During 2004, Dow Jones Indexes launched a new family of hedge fund indexes and also partnered with Wilshire Associates to provide the Dow Jones Wilshire index family, which features the Dow Jones Wilshire 5000.

Dow Jones Ventures includes our reprints/permissions business, which sells print or electronic reprints of The Wall Street Journal and Barron’s stories.

Dow Jones Financial Information Services

On March 19, 2004, we acquired Alternative Investor Group, a company serving the private equity and venture capital markets with newsletters, conferences and databases.  Alternative Investor was integrated with the newsletters division of Dow Jones Newswires and the Technologic Partners business, which we acquired in late 2003, to form Dow Jones Financial Information Services.

LOCAL MEDIA

This segment includes our wholly-owned Ottaway Newspapers, Inc. subsidiary.  Revenues in this segment include subscription, advertising and other revenues.  These revenues are largely dependent on local consumer-based advertising revenue and, after adjusting for discontinued operations, comprised about 15% of our total revenues over the past three years.  Our local media’s community newspapers serve relatively small, isolated communities, outside the heavy competitive pressures of large metropolitan papers.

On December 5, 2006, we completed the sale of the non-real estate assets of six local media newspapers representing approximately 30% of the revenues and profits of this business segment.  The six papers sold were: the News-Times of Danbury, CT; The Daily Star of Oneonta, NY; the Press-Republican of Plattsburgh, NY; the Santa Cruz Sentinel (Santa Cruz, CA); The Daily Item of Sunbury, PA; and the Traverse City Record-Eagle (Traverse City, MI).  In May 2003, we acquired The Record of Stockton, California, which had daily circulation of about 60,000.

Local media print publications include eight general-interest dailies, published in California, Maine, Massachusetts, New Hampshire, New York, Oregon and Pennsylvania.

Average 2006 circulation of the dailies was approximately 282,000; Sunday circulation was approximately 316,000.  Local media also publishes 15 weekly newspapers and more than 27 other publications.  The primary delivery method for the newspapers is by carrier delivery.

Local media has invested in a new content management system for its print and online products.  This system streamlined newsroom workflow and allows for the automated transfer of print content to the Web.  In addition, this new technology is being incorporated into the segment’s Internet platform, which also includes standardized ad serving, classified verticals, email marketing and new content modules.

STRATEGIC ALLIANCES

SmartMoney

SmartMoney is a 50/50 joint venture with Hearst Corp.  SmartMoney magazine, The Wall Street Journal Magazine of Personal Business, features sections on personal investing, spending and saving money, and has circulation of more than 800,000 copies.  SmartMoney also includes SmartMoney.com and SmartMoney Custom Solutions.

Vedomosti

Vedomosti, a joint venture owned equally by Dow Jones, Pearson Plc. and Independent Media, was introduced in 1999.  Circulation reached 71,000 in 2006, with original content created by nearly 100 local reporters and editors and content from The Wall Street Journal and the Financial Times translated into Russian.

STOXX, Ltd.

STOXX, Ltd. is a joint venture owned equally by Dow Jones and the leading stock exchanges of Germany (Deutsche Borse) and Switzerland (Swiss Exchange).  STOXX develops, maintains, distributes and markets the Dow Jones STOXX indices.

Adicio

Adicio, Inc. (formerly known as CareerCast, Inc.), is a leading supplier of data services to employers and online career sites.

RAW MATERIALS

Our primary raw material used is newsprint.  In 2006, approximately 218,000 metric tons were consumed.  Newsprint was purchased principally from eight suppliers.  We have long-term contracts with certain newsprint suppliers for a substantial portion of our annual newsprint requirements.  For many years the available sources of newsprint have been adequate to supply our needs.

COMPETITION

Our print-based businesses compete for readers and advertisers with a wide range of information providers in many different channels of distribution.  All national and major metropolitan general interest newspapers and many small city or suburban papers carry business and financial content as do many Internet-based services (see those listed below) as well as television and radio.  In addition, specialized magazines in the business and financial field (such as Forbes, Fortune and BusinessWeek), as well as general news magazines, (such as Time and Newsweek) publish substantial amounts of business-related material.  The Journal also competes for advertising with non-business publications offering audiences of similar demographic quality, such as lifestyle magazines (e.g., The New Yorker, Wine Spectator and Gourmet).

Our online publications compete with other Web sites that offer continuously updated coverage of business news as well as licensing of electronic content.  Unlike WSJ.com, our competitors do not, for the most part, utilize a full online paid subscription model, and most remain free sites.  Competitors include FT.com, New York Times Digital, TheStreet.com, Bloomberg, Forbes.com, Yahoo!Finance, CNET, CNN Money, MSNMoney/CNBC and Google Finance.

Our newswires compete with other global financial newswires including Reuters Group Plc., Bloomberg L.P. and other organizations that publish financial news as well as many internet-based providers of financial news and information.  Our newswires maintain a stronger market position in North America than internationally.

Dow Jones Indexes competes with the indexes distributed by various organizations, including Standard & Poor’s, the Financial Times, and Morgan Stanley Capital International.

Local media competes with general-interest newspapers, as well as Web sites and radio and television stations, which serve their respective local markets.

Factiva competes with various business information service providers, including LexisNexis, Thomson, Hoover’s and OneSource.  Factiva also competes with various internet-based information search services such as Google, Microsoft and Yahoo!.

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

Although we have taken initiatives (including color advertising and the launch of the Weekend Edition) to attract more consumer advertising and other diversified advertising, we may or may not be able further to penetrate these new consumer advertising segments.  In particular, The Wall Street Journal’s broad national circulation limits our ability to provide certain local advertising to consumers.  Furthermore, the Weekend Edition may fail to generate anticipated advertising revenues, resulting in greater losses than are currently expected.  In addition, the Weekend Edition may draw advertising away from our other consumer advertising sections, such as the Friday Weekend Journal section of The Wall Street Journal (introduced in 1998) and Personal Journal, for consumer advertising revenues.

Our ability to attract advertisers to our Web sites depends on our ability to generate traffic to our Web sites.  Advertising revenues from our Web sites may be negatively impacted by fluctuations or decreases in our traffic levels.  In addition, we rely on establishing and maintaining distribution relationships with high-traffic Web sites for a portion of our traffic, for which we pay fees, and we could be adversely affected by any changes in such relationships.

Our local media newspapers rely on advertising revenue from local advertisers.  These revenues may be negatively impacted by the condition of the economy in the areas where our local media newspapers are circulated and by the advertising habits of large regional advertisers who may change their spending patterns or go out of business.

Circulation revenues

Both advertising and circulation revenue are impacted by circulation and readership levels.  The distinctive demographics of The Wall Street Journal's circulation and readership base (in particular, its influential and affluent audience that makes significant B2B spending decisions and spends heavily on consumer items) is an important factor in generating circulation and advertising revenues.  Print circulation and readership at The Wall Street Journal and Local Media publications – and the print publishing industry overall – are subject to competition and in particular are being negatively impacted by the preferences of some consumers to receive all or a portion of their news in new media formats and from sources other than traditional newspapers, and the proliferation of these new media formats and sources.  The risk exists that this trend may continue or that our circulation or readership may be negatively impacted by changes made from time to time by agencies such as the Audit Bureau of Circulations and various syndicated research organizations in the way they measure circulation and readership numbers.  While we seek to maintain our print circulation base, we may not be successful in doing so or may incur significant additional costs in attempting to do so and we may not be able to recover these costs through increased circulation and advertising revenues.  If we cannot maintain our print circulation and readership base, this could, in turn, adversely affect our circulation revenues and advertising revenues by reducing the willingness of advertisers to place print ads with us and/or the rates they are willing to pay.  While at the same time this trend is positively impacting our —and others’ —online businesses, online is relatively smaller than print so the positive impact of this trend may not offset the negative impact on our print profitability.

Subscriptions; Licensing

Certain of our electronic publishing businesses, including Dow Jones Newswires and most Factiva offerings , are subscriber-based and are vulnerable to losses in the number of subscribers.  For example, Dow Jones Newswires could lose subscriptions, measured by the number of terminals carrying Dow Jones Newswires, as a result of business consolidations and layoffs in the financial services industry.   Factiva’s flagship product, Factiva.com, could lose subscribers due to competitive pressures or the perception that free information on the internet is a satisfactory basis for business decisions.   Similarly, WSJ.com, which currently is the largest paid subscription news site on the Internet, may not be able to continue to increase revenues through growing the number of subscribers.  Unlike WSJ.com, our competitors do not, for the most part, utilize a full online paid subscription model, and most remain free Web sites.  Other of our electronic publishing businesses, including Dow Jones Indexes and Dow Jones Licensing Services, rely on revenues from licensing our products and content to third-parties.  Licensing revenues depend on new customer contracts and customer contract renewals, and could decrease if we do not generate new licensing business or existing customers renew for lesser amounts, terminate early or forego renewal.   Our consulting services business could suffer if customers opt to perform the content integration work that we offer with in-house resources, or to forgo customization of our products altogether and work with an off-the-shelf offering.

Seasonality

Our results of operations are subject to seasonal fluctuations, which typically cause revenues in the third quarter (which includes the months of July and August) to be lower than revenues in the remainder of the year.

Cost structure

We have done much cost-cutting over the last several years, but future cost control efforts may not be as successful as anticipated and we may not be able to continue limiting our expense growth.  Factors that may impact our ability to control expense growth in the future include our prior cost cutting, the tightening of the labor market and the resulting risk of loss of key employees, and our recent growth initiatives, such as the Factiva acquisition, the restructuring of the enterprise media segment, the local media segment’s internet initiative, and future growth initiatives.  If we are unable to continue to control expense growth in the future, there may be an adverse effect on our overall profitability.

Competition

All of our products and services face intense competition from other newspapers, national business magazines, television, trade publications, newsletters, research reports and services, free and paid Internet sites, other new media and forms of corporate marketing other than print or online advertising .  We compete for advertising revenues, subscriptions and consumers, which include readers, online users and television viewers.  Metropolitan general interest newspapers and many small city or suburban papers carry business and financial content, as do many Internet-based services as well as television and radio.  In addition, specialized magazines in the business and financial field, as well as general news magazines, publish substantial amounts of business-related material.  The Wall Street Journal also competes for advertising with non-business publications offering audiences of high demographic quality, such as technology and lifestyle magazines.  Circulation revenues at our local media newspapers may be negatively affected by local competition, including free publications.  Nearly all of these other publications and services seek audiences and seek to sell advertising, making them competitive with our publications and services and affecting our ability to attract and retain advertisers and consumers.  We have experienced declines in advertising that we believe are due to advertisers migrating their campaigns online or to other forms of media and marketing that can reach either larger mass consumer audiences or smaller but more targeted audiences.

Our efforts to expand in Europe have been limited by substantial competition from local language publications, other international publications, and local and international television networks, as well as the limited nature of the foreign language market s that we serve.  In Asia, our presence with our Pan-Asia publications may be threatened by developments within the region such that readers may prefer local language or local market publications.  As the economies of the various individual Asian nations develop over time, we may encounter further difficulties in continuing to appeal to a broader Pan-Asian audience.

Our Dow Jones Newswires’ business and financial news products are distributed primarily through a limited number of vendors, which distribute our news over their platforms into financial services firms that receive our content by way of subscriptions with these vendors.  Newswires may be adversely affected.   Moreover, sales of our Dow Jones Newswire products may continue to be negatively impacted by technological changes and changes in the brokerage industry, which have resulted in a diminishing reliance on real time news as business and financial news has become increasingly available via Internet-based publications and services.  In addition, as we strive to increase our international revenues from the Dow Jones Newswires business, we may not succeed given the competition from , and subscribers’ desire for, local language news services.

Factiva competes with other aggregators of third party business news and information, including LexisNexis, Thomson, OneSource, Hoovers, and others, as well as with the large volume of business news and information that is available for free on the internet.  The Factiva business could be negatively affected by significant investments that its commercial competitors might make in their aggregation products, by dynamics in the publishing market that rendered publishers of newspapers, business journals and other periodicals less willing to license their content for inclusion in the Factiva services (or to demand higher royalties for such licenses), or by an improvement in the quality of the business news and information that is available for free on the internet or in its presentation or accessibility.

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

Our credit ratings

On November 22, 2006, Standard & Poor’s (S&P), a credit ratings agency, downgraded by one notch our senior unsecured debt rating to BBB and indicated that our outlook is stable.  On October 31, 2006, Fitch Ratings (Fitch) downgraded by one notch our senior unsecured debt rating to BBB+ and removed the negative rating watch placed on us on March 14, 2006 due to the litigation settlement with Cantor and MDC.  Concurrently, Fitch affirmed our commercial-paper ratings but put the long-term rating outlook to negative, citing general pressure faced by traditional advertising-based media as well as integration and execution risk associated with various initiatives including the web width reduction, color capacity expansion, outsourcing initiatives and the Factiva acquisition.  In the first quarter of 2006, Moody’s Investors Service (Moody’s) another credit rating agency, lowered our long-term credit rating one notch after the settlement of litigation with Cantor and MDC.

If our credit ratings were reduced below investment-grade, our borrowing costs would increase and our access to the debt markets might be adversely affected.  Our ability to use debt to fund major new acquisitions or capital intensive internal initiatives will be limited to the extent we wish to maintain investment-grade credit ratings for our debt and by the terms of our debt instruments.

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

Acquisitions

From time to time, we seek out strategically and financially attractive acquisition opportunities.  Such acquisitions will affect our costs, revenues, profitability and financial position.  Acquisitions involve risks and uncertainties, including, before closing, the risk that the conditions to the acquisition are not met and the acquisition is not consummated, and the possibility that the closing is delayed and the potential adverse effect of such delay on the acquired business and on our business unit into which the acquired business will be integrated; and after closing, difficulties in integrating acquired operations and in realizing expected opportunities, diversions of management resources and loss of key employees, challenges with respect to operating new businesses, debt incurred in financing such acquisitions (including the related possible reduction in our credit ratings and increase in our cost of borrowing), and other unanticipated problems and liabilities.

New business opportunities and strategic alliances

There are substantial uncertainties associated with our efforts to leverage our brands to develop new business opportunities and to generate advertising and other revenues from our products.  Initial timetables for the introduction and development of new products or services may not be achieved and price and profitability targets may not prove feasible.  For example, we may be unable to successfully control expenses relating to Weekend Edition or to enterprise media products and services and may not achieve the gains from advertising revenues that we hope to achieve.  We also face challenges in our attempts to achieve new strategic alliances and to improve the growth and profitability of existing strategic alliances.  For example, we occasionally make non-controlling minority investments in public and private entities.  We may have limited voting rights and, therefore, an inability to influence the direction of such entities.  Therefore, the success of these ventures may be dependent upon the efforts of our partners, fellow investors and licensees.  In addition, external factors, such as the development of competitive alternatives and market response, may negatively impact the success of these new opportunities and alliances.

Labor relations

Approximately 32% of our domestic full-time employees are unionized.  As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively.  Our results could be adversely affected if labor negotiations cause work interruptions or if we are unable to negotiate agreements on reasonable terms.  In addition, our ability to make short-term adjustments to control fringe benefit costs is limited by the terms of our collective bargaining agreements in which benefits are fixed.

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

We operate 17 plants with an aggregate of approximately one million square feet for the printing of our domestic publications.  Printing plants are located in Palo Alto and Riverside, California; Denver, Colorado; Orlando, Florida; LaGrange, Georgia; Naperville and Highland, Illinois; Des Moines, Iowa; White Oak, Maryland; Chicopee, Massachusetts; South Brunswick, New Jersey; Charlotte, North Carolina; Bowling Green, Ohio; Sharon, Pennsylvania; Dallas and Beaumont, Texas; and Federal Way, Washington.  All plants include office space.  All are owned in fee except the Palo Alto, California, plant, which is located on 8.5 acres under a lease to Dow Jones for 50 years, expiring in 2015.

Other facilities, owned in fee with more than one million square feet, house news, sales, administrative, technology and operational staff.  These facilities are located in South Brunswick, New Jersey and Chicopee Falls, Massachusetts.  We have leased about 57,000 square feet of our office space in South Brunswick to other companies.

We occupy three major leased facilities in New York City, including leasing about 191,000 square feet downtown at the World Financial Center, which primarily houses editorial and executive staff, and about 139,000 square feet at two separate midtown locations for advertising sales, Dow Jones N ewswires and Dow Jones Online staff.  We also lease other business and editorial offices in numerous locations around the world, including about 92,000 square feet in Jersey City, New Jersey, about 65,000 square feet in several locations in London and about 57,000 square feet in two locations in Hong Kong.

Local media operates in 13 locations, including a 24,000 square foot administrative headquarters in Campbell Hall, New York.  These facilities are located in Stockton, California; Kennebunk and York, Maine; Hyannis, New Bedford and Nantucket, Massachusetts; Stratham and Portsmouth, New Hampshire; Middletown, New York; Medford and Ashland, Oregon; and Stroudsburg, Pennsylvania.  Local printing facilities, which include office space in certain locations, total approximately 575,000 square feet.  All of these facilities are owned in fee, with the exception of the Maine and New Hampshire facilities, which are leased.

We believe that our current facilities are suitable and adequate, well maintained and in good condition.  Older facilities have been modernized and expanded to meet present and anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS.

On November 2, 2006, the International Securities Exchange, LLC (ISE) filed a lawsuit against us in the United States District Court for the Southern District of New York seeking a declaratory judgment that no license from us is needed to list options on the Dow Jones Industrial Average.  The action also names The McGraw-Hill Companies, Inc. as a defendant, and seeks a similar declaration as to options on the S&P 500 index.   We, along with McGraw-Hill and the Chicago Board Options Exchange, have commenced litigation seeking to have issues related to the licensing of index derivatives resolved in Illinois state court. We believe that we have strong defenses to the claims of ISE and that we have the right to require anyone seeking to list derivatives based on our proprietary indexes, including the Dow Jones Industrial Average, to obtain a license from us.  Were ISE to prevail on its claims, it could have a material impact on our index licensing business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Executive Officers of the Registrant

Each executive officer is elected annually to serve at the pleasure of the Board of Directors.

Richard F. Zannino, age 48, Chief Executive Officer since February 2006, served as Chief Operating Officer from July 2002 until February 2006, Executive Vice President from February 2001 to February 2006 and served as Chief Financial Officer from February 2001 until July 2002.  Before joining Dow Jones, Mr. Zannino was Executive Vice President of Liz Claiborne, Inc., having joined in 1998 as Senior Vice President, Finance & Administration and Chief Financial Officer.  Previously, Mr. Zannino worked briefly as Chief Financial Officer of General Signal Corporation, prior to that company's sale, and before that for five years at Saks Holdings Inc., where he ultimately served as Executive Vice President and Chief Financial Officer.

L. Gordon Crovitz, age 48, Executive Vice President, President of the Dow Jones Consumer Media Group, and Publisher of The Wall Street Journal franchise since February 2006, served as Senior Vice President and President, Electronic Publishing and Senior Vice President/Electronic Publishing from October 1998 to February 2006, Vice President Planning and Development from November 1997 to October 1998, Managing Director for Telerate's Asia/Pacific operation from September 1996 to November 1997, and Editor and Publisher of Review Publishing Company from July 1993 to September 1996.  Mr. Crovitz joined Dow Jones in 1981.

Jorge L. Figueredo, age 46, Senior Vice President, Human Resources, since February 2007.  Prior to joining Dow Jones, Mr. Figueredo was President, International, at Liz Claiborne Inc. since May 1999 and served as Senior Vice President, Human Resources from May 1994 to December 2000.  Mr. Figueredo has been employed by Dow Jones for fewer than five years.

Clare Hart, age 46, Executive Vice President and President of the Dow Jones Enterprise Media Group since March 2006, served as President and CEO of Factiva from January 2000 to March 2006, Vice President and Director of Factiva Global Sales from May 1999 to January 2000 and Executive Director of Enterprise Products for Dow Jones from August 1998 to May 1999.  Ms. Hart held various other positions at Dow Jones from the time she joined the Company in 1983.

William B. Plummer, age 48, Executive Vice President and Chief Financial Officer since September 2006.  Prior to joining Dow Jones, Mr. Plummer had been Vice President and Treasurer of Alcoa, Inc. since October 2000, and Mr. Plummer spent three years at Mead Corp., including as president of one of its operating units and as vice president for corporate strategy and planning.  Prior to joining Mead in February 1997, he spent seven years at General Electric in executive financial management roles.  Mr. Plummer has been employed by Dow Jones for fewer than five years.

Ann M. Sarnoff, age 45 has served as President of Dow Jones Ventures since June 2006.  Prior to joining Dow Jones, Ms. Sarnoff did independent consulting from June 2005 to June 2006, was the chief operating officer of the WNBA from February 2004 through June 2005, and served as the chief operating officer for both VH1 and CMT: Country Music Television from January 2001 through February 2004.  Ms. Sarnoff has been employed by Dow Jones for fewer than five years.

Joseph A. Stern, age 57, General Counsel, Senior Vice President and Corporate Secretary since February 2006, served as General Counsel, Vice President and Secretary from February 2005 to February 2006.  Before joining Dow Jones, Mr. Stern was a partner at Fried, Frank, Harris, Shriver & Jacobson LLP, our primary outside corporate law firm and had advised us on a variety of legal issues.  Mr. Stern joined Fried Frank in 1979 and became a partner there in 1984.  Mr. Stern has been employed by Dow Jones for fewer than five years.

John N. Wilcox, age 62, Senior Vice President, President of the Local Media Group and Chairman and CEO of our Ottaway Newspapers, Inc. subsidiary, served as President of Ottaway Newspapers from January 2003 to February 2006, served as Executive Vice President of Ottaway Newspapers from January 2002 to December 2002, and served as Publisher of the Cape Cod Times, an Ottaway Newspapers publication, from September 1996 to December 2001.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange.  The class B common stock is not traded.  The approximate number of stockholders of record as of January 31, 2007 was 8,700 for common stock and 3,000 for class B common stock.  We paid $1.00 per share in dividends in 2006 and in 2005.

	Market Price 2006		Dividends	Market Price 2005		Dividends
Quarters	High	Low	Paid 2006	High	Low	Paid 2005
First	$41.39	$35.56	$.25	$43.35	$36.85	$.25
Second	39.46	33.25	.25	38.35	31.94	.25
Third	37.01	32.16	.25	43.10	35.94	.25
Fourth	39.20	32.84	.25	39.42	32.55	.25

Issuer Purchases of Equity Securities

In 1998 our Board of Directors authorized the repurchase of $800 million of our common stock and in September 2000 authorized the repurchase of an additional $500 million of our common stock.  As of December 31, 2006, approximately $326.4 million remained under board authorization for share repurchases.  We have not repurchased any shares of our common stock since the first quarter of 2003.

ITEM 6.	SELECTED FINANCIAL DATA.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that affect the comparability of the information reflected in this table.  The following table shows selected financial data, on a continuing operations basis, for the most recent five years:

(in thousands, except per share amounts)
	Fiscal Year Ended December 31
	2006(1)	2005(1)	2004(1)	2003(2)	2002(3)
Income Statement Data:
Revenues:
Advertising	$957,825	$890,340	$875,192	$805,012	$810,773
Information services	397,084	372,098	294,067	255,055	256,467
Circulation and other	428,961	410,509	405,048	395,254	398,268
Total revenues	1,783,870	1,672,947	1,574,307	1,455,321	1,465,508
Operating expenses	1,679,286	1,576,858	1,439,354	1,339,566	1,419,140
Operating income	104,584	96,089	134,953	115,755	46,368
Other income (expense)	31,473	(5,380)	(6,423)	76,526	190,649
Income taxes	7,970	26,154	45,046	39,246	52,973
Equity in earnings (losses) of associated companies, net of tax	25,068	(18,960)	(148)	1,198	165
Income from continuing operations	$153,155	$45,595	$83,336	$154,233	$184,209
Income from continuing operations per share:
Basic	$1.84	$.55	$1.02	$1.89	$2.21
Diluted	$1.83	$.55	$1.01	$1.88	$2.20

Balance Sheet Data (at period end):
Cash and cash equivalents	$13,237	$10,633	$17,237	$23,514	$39,346
Total assets	$1,955,562	$1,781,972	$1,380,203	$1,304,154	$1,207,659
Long-term debt	$224,962	$224,928	$135,845	$153,110	$92,937
Total debt	$447,086	$472,395	$145,843	$153,110	$92,937
Stockholders’ equity	$498,973	$162,265	$150,543	$129,661	$30,571

Other Cash Flow and Operating Data:
Net cash provided by operating activities of continuing operations (4)	$34,700	$180,738	$234,834	$210,317	$136,353
Cash dividends per share	$1.00	$1.00	$1.00	$1.00	$1.00

Advertising volume increase/(decrease):
The Wall Street Journal	6.0%	(0.7)%	(0.5)%	(1.3)%	(17.6)%
Barron’s	0.7%	(12.5)%	11.7%	(16.0)%	(10.4)%
Local media	(7.4)%	(2.5)%	5.1%	(0.6)%	(4.5)%

Dow Jones Newswires terminals	298	304	298	293	308
WSJ.com paid subscriptions	811	768	712	689	679

(1)	Refer to page 29 for further information regarding items affecting comparisons of these figures.

(2)

In 2003, certain items affecting comparisons include the following: (a) included within operating income was a gain of $18.4 million ($11.1 million, net of taxes) reflecting the settlement of our business interruption insurance claim for loss of operating income suffered as a result of the September 11 terrorist attacks on the World Trade Center; and, (b) included within non-operating income was a gain of $18.7 million ($11.4 million, net of taxes) from the disposal of our interest in Handelsblatt, a gain of $59.8 million on the resolution of certain losses contingencies resulting from our sale of Telerate; and, a charge of $9.5 million related to the accretion of discount on a contract guarantee.

(3)

In 2002, certain items affecting comparisons include the following: (a) included within operating income was a restructuring charge of $26.9 million ($15.8 million, net of taxes) related to a work-force reduction partially offset by a gain of $3.1 million ($1.8 million, net of taxes) reflecting insurance proceeds on assets destroyed as a result of the September 11 terrorist attack on the World Trade Center; and, (b) included within non-operating income was a gain of $197.9 million ($164.1 million, net of taxes) from the sale of certain local media newspapers; and a charge of $11.9 million related to the accretion of discount on a contract guarantee.

(4)	In 2006, net cash provided by operating activities included a $202 million settlement payment of a contract guarantee.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

Dow Jones & Company is a leading provider of global business and financial news and information through newspapers, newswires, magazines, the Internet, indexes, licensing, research products and services, television and radio.  In addition, we own general-interest community newspapers throughout the U.S.  Our vision is to be the world’s best provider of high quality, indispensable and conveniently accessible business and related content wherever, whenever and however our customers want it, consistently generating superior value to all our customers, shareholders and employees.

During the first quarter 2006, we made significant changes to our senior management and organizational structure.  Richard F. Zannino was named chief executive officer and elected to the board of directors.  Peter R. Kann retired as chief executive officer and will continue as chairman until April 2007.  We reorganized to align our businesses with the markets they serve.  Previously, our businesses were organized around our channels of distribution – print, electronic and community newspapers.  Now, we are organized around our distinct brands (franchises), customers and markets with our business and financial content organizations reported in two separate segments – consumer media and enterprise media, and our local general-interest community newspapers and their online media properties reported in the local media segment.

In 2006, approximately 63% of our revenues were derived from the consumer media segment, which includes The Wall Street Journal franchise (including domestic and international print, online, television and radio) and the relatively smaller Barron’s (including print, online and conferences) and MarketWatch franchises (including online, newsletters, television and radio).  Consumer media’s financial results are largely dependent on the operating performance of The Wall Street Journal, which, to a significant extent, is dependent upon business-to-business (B2B) advertising placed in our publications, particularly from the financial and technology sectors.  The enterprise media segment, which includes newswires, indexes, licensing, research products and services and other electronic operations, comprised approximately 23% of our revenues, while the remaining approximately 14% of total revenues were contributed from the general-interest local media segment (not factoring in revenues from discontinued operations).

Throughout 2006, we achieved strong growth in our revenues (up nearly 7%) bolstered by increased advertising revenues at the U.S. Wall Street Journal and 21% growth at Dow Jones Online.  Despite a challenging print advertising environment, advertising volume at The Wall Street Journal increased 6% aided by the September 2005 launch of the Weekend Edition and an increase in weekday advertising.  In addition, the Journal posted strong gains in paid circulation, readership, and circulation revenues.  The combined profit from our business segments also rose 37% in 2006.  While we posted these solid results in 2006, we also continued to execute on a number of initiatives to strengthen our portfolio, improve our businesses, drive revenues and control costs.

On January 2, 2007, we successfully launched a redesigned U.S. print Journal with innovative design and content enhancements for the digital age that were made better to serve existing readers and attract new ones.  This redesign began in 2005 and involved the retrofitting of the Journal’s 19 presses at 17 print sites to print to a more industry-standard 48-inch web width from its prior 60-inch web width.  These improvements included changes to the Journal's organization, navigation and content—as well as stronger links to WSJ.com—designed to make accessing Journal content faster and more convenient for readers.  We also expect the new web width will result in operating expense savings of about $18 million per year mainly from reduced newsprint consumption.

As part of our strategy to diversify our advertising customer base from its heavy reliance on B2B technology and financial advertising, we launched a Weekend Edition on Saturdays in September 2005.  The Weekend Edition has built off the success of our Weekend Journal and Personal Journal weekday sections in growing and diversifying our advertising customer base by attracting more consumer-oriented advertisers.  We have a uniquely influential and affluent audience that not only makes large B2B spending decisions but also spends heavily on personal consumption items.  The Weekend Edition enables advertisers to reach these readers in the right place at the right time – at home on the weekend – which is highly conducive to influencing their consumer spending decisions.  More than 1,900 advertisers supported the Weekend Edition since its launch in September 2005, with about 60% of them being new to the Journal.  About 70% of the ad revenue is from consumer advertising, with only about 35% of it shifting from the weekday editions.  We are also seeing incremental revenue from these new consumer advertisers in our Monday to Friday editions.  This initiative reduced earnings by about fifteen cents per share in 2006, consistent with our original projections.  We expect to continue to grow its advertising revenue base to narrow its loss in 2007.

We have also undertaken a number of other initiatives to reshape our portfolio and to increase our profits.  In October, we announced a $30 million two-year project to expand our color printing capacity by 17% to 168 pages per week to meet the growth in color demand that we are projecting.  In September, we began offering advertisers the opportunity to reach the Journal’s audience with a front-page advertisement.  We expect this highly-priced advertisement, which is already sold out Monday through Friday through the end of 2007, will bring the Journal incremental revenue and profits (in excess of $10 million annually).  We also announced the formation of a news strategy taskforce.  Our content is our greatest competitive advantage and the primary goal of the task force is to develop and execute initiatives to make our content even more differentiated, indispensable and conveniently accessible to better serve our readers and users, and also improve the efficiency and productivity of our news gathering efforts.

In addition to diversifying our advertising customer base, our long term strategy is to transform Dow Jones from a company heavily dependent on print revenue to a more diversified content-driven company meeting the needs of its customers across all consumer and enterprise media channels.  In December 2006, we completed the acquisition of the remaining 50% interest in Factiva that we did not already own from our joint venture partner, Reuters.  Factiva is a leading provider of current and archived global business and financial news and information to enterprise end users worldwide.  This acquisition will nearly double the revenue of our enterprise media segment and substantially expand its global reach.  The increased scale together with Factiva’s product offerings, innovative search and delivery technology and complementary customer base will strengthen enterprise media’s product offerings and help propel its growth.  We expect over $20 million in ultimate cost synergies as the result of integrating Factiva within enterprise media and expect the acquisition to be accretive in 2007 and thereafter.

Also in December we completed the sale of six Ottaway newspapers for $282 million and a minority interest in Economia for about $20 million, which was used to pay down debt and finance the Factiva acquisition.  While we expect the sale of the six Ottaway properties to be slightly dilutive in 2007, the after-tax sales proceeds, which were shielded from federal tax by our capital loss carryforwards, exceeded the present value of the future operating cash flow we would have derived from owning these properties.  The combined effect of the Factiva acquisition and the Ottaway newspaper sales will reduce our reliance on traditional print revenue from about 70% in 2006 to less than 60% in 2007.

On the cost control side, there were a number of reorganizations in 2006 as we continued to identify ways to streamline our operations and eliminate costs.  In the first quarter, the reorganization of our business included the elimination of approximately 65 positions, including about 20 senior level positions, which reduced management layers, streamlined management processes and decentralized and eliminated a number of corporate functions.  In the second quarter, we announced that approximately 250 full-time and 500 part-time positions were being eliminated in technology, circulation and administrative support in favor of outsource vendors.  In the fourth quarter, we initiated an additional restructuring affecting approximately 160 full-time employees primarily related to the integration of Factiva within the enterprise media segment as well as other initiatives across our businesses, including centralizing delivery operations for the Journal and workforce reductions at Ottaway.  In total, we expect the 2006 restructuring initiatives to result in approximately $55 million of annual cost savings.

Finally, in the first quarter of 2006, we settled our long-standing litigation with Cantor Fitzgerald and Market Data Corp. (MDC) relating to our obligations under a guarantee we issued in 1995 to MDC and Cantor Fitzgerald.  In connection with the settlement, we paid an aggregate of $202 million to MDC and Cantor Fitzgerald and the parties granted one another full mutual releases.  The settlement agreement resolved claims in excess of $340 million and was well below the amount we would have paid under the terms of the guarantee.  The bulk of this settlement amount was paid in March, with the balance paid in April, and the payments were initially financed with short-term commercial paper which generated approximately $8.7 million ($.06 per diluted share) of additional interest expense in 2006.

Results of Operations

Consolidated Results of Operations - 2006 Compared to 2005:

(in thousands, expect per share amounts)			Increase/(Decrease)
	2006	2005	Amount	Percent
Revenues(*):
Advertising	$957,825	$890,340	$67,485	7.6%
Information services	397,084	372,098	24,986	6.7
Circulation and other	428,961	410,509	18,452	4.5
Total revenues	1,783,870	1,672,947	110,923	6.6

Operating expenses	1,679,286	1,576,858	102,428	6.5
Operating income	104,584	96,089	8,495	8.8

Non-operating income (loss)	31,473	(5,380)	36,853	-
Income taxes	7,970	26,154	(18,184)	(69.5)
Equity in earnings (losses) of associated companies, net of tax	25,068	(18,960)	44,028	-
Income from continuing operations	153,155	45,595	107,560	-
Income from discontinued operations, net of tax	233,409	14,800	218,609	-
Net income	$386,564	$60,395	$326,169	-

Earnings per diluted-share:
Continuing operations	$1.83	$.55	$1.28	-
Discontinued operations	2.79	.18	2.61	-
Earnings per diluted share	$4.62	$.73	$3.89	-

(*) Dow Jones Online subscription revenue was reclassified for all periods presented from Information services revenue to Circulation revenue.

Net Income

Net income in 2006 was $386.6 million, or $4.62 per diluted share, compared with net income in 2005 of $60.4 million, or $.73 per share (all “per share” amounts included herein are based on reported net income and diluted weighted-average shares outstanding).  Earnings per share in 2006 included certain items affecting comparisons that netted to an increase in earnings of $3.51 per share, while earnings in 2005 included certain items affecting comparisons that decreased earnings by $.25 per share.  These items are detailed further beginning on page 29.

Revenues

Revenues in 2006 increased $110.9 million, or 6.6%, to $1.78 billion, primarily reflecting strong net organic growth in all three business segments coupled with results from our recent acquisition of Factiva.   Advertising revenue increased $ 67.5 million , or 7.6%, primarily on strong growth from our print and online publications.  Information services revenue grew $25 million, or 6.7%, reflecting incremental revenue from Factiva as well as organic growth at Dow Jones Newswires and Dow Jones Indexes.  Circulation and other revenue increased $18.5 million, or 4.5%, on higher circulation revenue from our online and print publications and higher reprints revenue compared to last year.

Operating Expenses

Operating expenses in 2006 increased $102.4 million, or 6.5%, to $1.68 billion, primarily reflecting incremental costs for Weekend Edition, which launched in September 2005, and additional expenses from our restructuring initiatives (about 30% of the increase) and higher compensation costs, partially offset by lower professional fees and depreciation expenses.  Depreciation and amortization expenses were down 7.9% to $97.5 million primarily on lower capital expenditures in prior years.  Newsprint costs increased 11%, driven by an 8.9% increase in newsprint prices and a 1.9% increase in consumption.  The increase in newsprint consumption reflected a full year of Weekend Edition, which launched in September 2005, partially offset by several initiatives to reduce usage, including moving to a six page section minimum and reducing the amount of statistics that appear in the Journal.  The number of full-time employees at December 31, 2006, was approximately 7,400 as compared to 6,900 last year.  Excluding acquisitions, headcount was down 3.8% compared to last year as a result of our restructuring initiatives.

Operating Income

Operating income in 2006 was $104.6 million (5.9% of revenues), up $8.5 million, or 8.8%, from 2005 operating income of $96.1 million (5.7% of revenues), as higher profits from our consumer and enterprise media segments were partially offset from the planned dilution related to the launch of the Weekend Edition, higher restructuring charges and lower operating profit from the local media segment.

Non-operating Income (Loss)

(in thousands)	2006	2005	Increase/ (Decrease)
Investment income	$1,096	$2,127	$(1,031)
Interest expense (1)	(30,173)	(19,255)	(10,918)
Cantor Guarantee, net	62,649	(4,090)	66,739
Other, net (2)	(2,099)	15,838	(17,937)
Total	$31,473	$(5,380)	$36,853

(1) Interest expense increased as a result of higher debt levels from financing the contract guarantee settlement with Cantor and MDC as well as increased commercial paper borrowing rates.

(2) Other net, included a foreign exchange loss of $1.1 million in 2006 compared with a foreign exchange gain of $2 million in 2005.  In addition, other, net included a gain of $13.2 million in connection with the disposal of our investment in Handelsblatt in 2005.

Equity in Earnings (Losses) of Associated Companies, Net of Tax

(in thousands)	2006	2005	Increase/ (Decrease)
Equity in earnings of associated companies (*)	$10,735	$8,414	$2,321
Gain on sale of equity investments	14,333	9,366	4,967
Write-down of equity investments	-	(36,740)	36,740
Net equity in earnings (losses) of associated companies, net of tax	$25,068	$(18,960)	$44,028

(*) Our share of equity in earnings of associated companies increased primarily due to the divestiture of our CNBC International investments and improved results at SmartMoney, partially offset by lower earnings from Factiva and Vedomosti.

Discontinued Operations

Results of operations for the six local media newspapers included within discontinued operations were as follows:

(in thousands)
	2006	2005
Revenues	$88,322	$96,743
Operating income	$20,284	$25,219
Income before income taxes	$239,813	$25,050
Income taxes	$6,404	$10,250
Net income(*)	$233,409	$14,800

Depreciation and amortization	$2,431	$2,462

(*) Net income in 2006 included $221.5 million representing the gain on sale and the reversal of a deferred tax valuation allowance related to the utilization of capital loss carryforwards that were previously reserved.

Consolidated Results of Operations - 2005 Compared to 2004:

(in thousands, except per share amounts)			Increase/(Decrease)
	2005	2004	Amount	Percent
Revenues(*):
Advertising	$890,340	$875,192	$15,148	1.7%
Information services	372,098	294,067	78,031	26.5
Circulation and other	410,509	405,048	5,461	1.3
Total revenues	1,672,947	1,574,307	98,640	6.3

Operating expenses	1,576,858	1,439,354	137,504	9.6
Operating income	96,089	134,953	(38,864)	(28.8)

Non-operating loss	(5,380)	(6,423)	1,043	16.2
Income taxes	26,154	45,046	(18,892)	(42.0)
Equity in losses of associated companies, net of tax	(18,960)	(148)	(18,812)	-
Income from continuing operations	45,595	83,336	(37,741)	(45.3)
Income from discontinued operations, net of tax	14,800	16,212	(1,412)	(8.7)
Net income	$60,395	$99,548	$(39,153)	(39.3)

Earnings per diluted share:
Continuing operations	$.55	$1.01	$(.46)	(45.5)
Discontinued operations	.18	.20	(.02)	(10.0)
Earnings per diluted share	$.73	$1.21	$(.48)	(39.7)

(*) Dow Jones Online subscription revenue was reclassified for all periods presented from Information services revenue to Circulation revenue.

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

Revenues

Revenues in 2005 increased $98.6 million, or 6.3%, primarily reflecting the impact of the MarketWatch acquisition and strong organic growth from our online publications and enterprise media segment, partially offset by lower revenue from print publications.  On an adjusted basis, including MarketWatch revenues in the respective periods prior to our acquisition in January 2005, revenue was up 1%.   Advertising revenue increased $ 15.1 million , or 1.7%, as strong growth in online advertising, in part due to the MarketWatch acquisition, was partially offset by lower advertising revenue at our print publications .   Information services revenues grew $78 million, or 27%, reflecting incremental revenue from MarketWatch as well as organic growth in the enterprise media segment.

Circulation and other revenue increased $5.5 million, or 1.3%, as higher revenue from The Wall Street Journal was offset by lower circulation revenue at local media and the Far Eastern Economic Review.

Operating Expenses

Operating expenses in 2005 increased $137.5 million, or 9.6%, primarily reflecting incremental costs from MarketWatch (approximately five percentage points of the increase), incremental costs for Weekend Edition, higher newsprint costs and a restructuring charge.  Newsprint costs increased 10.1%, driven by an 11.9% increase in newsprint prices, partially offset by a 1.7% decline in consumption.  The number of full-time employees at December 31, 2005, was 6,900 as compared to 6,500 in 2004.  Excluding acquisitions, headcount was up almost 1% compared to 2004.

Operating Income

Operating income in 2005 was $96.1 million (5.7% of revenues), down $38.9 million, or 29%, from 2004 operating income of $135 million (8.6% of revenues), as higher profits from our online businesses and enterprise media segment were more than offset by a decline in profits from our print publications, in part due to planned dilution related to the launch of the Weekend Edition, and restructuring charges.

Non-operating Loss

(in thousands)	2005	2004	Increase/ (Decrease)
Investment income	$2,127	$520	$1,607
Interest expense (1)	(19,255)	(3,740)	(15,515)
Contract guarantee	(4,090)	(6,933)	2,843
Other, net (2)	15,838	3,730	12,108
Total	$(5,380)	$(6,423)	$1,043

(1) Interest expense increased as a result of higher debt levels from the acquisition of MarketWatch as well as increased commercial paper borrowing rates.

(2) In 2005, Other, net primarily included a gain of $13.2 million on the disposal of our Handelsblatt investment.

Equity in Losses of Associated Companies, Net of Tax

(in thousands)	2005	2004	Increase/ (Decrease)
Equity in earnings (losses) of associated companies(*)	$8,414	$(148)	$8,562
Gain on sale of equity investment	9,366	-	9,366
Write-down of equity investments	(36,740)	-	(36,740)
Net equity in losses of associated companies, net of tax	$(18,960)	$(148)	$(18,812)

(*) Our share of equity in earnings of associated companies improved as a result of divesting from CNBC International in mid-2005, as well as improvement at STOXX, Ltd., Vedomosti and SmartMoney, which more than offset lower earnings resulting from the divestiture of F.F. Soucy Inc. in April 2005.

Discontinued Operations

Results of operations for the six local media newspapers included within discontinued operations were as follows:

(in thousands)
	2005	2004
Revenues	$96,743	$97,151
Operating income	$25,219	$27,221
Income before income taxes	$25,050	$27,223
Income taxes	$10,250	$11,011
Net income	$14,800	$16,212

Depreciation and amortization	$2,462	$2,676

Segment Data

As discussed earlier, during the first quarter of 2006 we established a new organizational structure pursuant to which we organize and report our business segments around three markets: consumer media, enterprise media, and local media.  Previously reported segment results of operations were restated to reflect these changes, which did not impact total consolidated results of operations.  We continue to report certain administrative activities under corporate.

Financial Data by Business Segment

(in thousands)
	2006	2005	2004
Revenues:
Consumer media	$1,123,476	$1,042,656	$1,025,782
Enterprise media	408,616	380,340	304,232
Local media	252,211	249,951	244,293
Segment eliminations	(433)	-	-
Consolidated revenues	$1,783,870	$1,672,947	$1,574,307

Operating Income (Loss):
Consumer media	$33,987	$(2,557)	$34,843
Enterprise media	102,875	91,502	75,676
Local media	48,200	54,530	61,894
Corporate	(37,420)	(36,019)	(33,528)
Segment operating income	147,642	107,456	138,885

Restructuring and other items, net	(43,058)	(11,367)	(3,932)
Consolidated operating income	$104,584	$96,089	$134,953

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

On January 21, 2005, we completed the acquisition of MarketWatch and integrated MarketWatch’s online, newsletters, television and radio content businesses into the consumer media segment, while MarketWatch Licensing Services was integrated into Dow Jones Licensing Services, a part of the enterprise media segment.

Consumer Media – 2006 Compared to 2005:

(in thousands)			Increase/(Decrease)
	2006	2005	Amount	Percent
Revenues:
U.S. media:
Advertising	$714,697	$650,804	$63,893	9.8%
Circulation and other	331,656	316,221	15,435	4.9
Total U.S. media	1,046,353	967,025	79,328	8.2

International media:
Advertising	47,691	46,559	1,132	2.4
Circulation and other	29,432	29,072	360	1.2
Total international media	77,123	75,631	1,492	2.0

Total Consumer Media:
Advertising	762,388	697,363	65,025	9.3
Circulation and other	361,088	345,293	15,795	4.6
Total revenue	1,123,476	1,042,656	80,820	7.8

Operating expenses	1,089,489	1,045,213	44,276	4.2
Operating income (loss)	$33,987	$(2,557)	$36,544	-

Operating margin	3.0%	(0.2)%

Revenues

Consumer media revenues for 2006 increased $80.8 million, or 7.8%, driven by revenue growth at all print editions of the Journal, Dow Jones Online and Barron’s.

U.S. Media:

Advertising Revenue

U.S. advertising revenue increased $63.9 million, or 9.8%, on higher revenue at the U.S. Journal (up 8.8%) reflecting higher yield and volume and higher advertising revenue at Dow Jones Online (up 21%).  On an adjusted basis, including MarketWatch revenues in the respective periods prior to our acquisition in January 2005, online advertising revenue was up 19%.  Color advertising pages in the print Journal increased 13%, and color premium revenue was up 23%.

Advertising Volume Statistics:

	2006		2005
	% of Total	Increase/ (Decrease)	% of Total	Increase/ (Decrease)
General (1)	38	4.8%	38	1.4%
Technology (2)	15	(3.0)	17	(6.7)
Financial (3)	19	11.3	18	(13.7)
Classified (4)	28	10.0	27	12.4
Total U.S. Journal(5)	100	6.0	100	(0.7)

Barron’s	-	0.7	-	(12.5)

(1) General advertising linage in 2006 increased on higher general B2B, consumer electronic and luxury advertising, partially offset by declines in auto advertising.

(2) Technology advertising was lower in 2006 on declines in all categories except communications and office products advertising.

(3) Financial advertising increased in 2006 on higher tombstone, brokerage and insurance advertising which more than offset declines in retail banking advertising.

(4) Classified and other advertising linage is our lowest yielding advertising category.

(5) General, technology and financial advertising for all years have been reclassified to conform to the 2006 presentation.

Circulation and other revenue

Circulation and other revenue for U.S. media increased $15.4 million, or 4.9%, driven by continued strong subscription growth at WSJ.com coupled with higher circulation revenues at The Wall Street Journal.  The WSJ.com Web site continues to be the largest paid subscription news site on the Internet, while also increasing the subscription price during 2005.  Also contributing to the increase was Barrons.com which was created as a stand-alone paid site in January 2006 and has grown to 73,000 subscribers at the end of the year.

Key metrics were as follows:

(in thousands)	2006	2005	Increase/ (Decrease)
The Wall Street Journal average circulation	1,733	1,739	(0.3)%
Barron’s average circulation	309	298	3.7

WSJ.com paid subscriptions	811	768	5.6
Barrons.com paid subscriptions	73	-	-

Average monthly unique visitors to WSJ.com	3,540	3,771	(6.1)
WSJ.com average monthly page views	109,087	96,808	12.7

Average monthly unique visitors to MarketWatch.com	5,110	5,968	(14.4)
MarketWatch.com average monthly page views	197,858	189,709	4.3

Average monthly unique visitors to Dow Jones Online	7,768	8,618	(9.9)
Dow Jones Online average monthly page views	311,642	286,517	8.8

International Media:

International media revenues increased $1.5 million, or 2%, to $77.1 million as higher revenue from The Wall Street Journal Asia was partially offset by lower revenues from the Far Eastern Economic Review (FEER) and at The Wall Street Journal Europe.  In October 2005, the Asian and European editions of the Journal were re-launched in new compact formats with enhanced linkages between print and online editions.  International print circulation and other revenues increased $0.4 million, or 1.2%, primarily from higher royalty revenue, partially offset by lower circulation revenue at FEER and The Wall Street Journal Europe.

Volume Statistics

	2006	2005
Change in advertising linage:
The Wall Street Journal Asia	5.5%	2.3%
The Wall Street Journal Europe	(1.6)%	1.6%

Combined average circulation (in thousands)	170	169

Operating Expenses

Consumer media’s operating expenses increased $44.3 million, or 4.2%, largely due to higher incremental costs from a full year of Weekend Edition, launched September 2005, and our Journal redesign initiative as higher marketing, print delivery and incentive compensation expenses were offset in part by lower depreciation expense.  Newsprint costs increased 13.2%, reflecting a 9.4% and 3.4% increase in newsprint prices and consumption, respectively.  The number of full-time employees in the consumer media segment decreased 4.9% compared to last year.

Operating Income (loss)

Consumer media’s 2006 operating income was $34 million (3% of revenues), compared to a loss of $2.6 million in 2005, reflecting improved results at our print publications and strong results at Dow Jones Online, partially offset by losses related to Weekend Edition.

Consumer Media – 2005 Compared to 2004:

(in thousands)			Increase/(Decrease)
	2005	2004	Amount	Percent
Revenues:
U.S. media:
Advertising	$650,804	$639,785	$11,019	1.7%
Circulation and other	316,221	304,188	12,033	4.0
Total U.S. media	967,025	943,973	23,052	2.4

International media:
Advertising	46,559	48,630	(2,071)	(4.3)
Circulation and other	29,072	33,179	(4,107)	(12.4)
Total international media	75,631	81,809	(6,178)	(7.6)

Total Consumer Media:
Advertising	697,363	688,415	8,948	1.3
Circulation and other	345,293	337,367	7,926	2.3
Total revenue	1,042,656	1,025,782	16,874	1.6

Operating expenses	1,045,213	990,939	54,274	5.5
Operating (loss) income	$(2,557)	$34,843	$(37,400)	-

Operating margin	(0.2)%	3.4%

Revenues

Consumer media revenues for 2005 increased $16.9 million, or 1.6%, primarily driven by the MarketWatch acquisition and strong organic online revenue growth, partially offset by weakness in print advertising revenue.

U.S. Media:

Advertising Revenue

U.S. advertising revenue increased $11 million, or 1.7%, on higher revenue at Dow Jones Online (up 132%) partially offset by lower advertising yield and linage at The Wall Street Journal as well as lower television advertising revenue.  On an adjusted basis, including MarketWatch revenues in the respective periods prior to our acquisition in January 2005, online advertising revenue was up 8% and U.S. media advertising revenues were down 3%.  Color advertising pages increased 6%, and color premium revenue was up 19%.

Advertising Volume Statistics:

	2005		2004
	% of Total	Increase/ (Decrease)	% of Total	Increase/ (Decrease)
General (1)	38	1.4%	37	2.7%
Technology (2)	17	(6.7)	18	(21.5)
Financial (3)	18	(13.7)	21	7.4
Classified (4)	27	12.4	24	8.9
Total U.S. Journal(5)	100	(0.7)	100	(0.5)

Barron’s	-	(12.5)	-	11.7

(1) General advertising linage increased in 2005 on higher general B2B advertising, partially offset by declines in auto, travel and pharmaceutical advertising.

(2) Technology advertising was lower in 2005 on declines in all categories except personal computers and office products.

(3) Financial advertising was lower in 2005 on declines in wholesale, mutual funds and advisory advertising which more than offset increases in tombstone and retail banking advertising.

(4) Classified and other advertising linage is our lowest yielding advertising category.

(5) General, technology and financial advertising for all years has been reclassified to conform to the 2006 presentation.

Circulation and other revenue

Circulation and other revenue for U.S. media increased $12 million, or 4%, to $316.2 million, driven by continued strong subscription growth at WSJ.com.  The decline in average circulation at The Wall Street Journal, as reflected below, was largely due to fewer bulk sale copies.  The WSJ.com Web site continued to be the largest paid subscription news site on the Internet, while also increasing the subscription price during 2005.

Key metrics were as follows:

(in thousands)	2005	2004	Increase/ (Decrease)
The Wall Street Journal average circulation	1,739	1,810	(3.9)%
Barron’s average circulation	298	299	(0.3)

WSJ.com subscribers	768	712	7.9
Average monthly unique visitors to WSJ.com	3,771	3,119	20.9
WSJ.com average monthly page views	96,808	73,467	31.8

Average monthly unique visitors to MarketWatch.com	5,968	6,914	(13.7)
MarketWatch.com average monthly page views	189,709	n/a	n/a

Average monthly unique visitors to Dow Jones Online	8,618	8,894	(3.1)
Dow Jones Online average monthly page views	286,517	n/a	n/a

International Media:

International media revenues declined $6.2 million, or 7.6%, to $75.6 million as increased advertising at The Wall Street Journal Europe and The Wall Street Journal Asia was more than offset by lower revenues from FEER, due to the repositioning from a weekly to a monthly publication that occurred during the fourth quarter of 2004.  In October 2005, the Asian and European editions of the Journal were re-launched in new compact formats with enhanced linkages between print and online editions.  International print circulation and other revenues declined $4.1 million, or 12.4%, also due to the repositioning of FEER.

Volume Statistics

	2005	2004
Change in advertising linage:
The Wall Street Journal Asia	2.3%	(3.3)%
The Wall Street Journal Europe	1.6%	(3.5)%
Combined average circulation (in thousands)	169	167

Operating Expenses

Consumer media’s operating expenses increased $54.3 million, or 5.5%, to $1.05 billion, largely due to the acquisition of MarketWatch (representing three percentage points), investments in Weekend Edition and higher marketing and newsprint expenses.  Newsprint costs increased 10.1%, reflecting an 11.7% increase in newsprint prices, partially offset by a 1.5% decline in consumption.  The number of full-time employees in the consumer media segment increased 8% (down 2% excluding MarketWatch) as compared to 2004.

Operating (Loss) Income

Consumer media’s 2005 operating loss was $2.6 million compared to income of $34.8 million in 2004 (3.4% of revenues), reflecting planned dilution related to Weekend Edition as well as reduced profits at the U.S. Journal and U.S. television, partially offset by higher profits at Dow Jones Online and reduced losses at the international editions.

Enterprise Media

Enterprise media is managed as one segment as it comprises product offerings under the Dow Jones brand and offers business and financial information content to other businesses and financial professionals around the globe.  Its exclusive business and financial content is highly valued by its customers.  In addition, its product offerings rely on advanced delivery technology to meet customer’s needs and part of this segment’s overall strategy is to add more value to content with technology-enabled, well-designed and conveniently delivered enhancements and new products.  It has a shared information technology infrastructure, including a product development group that develops tools used in all of the offerings.  Enterprise media’s revenues are primarily subscription-based and the segment is comprised of Dow Jones Newswires, Dow Jones Financial Information Services, Dow Jones Indexes, Dow Jones Reprints/Permissions, Dow Jones Licensing Services and Factiva.

On December 15, 2006, we acquired the remaining 50% interest of Dow Jones Reuters Business Interactive LLC (Factiva) that we did not already own from our joint venture partner, Reuters Group Plc. (Reuters).  This acquisition will nearly double the revenue of our enterprise media segment and substantially expand its global reach.  Factiva is the leading provider of global business content, research products and services to global enterprises mainly in the finance, corporate, professional services and government sectors and has more than 1.6 million paying subscribers.  We are integrating Factiva with the complementary offerings within the enterprise media segment.

On January 21, 2005, we completed the acquisition of MarketWatch.  Its online, newsletters, television and radio content businesses were integrated into the consumer media segment, while its licensing services business was integrated into Dow Jones Licensing Services within enterprise media.  Dow Jones Licensing Services is a leading licensor of news, data, investment tools and other online applications to financial services firms, media companies, and corporations for use mainly on their intranets and retail Web sites.

Enterprise Media – 2006 Compared to 2005:

(in thousands)			Increase/(Decrease)
	2006	2005	Amount	Percent
Revenues:
Dow Jones Newswires/FIS:
North America	$190,441	$187,770	$2,671	1.4%
International	79,870	69,929	9,941	14.2
Dow Jones Newswires/FIS	270,311	257,699	12,612	4.9

Dow Jones Indexes and other	74,602	66,358	8,244	12.4
Dow Jones Licensing Services	51,826	56,283	(4,457)	(7.9)
Factiva, net(*)	11,877	-	11,877	-
Total revenue(*)	408,616	380,340	28,276	7.4

Operating expenses	305,741	288,838	16,903	5.9
Operating income	$102,875	$91,502	$11,373	12.4

Operating margin	25.2%	24.1%

(*) Includes Factiva, which was acquired December 15, 2006, and the elimination of post-acquisition intra-segment revenue earned by Dow Jones Newswires of $467 thousand.

Revenues

Enterprise media revenues increased $28.3 million, or 7.4%, to $408.6 million, driven by the acquisition of Factiva and organic revenue growth at Dow Jones Newswires/FIS and Dow Jones Indexes and other, partially offset by lower revenues from Dow Jones Licensing Services.  On an adjusted basis, including Factiva revenues in the respective periods prior to our acquisition in December 2006, total revenue was up approximately 3%.

Dow Jones Newswires / FIS

Dow Jones Newswires revenue increased $12.6 million, or 4.9%, to $270.3 million as international and North America revenues increased $9.9 million and $2.7 million, respectively.

(in thousands)	2006	2005	Increase/ (Decrease)
Dow Jones Newswires terminals(*)	298	304	(2.0)%

(*) The number of English-language terminals carrying Dow Jones Newswires decreased 6,000 compared to last year as an increase of 5,000 terminals internationally was offset by an 11,000 terminal decrease in North America.

Dow Jones Indexes and other

Dow Jones Indexes and other revenues, which include the Dow Jones Indexes and reprints/permissions businesses, increased $8.2 million, or 12.4%, to $74.6 million, on growth in assets under management and continued strength in commodity-related financial products, partially offset by lower revenue from derivative-based products.  The decrease in the derivative-based products reflects the discontinuance of a portion of a contract from a large client due to their loss of exclusive access to our DIAMONDS exchange-traded funds (ETF) option resulting from an adverse intellectual property ruling and a reduction of assets underlying our Diamonds ETF.

Dow Jones Licensing Services

Dow Jones Licensing Services declined $4.5 million, or 7.9%, to $51.8 million, reflecting online broker consolidation along with increased competition, which is depressing pricing.

Operating Expenses

Enterprise media expenses were up $16.9 million, or 5.9%, to $305.7 million, largely due to incremental expenses from the acquisition of Factiva (representing four percentage points) and higher compensation costs, partially offset by lower royalty and depreciation expenses.  The number of full-time employees in the enterprise media segment at December 31, 2006 was up 42% from a year ago due to the acquisition of Factiva.

Operating Income

Enterprise media’s operating income was $102.9 million (25.2% of revenues), an improvement of $11.4 million, or 12.4%, over 2005 operating income of $91.5 million (24.1% of revenues), primarily driven by increased profits at Dow Jones Newswires and Dow Jones Indexes, partially offset by a decline in profits at Dow Jones Licensing Services.

Enterprise Media – 2005 Compared to 2004:

(in thousands)			Increase/(Decrease)
	2005	2004	Amount	Percent
Revenues:
Dow Jones Newswires/FIS:
North America	$187,770	$180,646	$7,124	3.9%
International	69,929	56,669	13,260	23.4
Dow Jones Newswires/FIS	257,699	237,315	20,384	8.6

Dow Jones Indexes and other	66,358	53,398	12,960	24.3
Dow Jones Licensing Services	56,283	13,519	42,764	316.3
Total revenue	380,340	304,232	76,108	25.0

Operating expenses	288,838	228,556	60,282	26.4
Operating income	$91,502	$75,676	$15,826	20.9

Operating margin	24.1%	24.9%

Revenues

Enterprise media revenues increased $76.1 million, or 25%, to $380.3 million, driven by acquisitions and strong organic revenue growth at all businesses.

Dow Jones Newswires / FIS

Dow Jones Newswires revenue increased $20.4 million, or 8.6%, to $257.7 million (up 4.2% excluding acquisitions made during 2004).  Revenues in North America increased $7.1 million and internationally increased $13.3 million, driven almost entirely by acquisitions.

(in thousands)			Increase/
	2005	2004	(Decrease)
Dow Jones Newswires terminals(*)	304	298	2.0%

(*) The number of English-language terminals carrying Dow Jones Newswires increased 6,000 compared to 2004 as an increase of 10,000 terminals internationally was partially offset by a 4,000 terminal decrease in North America.

Dow Jones Indexes and other

Dow Jones Indexes and other revenues, which include the Dow Jones Indexes and reprints/permissions businesses, increased $13 million, or 24.3%, to $66.4 million from continued growth in the number of licensees and indexes published.

Dow Jones Licensing Services

Dow Jones Licensing Services increased $42.8 million to $56.3 million almost entirely due to the acquisition of the MarketWatch licensing business.

Operating Expenses

Enterprise media expenses were up $60.3 million, or 26.4%, to $288.8 million, largely due to acquisitions in 2005 and 2004, with the remainder of the increase primarily from higher compensation, facilities and marketing costs.  The number of full-time employees in the enterprise media segment was up 1.7% from 2004 mainly due to acquisitions.

Operating Income

Enterprise media’s operating income was $91.5 million (24.1% of revenues), an improvement of $15.8 million, or 20.9%, over 2004 operating income of $75.7 million (24.9% of revenues) and was driven primarily by increased profits at Dow Jones Licensing Services, due to acquisitions, and Dow Jones Indexes and other.

Local Media

Local media, formerly known as community media, includes the operations of Ottaway Newspapers, which publishes daily newspapers, weekly newspapers and “shoppers” in the U.S.

On December 5, 2006, we completed the sale of the non-real estate assets of six local media newspapers that historically represented about 30% of the revenues and profits of this segment.  The six papers sold were: the News-Times of Danbury, CT; The Daily Star of Oneonta, NY; the Press-Republican of Plattsburgh, NY; the Santa Cruz Sentinel (Santa Cruz, CA); The Daily Item of Sunbury, PA; and the Traverse City Record-Eagle (Traverse City, MI).

These newspapers are presented as discontinued operations pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Further, the results of the six newspapers were excluded from our segment results for all periods presented.

Local Media – 2006 Compared to 2005:

(in thousands)			Increase/(Decrease)
	2006	2005	Amount	Percent
Revenues:
Advertising	$192,247	$190,849	$1,398	0.7%
Circulation and other	59,964	59,102	862	1.5
Total revenue	252,211	249,951	2,260	0.9

Operating expenses	204,011	195,421	8,590	4.4
Operating income	$48,200	$54,530	$(6,330)	(11.6)

Operating margin	19.1%	21.8%

Revenues

Local media revenue was up $2.3 million, or 0.9%, to $252.2 million on a 0.7% increase in advertising revenue as a 7.4% decline in linage was more than offset by higher advertising rates and preprint revenue as well as a 56% increase in internet advertising revenues.

Volume Statistics:

	2006	2005
Change in advertising linage (*)	(7.4)%	(2.5)%
Combined average circulation (in thousands)	282	289

(*) The decline in advertising linage primarily reflected declines in all categories except for legal notices.

Operating Expenses

Local media expenses increased $8.6 million, or 4.4%, to $204 million, primarily as a result of higher expenses related to employee pensions and compensation and marketing expenses.  Depreciation and amortization expense increased 9% to $11 million from $10.1 million last year.  Newsprint expense increased 0.9% as a result of a 6.5% increase in newsprint prices, which was partially offset by a 5.3% decrease in consumption.  The number of full-time employees in the local media segment was flat as compared to last year.

Operating Income

Operating income in 2006 was $48.2 million (19.1% of revenues) compared with income last year of $54.5 million (21.8% of revenues).

Local Media – 2005 Compared to 2004:

(in thousands)			Increase/(Decrease)
	2005	2004	Amount	Percent
Revenues:
Advertising	$190,849	$184,633	$6,216	3.4%
Circulation and other	59,102	59,660	(558)	(0.9)
Total revenue	249,951	244,293	5,658	2.3

Operating expenses	195,421	182,399	13,022	7.1
Operating income	$54,530	$61,894	$(7,364)	(11.9)

Operating margin	21.8%	25.3%

Revenues

Local media revenue was up $5.7 million, or 2.3%, to $250 million on a 3.4% increase in advertising revenue as a 2.5% decline in linage was more than offset by higher advertising rates and preprint revenue as well as a 28% increase in internet advertising revenues.

Volume statistics:

	2005	2004
Change in advertising linage (*)	(2.5)%	5.1%
Combined average circulation (in thousands)	289	290

(*) The decline in advertising linage primarily reflected double digit declines in auto classified advertising, which exceeded the gains in real estate classified advertising.

Operating Expenses

Local media expenses increased $13 million, or 7.1%, to $195.4 million primarily as a result of higher compensation, outside services, newsprint and depreciation expenses.  Expenses in 2005 also included increased training and other one-time costs from a new local media-wide Internet initiative and content management system.  Depreciation and amortization expense increased 12% to $10.1 million from $9 million in 2004.  Newsprint expense increased 7.8% as a result of a 10.6% increase in newsprint prices, which was partially offset by a 2.5% decrease in consumption.  The number of full-time employees in the local media segment increased 2.6% as compared to 2004.

Operating Income

Operating income in 2005 was $54.5 million (21.8% of revenues) compared with 2004 income of $61.9 million (25.3% of revenues).

Certain Items Affecting Comparisons

The following tables summarize certain items affecting comparisons by year:

(in millions, except	2006			2005			2004
per share amounts)	Operating	Net	EPS	Operating	Net	EPS	Operating	Net	EPS

Restructuring and other items, net (a)	$(43.1)	$(25.8)	$(.31)	$(11.4)	$(6.9)	$(.08)	$(3.9)	$(2.3)	$(.03)
Contract guarantee (b)		62.6	.75		(4.1)	(.05)		(6.9)	(.08)
Included in other, net (c):
Gain on disposition of investments					8.3	.10		1.8	.02
Included in income taxes (d):
Certain income tax matters		21.4	.25		10.0	.12		7.2	.09
Included in equity in earnings (losses) of associated companies, net of tax (e):
Gain on disposition of equity investments		14.3	.17		9.4	.11
Restructuring by an equity investment					(1.3)	(.02)
Write-down of equity investments					(36.7)	(.44)
Included in discontinued operations (f):
Gain on sale of local media newspapers		132.1	1.57
Reversal of tax valuation allowance		89.4	1.07
Total(*)	$(43.1)	$294.0	$3.51	$(11.4)	$(21.4)	$(.25)	$(3.9)	$(0.3)	$ -

(*) Amounts may not equal total due to rounding.

(a) Restructuring and other items, net:

During 2006, 2005 and 2004, we recorded net restructuring and other charges of $43.1 million, $11.4 million and $3.9 million, respectively.

2006

In the fourth quarter of 2006, we recorded a restructuring charge of $15.4 million ($9.3 million, net of taxes), primarily related to the integration of Factiva within enterprise media as well as other initiatives across our businesses.   Approximately 160 full-time employees were affected.

During the second quarter of 2006, we recorded a net charge of $6.8 million, reflecting a restructuring charge of $9.9 million ($6 million, net of taxes), partially offset by a gain of $3.1 million ($1.9 million, net of taxes) on the sale of certain fixed assets.  The restructuring resulted in the elimination of certain positions in technology, circulation and administrative support in favor of outsource vendors.  In total, approximately 250 full-time and 500 part-time employees were affected.

During the first quarter of 2006, we recorded a charge of $20.9 million ($12.5 million, net of taxes) related to the reorganization of our business.  The charge included employee severance related to the elimination of certain senior level positions, as well as additional workforce reductions at other areas of the business identified as part of the reorganization.  In total, approximately 65 full-time employees were affected.

2005

In the second quarter of 2005, we recorded a restructuring charge of $11.4 million ($6.9 million, net of taxes) for employee severance related to a workforce reduction of about 120 full-time employees.  Most of the charge related to our efforts to reposition our international print and online operations but also included staff reductions at other parts of the business.

2004

During 2004, we recorded a net charge of $3.9 million ($2.3 million, net of taxes) including a restructuring charge of $6.7 million for workforce reductions partially offset by the reversal of a $2.8 million reserve related to a previously abandoned office lease which was reoccupied in 2004.

The restructuring charge of $6.7 million ($4.0 million, net of taxes) primarily reflected severance of about 100 employees in connection with our decision to publish FEER as a monthly periodical beginning in December 2004, with the balance of the charge related to headcount reductions in circulation and international operations.  The reversal of the remaining lease obligation of $2.8 million ($1.7 million, net of taxes) related to a previously abandoned floor at our headquarters at the World Financial Center which sustained damage as a result of the terrorist attacks and was subsequently reoccupied.

See Note 5 for additional information on restructuring.

(b) Contract guarantee:

On March 13, 2006, we entered into a definitive settlement agreement to conclude all litigation relating to our obligations under a contract guarantee issued in 1995 to Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC).  Pursuant to the settlement agreement, we agreed to pay an aggregate of $202 million to Cantor and MDC, which was below the $265 million contractual obligation that we had previously reserved.  Accordingly, we recorded a benefit in the first quarter of 2006 of $62.6 million.  For tax purposes, the settlement payment was treated as a capital loss which we could carry forward for five years as an offset to capital gains.   This tax capital loss was offset in 2006 by capital gains from the Ottaway paper sales.  We financed the $202 million payment with commercial paper.

(c) Special items included in other, net:

Gain on disposition of investments

During the second quarter of 2005, we completed an exchange of cross shareholdings with the von Holtzbrinck Group.  In exchange for our 10% interest in Handelsblatt, we received the remaining 10% minority interest in The Wall Street Journal Europe that we did not already own; an 11.5% increase in our interest in Economia, effectively increasing our interest to 23%; and $6 million in cash.  We recorded a gain of $13.2 million ($8.3 million, net of taxes) in connection with the disposal of our interest in Handelsblatt.

In April 2004, simultaneous with the our acquisition of the remaining interest in the news operations of Vereinigte Wirtschaftsdienste GmbH (VWD), VWD sold its non-news assets to a third party, resulting in cash proceeds of $6.7 million.  As a result of this sale, we recorded a gain of $3.3 million ($1.8 million, net of taxes) in the second quarter of 2004.

(d) Special items included in income taxes:

2006

In the fourth quarter of 2006, we recorded a tax benefit of $13.9 million as a result of a favorable resolution of certain federal and state tax matters.  In October 2006, an agreement was concluded pursuant to the tax treaty between the U.S. and the United Kingdom which eliminated the uncertainty of deducting certain foreign losses for U.S. tax purposes.  In addition, certain state statutes of limitations expired during the fourth quarter and as a result we adjusted our tax accounts accordingly.

In the third quarter of 2006, we recorded a tax benefit of $7.2 million and related interest income of $0.4 million as a result of the expiration of certain state statute of limitations and a federal tax refund.

2005

In the fourth quarter of 2005, we received a federal tax refund, including interest, related to the settlement of claims from previously filed returns.  Pursuant to the settlement of these claims, during the fourth quarter of 2005, we recorded an adjustment of $8 million to our tax accounts and recorded interest income of $1.4 million ($0.9 million, net of taxes).  The total impact of these items was an increase in net income of $8.9 million ($.11 per diluted share).  Additionally, in the third quarter 2005, we recorded an adjustment of $1.1 million ($.01 per diluted share) to our tax accounts as a result of other tax matters.

2004

Income tax expense in 2004 included tax benefits of $7.2 million as a result of the favorable resolution of certain federal tax matters primarily reflecting the expiration of statute of limitations.

(e) Special items included in equity in earnings (losses) of associated companies, net of tax:

Gain on disposition of equity investments

In December 2006, we completed the sale of our 23% interest in Economia, a publishing company with newspapers in the Czech Republic and Slovakia, to majority owner Verlagsgruppe Handelsblatt GmbH for approximately $20 million. We recorded a gain from the sale of $14.3 million.  The transaction was largely tax free as the reversal of a deferred tax valuation allowance related to the utilization of capital loss carryforwards offset the tax on capital gains on the sale.  Proceeds were used to pay down debt.

In April 2005, we concluded the sale of our 39.9% minority interest in F.F. Soucy Inc., a Canadian newsprint mill, to its majority owner, Brant-Allen Industries, Inc.  The proceeds from the sale price of $40 million in cash were used to reduce our commercial paper borrowings.  We recorded an after-tax gain of $9.4 million in the second quarter.

Restructuring by an equity investment

During the fourth quarter of 2005, Dow Jones Reuters Business Interactive LLC (Factiva), then a 50% equity investee, recorded a restructuring charge of $4.3 million primarily reflecting employee severance and termination of an operating lease.   Our share of this restructuring charge was $2.1 million ($1.3 million, net of taxes).

Write-down of equity investments

In December 2005, we completed the disposal of our 50% interests in both CNBC Europe and CNBC Asia (collectively CNBC International), as well as our 25% interest in CNBC World, to NBC Universal for nominal consideration.

In the second quarter of 2005, in connection with the binding agreement reached with NBC Universal, we determined that an other-than-temporary decline in the value of our investments in CNBC International and CNBC World had occurred and, as a result, we recorded a charge of $36.7 million, largely reflecting the write-down of the investments’ carrying value ($32 million), with the remainder primarily reflecting the additional firmly committed cash payment for which we received no future economic benefit.

(f) Included in discontinued operations:

Sale of Six Local Media Newspapers

In December 2006, we completed the sale of the non-real estate assets of six local media newspapers and recorded a pre-tax gain of $219.5 million ($132.1 million, net of taxes).  Refer to Note 4 for additional information on this transaction.

Reversal of tax valuation allowance

Based on our entering a definitive agreement to sell the six local media newspapers and the expectation the transaction would close in 2006, we concluded that it was more likely than not that we would utilize a portion of our capital loss carryforwards, which were previously subject to a valuation allowance.  Accordingly, during the third quarter of 2006, we reversed $89.4 million ($1.07 per diluted share) of the previously recorded valuation allowance to recognize the expected tax benefit.  This tax benefit was included in net income from discontinued operations as the sales closed during 2006.

Income Taxes

The effective income tax rates were as follows for the periods presented:

	2006	2005	2004
Effective income tax rate	5.9%	28.8%	35.0%
Effective income tax rate, adjusted for the
items identified in table below	39.7%	37.2%	38.5%

The effective income tax rates were affected by certain transactions, which are detailed below.

	2006			2005			2004
(dollars in millions)	Income	Pretax	Effective	Income	Pretax	Effective	Income	Pretax	Effective
	Taxes	Income	Tax Rate	Taxes	Income	Tax Rate(1)	Taxes	Income	Tax Rate	(1)

Reported	$8.0	$136.1	5.9%	$26.2	$90.7	28.8%	$45.0	$128.5	35.0%

Adjusted to remove:
Contract guarantee		62.6			(4.1)			(6.9)
Gain on disposition of cost investments				5.0	13.2
Certain income tax matters	(21.0)	0.4		(8.6)	1.4		(7.2)
Adjusted	$29.0	$73.1	39.7%	$29.8	$80.2	37.2%	$52.2	$135.4	38.5%

(1) Amounts may not equal calculated rate due to rounding.

Capital Loss Carryforward Valuation Allowance

In 2006, through divestitures, we generated tax capital gains of approximately $264 million, which were offset by a tax capital loss of $202 million resulting from the contract guarantee settlement in early 2006 and available capital loss carryforwards.  At the end of 2006, approximately $93 million of available capital loss carryforwards expired.

Net Operating Loss Carryforward- acquired

As part of the MarketWatch acquisition, we acquired a net operating loss carryforward of approximately $113.9 million (a deferred tax asset of about $43.9 million).  Approximately $90 million of this loss carryforward was utilized through 2006.  As of December 31, 2006, the remaining loss carryforward was $23.9 million (a deferred tax asset of about $11.5 million).  As of December 31, 2005, the remaining loss carryforward was $93.9 million (a deferred tax asset of about $36.6 million).

Liquidity and Capital Resources

Overview

The primary source of our liquidity is cash flow from operating activities.  The key component of operating cash inflow is cash receipts from advertising customers and subscribers to our print and online publications and electronic information services.  Operating cash outflows include payments to vendors for raw materials, content, services and supplies, payments to employees, and payments of interest and income taxes.  Certain employee compensation, such as bonuses and payments to our defined contribution pension plan, are paid annually in the first quarter of the year.

Our liquidity requirements may be funded, if necessary, through the issuance of commercial paper, bank loans, debt or equity securities.  Debt outstanding at December 31, 2006 was $447.1 million compared with debt outstanding of $472.4 million at the end of 2005.  Debt at December 31, 2006 consisted of 3-year bonds totaling $225 million maturing on February 15, 2008 and commercial paper of $222.1 million with various maturities of less than a year.  It is currently our intent to manage our commercial paper borrowings as short-term obligations.

As of December 31, 2006, we have available credit agreements totaling $485 million: $185 million through June 23, 2011 and $300 million through June 21, 2009 under our multiyear revolving credit agreements with several banks.  The revolving credit agreements contain restrictive covenants, including a limitation on the ratio of consolidated indebtedness to consolidated cash flow of 3.5x.  At December 31, 2006, we were in compliance with respect to all restrictive covenants then in effect, with the leverage ratio equaling 1.8x.

Borrowings under the revolving credit agreements may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, our certificate of deposit rate or the federal funds rate.  A quarterly fee is payable on the commitments which we may terminate or reduce at any time.  The quarterly fee, which is dependent on our debt rating issued by S&P and Moody's, was .08% at December 31, 2006.  As of December 31, 2006 and December 31, 2005, no amounts were borrowed under the revolving credit lines.

Future Liquidity and Capital Resources Requirements

In 2007, we expect our beginning cash balance and cash provided by operations to be sufficient to meet our recurring operating commitments, pay dividends and fund capital expenditures of about $100 million, which includes approximately $33 million related to our color print expansion project and other Journal initiatives.  After funding capital expenditures and dividends, we anticipate that remaining excess cash flow from operations will be used to reduce and service our debt.  We expect that as our commercial paper borrowings reach maturity they will be reissued at prevailing interest rates and that our fixed rate bonds will be replaced with another debt facility on or before maturity in February 2008.  On February 20, 2007, we entered into a $100 million 18-month credit agreement, with substantially similar restrictive covenants as our other credit agreements, which may be used to support commercial paper obligations.

Credit Ratings

On November 22, 2006, Standard & Poor’s (S&P), a credit ratings agency, downgraded by one notch our senior unsecured debt rating to BBB and indicated that our outlook is stable.  On October 31, 2006, Fitch Ratings (Fitch) downgraded by one notch our senior unsecured debt rating to BBB+ and removed the negative rating watch placed on us on March 14, 2006 due to the litigation settlement with Cantor and MDC.  Concurrently, Fitch affirmed our commercial-paper ratings but put the long-term rating outlook to negative, citing general pressure faced by traditional advertising-based media as well as integration and execution risk associated with various initiatives including the web width reduction, color capacity expansion, outsourcing initiatives and the Factiva acquisition.  In the first quarter of 2006, Moody’s Investors Service (Moody’s) another credit rating agency, lowered our long-term credit rating one notch after the settlement of litigation with Cantor and MDC.

Credit Ratings
	Long Term	Short Term
Standard & Poor’s	BBB	A-2
Moody’s	Baa1	P-2
Fitch	BBB+	F2

The credit ratings listed above have not, despite the recent downgrades, significantly affected our ability to issue or rollover our outstanding commercial paper borrowings at this time.  We maintain the aforementioned lines of credit with commercial banks, as well as cash and cash equivalents held by U.S. and foreign-based subsidiaries, to serve as alternative sources of liquidity and to support our commercial paper program.

Cash Flow Summary

The six local media newspaper businesses that were sold are presented as discontinued operations.  In our statement of cash flows, the cash flows related to these discontinued operations are separately identified within each of the categories, as applicable.  We do not expect the absence of cash flows from discontinued operations to materially affect our future liquidity and capital resources.

(in millions)
	2006	2005	2004
Net cash provided by operating activities(1)	$47.0	$197.5	$251.9
Net cash provided by (used in) investing activities	50.7	(472.5)	(174.4)
Net cash (used in) provided by financing activities	(94.9)	268.0	(82.2)
Effect of currency exchange rate changes on cash	(0.2)	0.3	(1.5)

Increase (decrease) in cash and cash equivalents(2)	2.6	(6.6)	(6.3)
Cash and cash equivalents at beginning of year	10.6	17.2	23.5
Cash and cash equivalents at December 31	$13.2	$10.6	$17.2

(1)  Includes a $202 million settlement payment of a contract guarantee to Cantor/MDC in 2006.

(2) The sum of the individual amounts may not equal calculated amount due to rounding.

Cash flow from discontinued operations, which is included in the summary above, was as follows:

(in millions)
	2006	2005	2004
Net cash provided by operating activities of discontinued operations	$12.3	$16.8	$17.1
Net cash provided by (used in) investing activities of discontinued operations	$273.0	$(3.3)	$(1.4)

Operating Activities

Net cash provided by operating activities for 2006 was $47 million, which was down $150.5 million, or 76%, from net cash provided by operations last year.  The decline reflected the $202 million contract guarantee settlement payment as well as higher interest costs, partially offset by increased cash as a result of changes in working capital and higher operating income.

Cash provided by operating activities for 2005 was $197.5 million, which was down $54.4 million, or 22%, from net cash provided by operations for 2004.  The decline was primarily the result of lower operating income as a result of the launch of Weekend Edition coupled with higher interest costs related to the acquisition of MarketWatch in January 2005.

Investing Activities

(in millions)
	2006	2005	2004
Capital expenditures	$(93.3)	$(65.3)	$(76.0)
Divestitures(1)	300.9	48.7	6.5
Acquisitions(2)	(157.2)	(438.6)	(97.7)
Other, principally cash payments from / (funding to) equity investments	0.3	(17.3)	(7.2)
Net cash provided by (used in) investing activities	$50.7	$(472.5)	$(174.4)

(1) Largely comprised of the proceeds from the sale of the six local media newspaper businesses and the Economia investment in 2006; and proceeds from the sale of our F.F. Soucy Inc. investment in 2005.

(2) Largely consisted of payments (net of cash received) to acquire Factiva in 2006; MarketWatch in 2005; and, Alternative Investor in 2004.

Financing Activities

(in millions)
	2006	2005	2004
Cash dividends	$(83.2)	$(82.7)	$(81.8)
Net change in short-term borrowings(*)	(25.3)	101.6	(7.3)
Proceeds from issuance of long-term bonds(*)		224.9
Proceeds from sales under stock compensation plans	13.6	23.5	11.4
Other, net	-	0.7	(4.5)
Net cash (used in) provided by financing activities	$(94.9)	$268.0	$(82.2)

(*) We financed the January 2005 MarketWatch acquisition with commercial paper and the issuance of long-term bonds.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2006:

	Payments due by period
(in millions)	2007	2008-2010	2011-2013	2014 and thereafter	Total(4)
Borrowings(1)	$222.1	$225.0	$-	$-	$447.1
Interest on borrowings	9.6	4.4	-	-	14.0
Lease commitments(2)	55.9	121.6	68.0	73.7	319.2
Purchase commitments and other(3)	147.8	198.4	128.3	13.3	487.8
Total(4)	$435.4	$549.4	$196.3	$87.0	$1,268.1

(1)Borrowings consisted of commercial paper with various maturities of less than a year that totaled $222.1 million and three-year bonds bearing a fixed interest rate of 3.875%, payable semiannually, which mature in February 2008 that totaled $225 million.

(2)Minimum rental commitments under noncancellable leases comprise the majority of the lease obligations presented above.  We expect to fund these commitments with existing cash and cash flows from operations.

(3)Purchase commitments and other primarily represent obligations to purchase newsprint, content and capital expenditures.  The newsprint purchases reflect long-term commitments to purchase certain minimum amounts of tonnage over time.  We have discretion as to the timing of such newsprint purchases and the amounts presented are estimated based on 2007 newsprint prices.  We expect to fund these commitments with existing cash and cash flows from operations.

(4)Of the total outstanding contractual obligations, approximately $482 million is recorded on the balance sheet as of December 31, 2006.

Because their future cash outflows are uncertain, the above table excludes our pension and postretirement benefit plans, deferred taxes, compensation as well as long-term incentive plan accruals.  Additional information regarding our financial commitments at December 31, 2006 is provided in the Notes to our Financial Statements.  See Note 7 – Debt, Note 9 – Commitments and Contingencies and Note 10 – Pension and Other Postretirement Plans.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The accounting estimates and assumptions discussed in this section are those that we consider to be important to understanding our financial statements because they inherently involve significant judgments and estimates on the part of management.  Actual results may differ from estimates.

Revenue Recognition

Advertising revenue, net of commissions, is recognized in the period in which the advertisement is displayed.  Our advertising rate card reflects certain volume-based rate discounts and certain customers also qualify for volume-based bonus advertisements.  These programs require management to make estimates regarding future advertising volume and to adjust billed revenue accordingly.  The estimated adjustments for rate discounts, rebates and bonus advertisements are recorded as reductions of revenue in the periods the advertisements are displayed and are revised as necessary based on actual volume realized.  As of December 31, 2006 and 2005, liabilities for rate, rebate and bonus adjustments totaled $12.8 million and $15.7 million, respectively and were classified accordingly.  Certain online-related advertising revenues are based on the number of "impressions” delivered and are recognized as impressions occur, while other online advertising revenues are based on a fixed duration campaign and are recognized ratably over the term of the campaign.

Revenue recognition from subscriptions to our print and online publications and electronic information services is recognized in income as earned, pro rata on a per-issue basis, over the subscription period.  Circulation revenue includes sales to retail outlets/newsstands, which are subject to returns.  We record these retail sales upon delivery, net of estimated returns.  These estimated returns are based on historical return rates and are revised as necessary based on actual returns experienced.  The sales return reserves totaled approximately $3 million as of December 31, 2006 and 2005.  Costs in connection with the procurement of subscriptions are charged to expense as incurred.  Revenue from licensing the Dow Jones Averages includes both upfront one-time fees and ongoing revenue.  Both upfront fees and ongoing licensing revenue are recognized in income as earned over the license period.

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

Restructuring and Other Related Charges

To streamline operations and rationalize processes, we periodically initiate workforce reductions and record employee severance benefit obligations based on predetermined criteria of existing benefit plans when the workforce reductions are reasonably estimable and probable in accordance with SFAS 112 “Employer’s Accounting for Postemployment Benefits”  or SFAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities,” as appropriate.

Pensions and Other Postretirement Benefits

Certain pensions and other postretirement benefits costs and related obligations are based on actuarial assumptions, including some of our pension plans and the cost of our postretirement medical plan, which provides lifetime health care benefits to retirees who meet specified length of service and age requirements.  These benefit costs are expensed over the employee’s expected employment period.

The majority of our employees who meet specific length of service requirements are covered by defined contribution retirement plans, which are funded currently.  Substantially all employees who are not covered by these plans are covered by defined benefit pension plans based on length of service and age requirements.  At December 31, 2006, our accumulated pension benefit obligation was $194.8 million, of which $172.9 million was funded.  In determining the cost and obligation of the defined pension benefit plans, management must consider such factors as the expected return on plan assets, discount rates, mortality rates and expected employee salary increases.  While we believe that our assumptions are appropriate, significant differences in actual experience or changes in these assumptions would affect the calculation of our projected obligation and cost under the defined benefit pension and postretirement medical plans.  We evaluate our actuarial assumptions annually.  A one quarter of one percentage point decrease in the expected discount rate on our defined benefit pension plans in 2006 would have increased pension expense by approximately $0.8 million.

At December 31, 2006, our postretirement retiree medical benefit obligation was $234.1 million, which is not funded as it is our policy to fund postretirement medical costs as claims are incurred.  In determining the cost of retiree medical costs, some factors that management must consider include the expected increase in health care costs, discount rates and turnover and mortality rates, which are updated periodically based on recent actual trends.  Our discount rate was determined by projecting the plans’ expected future benefit payments, as defined for the projected benefit obligations, and discounting those expected payments using an average of yield curves constructed of a large population of high-quality corporate bonds.  The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.  A one quarter of one percentage point decrease in our expected discount rate in 2006 would have increased retiree medical expense by approximately $0.9 million.  Increasing the assumed health care cost trend rates by one percentage point in each year would have increased the accumulated postretirement benefit obligation by $41.1 million and the cost for 2006 by $4.9 million.  Conversely, a one percentage point decline in assumed health care cost trend rates would have lowered the benefit obligation at the end of 2006 by $34.6 million and the cost for 2006 by $4.0 million.

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

Management also exercises judgment in determining the estimated useful life of long-lived assets, specifically plant, property and equipment and certain intangible assets with a finite life.  We depreciate the cost of buildings over 40 years; improvements to the buildings over 10 to 15 years; press equipment over 25 years; software over 3 to 5 years and machinery and equipment over 3 to 25 years.  The cost of leasehold improvements is depreciated over the lesser of the useful lives or the terms of the respective leases.  Other intangible assets include acquired subscription accounts, which are amortized over 2 to 25 years, acquired advertising accounts are amortized over 3 to 12 years, developed technology intangibles are amortized over 4 years and other amortizable intangibles, including conference sponsorships and distribution agreements, are amortized over 4 to 8 years.  Other intangibles not subject to amortization consist principally of masthead and tradenames.

Stock Based Compensation

We maintain a stock incentive plan under the Dow Jones 2001 Long-Term Incentive Plan.  This plan provides for the grant of contingent stock rights, stock options, restricted stock, restricted stock units and other stock-based awards.  On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R) and the related FASB Staff Positions using the modified prospective application.  Under SFAS 123R, pretax stock-based compensation, including costs related to our equity-based awards, is charged against income.

We currently use the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan shares.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

During 2005 and prior, we accounted for our stock-based compensation in accordance with APB 25 and its related interpretations.  Under APB 25, pretax stock-based compensation charged against income was $10 million in 2005 and $8.7 million in 2004.  Had our stock-based compensation been determined by the fair-value based method, earnings per share for 2005 and 2004 would have been reduced by approximately $.03 per share and $.27 per share, respectively.  See Notes 1 and 13 for additional details on our stock compensation plans.

Contingencies

Management must exercise judgment in assessing the likely outcome of contingencies including those relating to tax matters, legal proceedings and other matters that have arisen in the ordinary course of business.  Both the timing and amount of the provisions made in the financial statements and related disclosures represent management's judgment of likelihood, based on information available at the time and on the advice of legal counsel.  Judicial or governmental bodies largely determine the outcome of these matters.  With regard to tax matters, the ultimate resolution of these matters, either by determinations by these bodies or other means, could be materially different from that assumed by us in making our provisions and related disclosures.  At the time that these tax contingencies are resolved by tax examination or the expiration of the statute of limitations, tax accounts are adjusted accordingly.

Tax Valuation Allowance

We record a tax valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  Currently, we maintain a valuation allowance on deferred tax assets related to our capital loss carryforward.  We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we were to determine that we would be able to realize all or a portion of our net deferred tax assets, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made.  Likewise, should we subsequently determine that we would not be able to realize all or a portion of our net deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be charged against income in the period such determination was made.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The provisions of FIN 48 are effective for us as of January 1, 2007.  We do not expect the adoption to have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and expands the related disclosure requirements.  The provisions of SFAS 157 are effective for us as of January 1, 2008 and are not expected to have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Risk

We enter into foreign currency exchange forward contracts to mitigate earnings volatility through the use of cash flow hedges.  Our revenues are largely collected in U.S. dollars. However, certain anticipated operating expenses are denominated in foreign currencies and accordingly are hedged.  Realized gains or losses on foreign currency exchange forward contracts are recognized currently through income and generally offset the transaction gains or losses on the foreign currency cash flows which they are intended to hedge.

During 2006 and 2005 we entered into foreign currency exchange forward contracts to exchange U.S. dollars for the following foreign currencies:

	2006		2005
(in millions)	Foreign Currency	U.S. Dollar	Foreign Currency	U.S. Dollar
British Pound	3.6	6.9	7.4	12.9
Euro	1.0	1.2	9.1	10.9
Hong Kong Dollar	-	-	5.2	0.7
Japanese Yen	-	-	112.6	1.0

The fair value of the contracts, which generally expire within one year, was an unrealized gain of $0.3 million and an unrealized loss of $0.3 million, for the years ended 2006 and 2005, respectively.

We also periodically enter into foreign currency exchange forward contracts to limit cash flow and earnings volatility that results from remeasuring certain foreign currency payables at prevailing exchange rates.  The unrealized gains or losses of these forward contracts were recognized in Other, net in the income statement and were not outstanding as of December 31, 2006.  As of December 31, 2005, we had forward currency exchange contracts outstanding to exchange 10 million British Pounds for $17.2 million, which expired in the first quarter of 2006.

Interest Rate Risk

Our commercial paper outstanding of $222.1 million at December 31, 2006 is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates.  At December 31, 2006, interest rates outstanding ranged from 5.32% to 5.40%, with a weighted-average of 5.34%.  At December 31, 2006 we had $225 million of fixed-rate bonds outstanding, which mature in February 2008.  A change in the market interest rate impacts the fair value of the instrument but has no impact on earnings or cash flows.

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

Management has developed and continues to maintain a system of internal accounting and other controls for the Company and our subsidiaries.  Management believes these controls provide reasonable assurance that assets are safeguarded from loss or unauthorized use and that the Company's financial records are a reliable basis for preparing the financial statements.  The Company's system of internal controls is supported by written policies, including a code of conduct, a program of internal audits, and by a program of selecting and training qualified staff.  Underlying the concept of reasonable assurance is the premise that the cost of control should not exceed the benefit derived.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the consolidated financial statements of the Company and its internal control over financial reporting, as described in their report.  Their report expresses an opinion on whether the financial statements included in the Form 10-K present fairly, in all material respects, the financial condition of the Company and the results of its operations and its cash flows in accordance with accounting principles generally accepted in the United States of America and opinions on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

/s/ Richard F. Zannino	/s/ William B. Plummer
Richard F. Zannino	William B. Plummer
Chief Executive Officer	Chief Financial Officer

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.  PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued an attestation report on our management's assessment of internal control over financial reporting.

Management has excluded from its assessment the internal control over financial reporting at Factiva, 50% of which was acquired from Reuters in December 2006 (bringing our ownership to 100%) and whose financial statements reflect total assets and revenues of approximately 13% and 1%, respectively, of our related consolidated financial amounts as of and for the year ended December 31, 2006.

/s/ Richard F. Zannino	/s/ William B. Plummer
Richard F. Zannino	William B. Plummer
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dow Jones & Company, Inc.:

We have completed integrated audits of Dow Jones & Company, Inc.'s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dow Jones & Company, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Assessment of Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management's Assessment of Internal Control Over Financial Reporting, management has excluded Factiva from its assessment of internal control over financial reporting as of December 31, 2006, since it was acquired by the Company in a purchase business combination during 2006.  We have also excluded Factiva from our audit of internal control over financial reporting.  Factiva is a wholly-owned subsidiary whose total assets and total revenues represent approximately 13% and 1% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2007

CONSOLIDATED STATEMENTS OF INCOME

DOW JONES & COMPANY, INC.

(in thousands, except per share amounts)

	For the Years Ended December 31
	2006	2005	2004
Revenues:
Advertising	$957,825	$890,340	$875,192
Information services	397,084	372,098	294,067
Circulation and other	428,961	410,509	405,048
Total revenues	1,783,870	1,672,947	1,574,307

Expenses:
News, production and technology	547,406	534,746	488,264
Selling, administrative and general	651,557	618,378	554,590
Newsprint	131,308	118,255	107,426
Print delivery costs	208,447	188,273	182,911
Depreciation and amortization	97,510	105,839	102,231
Restructuring and other items, net	43,058	11,367	3,932
Total operating expenses	1,679,286	1,576,858	1,439,354
Operating income	104,584	96,089	134,953

Other income (expense):
Investment income	1,096	2,127	520
Interest expense	(30,173)	(19,255)	(3,740)
Contract guarantee	62,649	(4,090)	(6,933)
Other, net	(2,099)	15,838	3,730

Income from continuing operations before income taxes and equity earnings	136,057	90,709	128,530
Income taxes	7,970	26,154	45,046
Equity in earnings (losses) of associated companies, net of tax	25,068	(18,960)	(148)
Income from continuing operations	153,155	45,595	83,336
Income from discontinued operations, net of tax (Note 4)	233,409	14,800	16,212
Net income	$386,564	$60,395	$99,548

Earnings per share - basic:
Continuing operations	$1.84	$.55	$1.02
Discontinued operations	2.80	.18	.20
Earnings per basic share	$4.64	$.73	$1.22

Earnings per share - diluted:
Continuing operations	$1.83	$.55	$1.01
Discontinued operations	2.79	.18	.20
Earnings per diluted share	$4.62	$.73	$1.21

Cash dividends per share	$1.00	$1.00	$1.00

Weighted-average shares outstanding:
Basic	83,254	82,751	81,878
Diluted	83,725	83,189	82,285

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

DOW JONES & COMPANY, INC.

(Dollars in thousands)

	As of December 31
	2006	2005
Assets

Current Assets:
Cash and cash equivalents	$13,237	$10,633
Accounts receivable – trade, net of allowance for doubtful accounts of $5,390 in 2006 and $5,870 in 2005	224,642	195,790
Accounts receivable – other	18,313	22,584
Newsprint inventory	5,081	7,875
Current assets of discontinued operations	-	10,448
Prepaid expenses	26,621	22,382
Deferred income taxes	25,754	14,459
Total current assets	313,648	284,171

Investments in associated companies, at equity	19,302	30,074

Other investments	5,151	7,083

Plant, property and equipment, at cost:
Land	22,763	23,046
Buildings and improvements	455,883	452,521
Equipment	1,181,171	1,177,300
Construction in progress	66,650	17,928
	1,726,467	1,670,795
Less, accumulated depreciation	1,087,695	1,054,398
Plant, property and equipment, net	638,772	616,397

Goodwill	754,310	609,695

Other intangible assets, less accumulated amortization	196,901	135,265
of $32,375 in 2006 and $20,370 in 2005

Deferred income taxes	16,203	44,179

Long-term assets of discontinued operations	-	43,371

Other assets	11,275	11,737
Total assets	$1,955,562	$1,781,972

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

DOW JONES & COMPANY, INC.

(Dollars in thousands, except per share amounts)

	As of December 31
	2006	2005
Liabilities

Current Liabilities:
Accounts payable – trade	$75,598	$70,130
Accrued wages, salaries and commissions	140,922	77,831
Retirement plan contributions payable	26,679	24,336
Other payables	87,735	72,943
Contract guarantee obligation	-	264,749
Income taxes	44,572	45,608
Current liabilities of discontinued operations	-	4,669
Unearned revenue	230,484	210,760
Short-term debt	222,124	247,467
Total current liabilities	828,114	1,018,493

Long-term debt	224,962	224,928
Deferred compensation, principally postretirement benefit obligation	357,077	356,114
Other noncurrent liabilities	46,436	20,172
Total liabilities	1,456,589	1,619,707

Commitments and contingent liabilities (Note 9)

Stockholders’ Equity

Common stock, par value $1 per share; authorized
135,000,000 shares; issued 82,095,954 in 2006 and
81,737,520 in 2005	82,096	81,738
Class B common stock, convertible, par value $1 per share;
authorized 25,000,000 shares; issued 20,085,067 in 2006
and 20,443,501 in 2005	20,085	20,443
	102,181	102,181

Additional paid-in capital	141,628	137,290
Retained earnings	1,120,165	817,168
Accumulated other comprehensive income, net of taxes:
Unrealized gain on investments	563	2,636
Unrealized gain (loss) on hedging	175	(198)
Foreign currency translation adjustment	3,682	3,430
Defined benefit plan adjustments	(20,141)	(28,861)
	1,348,253	1,033,646

Less, treasury stock, at cost; 18,534,499 shares in 2006 and 19,074,641 shares in 2005	849,280	871,381
Total stockholders’ equity	498,973	162,265
Total liabilities and stockholders’ equity	$1,955,562	$1,781,972

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

DOW JONES & COMPANY, INC.

(in thousands)

	For the Years Ended December 31
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$386,564	$60,395	$99,548
Less: income from discontinued operations, net of tax	233,409	14,800	16,212
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Depreciation	85,505	93,506	97,282
Amortization of intangibles	12,005	12,333	4,949
Stock-based compensation – equity awards	11,443	5,518	2,098
Gain on disposition of investments	-	(13,235)	(3,260)
Tax benefits from stock options	-	5,676	832
Deferred taxes	(5,182)	16,635	5,112
Equity in earnings of associated companies, net of distributions	(8,273)	(7,027)	9,219
Write-down of equity investments	-	35,865	-
Gain on disposition of fixed assets	(3,139)	-	-
Contract guarantee	(62,649)	4,090	6,933
Payment of contract guarantee on behalf of a former subsidiary	(202,000)	-	-
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	3,723	(23,816)	(8,859)
Other current assets	7,499	2,874	(4,538)
Accounts payable and accrued liabilities	23,775	(18,896)	15,889
Income taxes	(262)	1,149	12,449
Unearned revenue	2,416	(8,130)	10,822
Deferred compensation	14,794	21,069	16,510
Other noncurrent assets	1,919	4,904	(8,367)
Other noncurrent liabilities	(273)	1,463	(2,797)
Other, net	244	1,165	(2,776)
Net cash provided by operating activities of continuing operations	34,700	180,738	234,834
Net cash provided by operating activities of discontinued operations	12,273	16,791	17,075
Net cash provided by operating activities	46,973	197,529	251,909

Cash Flows from Investing Activities:
Additions to plant, property and equipment	(91,337)	(61,976)	(74,631)
Dispositions of plant, property and equipment	5,405	831	2,011
Businesses acquired, net of cash received	(156,552)	(438,568)	(97,674)
Funding to investees	-	(17,247)	(10,962)
Proceeds from disposition of investments	20,258	48,669	6,514
Other, net	(37)	(851)	1,683
Net cash used in investing activities of continuing operations	(222,263)	(469,142)	(173,059)
Net cash provided by (used in) investing activities of discontinued operations	272,993	(3,322)	(1,353)
Net cash provided by (used in) investing activities	50,730	(472,464)	(174,412)

Cash Flows from Financing Activities:
Cash dividends	(83,219)	(82,673)	(81,835)
Repayment of commercial paper borrowings	(266,682)	(143,903)	(122,578)
Increase in commercial paper borrowings	241,339	245,527	115,311
Proceeds from issuance of bonds	-	224,899	-
Bond issuance costs	-	(1,468)	-
Book overdraft	-	-	(4,547)
Contribution from minority partner, net	-	2,193	-
Proceeds from sales under stock compensation plans	13,640	23,452	11,418
Net cash (used in) provided by financing activities	(94,922)	268,027	(82,231)

Effect of currency exchange rate changes on cash	(177)	304	(1,543)

Increase (decrease) in cash and cash equivalents	2,604	(6,604)	(6,277)
Cash and cash equivalents at beginning of year	10,633	17,237	23,514
Cash and cash equivalents at end of year	$13,237	$10,633	$17,237

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

DOW JONES & COMPANY, INC.

For the years ended December 31, 2006, 2005 and 2004

(dollars in thousands, except share amounts)

					Accumulated
		Class B	Additional		Other	Treasury Stock
	Common Stock	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive (Loss) Income	Shares	Amount	Total

Balance, December 31, 2003	$81,494	$20,687	$122,012	$821,733	$9,730	(20,472,620)	$(925,995)	$129,661

Net income – 2004				99,548				99,548
Unrealized loss on investments					(734)			(734)
Unrealized gain on hedging					227			227
Translation adjustment, net of deferred taxes of $1,620					3,009			3,009
Minimum pension liability, net of deferred taxes of $9,188					(13,719)			(13,719)
Adjustment for realized gain on hedging included in net income					(453)			(453)

Comprehensive income								87,878

Dividends, $1.00 per share				(81,835)				(81,835)
Conversion of class B common stock into common stock	78	(78)
Sales under stock compensation plans			2,070			336,194	12,769	14,839
Balance, December 31, 2004	$81,572	$20,609	$124,082	$839,446	$(1,940)	(20,136,426)	$(913,226)	$150,543

Net income – 2005				60,395				60,395
Adjustment for realized gain on investments in net income					(1,101)			(1,101)
Reclassification adjustment					(958)			(958)
Unrealized loss on investment					(254)			(254)
Unrealized loss on hedging					(198)			(198)
Adjustment for realized gain on hedging included in net income					(227)			(227)
Translation adjustment, net of deferred taxes of $635					(1,179)			(1,179)
Adjustment for realized translation adjustment in net income					(2,217)			(2,217)
Minimum pension liability, net of deferred taxes of $9,164					(14,919)			(14,919)

Comprehensive income								39,342

Dividends, $1.00 per share				(82,673)				(82,673)
Conversion of class B common stock into common stock	166	(166)
Issuance of stock options related to acquisition of MarketWatch			24,902					24,902
Sales under stock compensation plans			(11,694)			1,061,785	41,845	30,151
Balance, December 31, 2005	$81,738	$20,443	$137,290	$817,168	$(22,993)	(19,074,641)	$(871,381)	$162,265

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

DOW JONES & COMPANY, INC.

For the years ended December 31, 2006, 2005 and 2004

(dollars in thousands, except share amounts)

					Accumulated
		Class B	Additional		Other	Treasury Stock
	Common Stock	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive (Loss) Income	Shares	Amount	Total

Balance, December 31, 2005	$81,738	$20,443	$137,290	$817,168	$(22,993)	(19,074,641)	$(871,381)	$162,265

Net income – 2006				386,564				386,564

Unrealized loss on investment					(2,073)			(2,073)
Unrealized gain on hedging					175			175
Adjustment for realized gain on hedging included in net income					198			198
Realized cumulative translation, net of deferred taxes of $174					(323)			(323)
Translation adjustment, net of deferred taxes of $310					575			575
Adjustment to minimum pension liability, net of deferred taxes of $6,102					9,509			9,509

Comprehensive income								394,625

Adjustment to initially apply SFAS 158, net of deferred taxes of $327					(789)			(789)

Dividends, $1.00 per share				(83,219)				(83,219)
Conversion of class B common stock into common stock	358	(358)						-
Sales under stock compensation plans			4,338	(348)		540,142	22,101	26,091
Balance, December 31, 2006	$82,096	$20,085	$141,628	$1,120,165	$(15,721)	(18,534,499)	$(849,280)	$498,973

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOW JONES & COMPANY, INC.

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS We are a global provider of business and financial news, information and insight through newspapers, newswires, magazines, the Internet, indexes, licensing, research products and services, television and radio.  In addition, we own certain general-interest local community newspapers throughout the U.S.  Advertising and subscription revenues are our major revenue sources.

THE CONSOLIDATED FINANCIAL STATEMENTS include our accounts and those of our majority-owned subsidiaries.  All significant intercompany transactions are eliminated in consolidation.  The equity method of accounting is used for investments in other companies in which we have significant influence; generally this represents common stock ownership or partnership equity of at least 20% and not more than 50% (see Note 6).

RECLASSIFICATIONS of certain amounts for prior years have been recorded to conform to the current year presentation.

CASH EQUIVALENTS are highly liquid investments with an original maturity of three months or less when purchased.

ACCOUNTS RECEIVABLE are reported net of an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible.  We extend credit to advertisers, subscribers and certain other customers based on an evaluation of the financial condition of the customer.  Collateral is not generally required from customers.  The allowance for doubtful accounts is based on historical trends, review of aging categories and the specific identification of certain customers that are at risk of not paying.  Historically, actual write-offs of bad debt have been insignificant, less than 0.5% of revenues.

NEWSPRINT INVENTORY is stated at the lower of cost or market.  The cost of newsprint is computed by the last-in, first-out (LIFO) method.  If newsprint inventory had been valued by the average cost method, it would have been approximately $8.1 million and $9.1 million higher in 2006 and 2005, respectively.

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

PLANT, PROPERTY AND EQUIPMENT are recorded at cost and depreciation is computed using straight-line or declining-balance methods over the estimated useful lives: 40 years for buildings, 10 to 15 years for building improvements, 3 to 25 years for machinery and equipment and 3 to 5 years for software.  The 25-year life is applicable to our press equipment.  The cost of leasehold improvements is depreciated over the lesser of the useful lives or the terms of the respective leases.  Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are deducted from the respective accounts and the resulting gain or loss is included in income.  The cost of construction of certain long-term assets includes capitalized interest, which is amortized over the life of the related assets.  Interest capitalized in 2006, 2005 and 2004 was insignificant.  Maintenance and repairs are charged to expense as incurred.  Major renewals, betterments and additions are capitalized.

GOODWILL AND OTHER INTANGIBLES Goodwill represents the excess purchase price of an acquisition over the fair value of other assets acquired, net of liabilities assumed, at the time the acquisition is made.  An intangible with a finite life is amortized over its useful life, while an intangible with an indefinite life, including goodwill, is not amortized.

We test goodwill and other indefinite-lived intangible assets at least annually for impairment.  The balance of goodwill and other intangibles is assigned to a reporting unit, which is defined as an operating segment or one level below the operating segment.  To determine whether a goodwill impairment exists, the carrying value of the reporting unit is compared with its fair value.  To determine whether an indefinite-lived intangible impairment exists, the carrying value of the asset is compared with its fair value.  An impairment loss would be recognized to the extent that the respective carrying value exceeded its fair value.  Fair value estimates are based on quoted market values in active markets, if available.  If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including discounted value of estimated future cash flows, market multiples or appraised valuations.

Other intangible assets include acquired subscription accounts, which are amortized over 2 to 25 years, acquired advertising accounts are amortized over 3 to 12 years, developed technology intangibles are amortized over 4 years and other amortizable intangibles, including conference sponsorships and distribution agreements, are amortized over 4 to 8 years.  Other intangibles not subject to amortization consist principally of masthead and tradenames (see Note 3).

DEFERRED INCOME TAXES are provided for temporary differences in bases between financial statement and income tax assets and liabilities.  Deferred income taxes are recalculated annually at tax rates then in effect.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  While we have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize all or a portion of our net deferred tax assets, an adjustment to the deferred tax asset would increase income in the period such determination was made.  Likewise, should we subsequently determine that we would not be able to realize all or a portion of our net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

FOREIGN CURRENCY TRANSLATION of assets and liabilities is determined at the appropriate year-end exchange rates, while results of operations are translated at the average rates of exchange in effect throughout the year.  The resultant translation adjustments for subsidiaries whose functional currency is not the U.S. dollar are recorded directly to comprehensive income in Stockholders’ Equity.  Gains or losses arising from remeasurement of financial statements for foreign subsidiaries where the U.S. dollar is the functional currency as well as from all foreign currency transactions are included in income.  Foreign exchange included in Other, net in the income statement totaled a loss of $1.1 million in 2006, a gain of $2 million in 2005 and a loss of $1.3 million in 2004.

FOREIGN CURRENCY-EXCHANGE CONTRACTS are designated as cash flow hedges of anticipated operating expenses that are denominated in foreign currencies.  Our revenues are largely collected in U.S. dollars.  These contracts are entered into to mitigate foreign exchange volatility relative to the currencies hedged.  Realized gains or losses on foreign currency forward contracts are recognized currently through income and generally offset the transaction gains or losses on the foreign currency cash flows which they are intended to hedge.  Unrealized gains or losses, arising from changes in fair value, are recorded as a component of comprehensive income.  We also enter into foreign currency forward exchange contracts to limit the cash flow and earnings volatility that results from remeasuring certain foreign currency payables at prevailing exchange rates.  The unrealized gains or losses of these forward contracts are recognized in Other, net in the income statement.  Hedge effectiveness for these foreign currency-exchange contracts is assessed, at least quarterly, by measuring the correlation of the contract to the expected future cash flows (see Note 15).

REVENUE from advertising, which is net of commissions, is recognized in the period in which the advertisement is displayed.  Our advertising rate card reflects certain volume-based rate discounts and certain customers also qualify for volume-based bonus advertisements.  These programs require management to make estimates regarding future advertising volume and to adjust billed revenue accordingly.  The estimated adjustments for rate discounts, rebates and bonus advertisements are recorded as reductions of revenue in the periods the advertisements are displayed and are revised as necessary based on actual volume realized.  As of December 31, 2006 and 2005, liabilities for rate, rebate and bonus adjustments totaled $12.8 million and $15.7 million, respectively and were classified accordingly.  Certain online-related advertising revenues are based on the number of "impressions” delivered and are recognized as impressions occur, while other online advertising revenues are based on a fixed duration campaign and are recognized ratably over the term of the campaign.

Revenue recognition from subscriptions to our print and online publications and electronic information services is recognized in income as earned, pro rata on a per-issue basis, over the subscription period.  Circulation revenue includes sales to retail outlets/newsstands, which are subject to returns.  We record these retail sales upon delivery, net of estimated returns.  These estimated returns are based on historical return rates and are revised as necessary based on actual returns experienced.  The sales return reserves totaled approximately $3 million as of December 31, 2006 and 2005.  Costs in connection with the procurement of subscriptions are charged to expense as incurred.  Revenue from licensing the Dow Jones Averages includes both upfront one-time fees and ongoing revenue.  Both upfront fees and ongoing licensing revenue are recognized in income as earned over the license period.

We also enter into transactions that exchange advertising space in our publications for advertising within other media publications which are recorded at the lesser of estimated fair value of the advertising received or given in accordance with the provisions of EITF Issue No. 99-17, “Accounting for Advertising Barter Transactions.”  Revenue from barter transactions is recognized when advertising is provided, and expenses are recognized when services are received.  Revenue from barter transactions included in our consolidated statements of income was $11.6 million in 2006, $9.9 million in 2005 and $7.6 million in 2004.  Expense from barter transactions included in our consolidated statements of income was $10.2 million in 2006, $9.9 million in 2005 and $7.6 million in 2004.

ADVERTISING COSTS, which include circulation marketing as well as trade advertising, are expensed as incurred.  Advertising costs included in selling, administrative and general expenses were $111 million in 2006, $108 million in 2005 and $83.1 million in 2004.

PENSION AND OTHER POSTRETIREMENT PLANS are provided to a majority of our employees through defined contribution plans based on compensation levels.  We match employee contributions up to a determined percentage.  The defined contribution plans are funded currently.  Some of our subsidiaries provide defined benefit plans based on length of service and compensation.  We also sponsor a defined benefit postretirement medical plan to certain retirees who meet specific length of service and age requirements.  It is our policy to fund postretirement benefits as medical claims are incurred.  The estimated cost for both the defined pension benefit and the postretirement medical plans, which is actuarially derived, is recorded over the employee’s expected service period (see Note 10).

STOCK-BASED COMPENSATION is accounted for in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R) and related FASB Staff Positions, which we adopted as of January 1, 2006 using the modified prospective application.  We elected to use the “long-form method” for purposes of calculating the additional paid-in capital pool (APIC pool) of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.  Under SFAS 123R, pretax stock-based compensation is charged against income for all of our stock-based awards and totaled $21.6 million in 2006.  During 2005 and prior, we accounted for our stock-based compensation in accordance with APB 25 and its related interpretations.  Under APB 25, pretax stock-based compensation charged against income was $10 million in 2005 and $8.7 million in 2004 and principally related to our contingent stock rights, restricted stock units and restricted stock awards.  Had our stock-based compensation been determined by the fair-value based method, earnings per share for 2005 and 2004 would have been reduced by approximately $.03 per share and $.27 per share, respectively.

In the fourth quarter of 2004, with approval from our Board of Directors, we announced the acceleration of 2.2 million stock options, representing all unvested options granted and outstanding starting after 2002.  Our decision to accelerate the vesting of certain outstanding stock option grants was made as part of a broad review of long-term incentive compensation in light of changes in market practices and accounting changes.  Other changes to be implemented beyond accelerating the vesting of certain options include reducing overall equity grant levels, a change in the mix of grants, and applying a three-year “cliff” vesting schedule to future grants of stock options.  See Note 13 for additional details on our stock compensation plans.

ESTIMATES are prepared in accordance with generally accepted accounting principles which require certain reported amounts to be based on estimates.  Actual results could differ from these estimates.

NOTE 2:  ACQUISITIONS

2006

Acquisition of Factiva

On December 15, 2006, we acquired the remaining 50% interest of Dow Jones Reuters Business Interactive LLC (Factiva) that we did not already own from our joint venture partner, Reuters Group Plc. (Reuters), for an upfront cash purchase price of approximately $174.9 million.  The purchase price consisted of cash tendered of approximately $152.5 million, estimated working capital adjustments of approximately $10.4 million, preferred shares of a subsidiary of approximately $7.5 million and direct third-party transaction costs of approximately $4.5 million.  The preferred shares, which are non-voting, bear a fixed dividend rate of 6% per annum and are included in other noncurrent liabilities.  Factiva is the leading provider of global business content, research products and services to global enterprises mainly in the finance, corporate, professional services and government sectors and has more than 1.6 million paying subscribers.  We are integrating Factiva with the complementary offerings in the enterprise media segment.  We financed this purchase with the proceeds from divestitures.

Under the purchase method of accounting, the total purchase price is allocated to Factiva’s net tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition.  Based upon the purchase price and the valuation performed, the preliminary purchase price allocation, which is subject to change based on our final analysis, is as follows (in thousands):

Tangible assets:
Cash	$27,868
Other current assets	37,161
Property, plant and equipment	18,697
Other assets – long term	132
Total tangible assets	83,858

Less: original carrying value of Factiva investment	(14,053)

Intangible assets:
Customer relationships	32,500
Distribution contracts	2,500
Developed technology	2,450
Trade name	39,000
Goodwill	146,043
Total intangible assets	222,493

Liabilities assumed:
Current liabilities	(73,797)
Deferred taxes	(22,056)
Other liabilities – long term	(21,578)
Total liabilities assumed	(117,431)

Net assets acquired	$174,867

We allocated $37.5 million to amortizable intangible assets consisting of customer relationship intangible assets, distribution contract intangible assets and developed technology with weighted-average useful lives of fifteen, eight and four years, respectively.  The pattern of economic benefits to be derived from certain intangible assets is estimated to be greater in the initial period of ownership; accordingly, we will record amortization expense on an accelerated basis over the estimated useful lives of the intangible assets.  We also allocated $39 million to the Factiva trade name, which will not be amortized as it has an indefinite remaining useful life based primarily on its market position and our plans for continued indefinite use.  Further, $146 million was allocated to goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  Goodwill will not be amortized but a portion of it will be deductible for tax purposes.  Liabilities assumed included approximately $28 million of continuing contractual payments with no future economic benefit as well as approximately $3 million of restructuring costs related to the severance of approximately 25 Factiva employees.

2005

Acquisition of MarketWatch

On January 21, 2005, we completed the acquisition of MarketWatch for a purchase price of $532 million, including certain transaction costs.  MarketWatch’s online, newsletters, television and radio content businesses were integrated into the consumer media segment, while MarketWatch Licensing Services was integrated into Dow Jones Licensing Services, a part of the enterprise media segment.  Dow Jones Licensing Services is a leading licensor of news, data, investment tools and other online applications to financial services firms, media companies, and corporations for use mainly on their intranets and retail Web sites.

Under the purchase method of accounting, the total purchase price is allocated to MarketWatch’s net tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition.  The final purchase price allocation was as follows (in thousands):

Tangible assets:
Cash	$73,925
Other current assets	14,914
Property, plant and equipment	4,030
Other assets – long term	30,752
Total tangible assets	123,621

Intangible assets:
Customer relationships	15,000
Developed technology	13,211
Trade name	29,000
Goodwill	391,178
Total intangible assets	448,389

Liabilities assumed:
Current liabilities	(39,600)
Total liabilities assumed	(39,600)

Net assets acquired	$532,410

We allocated $28.2 million to amortizable intangible assets consisting of customer-related intangible assets and developed technology with weighted-average useful lives of six and four years, respectively.  The pattern of economic benefits to be derived from certain intangible assets is estimated to be greater in the initial period of ownership; accordingly, we record accelerated amortization expense for certain intangible assets.  Further, $29 million has been allocated to the trade name and $391.2 million to goodwill, which will not be amortized.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.  Liabilities assumed include approximately $7.9 million of restructuring costs related to severance of approximately 50 MarketWatch employees and other contractual commitments.

Exchange of Cross Shareholdings

During the second quarter of 2005, we completed an exchange of cross shareholdings with the von Holtzbrinck Group.  In exchange for our 10% interest in Handelsblatt, we received the remaining 10% minority interest in The Wall Street Journal Europe that we did not already own; an 11.5% increase in our interest in Economia, effectively increasing our interest to 23%; and $6 million in cash.  We recorded an after-tax gain of $8.3 million in connection with the disposal of our interest in Handelsblatt.

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

2004

Acquisition of Alternative Investor

On March 19, 2004, we completed our acquisition of Alternative Investor from Wicks Business Information for $85 million plus net working capital.  The $85 million purchase price could be increased by $5 million, payable in 2008, based on the performance of the acquired business.  The acquisition was primarily funded by the issuance of debt under our commercial paper program.

Alternative Investor is a provider of newsletters, databases and industry conferences for the venture-capital and private-equity markets, and has been combined into our Newswires business.

The acquisition resulted in goodwill of $78.1 million, other intangibles of $18.6 million and net liabilities of $11.4 million (principally acquired unearned revenue).  Substantially all of the acquired goodwill and intangible assets will be deductible for tax purposes.  Included within other intangibles was masthead of $6.8 million, with an indefinite useful life, and other intangible assets of $11.8 million, with a weighted average useful life of 5 years.

Acquisition of VWD and OsterDow Jones

During 2004, we acquired the remaining interest in the news operations of Vereinigte Wirtschaftsdienste GmbH (VWD), a German newswires business, for $12.1 million and the remaining two-thirds interest in OsterDow Jones Commodity News for $1.6 million.

2006, 2005 and 2004 Supplemental Pro-forma Information

The following unaudited pro forma information presents a summary of our results of operations assuming the acquisitions of Factiva (acquired December 15, 2006), MarketWatch (acquired January 21, 2005), OsterDow Jones (acquired July 7, 2004), VWD (acquired April 2, 2004) and Alternative Investor (acquired March 19, 2004) occurred at the beginning of the year preceding the acquisition:

(in thousands, except per share amounts)	2006	2005	2004
Revenues	$2,036,542	$1,936,744	$1,663,535
Net income	$390,059	$61,089	$93,384

Earnings per share – basic	$4.69	$.74	$1.14
Earnings per share – diluted	$4.66	$.73	$1.13

NOTE 3:  GOODWILL AND OTHER INTANGIBLE ASSETS

As a result of the change in reportable segments discussed in Note 14, the goodwill balances presented below were reallocated to the new reportable segments based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”  Further, goodwill and other intangible assets related to discontinued operations discussed in Note 4 are excluded from the tables below.

Goodwill balances by reportable segment were as follows:

(in thousands)	Consumer	Enterprise	Local
	Media	Media	Media	(1)	Total
Balance at December 31, 2004	$33,403	$100,138	$80,171		$213,712
Acquisitions	285,843	109,772	368		395,983

Balance at December 31, 2005	$319,246	$209,910	$80,539		$609,695
Acquisitions and adjustments(2)	(1,460)	145,475	600		144,615
Balance at December 31, 2006	$317,786	$355,385	$81,139		$754,310

(1)Approximately $32 million of goodwill was allocated to discontinued operations for all periods presented.

(2)The adjustment primarily reflects a reduction of goodwill of $2 million due to an increase in the value of the net operating losses acquired from MarketWatch.

Other intangible assets were as follows:

	December 31, 2006			December 31, 2005
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Subscription accounts	$61,482	$14,718	$46,764	$28,984	$10,232	$18,752
Advertising accounts	19,907	8,423	11,484	19,907	5,196	14,711
Developed technology	15,660	7,077	8,583	13,211	3,364	9,847
Other	6,429	2,157	4,272	3,929	1,578	2,351

Total	103,478	32,375	71,103	66,031	20,370	45,661
Unamortizable intangibles	125,798	-	125,798	89,604	-	89,604
Total other intangibles	$229,276	$32,375	$196,901	$155,635	$20,370	$135,265

Amortization expense, based on intangibles subject to amortization held at December 31, 2006, is expected to be as follows:

(in millions)

	2007	2008	2009	2010	2011
Amortization expense	$15.4	$11.8	$7.7	$7.1	$5.8

NOTE 4: DISCONTINUED OPERATIONS AND OTHER DISPOSITIONS

2006

Sale of Six Local Media Newspapers

On December 5, 2006, we completed the sale of the non-real estate assets of six local media newspapers and recorded a pre-tax gain of $219.5 million ($132.1 million, net of taxes).  In accordance with the sale agreement, we received $281.5 million of the purchase price in cash at closing (including an estimated working capital adjustment), and will receive an additional $6.4 million of the purchase price upon transfer of real property, subject to satisfaction of environmental conditions, in later periods.  The six papers sold were: the News-Times of Danbury, CT; The Daily Star of Oneonta, NY; the Press-Republican of Plattsburgh, NY; the Santa Cruz Sentinel (Santa Cruz, CA); The Daily Item of Sunbury, PA; and the Traverse City Record-Eagle (Traverse City, MI).

The results of the sold newspapers, as well as the gain, are presented as discontinued operations pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Further, the results of those newspapers were excluded from our segment results for all periods presented.  Results of operations for the six local media newspapers included within discontinued operations for the periods presented were as follows:

(in thousands)	2006	2005	2004
Revenues	$88,322	$96,743	$97,151
Operating income	$20,284	$25,219	$27,221
Income before income taxes	$239,813	$25,050	$27,223
Income taxes	$6,404	$10,250	$11,011
Net income(*)	$233,409	$14,800	$16,212

Depreciation and amortization	$2,431	$2,462	$2,676

(*) Net income in 2006 included $221.5 million representing the gain on sale and the reversal of a deferred tax valuation allowance related to the utilization of capital loss carryforwards that were previously reserved.

We have reclassified the assets and liabilities of discontinued operations as of December 31, 2005 as follows:

(in thousands)

Assets:
Accounts receivable – trade, net	$9,358
Newsprint inventory	946
Other current assets	144
Total current assets of discontinued operations	10,448

Plant, property and equipment, net(*)	14,841
Goodwill and other intangibles	32,225
Total noncurrent assets of discontinued operations	47,066
Total assets of discontinued operations	$57,514

Liabilities:
Unearned revenue	$4,201
Deferred taxes	3,695
Other payables	468
Total liabilities of discontinued operations	$8,364

(*) Excludes approximately $5.2 million of real property from the period presented which will be transferred in later periods, subject to satisfaction of environmental conditions.  We have no significant continuing involvement in these operations.

Sale of equity interest in Economia

In December 2006, we completed the sale of our 23% interest in Economia, a publishing company with newspapers in the Czech Republic and Slovakia, to majority owner Verlagsgruppe Handelsblatt GmbH for cash consideration of approximately $20 million. We recorded a gain from the sale of $14.3 million which was included in equity in earnings of associated companies.  The transaction was largely tax free as the reversal of a deferred tax valuation allowance related to the utilization of capital loss carryforwards offset the tax on capital gains on the sale.  Proceeds were used to pay down debt.

2005

Disposition of F.F. Soucy Inc.

In April 2005, we concluded the sale of our 39.9% minority interest in F.F. Soucy Inc., a Canadian newsprint mill, to its majority owner, Brant-Allen Industries, Inc.  The proceeds from the sale price of $40 million in cash were used to pay down debt.  We recorded an after-tax gain of $9.4 million related to this transaction.

Write-Down and disposition of CNBC International and World

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

2004

Disposition of non-news assets of VWD

On April 2, 2004, simultaneous with our acquisition of the remaining interest in the news operations of VWD, VWD sold its non-news assets to a third party, resulting in cash proceeds to us of $6.7 million.  As a result of this sale, we recorded an after-tax gain of $1.8 million in the second quarter of 2004.  Following the transaction, we had no involvement in the continuing operations of the disposed business.  The consideration was received at the time of the sale and a gain was recognized pursuant to the guidance in Staff Accounting Bulletin Topic 5E.

NOTE 5:  RESTRUCTURING AND OTHER ITEMS

Restructuring and other items, net included in operating expenses were as follows:

(in thousands)	2006	2005	2004
Severance	$46,197	$11,367	$6,813
Gain on sale of certain fixed assets	(3,139)	-	-
Other exit costs	-	-	(120)
Reversal of lease obligation reserve - WFC	-	-	(2,761)
Total	$43,058	$11,367	$3,932

Restructuring actions have been recorded in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits” or SFAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities,” as appropriate.  The estimated employee severance payments described below were based on predetermined criteria of existing benefit plans and were therefore recorded when the liability was considered probable and reasonably estimable as required by SFAS 112.

The following table displays the activity and balances of the restructuring reserve accounts through December 31, 2006:

(in thousands)	December 31 2005 Reserve	2006 Expense	Non-cash	Cash Payments	December 31 2006 Reserve(*)
Employee severance – 2006	$ -	$46,197	$(644)	$(18,578)	$26,975
Employee severance – 2005	4,596	-	-	(2,952)	1,644
Employee severance – 2004	2,854	-	-	(1,301)	1,553
Total	$7,450	$46,197	$(644)	$(22,831)	$30,172

(*)The remaining reserve relates primarily to continuing payments for employees that have already been terminated and is expected to be paid through 2009.  The workforce reductions related to our restructuring actions are expected to be paid during 2007 ($26.7 million), 2008 ($1.9 million) and thereafter ($1.6 million).

2006

In the fourth quarter of 2006, we recorded a restructuring charge of $15.4 million, primarily reflecting employee severance related to a workforce reduction of about 160 full-time employees in connection with the restructuring of our enterprise media segment following our recent acquisition of Factiva as well as other initiatives.

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

During the first quarter of 2006 , we recorded a charge of $ 20.9 million related to the reorganization of our business as described in Note 14.   The charge primarily comprised employee severance related to the elimination of certain senior level positions, as well as additional workforce reduction s at other areas of the business identified as part of the reorganization .  In total, approximately 65 full-time employees were affected.

The workforce reductions related to the fourth quarter 2006 restructuring action is expected to be completed by the third quarter of 2007 while the other 2006 restructuring actions are substantially complete.

2005

In the second quarter of 2005, we recorded a severance charge of $11.4 million, related to a workforce reduction of about 120 full-time employees.  Most of the charge related to our efforts to reposition our international print and online operations but also included staff reductions at other parts of the business.

2004

During 2004, we recorded a net charge of $3.9 million, including a severance charge of $6.8 million, partially offset by a reversal of a $2.8 million reserve related to an office lease.  The $6.8 million charge primarily related to a workforce reduction of about 100 employees in connection with our decision to publish FEER as a monthly periodical beginning in December 2004, with the balance of the charge related to headcount reductions in circulation and international operations.  The reversal of the remaining lease obligation of $2.8 million related to a previously abandoned floor at our headquarters at the World Financial Center which sustained damage as a result of the terrorist attacks and was subsequently reoccupied.

NOTE 6: INVESTMENTS IN ASSOCIATED COMPANIES, AT EQUITY

At December 31, 2006, the principal components of Investments in Associated Companies, at Equity were the following:

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

In December 2006, we acquired the remaining 50% interest of Dow Jones Reuters Business Interactive LLC (Factiva) that we did not already own from our joint venture partner, Reuters Group Plc. (Reuters), and we also completed the sale of our 23% interest in Economia as described in Note 4.  Prior to the acquisition, we had performed several services on behalf of Factiva, including some billing and collections of receivables and payroll services, in addition to leasing office space to Factiva.  At December 31, 2005, other receivables included a net amount due from Factiva of $8.9 million.  Our revenues during 2006, 2005 and 2004 included content and licensing fees and rental income from Factiva of $24.6 million, $21.8 million and $16.3 million, respectively.

Included in our revenues are licensing revenues from STOXX, Ltd. of $6.3 million in 2006, $5.6 million in 2005 and $4.7 million in 2004.  Our revenues during 2006 also included content and licensing fees from Vedomosti of $2.3 million.  At December 31, 2006, other receivables included a net amount due from Vedomosti of $1.3 million.

Required summarized financial information for our equity-basis investments in associated companies, combined, was as follows (these amounts are in aggregate at 100% levels through the date of disposition, if applicable).  The majority of these investments are partnerships, which require the associated tax benefit or expense to be recorded by the partner.

(in thousands)
	2005	(*)
Income statement information:
Revenues	$530,195
Operating income	18,707
Net income	10,165

Financial position information:
Current assets	$185,087
Noncurrent assets	60,573
Current liabilities	102,532
Noncurrent liabilities	14,926
Equity	128,202

(*) Includes the results of CNBC International and CNBC World through December 2005 and F.F. Soucy Inc. through April 2005.  Refer to Note 4 for a further discussion of our disposition of these investments.

 NOTE 7: DEBT

The following table summarizes our debt outstanding for the periods presented:

(in thousands)	December 31 2006	December 31 2005
Commercial paper, at rates of 5.32% to 5.40%	$222,124	$247,467
3.875% Senior Notes due February 15, 2008	224,962	224,928
Total debt outstanding	$447,086	$472,395

Debt outstanding at December 31, 2006 was $447.1 million which consisted of bonds totaling $225 million due February 15, 2008 and commercial paper of $222.1 million with various maturities of less than a year.  As of December 31, 2006, we have available credit agreements totaling $485 million: $185 million through June 23, 2011 and $300 million through June 21, 2009 under our multiyear revolving credit agreements with several banks.  It is currently our intent to manage our commercial paper borrowings as short-term obligations.

During 2006, we made a $202 million contract guarantee settlement payment, as discussed in Note 8, which was financed with commercial paper.  This debt was subsequently extinguished in 2006 from the proceeds of divestitures and cash from operations.

On June 23, 2006, we entered into a 5-year revolving credit agreement for $185 million to replace the $140 million revolving credit agreement that expired on June 24, 2006.  Also on June 23, 2006, we amended the $300 million revolving credit agreement to conform our restrictive covenants to that of the $185 million facility.  The revolving credit agreements contain restrictive covenants, including a limitation on the ratio of consolidated indebtedness to consolidated cash flow of 3.5x.  At December 31, 2006, we were in compliance with respect to all restrictive covenants then in effect, with the leverage ratio equaling approximately 1.8x.

Borrowings under the revolving credit agreements may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, our certificate of deposit rate or the federal funds rate.  A quarterly fee is payable on the commitments which we may terminate or reduce at any time.  The quarterly fee, which is dependent on our debt rating issued by S&P and Moody's, was .08% at December 31, 2006.  As of December 31, 2006 and December 31, 2005, no amounts were borrowed under the revolving credit lines.

Interest payments were $29.8 million in 2006, $16.3 million in 2005 and $3.8 million in 2004.

NOTE 8:  CONTRACT GUARANTEE

On March 13, 2006, we entered into a definitive settlement agreement to conclude all litigation relating to our obligations under a contract guarantee issued in 1995 to Cantor Fitzgerald Securities (Cantor) and Market Data Corporation (MDC).  Pursuant to the settlement agreement, we paid an aggregate of $202 million to Cantor and MDC, which was below the $265 million contractual obligation that we had previously accrued.  Accordingly, we recorded a benefit in the first quarter of 2006 of $62.6 million, representing the difference between the reserve and the settlement amount.  For tax purposes, the settlement payment was treated as a capital loss.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

Commitments for capital expenditures amounted to $8.1 million at December 31, 2006.

Noncancelable leases require minimum rental payments through 2020 totaling $319.2 million.  Payments required for the years 2007 through 2011 are as follows:

(in thousands)

	2007	2008	2009	2010	2011
Minimum Rental Payments	$55,895	$48,680	$42,610	$30,350	$26,817

These leases are principally for office space and equipment and contain renewal and escalation clauses.  Total rental expense amounted to $57 million in 2006, $59 million in 2005 and $60 million in 2004.

Other Guarantees and Contingencies

There are various libel actions, legal proceedings and other matters that have arisen in the ordinary course of business that represent possible contingencies of ours and our subsidiaries.  In our opinion, based on advice of legal counsel, the ultimate outcome to us and our subsidiaries as a result of these legal proceedings and other matters will not have a material effect on our financial statements.  In addition, we have insurance coverage for many of these matters.

Our bylaws provide for indemnification of officers and directors prosecuted in a criminal action or sued in a civil action or proceeding to the full extent permitted by the Delaware General Corporation Law.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited; however, we maintain directors' and officers' liability and corporation reimbursement insurance for the benefit of our directors and officers.  The policy provides coverage for certain amounts paid as indemnification pursuant to the provisions of Delaware law and our bylaws.  As a result of our insurance coverage, we believe that the estimated fair value of these indemnification provisions is minimal.

We enter into indemnification agreements in our ordinary course of business, typically with companies from which we are acquiring or to which we are selling businesses, partners in joint ventures, licensees and licensors, and service providers and contractors.  Under these agreements we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, as a result of our activities or our breach of the agreement in question or in connection with any intellectual property infringement claim by any third party with respect to our products.  These indemnification obligations generally survive termination of the underlying agreement, either for some set number of years or perpetually.  In some cases, the maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited.  We believe that the estimated fair value of these indemnity obligations is minimal and we have no liabilities recorded for these obligations as of December 31, 2006.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

Newsprint is our single most important raw material and represented approximately 8% of our total operating expenses in each of the last three years. We have signed long-term contracts with certain newsprint suppliers for a substantial portion of our annual newsprint requirements and have discretion as to the timing of such purchases.

NOTE 10:  PENSION AND OTHER POSTRETIREMENT PLANS

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158).  SFAS 158 requires financial statement recognition of the overfunded or underfunded status of the obligations associated with defined benefit pension, retiree healthcare and other postretirement plans.  We adopted SFAS 158 as of December 31, 2006, when it was effective for us, and the impact on our financial statements, for all benefit plans taken as a whole, was not significant.  The adoption of SFAS 158 had no effect our results of operations.

Employee Pensions

We provide retirement plans for a majority of our employees who meet specific length of service requirements through several plans.

Our defined contribution plans cover a majority of our employees.  The 401(k) Savings Plans are based on a fixed percentage of compensation and allow an employer matching opportunity up to a specified percentage.  The contribution for each employee is limited to the amount deductible for income tax purposes.  The annual cost of the plan is funded currently.  The total costs related to defined contribution plans, on a continuing operations basis, amounted to $45.7 million in 2006, $44.4 million in 2005 and $43.7 million in 2004.

Substantially all employees who are not covered by the defined contribution plans are covered by defined benefit pension plans.  Our defined benefit pension plan benefits are based on years of service and compensation.  The total cost of these defined benefit plans was $12.1 million in 2006, $5.8 million in 2005 and $2.8 million in 2004.

Postretirement Benefits other than Pensions

For a majority of our full-time employees, we sponsor defined benefit postretirement medical plans which provide lifetime health care benefits to retirees who meet specified length of service and age requirements, and their eligible dependents.  The plans are unfunded.

Plan amendments

In the fourth quarters of 2006 and 2005, we announced modifications to the coverage under our prescription drug plans which affect certain current employees and retirees.  The modification in 2006 required certain employees and retirees to contribute a greater percentage of medical costs than they had previously.  The modification in 2005 required the substitution of the Medicare Part D prescription drug program (or a plan that matches the provisions of the Medicare Part D prescription drug program) beginning in 2007 in place of our current drug plan.  In addition, certain new employees hired after January 1, 2006 will not be eligible for any retiree health care benefits.  Instead, those employees will be eligible for Medicare benefits.  These modifications apply only to benefits that come into effect after retirement.

Defined Benefit Plans - Obligations and Funded Status

Our defined pension and other postretirement benefit plans, which are measured at December 31, were as follows:

(in thousands)	Pension Benefits		Other
			Postretirement
			Benefits
	2006	2005	2006	2005
Change in Benefit Obligation
Projected benefit obligation at January 1	$208,095	$181,266	$261,230	$258,359
Service cost	6,425	5,932	8,910	9,937
Interest cost	11,440	10,498	13,639	14,718
Plan participant contributions	-	-	1,349	1,315
Plan amendments	1,871	315	(29,511)	(27,130)
Effect of curtailment/settlement(1)	(3,968)	-	(158)	-
Actuarial (gain) loss	(7,560)	20,344	(11,551)	14,261
Benefits paid	(10,998)	(10,260)	(10,446)	(10,230)
Retiree Drug Subsidy	-	-	638	-
Projected benefit obligation at December 31	$205,305	$208,095	$234,100	$261,230

Change in Plan Assets
Fair value of plan assets at January 1	$157,664	$159,425
Actual return on plan assets	16,187	5,995
Employer contribution	10,042	2,504	$9,097	$8,915
Plan participant contributions	-	-	1,349	1,315
Benefits paid	(10,998)	(10,260)	(10,446)	(10,230)
Fair value of plan assets at December 31	$172,895	$157,664	$-	$-

Funded status at December 31	$(32,410)	$(50,431)	$(234,100)	$(261,230)

Amounts Recognized in the Statement of Financial Position Consist of:
Noncurrent assets	$2,100	$3,500
Current liabilities	(322)	-	$(10,115)	$(8,307)
Noncurrent liabilities	(34,188)	(39,525)	(223,985)	(221,890)
Accumulated other comprehensive income	-	47,352	-
Net amount recognized	$(32,410)	$11,327	$(234,100)	$(230,197)

Components of Accrued Benefit Costs in 2005
Funded status	$-	$(50,431)	$-	$(261,230)
Unrecognized actuarial loss	-	58,952	-	81,912
Unrecognized prior service cost	-	2,806	-	(50,879)
Accrued benefit costs	$-	$11,327	$-	$(230,197)

Amounts Recognized in Accumulated other Comprehensive Income in 2006 Consist of:
Net loss	$40,153	$-	$67,425	$-
Prior service cost (credit)	1,529	-	(76,250)	-
Total(2)	$41,682	$-	$(8,825)	$-

(1) The plan curtailment in 2006 related to the sale of six local media newspaper businesses, as discussed in Note 4, as we recorded additional defined benefit obligations reflecting special termination benefits and curtailment losses.

(2)The estimated net loss and prior service cost for the defined pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2007 is approximately $2 million and $0.5 million, respectively.  The estimated prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefic cost during 2007 is approximately $6 million.

The accumulated benefit obligation for the defined benefit pension plans was $194.8 million and $193.8 million as of December 31, 2006 and 2005, respectively.

Components of Net Periodic Benefit Costs and Other Amounts Recognized in Other Comprehensive Income

(in thousands)	Pension Benefits			Other Postretirement Benefits
Net Periodic Benefit Cost	2006	2005	2004	2006	2005	2004
Service cost	$6,425	$5,932	$5,274	$8,910	$9,937	$8,240
Interest cost	11,440	10,498	10,301	13,639	14,718	13,246
Expected return on plan assets	(12,452)	(13,196)	(13,117)	-	-	-
Amortization of prior service cost	698	748	724	(4,038)	(1,730)	(1,433)
Recognized actuarial loss	3,517	1,821	798	2,541	2,303	813
Special termination benefits(*)	1,897	-	-	-	-	-
Plan curtailment(*)	553	-	(1,138)	134	-	-
Total periodic benefit cost	$12,078	$5,803	$2,842	$21,186	$25,228	$20,866

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income in 2006

Net actuarial (gain) loss	$(7,199)	$-	$-	$67,425	$-	$-
Prior service (credit) cost	1,529	-	-	(76,250)	-	-
Total recognized in other comprehensive income	$(5,670)	$-	$-	$(8,825)	$-	$-
Total recognized in net periodic benefit cost and other comprehensive income	$6,408	$-	$-	$12,361	$-	$-

(*) The plan curtailment and special termination benefits in 2006 related to the sale of six local media newspaper businesses.  The plan curtailment in 2004 related to a reduction in plan participants as a result of the repositioning of the Far Eastern Economic Review to a monthly publication.

Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31

(in millions)

	2006	2005
Projected benefit obligation	$196.8	$200.1
Accumulated benefit obligation	187.3	187.8
Fair value of plan assets	162.5	148.2

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Discount Rate	5.91%	5.59%	6.00%	5.63%
Salary Scale	3.28%	3.00%	n/a	n/a

Weighted-average assumptions used to determine net cost at December 31:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Discount Rate	5.59%	5.80%	6.20%	5.63%	5.88%	6.25%
Expected Asset Return	8.53%	8.51%	8.44%	n/a	n/a	n/a
Salary Scale	3.00%	3.00%	3.00%	n/a	n/a	n/a

Basis for determining the discount rate

Our discount rate was determined by projecting the plans’ expected future benefit payments, as defined for the projected benefit obligations, and discounting those expected payments using an average of yield curves constructed based on a large population of high-quality corporate bonds.  The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

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

Health care cost trend rate

A 9% annual rate of increase in the per capita costs of covered health care benefits was assumed for 2007, gradually decreasing to 5% by the year 2013 and remaining at that rate thereafter.  Our health care cost trend rate assumed for 2006 was 9% decreasing to 5% by the year 2012.

A one percentage point change in the assumed health care cost trend rates would have had the following effects in 2006:

(in thousands)	1% Increase	1% Decrease
Accumulated postretirement benefit obligation as of December 31, 2006	$41,120	$(34,645)
Total service and interest cost for 2006	4,890	(3,963)

Defined Benefit Pension Plan Assets

The defined benefit pension plan’s investment objective is to maximize long-term total return through a combination of income and capital appreciation with a prudent investment practice and assumption of a moderate risk level.  We provide guidance to the investment manager who has responsibility for asset allocation within the following ranges: equity investments between 25% to 75%, debt securities between 25% to 75%, and cash equivalents from 0% to 50%.  In addition, the investment manager may not allocate more than 35% to a specific industry or more than 5% to an individual company.

Pension plan asset allocation at December 31, 2006 and 2005 and the target allocation for 2007 are as follows:

	Allocation as of		Target
	December 31		Allocation
Asset Category	2006	2005	2007
Equity securities	71%	69%	65%
Debt securities	29%	31%	35%
	100%	100%	100%

Expected Contributions

We expect to make approximately $7 million of contributions to fund the pension plans in 2007.

Expected Future Benefit Payments

We expect to pay the following benefit payments, which reflect expected future service:

(in thousands)	Pension Benefits	Other Post Retirement Benefits
2007	$11,101	$11,093
2008	11,365	11,183
2009	11,644	11,492
2010	11,873	11,815
2011	12,228	12,339
2012-2016	72,160	71,436

NOTE 11:  INCOME TAXES

The components of consolidated income from continuing operations before income taxes and equity earnings were as follows:

(in thousands)	2006	2005	2004
Domestic	$175,994	$143,808	$191,334
Foreign	(39,937)	(53,099)	(62,804)
Income from continuing operations before income taxes and equity earnings	$136,057	$90,709	$128,530

The following is a reconciliation of income tax expense from continuing operations to the amount derived by multiplying income from continuing operations before income taxes and equity earnings by the statutory federal income tax rate of 35%.

(dollars in thousands)	2006	% of Income Before Taxes	2005	% of Income Before Taxes	2004	% of Income Before Taxes
Income before income taxes and equity earnings multiplied by statutory federal income tax rate	$47,620	35.0%	$31,748	35.0%	$44,985	35.0%
State and foreign taxes, net of federal income tax effect	5,009	3.7	3,708	4.1	6,366	5.0
Nondeductible capital loss, net of utilization	(21,927)	(16.1)	754	0.8	2,426	1.9
Resolution of certain income tax matters(1)	(21,147)	(15.5)	(9,148)	(10.1)	(7,151)	(5.6)
Other, net	(1,585)	(1.2)	(908)	(1.0)	(1,580)	(1.2)
Total income taxes(2)	$7,970	5.9%	$26,154	28.8%	$45,046	35.0%

(1) Certain income tax matters impacted the rates of the respective years as follows:

2006

In the fourth quarter of 2006, we recorded a tax benefit of $13.9 million as a result of a favorable resolution of certain federal and state tax matters.  In October 2006, an agreement was concluded pursuant to the tax treaty between the U.S. and the United Kingdom which eliminated the uncertainty of deducting certain foreign losses for U.S. tax purposes.  In addition, certain state statutes of limitations expired during the fourth quarter and as a result we adjusted our tax accounts accordingly.

In the third quarter of 2006, we recorded a tax benefit of $7.2 million and related interest income of $0.4 million as a result of a favorable resolution of certain state matters reflecting the expiration of statute of limitations and a federal tax refund.

2005

In the fourth quarter 2005, we received a federal tax refund, including interest, related to the settlement of claims from previously filed returns.  Pursuant to the settlement of these claims, during the fourth quarter of 2005, we recorded an adjustment of $8 million to our tax accounts and recorded interest income of $1.4 million ($0.9 million, net of taxes).  The total impact of these items was an increase in net income of $8.9 million.  Additionally, in the third quarter 2005, we recorded an adjustment of $1.1 million to our tax accounts as a result of other tax matters.

2004

Income tax expense in 2004 included tax benefits of $7.2 million as a result of the favorable resolution of certain federal tax matters primarily reflecting the expiration of statute of limitations.

(2) The sum of the individual amounts may not equal the total due to rounding.

Consolidated income tax expense from continuing operations was as follows:

(in thousands)	Federal	State	Foreign	Total
2006
Currently payable	$22,617	$(7,576)	$7,028	$22,069
IRS 2001 federal audit tax refund	(2,841)	-	-	(2,841)
Deferred	(6,900)	(4,263)	(95)	(11,258)
Total	$12,876	$(11,839)	$6,933	$7,970

2005
Currently payable	$42,026	$5,193	$4,374	$51,593
IRS 1999-2000 federal audit tax refund	(6,417)	-	-	(6,417)
Deferred	(12,508)	(6,507)	(7)	(19,022)
Total	$23,101	$(1,314)	$4,367	$26,154

2004
Currently payable	$11,887	$15,359	$5,249	$32,495
Deferred	19,310	(6,203)	(556)	12,551
Total	$31,197	$9,156	$4,693	$45,046

Our combined current and noncurrent deferred taxes at December 31, 2006 and 2005 consisted of the following deferred tax assets and liabilities:

(in thousands)	Deferred Tax Assets		Deferred Tax Liabilities
	2006	2005	2006	2005
Depreciation			$82,908	$86,815
Employee benefit plans, including deferred compensation	$170,192	$148,133
Investments			3,138	1,022
Intangibles			44,361	24,523
Leases	5,663	6,008
Capital loss carryforward	7,235	61,328
Unrecognized capital loss carryforward	7,607	108,943
Income tax valuation allowance for capital loss carryforward	(14,842)	(170,271)
Net operating loss carryforward - acquired	11,485	36,577
Other	12,578	11,941	27,554	31,661
Total deferred taxes	$199,918	$202,659	$157,961	$144,021

Capital Loss Carryforward Valuation Allowance

Approximately $8 million of the loss carryforward is recognized for tax purposes and will expire in 2010.  In 2006, through divestitures, we generated tax capital gains of approximately $264 million, which were offset by a tax capital loss of $202 million resulting from the contract guarantee settlement in early 2006 and available capital loss carryforwards.  At the end of 2006, approximately $93 million of available capital loss carryforwards expired.

Net Operating Loss Carryforward- acquired

As part of the MarketWatch acquisition, we acquired a net operating loss carryforward of approximately $113.9 million (a deferred tax asset of about $43.9 million).  Approximately $90 million of this loss carryforward was utilized through 2006.  As of December 31, 2006, the remaining loss carryforward was $23.9 million (a deferred tax asset of about $11.5 million).  As of December 31, 2005, the remaining loss carryforward was $93.9 million (a deferred tax asset of about $36.6 million).

Income Taxes Paid, net

Income tax payments were $28.4 million in 2006, $16.7 million in 2005 and $39.6 million in 2004.

NOTE 12:  CAPITAL STOCK

Common stock and class B common stock have the same dividend and liquidation rights.  Class B common stock has ten votes per share, free convertibility into common stock on a one-for-one basis and can be transferred in class B form only to members of the stockholder’s family and certain others affiliated with the stockholder.

As of December 31, 2006, approximately $326.4 million remained under board authorization for share repurchases.

NOTE 13:  EARNINGS PER SHARE AND SHARE-BASED COMPENSATION PLANS

Earnings Per Share

Basic and diluted earnings per share have been computed as follows:

(in thousands, except per share amounts)

	2006 (2)	2005 (2)	2004 (2)
Income from continuing operations	$153,155	$45,595	$83,336
Income from discontinued operations	233,409	14,800	16,212
Net income	$386,564	$60,395	$99,548

Weighted-average shares outstanding – basic	83,254	82,751	81,878

Effect of dilutive securities:
Stock options	31	139	120
Other, principally contingent stock rights	440	299	287
Weighted-average shares outstanding – diluted (1)	83,725	83,189	82,285

Earnings per basic share:
Continuing operations	$1.84	$.55	$1.02
Discontinued operations	2.80	.18	.20
Earnings per basic share	$4.64	$.73	$1.22

Earnings per diluted share:
Continuing operations	$1.83	$.55	$1.01
Discontinued operations	2.79	.18	.20
Earnings per diluted share	$4.62	$.73	$1.21

(1)

The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the year.

(2)

Options to purchase 9,074,000 shares in 2006 at an average price of $52.36, options to purchase 9,114,000 shares in 2005 at an average price of $53.20 and options to purchase 8,474,000 shares in 2004 at an average price of $54.85 have been excluded from the diluted earnings per share calculation for each respective year because the options’ exercise prices were greater than the average market price during the year and to include such securities would be antidilutive.

Share-Based Compensation Plans

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

We adopted SFAS 123R and the related FASB Staff Positions using the modified prospective application, one of several alternative transition methods, when it became effective on January 1, 2006.  Accordingly, prior period amounts were not restated.  Prior to the adoption of SFAS 123R, we applied APB 25 and charged against income the stock-based compensation expense for the share-based plans other than stock options - principally in relation to our contingent stock rights, restricted stock units and restricted stock award plans.  The incremental stock-based compensation expense recorded during the twelve months ended December 31, 2006 was $5.1 million ($3.1 million after taxes, or $.04 per share).

Had our stock-based compensation been determined by the fair-value based method of SFAS 123R during 2005 and 2004, as it was during 2006, our net income and earnings per share would have been as follows:

(in thousands, except per share amounts)

	2006(1)	2005	2004
Net income, as reported	$386,564	$60,395	$99,548

Add: Stock-based compensation expense included in reported net income, net of taxes	13,031	6,023	5,272

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes (2)	(13,031)	(8,296)	(27,354)

Adjusted net income	$386,564	$58,122	$77,466

Earnings per basic share:
As reported	$4.64	$.73	$1.22
As adjusted	$4.64	$.70	$.95	(3)

Earnings per diluted share:
As reported	$4.62	$.73	$1.21
As adjusted	$4.62	$.70	$.94	(3)

(1)  Net income and earnings per share for the year ended December 31, 2006 as reported and adjusted are the same since stock-based compensation expense was calculated under the provisions of SFAS 123R and was presented for comparative purposes.

(2) Total stock-based compensation expense for all awards presented in the table above is net of taxes of $8.6 million, $5.5 million and $18 million for 2006, 2005 and 2004, respectively.
(3) Includes a reduction of approximately 11 cents as a result of our decision to accelerate the vesting of certain options.

The following table provides the estimated fair value, under the Black-Scholes option-pricing model, of each option granted in 2006, 2005 and 2004 and the significant weighted-average assumptions used in their determination.  The expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of employees.  The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant corresponding with the expected life of such grant.  Similarly, the expected volatility was estimated based on the historical volatility over the term of the expected life, while the expected dividend yield was based on historical dividend payments.

Options under Stock Options Plans	Fair Value	Risk-Free Interest Rate	Dividend Yield	Expected Life (years)	Volatility
2006	$10.39	4.7%	2.6%	6.0	28.5%
2005	9.53	3.7	2.4	5.0	27.7
2004	13.45	3.0	1.7	5.0	29.0

The Dow Jones 2001 Long-Term Incentive Plan (the plan) provides for the grant of contingent stock rights, stock options, restricted stock, restricted stock units and other stock-based awards (collectively, “plan awards”).  The Compensation Committee of the Board of Directors administers the plan.  Under the plan, common stock may be granted for plan awards through March 31, 2011.  We utilize treasury stock to satisfy exercises of stock options and vesting of other share-based awards.  At December 31, 2006, there were approximately 2.9 million shares available for future grants under the 2001 plan.  The total compensation cost related to nonvested stock-based awards not yet recognized was $21 million as of December 31, 2006 and this is expected to be recognized over a weighted-average period of approximately one and one-half years.

Stock options

Options for shares of common stock may be granted under existing plans at not less than the fair market value of the common stock on the date of grant.  In the fourth quarter of 2004, with approval from our Board of Directors, we announced the acceleration of 2.2 million stock options, representing all outstanding unvested options granted after 2002.  Our decision to accelerate the vesting of certain outstanding stock option grants was made as part of a broad review of long-term incentive compensation in light of changes in market practices and accounting changes.  Other changes implemented beyond accelerating the vesting of certain options included reducing overall equity grant levels, a change in the mix of grants and applying a three-year “cliff” vesting schedule to future grants of stock options.  Accordingly, all options outstanding at December 31, 2006 and December 31, 2005 were exercisable other than the 2006 and 2005 grants which will vest and become exercisable three years from the respective date of grant.  Options expire 10 years from the date of grant.

The activity with respect to options under our stock option plans was as follows:

(shares in thousands)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Balance at January 1	9,474	$51.81
Granted	675	38.07
Exercised	(385)	32.62
Terminated/Canceled	(585)	52.33
Balance at December 31	9,179	$51.57	5.1	$2,796

Options exercisable at December 31	8,041	$53.31	4.6	$2,629

The weighted-average grant date fair value of options granted during 2006, 2005 and 2004 were $10.39, $9.53 and $13.45, respectively.  The total intrinsic value of options exercised during 2006, 2005 and 2004 were $1.3 million, $14.3 million and $2.4 million, respectively.

The activity with respect to nonvested options under our stock option plans was as follows:

(shares in thousands)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Fair	Contractual	Intrinsic
	Shares	Value (1)	Term (years)	Value
Nonvested balance at January 1	531	$9.53
Granted	675	10.39
Terminated/Canceled	(67)	9.96
Nonvested balance at December 31 (2)	1,139	$10.01	8.7

(1) Represents weighted-average fair value of stock option award at date of grant.
(2) We expect approximately 90% of the nonvested balance to vest.

Options outstanding at the end of 2006 are summarized as follows:

(shares in thousands)	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Intrinsic Value(*)	Shares	Weighted- Average Exercise Price	Intrinsic Value(*)
$3.04 to $34.21	150	$20.56	6.7	$2,617	150	$20.56	$2,617
$34.38 to $39.11	676	38.02	9.1	179	9	36.95	12
$40.64 to $49.85	2,617	45.32	5.2		2,146	46.24
$50.75 to $55.16	3,384	53.69	5.0		3,384	53.69
$55.22 to $60.45	1,554	59.51	4.1		1,554	59.51
$62.75 to $73.25	789	64.24	3.1		789	64.24
$87.67 to $170.16	9	124.86	2.7		9	124.86
Balance at December 31, 2006	9,179	$51.57	5.1	$2,796	8,041	$53.31	$2,629

Five most highly-compensated executives	1,355	$51.03	5.6	$ -	1,065	$54.15	$ -
All others	7,824	51.67	5.0	2,796	6,976	53.01	2,629
Total	9,179	$51.57	5.1	$2,796	8,041	$53.31	$2,629

(*) Represents the excess of the closing price of our common stock on December 29, 2006 ($38.00), over the respective exercise price of the options multiplied by the number of in-the-money options at December 31, 2006.

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

The activity with respect to the number of contingent stock rights outstanding was as follows:

(in number of stock rights)

Balance at January 1, 2006	1,106,000
Granted	436,000
Final awards(*)	(121,000)
Terminated/Canceled	(135,000)
Balance at December 31, 2006	1,286,000

(*) The combined market value of the final shares awarded in 2006 was $4.7 million based on the stock price on the date of award.

Contingent Stock Rights Outstanding:

Performance Period	Total
2003-2006	262,000
2004-2006	231,000
2005-2007	377,000
2006-2008	416,000
Total	1,286,000

Restricted stock units and Restricted stock awards

Restricted stock units cliff vest at the end of three years from the date of grant and are payable in common stock.  Any dividends accrued during this period would be payable at the end of the three year period in cash.

The vesting of restricted stock awards may be conditional upon the completion of a specified period of employment, upon attainment of specified performance goals, and/or any other such criteria as the Compensation Committee may determine.  During 2006 and 2005 we granted restricted stock awards with a market value of $0.6 million and $1.2 million, respectively.

The activity with respect to restricted stock units and restricted stock award outstanding was as follows:

(in number of units or awards)	Restricted Stock
	Units	Awards
Balance at January 1, 2006	293,000	37,000
Granted	217,000	78,000
Vested	-	(6,000)
Terminated/Canceled	(47,000)	-
Balance at December 31, 2006(*)	463,000	109,000

(*)We expect that all of the outstanding nonvested units and awards will vest.

Restricted stock units outstanding:

Performance Period	Shares Granted	Average Grant Price	Terminated/ Canceled	Balance
2004-2006	101,000	$52.65	21,000	80,000
2005-2007	220,000	$40.67	35,000	185,000
2006-2008	217,000	$38.31	19,000	198,000
Total	538,000		75,000	463,000

Stock purchase plan

Under the terms of the Dow Jones 1998 Employee Stock Purchase Plan, eligible employees may purchase shares of our common stock based on compensation through payroll deductions or a lump-sum payment.  The purchase price for payroll deductions is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period.  Lump-sum purchases are made during the offering period, which is during the month of July each year, at the lower of 85% of the fair market value of the stock on the first day of the purchase period or the payment date.  At December 31, 2006, there were 958,000 shares available for future offerings.  Under the plan, we sold 93,000 shares, 104,000 shares and 109,000 shares to employees in 2006, 2005 and 2004, respectively.

NOTE 14:  BUSINESS SEGMENTS

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

Enterprise media is managed as one segment as it comprises product offerings under the Dow Jones brand and offers business and financial information content to other businesses and financial professionals around the globe.  Its exclusive business and financial content is highly valued by its customers.  In addition, its product offerings rely on advanced delivery technology to meet customer’s needs and part of this segment’s overall strategy is to add more value to content with technology-enabled, well-designed and conveniently delivered enhancements and new products.  It has a shared information technology infrastructure, including a product development group that develops tools used in all of the offerings.  Enterprise media’s revenues are primarily subscription-based and the segment is comprised of Dow Jones Newswires, Dow Jones Financial Information Services, Dow Jones Indexes, Dow Jones Reprints/Permissions, Dow Jones Licensing Services and Factiva.

Local media, formerly known as community media, includes the operations of Ottaway Newspapers, which publishes daily newspapers, weekly newspapers and “shoppers” in the U.S.

We evaluate the performance of our segments exclusive of restructuring charges.  See Note 5 for a further discussion of these items.

Our operations by reportable business segment, on a continuing basis, were as follows:

Financial Data by Business Segment

(in thousands)	2006	2005	2004
Revenues: (1)
Consumer media	$1,123,476	$1,042,656	$1,025,782
Enterprise media	408,616	380,340	304,232
Local media	252,211	249,951	244,293
Segment eliminations(2)	(433)	-	-
Consolidated revenues	$1,783,870	$1,672,947	$1,574,307

Income (Loss) Before Income Taxes and Equity Earnings:
Consumer media	$33,987	$(2,557)	$34,843
Enterprise media	102,875	91,502	75,676
Local media	48,200	54,530	61,894
Corporate	(37,420)	(36,019)	(33,528)
Segment operating income	147,642	107,456	138,885

Restructuring and other items, net(3)	(43,058)	(11,367)	(3,932)
Consolidated operating income	$104,584	$96,089	$134,953

Investment income	1,096	2,127	520
Interest expense	(30,173)	(19,255)	(3,740)
Contract guarantee	62,649	(4,090)	(6,933)
Other, net	(2,099)	15,838	3,730
Income from continuing operations before income taxes and equity earnings	$136,057	$90,709	$128,530

(in thousands)	2006	2005	2004
Depreciation and Amortization Expense:
Consumer media	$64,915	$72,296	$76,897
Enterprise media	21,446	23,279	16,170
Local media	11,022	10,114	8,999
Corporate	127	150	165
Consolidated depreciation and amortization expense	$97,510	$105,839	$102,231

Assets at December 31:
Consumer media	$1,025,286	$1,036,267	$714,746
Enterprise media	606,943	369,712	228,769
Local media	285,643	274,384	263,515
Segment assets	1,917,872	1,680,363	1,207,030
Assets of discontinued operations	-	53,819	52,723
Cash and investments	37,690	47,790	120,450
Consolidated assets	$1,955,562	$1,781,972	$1,380,203

Capital Expenditures:
Consumer media	$60,358	$32,447	$36,795
Enterprise media	13,464	10,883	12,740
Local media	17,515	18,646	25,096
Consolidated capital expenditures	$91,337	$61,976	$74,631

Financial Data by Geographic Area

Revenues:
United States	$1,618,884	$1,522,559	$1,430,276
International	164,986	150,388	144,031
Consolidated revenues	$1,783,870	$1,672,947	$1,574,307

Plant, Property and Equipment, Net of Accumulated Depreciation:
United States	$627,526	$605,564	$634,226
International	11,246	10,833	12,035
Consolidated plant, property and equipment, net	$638,772	$616,397	$646,261

Goodwill and Intangible Assets, Net of Accumulated Amortization:
United States	$763,932	$687,462	$249,772
International	187,279	57,498	52,424
Consolidated goodwill and intangible assets, net	$951,211	$744,960	$302,196

(1) Transactions between segments are not significant and are eliminated in consolidation. Amounts have been restated to conform to the current year presentation.
(2) Represents elimination of content fees charged to Factiva post acquisition.

(3) Restructuring and other items are not included in segment expenses, as management evaluates segment results exclusive of these items.  For information purposes, the restructuring and other items allocable to each segment were as follows:

in thousands	2006	2005	2004
Consumer media	$(29,230)	$(8,856)	$(3,580)
Enterprise media	(8,556)	(1,698)	(261)
Local media	(312)	-	-
Corporate	(4,960)	(813)	(91)
Total	$(43,058)	$(11,367)	$(3,932)

NOTE 15:  FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

Our investments include marketable equity securities, which are carried at their market value.  As of December 31, 2006 the market value of these securities was $3 million reflecting an unrealized gain of $0.6 million.  As of December 31, 2005, the market value of these securities was $5.1 million reflecting an unrealized gain of $2.6 million.  The balance of the other investments is carried at original cost.

The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and commercial paper borrowings approximate fair value.  The fair value of our 3-year bonds, determined based on quoted market prices, totaled $221.2 million and $219.1 million at December 31, 2006 and 2005, respectively, compared with a book value of $225 million in both periods.

Foreign Currency Exchange Forward Contracts

We enter into foreign currency exchange forward contracts to mitigate earnings volatility through the use of cash flow hedges.  Our revenues are largely collected in U.S. dollars. However, certain anticipated operating expenses are denominated in foreign currencies and accordingly are hedged.  Realized gains or losses on foreign currency exchange forward contracts are recognized currently through income and generally offset the transaction gains or losses on the foreign currency cash flows which they are intended to hedge.

During 2006 and 2005 we entered into foreign currency exchange forward contracts to exchange U.S. dollars for the following foreign currencies:

	2006		2005
(in millions)	Foreign Currency	U.S. Dollar	Foreign Currency	U.S. Dollar
British Pound	3.6	6.9	7.4	12.9
Euro	1.0	1.2	9.1	10.9
Hong Kong Dollar	-	-	5.2	0.7
Japanese Yen	-	-	112.6	1.0

The fair value of the contracts for 2006 and 2005 was an unrealized gain of $0.3 million and an unrealized loss of $0.3 million, respectively.

We also periodically enter into foreign currency exchange forward contracts to limit cash flow and earnings volatility that results from remeasuring certain foreign currency payables at prevailing exchange rates.  The unrealized gains or losses of these forward contracts were recognized in Other, net in the income statement and were not outstanding as of December 31, 2006.  As of December 31, 2005, we had forward currency exchange contracts outstanding to exchange 10 million British Pounds for $17.2 million, which expired in the first quarter of 2006.

Concentrations of Credit Risk

Financial instruments that potentially could subject us to concentrations of credit risk consist largely of trade accounts receivable.  We sell print and electronic information products world-wide to a wide variety of customers in the financial, business and private investor marketplaces.  The concentration of credit risk with respect to trade receivables is slight due to the large number and geographic dispersion of customers that comprise our customer base.

NOTE 16:  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth our selected quarterly financial data, adjusted for discontinued operations:

(in millions, except per share amounts)	Quarters
	First	Second	Third	Fourth	Year(*)
2006
Revenues	$430.1	$456.0	$412.4	$485.4	$1,783.9
Operating (loss) income	(2.3)	44.9	13.6	48.4	104.6
Income from discontinued operations, net of tax	2.2	4.1	92.7	134.4	233.4
Net income	61.5	28.8	105.4	190.9	386.6
Earnings per share:
Basic	$.74	$.35	$1.27	$2.29	$4.64
Diluted	.74	.34	1.26	2.27	4.62

2005
Revenues	$389.8	$428.7	$396.8	$457.6	$1,672.9
Operating income	12.2	31.4	9.4	43.1	96.1
Income from discontinued operations, net of tax	2.8	4.4	3.8	3.8	14.8
Net income	8.2	0.9	10.2	41.2	60.4
Earnings per share:
Basic	$.10	$.01	$.12	$.50	$.73
Diluted	.10	.01	.12	.49	.73

The following table sets forth certain items included in net income by quarter:

(in millions)	Quarters
	First	Second	Third	Fourth	Year(*)
2006
Restructuring and other items, net	$(12.5)	$(4.1)	$-	$(9.3)	$(25.8)
Contract guarantee	62.6	-	-	-	62.6
Certain income tax matters	-	-	7.6	13.9	21.4
Gain on disposition of equity investments	-	-	-	14.3	14.3
Gain on sale of local media newspapers	-	-	-	132.1	132.1
Reversal of tax valuation allowance	-	-	89.4	-	89.4
Total	$50.1	$(4.1)	$97.0	$151.0	$294.0

2005
Restructuring and other items, net		$(6.9)	$-	$-	$(6.9)
Contract guarantee	$(1.3)	(1.1)	(0.9)	(0.7)	(4.1)
Gain on disposition of cost investments	-	8.3	-	-	8.3
Certain income tax matters	-	-	1.1	8.9	10.0
Gain on disposition of equity investments	-	9.4	-	-	9.4
Restructuring by an equity investment	-	-	-	(1.3)	(1.3)
Write-down of equity investments	-	(36.7)	-	-	(36.7)
Total	$(1.3)	$(27.0)	$0.2	$6.9	$(21.4)

(*) The sum of the individual amounts may not equal the total due to rounding.

Schedule II

DOW JONES & COMPANY, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2006, 2005 and 2004

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts(1)	Deductions		Balance at End of Period

Year ended December 31, 2006:
Reserves deducted from assets - Allowance for doubtful accounts	$5,870	$2,363	$1,268	$4,111	(2)	$5,390

Tax valuation allowance	$170,271			$155,429	(3)	$14,842

Year ended December 31, 2005:
Reserves deducted from assets - Allowance for doubtful accounts	$5,138	$2,376	$1,193	$2,837	(2)	$5,870

Tax valuation allowance	$165,311	$16,031		$11,071		$170,271

Year ended December 31, 2004:
Reserves deducted from assets - Allowance for doubtful accounts	$4,931	$3,238	$989	$4,020	(2)	$5,138

Tax valuation allowance	$166,727	$2,249		$3,665		$165,311

(1) Recoveries of accounts previously written off. In 2005, also includes an addition of approximately $622 thousand resulting from the acquisition of MarketWatch.
(2) Accounts written off as uncollectible and credits issued to customers.
(3) Includes adjustments related to the utilization of capital loss carryforwards, the settlement of the contract guarantee and the expiration of capital loss carryforwards.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Assessment of Internal Control Over Financial Reporting located in Item 8 is incorporated by reference.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act), are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  The information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended December 31, 2006 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

In connection with the acquisition of the 50% Factiva stake from Reuters (bringing our ownership to 100%), we will be incorporating internal controls over financial reporting related to Factiva into our Section 404 assessment for 2007.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to our directors is incorporated by reference to the tables, including the footnotes thereto, titled “Nominees for Election at the Annual Meeting” in the 2007 Proxy Statement.  There were no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.  The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement.  For the information required by this item relating to executive officers, see Part I, page 12 of this Form 10-K.  The information required by this item with respect to family relationships is incorporated by reference to footnote (2) under the table titled “Nominees for Election at the Annual Meeting” in the 2007 Proxy Statement.

The information required by this item with respect to the Audit Committee is incorporated by reference to the information appearing under the captions “Audit Committee—Authority and Functions, Audit Committee Charter, and Members of the Audit Committee” and “Board of Directors—Director Independence” in the 2007 Proxy Statement.

The information required by this item with respect to our Code of Ethics is incorporated by reference to the information appearing under the caption “Code of Conduct” in the 2007 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the material as well as the tables, including the footnotes thereto, appearing under the captions “Executive Compensation – Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation” in the 2007 Proxy Statement, to the material under the captions “Compensation Committee Report on Executive Compensation” and “Director Compensation” in the 2007 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” in the 2007 Proxy Statement.

The following table provides our equity compensation plan information as of December 31, 2006.  Under these plans, our common stock may be issued upon the exercise of options.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options compensation plan	Number of securities remaining available for future issuance under equity
Equity compensation plans approved by security holders (a)	9,227,000	$51.45	3,892,000	(b)

Equity compensation plans not approved by security holders (c)	4,000	$27.49	359,000
Total	9,231,000		4,251,000

(a)	Consists of 2001 Long-Term Incentive Plan and 1998 Employee Stock Purchase Plan. The 1998 Employee Stock Purchase Plan has 47,752 shares outstanding at the price of $29.21.

(b)	Includes 1,286,000 shares reserved for contingent stock rights and 958,000 shares available for the 1998 Employee Stock Purchase Plan.

(c)	Dow Jones Reuters Business Interactive, LLC 2000 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the sections titled “Director Independence” and “Certain Relationships and Related Transactions” in the 2007 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the tables, including the footnotes thereto, appearing under the captions “Audit Committee – Audit Fees”, “ – Audit-Related Fees”, “ – Tax Fees”,  “– All Other Fees”,  “– Audit Committee Pre-Approval Process” in the 2007 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

(a) Listed below are all financial statements, financial statement schedule and exhibits filed as part of this annual report on Form 10-K

(1) Financial Statements:

Included in Part II, Item 8 of this report:

Management’s Responsibility for Financial Statements

Management’s Assessment of Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004

Other schedules have been omitted since they are either not required or applicable.

(3) Exhibits:

Exhibit Number	Document
3.1	The Restated Certificate of Incorporation of the Company, as amended April 20, 2005, is hereby incorporated by reference to Exhibit 3.1 to its Form 10-Q for the quarter ended June 30, 2005.

3.2	The By-laws of the Company, as amended and restated as of June 21, 2006, is hereby incorporated by reference to Exhibit 3.1 to its Form 8-K filed on June 21, 2006.

4.1

Indenture, dated February 17, 2005, between Dow Jones & Company, Inc. and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 18, 2005.

4.2	Form of Initial Note and Form of Exchange Note (included within the Indenture filed as Exhibit 4.1).

10.1

Lease between the Company and World Financial Center formerly known as Olympia and York Battery Park Company, of space in The World Financial Center, New York City, is hereby incorporated by reference to Exhibit 10.9 to its Form 10-K for the year ended December 31, 1983 (SEC File No. 001-07564) as amended by its First through Eighth Amendments and the Letter agreements relating to such lease, which are hereby incorporated by reference to Exhibit 10.5 to its Form 10-Q for the quarter ended September 30, 2002, as amended by its Ninth Amendment dated December 17, 2003, which is hereby incorporated by reference to Exhibit 10.1 to its Form 10-K for the year ended December 31, 2003, and as amended by its Tenth Amendment dated June 8, 2004, and the subordination, Non-Disturbance and Attornment Agreement related thereto, which is hereby incorporated by reference to Exhibit 10.1 to its Form 10-Q for the quarter ended June 30, 2004.

10.2	Dow Jones 1991 Stock Option Plan, as amended, is hereby incorporated by reference to Exhibit 19.2 to its Form 10-Q for the quarter ended September 30, 1991 (SEC File No. 001-07564).

10.3	Dow Jones 1992 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended March 31, 1992 (SEC File No. 001-07564).

Exhibit Number	Document
10.4	Dow Jones 1997 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended March 31, 1997 (SEC File No. 001-07564).

10.5	Dow Jones 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.12 to its Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-07564).

10.6	Separation Plan for Senior Management, amended and restated as of September 15, 2004, is hereby incorporated by reference to Exhibit 10.1 to its Form 8-K dated September 20, 2004.

10.7

$100,000,000 18-Month Credit Agreement, dated February 20, 2007 among Dow Jones & Company, Inc., as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K dated February 23,2007.

10.8

$250,000,000 18-Month Credit Agreement, dated March 27, 2006 among Dow Jones & Company, Inc., as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent ,  is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K filed on March 28, 2006, as amended by the first amendment thereto dated as of November 2, 2006, which is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K filed on November 2, 2006.

10.9

5-Year Credit Agreement, dated June 21, 2004, is hereby incorporated by reference to Exhibit 10.3 to its Form 10-Q for the quarter ended June 30, 2004, as amended by the first amendment thereto dated as of December 17, 2004, which is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K filed on August 31, 2005, and as amended by the second amendment thereto dated as of August 29, 2005, which is hereby incorporated by reference to Exhibit 99.3 to its Form 8-K filed on August 31, 2005 and by the third amendment thereto dated as of June 23, 2006, which is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K filed on July 26, 2006.

10.10

$185,000,000 5-Year Credit Agreement, dated as of June 23, 2006, among Dow Jones & Company, Inc., as Borrower, the several lenders from time to time parties thereto, Bank of America, N.A. and Bank of Tokyo-Mitsubishi UFJ Trust Company, as co-syndication agents, Lloyds TSB Bank PLC and Deutsche Bank AG, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent, is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K filed on July 26, 2006.

10.11

Settlement Agreement by and between Dow Jones & Company, Inc., Market Data Corporation and Cantor Fitzgerald Securities, dated as of March 13, 2006, is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K filed on March 14, 2006.

10.12	Form of Executive Deferred Compensation Agreement is hereby incorporated by reference to Exhibit 10.1 to its Form 10-Q for the quarter ended September 30, 2002.

10.13	Forms of Directors’ Deferred Compensation Agreements is hereby incorporated by reference to Exhibit 10.2 to its Form 10-Q for the quarter ended September 30, 2002.

10.14	Form of Executive Death Benefit Agreement is hereby incorporated by reference to Exhibit 10.3 to its Form 10-Q for the quarter ended September 30, 2002.

10.15

Dow Jones & Company, Inc. Supplementary Benefit Plan as amended and restated effective January 1, 2000, is hereby incorporated by reference to Exhibit 10.4 to its Form 10-Q for the quarter ended September 30, 2002.

10.16

Share Purchase Agreement, dated as of October 17, 2006, among Reuters Limited, Reuters JV Switzerland, Sarl, Dow Jones & Company, Inc., DJBI, LLC, and Dow Jones Reuters Business Interactive LLC, is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K filed on October 24, 2006.

10.17

Unit Purchase Agreement, dated as of October 17, 2006, among Reuters Holdings Limited, Reuters Limited, Reuters JV Switzerland, Sarl, Dow Jones & Company, Inc., DJBI, LLC, Dow Jones Reuters Business Interactive LLC, and Dow Jones Reuters Business Interactive Ltd., is hereby incorporated by reference to Exhibit 99.2 to its Form 8-K filed on October 24, 2006.

10.18

Formation and Contribution Agreement, dated as of October 17, 2006, among Dow Jones Reuters Business Interactive LLC, Reuters Limited, Reuters JV Switzerland SARL, Dow Jones & Company, Inc., and DJBI, LLC, is hereby incorporated by reference to Exhibit 99.3 to its Form 8-K filed on October 24, 2006.

Exhibit Number	Document
10.19

Agreement of Purchase and Sale, dated as of October 27, 2006, among The Santa Cruz Sentinel, Inc., The Traverse City Record-Eagle, Inc., Ottaway Newspapers of Pennsylvania, L.P., Ottaway Newspapers, Inc., The Mail Tribune, Inc., and Community Newspaper Group, LLC and Community Newspaper Holdings, Inc. is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K filed on October 30, 2006.

10.20

Agreement of Purchase and Sale, dated February 20, 2002, relating to the sale by Ottaway Newspapers of The Ashland Daily Independent to Newspaper Holdings, Inc. is hereby incorporated by reference to Exhibit 10.14 to its Form 10-K for the year ended December 31, 2002.

10.21

Agreement of Purchase and Sale, dated February 20, 2002, relating to the sale by Ottaway Newspapers of The Joplin Globe to Newspaper Holdings, Inc. is hereby incorporated by reference to Exhibit 10.15 to its Form 10-K for the year ended December 31, 2002.

10.22

Agreement of Purchase and Sale, dated February 20, 2002, relating to the sale by Ottaway Newspapers of The Mankato Free Press to Newspaper Holdings, Inc. is hereby incorporated by reference to Exhibit 10.16 to its Form 10-K for the year ended December 31, 2002.

10.23

Agreement of Purchase and Sale, dated February 20, 2002, relating to the sale by Ottaway Newspapers of The Sharon Herald to Newspaper Holdings, Inc. is hereby incorporated by reference to Exhibit 10.17 to its Form 10-K for the year ended December 31, 2002.

10.24

Indemnification Agreement, dated February 20, 2002, between Ottaway Newspapers and Newspaper Holdings, Inc. is hereby incorporated by reference to Exhibit 10.14 to its Form 10-K for the year ended December 31, 2002.

10.25	The Dow Jones 2006 Executive Annual Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K filed on April 19, 2006.

10.26	Dow Jones 2001 Long-Term Incentive Plan as amended and restated as of April 20, 2005, is hereby incorporated by reference to Exhibit 10 to its Form 10-Q for the quarter ended September 30, 2005.

10.27	Dow Jones Deferred Compensation Plan is hereby incorporated by reference to Exhibit 4 to its Form S-8 on November 22, 2002.

10.28

Dow Jones 401(K) Savings Plan, amended and restated as of January 1, 1997 and reflecting revisions through December 15, 2000, and the First and Second Amendments relating to the plan is hereby incorporated by reference to Exhibit 10.21 to its Form 10-K for the year ended December 31, 2002.

10.29

Dow Jones Money Purchase Plan, effective January 1, 2000, and the First and Second Amendments related to the plan is hereby incorporated by reference to Exhibit 10.22 to its Form 10-K for the year ended December 31, 2002.

10.30

Dow Jones Reuters Business Interactive, LLC 2000 Employee Stock Purchase Plan, dated June 22, 2000, is hereby incorporated by reference to Exhibit 10.23 to its Form 10-K for the year ended December 31, 2002.

10.31	Letter Agreement between the Company and Peter R. Kann, dated as of February 28, 2006 is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K filed on March 31, 2006.

10.32

Non-competition Agreement and Release of Claims between the Company and Peter R. Kann, dated as of February 28, 2006 is hereby incorporated by reference to Exhibit 99.2 to its Form 8-K filed on March 31, 2006.

10.33

Separation Agreement and Release of Claims between the Company and Karen Elliott House, dated as of February 28, 2006 is hereby incorporated by reference to Exhibit 99.3 to its Form 8-K filed on March 31, 2006.

10.34	Agreement between Dow Jones & Company and Peter Skinner, dated July 28, 2004, is hereby incorporated by reference to Exhibit 10.1 to its Form 10-Q for the quarter ended September 30, 2004.

10.35

MarketWatch, Inc.  1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed by MarketWatch Media, Inc. (formerly known as MarketWatch.com, Inc.) with the SEC on October 13, 1998 (333-65569)).

10.36

MarketWatch, Inc.  2004 Equity Incentive Plan formerly known as the NMP, Inc. 2004 Stock Incentive Plan (incorporated by reference to Annex E to Amendment No. 5 to the Registration Statement on Form S-4/A filed by MarketWatch, Inc. (formerly NMP, Inc.) with the SEC on December 16, 2003 (333-108282)).

10.37

Pinnacor Inc. 2000 Equity Incentive Plan (formerly known as the ScreamingMedia, Inc. 2000 Equity Incentive Plan) (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1/A filed by Pinnacor Inc. (formerly Screaming Media.com, Inc.) with the SEC on March 27, 2000 (333-30548)).

Exhibit Number	Document
10.38

Amendment 2002-1 to Pinnacor, Inc. 2000 Equity Incentive Plan (formerly known as Amendment 2002-1 to ScreamingMedia, Inc. 2000 Equity Incentive Plan) (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed by the Company on February 9, 2005).

10.39

Pinnacor Inc. 1999 Stock Option Plan (formerly known as the Screaming Media.net Inc. 1999 Stock Option Plan) (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1/A filed by Pinnacor Inc. (formerly Screaming Media.com, Inc.) with the SEC on March 27, 2000 (333-30548)).

10.40

Agreement and Plan of Merger, dated as of November 14, 2004, by and among Dow Jones & Company, Inc., Golden Acquisition Corp. and MarketWatch, Inc. is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K dated November 15, 2004.

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

DOW JONES & COMPANY, INC.
(Registrant)

Date:	February 28, 2007	By:	/s/ Robert Perrine
Robert Perrine
Chief Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter R. Kann	Chairman of the Board	February 28, 2007
Peter R. Kann

/s/ Richard F. Zannino	Chief Executive Officer	February 28, 2007
Richard F. Zannino

/s/ William B. Plummer	Chief Financial Officer	February 28, 2007
William B. Plummer

/s/ Christopher Bancroft	Director	February 28, 2007
Christopher Bancroft

/s/ Jon E. Barfield	Director	February 28, 2007
Jon E. Barfield

/s/ Lewis B. Campbell	Director	February 28, 2007
Lewis B. Campbell

/s/ Eduardo Castro-Wright	Director	February 28, 2007
Eduardo Castro-Wright

Signature	Title	Date

/s/ Michael B. Elefante	Director	February 28, 2007
Michael B. Elefante

/s/ John M. Engler	Director	February 28, 2007
John M. Engler

/s/ Harvey Golub	Director	February 28, 2007
Harvey Golub

/s/ Leslie Hill	Director	February 28, 2007
Leslie Hill

/s/ Irvine O. Hockaday Jr.	Director	February 28, 2007
Irvine O. Hockaday Jr.

/s/ Dieter von Holtzbrinck	Director	February 28, 2007
Dieter von Holtzbrinck

/s/ David K. P. Li	Director	February 28, 2007
David K. P. Li

/s/ M. Peter McPherson	Director	February 28, 2007
M. Peter McPherson

/s/ Frank N. Newman	Director	February 28, 2007
Frank N. Newman

/s/ Elizabeth Steele	Director	February 28, 2007
Elizabeth Steele

/s/ William C. Steere Jr.	Director	February 28, 2007
William C. Steere Jr.