Form 10-Q
period 2007-03-31
DOW JONES & CO INC
filed 2007-05-08
CIK 29924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ❑    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock on March 31, 2007: 63,759,201 shares of Common Stock and 20,030,891 shares of Class B Common Stock.

	DOW JONES & COMPANY, INC.
	FORM 10-Q
	FOR THE QUARTER ENDED MARCH 31, 2007

	INDEX

		Page
PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements.

	Condensed Consolidated Statements of Income for the three months ended March 31, 2007 and 2006	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006	4

	Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25

Item 4.	Controls and Procedures.	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	26

Item 1A.	Risk Factors.	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 4.	Submission of Matters to a Vote of Security Holders.	27

Item 6.	Exhibits.	27

Signatures		28

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

DOW JONES & COMPANY, INC.

(unaudited)

(in thousands, except per share amounts)
	For the Three Months Ended March 31
	2007	2006
Revenues:
Advertising	$234,113	$231,681
Information services	168,278	94,422
Circulation and other	104,777	104,006
Total revenues	507,168	430,109

Expenses:
News, production and technology	167,978	134,296
Selling, administrative and general	198,281	167,568
Newsprint	27,001	33,169
Print delivery costs	49,988	51,923
Depreciation and amortization	26,044	24,558
Restructuring and other items, net	-	20,878
Total operating expenses	469,292	432,392
Operating income (loss)	37,876	(2,283)

Other income (expense):
Investment income	389	174
Interest expense	(6,107)	(5,915)
Contract guarantee	-	62,649
Other, net	509	(577)

Income from continuing operations before income taxes and equity earnings	32,667	54,048
Income taxes	11,575	(3,465)
Equity in earnings of associated companies, net of tax	1,515	1,845
Income from continuing operations	22,607	59,358
Income from discontinued operations, net of tax (Note 4)	-	2,160
Net income	$22,607	$61,518

Earnings per share - basic:
Continuing operations	$.27	$.71
Discontinued operations	-	.03
Earnings per basic share	$.27	$.74

Earnings per share - diluted:
Continuing operations	$.27	$.71
Discontinued operations	-	.03
Earnings per diluted share	$.27	$.74

Cash dividends per share	$.25	$.25

Weighted-average shares outstanding:
Basic	83,631	83,179
Diluted	84,073	83,571

Comprehensive Income (Note 10)	$23,214	$61,715

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOW JONES & COMPANY, INC.

(unaudited)

(in thousands)
	For the Three Months Ended March 31
	2007	2006
Cash Flows from Operating Activities:
Net income	$22,607	$61,518
Less: income from discontinued operations, net of tax	-	2,160
Adjustments to reconcile income from continuing operations
to net cash used in operating activities:
Depreciation	22,132	21,485
Amortization of intangibles	3,912	3,073
Stock-based compensation – equity awards	2,901	4,053
Deferred taxes	(2,201)	(2,541)
Equity in earnings of associated companies, net of distributions	(515)	(1,845)
Contract guarantee	-	(62,649)
Payment of contract guarantee on behalf of a former subsidiary	-	(200,000)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,327)	14,256
Other current assets	(4,764)	(5,231)
Accounts payable and accrued liabilities	(76,321)	(52,163)
Income taxes	(5,505)	(11,893)
Unearned revenue	20,303	15,760
Deferred compensation	1,963	9,155
Other noncurrent assets	462	191
Other noncurrent liabilities	(55)	(212)
Other, net	(402)	(579)
Net cash used in operating activities of continuing operations	(19,810)	(209,782)
Net cash provided by operating activities of discontinued operations	-	3,968
Net cash used in operating activities	(19,810)	(205,814)

Cash Flows from Investing Activities:
Additions to plant, property and equipment, net	(11,877)	(10,039)
Repayment to equity investee	-	(534)
Other, net	(210)	(123)
Net cash used in investing activities of continuing operations	(12,087)	(10,696)
Net cash used in investing activities of discontinued operations	(1,951)	(811)
Net cash used in investing activities	(14,038)	(11,507)

Cash Flows from Financing Activities:
Cash dividends	(21,158)	(20,779)
Increase in commercial paper borrowings	60,947	241,339
Proceeds from sales under stock compensation plans	94	890
Net cash provided by financing activities	39,883	221,450

Effect of currency exchange rate changes on cash	328	43

Increase in cash and cash equivalents	6,363	4,172
Cash and cash equivalents at beginning of year	13,237	10,633
Cash and cash equivalents at end of period	$19,600	$14,805

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

DOW JONES & COMPANY, INC.

(unaudited)

(in thousands)
	March 31 2007	December 31 2006
Assets
Current Assets:
Cash and cash equivalents	$19,600	$13,237
Accounts receivable – trade, net	229,148	224,642
Accounts receivable – other	18,158	18,313
Newsprint inventory	7,377	5,081
Prepaid expenses	29,088	26,621
Deferred income taxes	25,736	25,754
Total current assets	329,107	313,648

Investments in associated companies, at equity	20,649	19,302
Other investments	5,707	5,151

Plant, property and equipment, at cost	1,730,376	1,726,467
Less, accumulated depreciation	1,101,852	1,087,695
Plant, property and equipment, net	628,524	638,772

Goodwill	753,725	754,310
Other intangible assets, net	192,989	196,901
Deferred income taxes	18,755	16,203
Other assets	10,813	11,275
Total assets	$1,960,269	$1,955,562

Liabilities
Current Liabilities:
Accounts payable – trade	$71,698	$75,598
Accrued wages, salaries and commissions	81,843	140,922
Retirement plan contributions payable	8,605	26,679
Other payables	87,234	87,735
Income taxes	24,741	44,572
Unearned revenue	251,007	230,484
Short-term debt	508,042	222,124
Total current liabilities	1,033,170	828,114

Long-term debt	-	224,962
Deferred compensation, principally postretirement benefit obligation	358,897	357,077
Other noncurrent liabilities	63,126	46,436
Total liabilities	1,455,193	1,456,589

Commitments and contingent liabilities (Note 8)

Stockholders’ Equity
Common stock	102,181	102,181
Additional paid-in capital	141,503	141,628
Retained earnings	1,120,315	1,120,165
Accumulated other comprehensive loss, net of taxes:	(15,114)	(15,721)
Less, treasury stock, at cost	843,809	849,280
Total stockholders’ equity	505,076	498,973
Total liabilities and stockholders’ equity	$1,960,269	$1,955,562

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOW JONES & COMPANY, INC.

NOTE 1:  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of our consolidated financial position as of March 31, 2007, and our consolidated results of operations for the three month periods ended March 31, 2007 and 2006 and consolidated cash flows for the three month periods then ended.  All adjustments reflected in the accompanying financial statements are of a normal recurring nature.  Reclassifications of certain amounts for prior years have been recorded to conform to the current year presentation.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

As of and for the three months ended March 31, 2007, our significant accounting policies and estimates, which are detailed in our annual report on Form 10-K for the year ended December 31, 2006, have not changed except for the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48).  See Note 9 for additional information regarding our adoption of FIN 48.

NOTE 2:  ACQUISITIONS

On December 15, 2006, we acquired the remaining 50% interest of Dow Jones Reuters Business Interactive LLC (Factiva) that we did not already own from our joint venture partner, Reuters Group Plc. (Reuters), for an upfront cash purchase price of approximately $176.1 million.  The purchase price consisted of cash tendered of approximately $152.5 million, estimated working capital adjustments of approximately $11.6 million, preferred shares of a subsidiary of approximately $7.5 million and direct third-party transaction costs of approximately $4.5 million.  The preferred shares, which are non-voting, bear a fixed dividend rate of 6% per annum and are included in other noncurrent liabilities.  Factiva is a provider of global business content, research products and services to global enterprises mainly in the finance, corporate, professional services and government sectors and has more than 1.6 million paying subscribers.  We are integrating Factiva with the complementary offerings in the enterprise media segment.  We financed this purchase with the proceeds from divestitures.

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

Tangible assets:
Cash	$27,868
Other current assets	37,161
Property, plant and equipment	18,697
Other assets – long term	132
Total tangible assets	83,858

Less: original carrying value of Factiva investment	(14,053)

Intangible assets:
Customer relationships	32,500
Distribution contracts	2,500
Developed technology	2,450
Trade name	39,000
Goodwill	145,468
Total intangible assets	221,918

Liabilities assumed:
Current liabilities	(72,015)
Deferred taxes	(22,056)
Other liabilities – long term	(21,510)
Total liabilities assumed	(115,581)

Net assets acquired	$176,142

We allocated $37.5 million to amortizable intangible assets consisting of customer relationship intangible assets, distribution contract intangible assets and developed technology with weighted-average useful lives of fifteen, eight and four years, respectively.  The pattern of economic benefits to be derived from certain intangible assets is estimated to be greater in the initial period of ownership; accordingly, we will record amortization expense on an accelerated basis over the estimated useful lives of the intangible assets.  We also allocated $39 million to the Factiva trade name, which will not be amortized as it has an indefinite remaining useful life based primarily on its market position and our plans for continued indefinite use.  Further, $145.5 million was allocated to goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  Goodwill will not be amortized but a portion of it will be deductible for tax purposes.  Liabilities assumed included approximately $28 million of continuing contractual payments with no future economic benefit as well as approximately $3.6 million of restructuring costs related to the severance of approximately 25 Factiva employees.

NOTE 3:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets related to discontinued operations discussed in Note 4 were excluded from the tables below.

Goodwill balances by reportable segment were as follows:

(in thousands)	March 31 2007	December 31 2006
Consumer media	$317,779	$317,786
Enterprise media	354,807	355,385
Local media	81,139	81,139
Total goodwill	$753,725	$754,310

Other intangible assets were as follows:

	March 31, 2007			December 31, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Subscription accounts	$61,482	$16,420	$45,062	$61,482	$14,718	$46,764
Advertising accounts	19,907	9,217	10,690	19,907	8,423	11,484
Developed technology	15,660	8,148	7,512	15,660	7,077	8,583
Other	6,429	2,502	3,927	6,429	2,157	4,272

Total	103,478	36,287	67,191	103,478	32,375	71,103
Unamortizable intangibles	125,798	-	125,798	125,798	-	125,798
Total other intangibles	$229,276	$36,287	$192,989	$229,276	$32,375	$196,901

Amortization expense, based on intangibles subject to amortization held at March 31, 2007, is expected to be as follows:

(in millions)

	2007		2008	2009	2010	2011	2012
Amortization expense	$11.5	(*)	$11.8	$7.7	$7.1	$5.8	$4.0

(*) Represents amortization expense expected for the last nine months of 2007.

NOTE 4: DISCONTINUED OPERATIONS

On December 5, 2006, we completed the sale of the non-real estate assets of six local media newspapers and recorded a pre-tax gain of $219.5 million ($132.1 million, net of taxes).  In accordance with the sale agreement, we received $281.5 million of the purchase price in cash at closing (including an estimated working capital adjustment); $1.7 million during the first quarter of 2007 related to the transfer of real property; and, will receive an additional $4.7 million of the purchase price upon transfer of the remaining real property, subject to satisfaction of environmental conditions, in later periods.  The six papers sold were: the News-Times of Danbury, CT; The Daily Star of Oneonta, NY; the Press-Republican of Plattsburgh, NY; the Santa Cruz Sentinel (Santa Cruz, CA); The Daily Item of Sunbury, PA; and the Traverse City Record-Eagle (Traverse City, MI).

The results of the sold newspapers are presented as discontinued operations pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Further, the results of those newspapers were excluded from our segment results for all periods presented.  Results of operations for the six local media newspapers included within discontinued operations for the three months ended March 31, 2006 were as follows:

(in thousands)
Revenues	$22,106
Operating income	$3,722
Income before income taxes	$3,722
Income taxes	$1,562
Net income	$2,160

Depreciation and amortization	$640

NOTE 5: RESTRUCTURING AND OTHER ITEMS

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

The following table displays the activity and balances of the restructuring reserve accounts through March 31, 2007:

(in thousands)	December 31, 2006 Reserve	Cash Payments	March 31, 2007 Reserve(*)
Employee severance – 2006	$26,975	$(13,971)	$13,004
Employee severance – prior to 2006	3,197	(523)	2,674
Total	$30,172	$(14,494)	$15,678

(*) The workforce reductions related to our restructuring actions are expected to be paid during 2007 ($12.2 million), 2008 ($1.9 million) and thereafter ($1.6 million).

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

During the first quarter of 2006 , we recorded a charge of $ 20.9 million related to a reorganization of our business.   The charge comprised primarily employee severance related to the elimination of certain senior level positions, as well as additional workforce reduction s at other areas of the business identified as part of the reorganization .  In total, approximately 65 full-time employees were affected.

The workforce reductions related to the fourth quarter 2006 restructuring action is expected to be completed by the third quarter of 2007 while the other restructuring actions are substantially complete.

NOTE 6: DEBT

The following table summarizes our debt outstanding for the periods presented:

(in thousands)	March 31 2007	December 31 2006
Commercial paper, at rates of 5.30% to 5.75%	$283,072	$222,124
3.875% Senior Notes due February 15, 2008	224,970	224,962
Total debt outstanding	$508,042	$447,086

Debt outstanding at March 31, 2007 was $508 million which consisted of bonds totaling $225 million due February 15, 2008, which accordingly are now presented as a current liability, and commercial paper of $283 million with various maturities of less than a year.  It is currently our intent to manage our commercial paper borrowings as short-term obligations.

As of March 31, 2007, we have available credit agreements totaling $585 million: $100 million through August 20, 2008, $185 million through June 23, 2011 and $300 million through June 21, 2009 under our multiyear revolving credit agreements with several banks.  On February 20, 2007, we entered into a $100 million 18-month credit agreement, with substantially similar restrictive covenants as our other credit agreements, which may be used to support commercial paper obligations.  The revolving credit agreements contain restrictive covenants, including a limitation on the ratio of consolidated indebtedness to consolidated cash flow of 3.5x.  At March 31, 2007, we were in compliance with respect to all restrictive covenants then in effect, with the leverage ratio equaling approximately 1.8x.

Borrowings under the revolving credit agreements may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, our certificate of deposit rate or the federal funds rate.  A quarterly fee is payable on the commitments which we may terminate or reduce at any time.  The quarterly fee, which is dependent on our debt rating issued by S&P and Moody's, was .08% at March 31, 2007.  As of March 31, 2007 and December 31, 2006, no amounts were borrowed under the revolving credit lines.

NOTE 7:  PENSION AND OTHER POSTRETIREMENT PLANS

The components of net periodic benefit costs recognized in other comprehensive income were as follows:

	Three Months Ended March 31
(in thousands)	Pension Benefits		Other Postretirement Benefits
Net Periodic Benefit Cost	2007	2006	2007	2006
Service cost	$1,308	$1,604	$2,213	$2,099
Interest cost	3,013	2,713	3,470	3,460
Expected return on plan assets	(3,277)	(3,054)	-	-
Amortization of prior service cost	186	187	(1,480)	(878)
Recognized actuarial loss	789	861	632	758
Total periodic benefit cost	$2,019	$2,311	$4,835	$5,439

NOTE 8: COMMITMENTS AND CONTINGENCIES

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

We enter into indemnification agreements in our ordinary course of business, typically with companies from which we are acquiring or to which we are selling businesses, partners in joint ventures, licensees and licensors, and service providers and contractors.  Under these agreements we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, as a result of our activities or our breach of the agreement in question or in connection with any intellectual property infringement claim by any third party with respect to our products.  These indemnification obligations generally survive termination of the underlying agreement, either for some set number of years or perpetually.  In some cases, the maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited.  We believe that the estimated fair value of these indemnity obligations is minimal and we have no liabilities recorded for these obligations as of March 31, 2007.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

NOTE 9:  INCOME TAXES

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48) was issued, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  We adopted FIN 48 when it became effective for us as of January 1, 2007.  Upon adoption, we recorded approximately a $1.7 million increase in liabilities, a $.4 million increase in assets and a $1.3 million reduction to the January 1, 2007 balance of retained earnings.

Unrecognized tax benefits (all of which would impact the effective tax rate if recognized) were $19.2 million at January 1, 2007.  Interest expense associated with unrecognized tax benefits, which is recorded on a net basis within income taxes, totaled $0.5 million for the three months ended March 31, 2007.  The balance of interest accrued totaled $2.7 million as of January 1, 2007.

The remaining tax years subject to examination by the Internal Revenue Service, as of March 31, 2007, are 2003-2006.  State income tax returns are generally subject to examination for a period of three to four years after filing.  We have various state income tax returns in the process of examination.  The statute of limitations for certain state tax returns is expected to expire within twelve months which could result in a decrease in the unrecognized tax benefit balance of $3 to $4 million.

NOTE 10: COMPREHENSIVE INCOME

Comprehensive income was computed as follows:

(in thousands)	Three Months Ended March 31
	2007	2006
Net income	$22,607	$61,518
Add: change in
Cumulative translation adjustment	102	(300)
Adjustment for realized loss (gain) on hedging included in net income	197	(55)
Unrealized (loss) gain on hedging	(333)	271
Unrealized gain on investments	555	281
Adjustment to pension and postretirement plans	86	-
Comprehensive income	$23,214	$61,715

NOTE 11:  EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(in thousands, except per share amounts)

	March 31 2007 (2)	March 31 2006(2)
Income from continuing operations	$22,607	$59,358
Income from discontinued operations	-	2,160
Net income	$22,607	$61,518

Weighted-average shares outstanding – basic	83,631	83,179

Effect of dilutive securities:
Stock options	21	53
Other, principally contingent stock rights	421	339
Weighted-average shares outstanding – diluted (1)	84,073	83,571

Earnings per basic share:
Continuing operations	$.27	$.71
Discontinued operations	-	.03
Earnings per basic share	$.27	$.74

Earnings per diluted share:
Continuing operations	$.27	$.71
Discontinued operations	-	.03
Earnings per diluted share	$.27	$.74

(1)

The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the year.

(2)

Options to purchase 9,191,000 shares in 2007 at an average price of $51.57 and options to purchase 8,799,000 shares in 2006 at an average price of $53.15 have been excluded from the diluted earnings per share calculation because the options’ exercise prices were greater than the average market price during the quarter and to include such securities would be antidilutive.

NOTE 12:  BUSINESS SEGMENTS

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

Enterprise media is managed as one segment as it comprises product offerings under the Dow Jones brand and offers business and financial information content to other businesses and financial professionals around the globe.  In addition, its product offerings rely on advanced delivery technology to meet customers’ needs and part of this segment’s overall strategy is to add more value to content with technology-enabled, well-designed and conveniently delivered enhancements and new products.  It has a shared information technology infrastructure, including a product development group that develops tools used in all of the offerings.  Enterprise media’s revenues are primarily subscription-based and the segment is comprised of Dow Jones Newswires, Factiva, Dow Jones Indexes, Dow Jones Financial Information Services, Dow Jones Reprints/Permissions and Dow Jones Licensing Services.

Local media includes the operations of Ottaway Newspapers, which publishes daily newspapers, weekly newspapers and “shoppers” in the U.S.

We evaluate the performance of our segments exclusive of restructuring charges.  See Note 5 for a further discussion of these items.

Our operations by reportable business segment, on a continuing basis, were as follows:

Financial Data by Business Segment
	Three Months Ended March 31
(in thousands)	2007	2006
Revenues:
Consumer media	$280,379	$275,731
Enterprise media	173,237	96,856
Local media	55,499	57,522
Segment eliminations(1)	(1,947)	-
Consolidated revenues	$507,168	$430,109

Income (Loss) Before Income Taxes and Equity Earnings:
Consumer media	$7,628	$(2,417)
Enterprise media	34,451	23,516
Local media	4,948	6,612
Corporate	(9,151)	(9,116)
Segment operating income	37,876	18,595

Restructuring and other items, net(2)	-	(20,878)
Consolidated operating income (loss)	$37,876	$(2,283)

Investment income	389	174
Interest expense	(6,107)	(5,915)
Contract guarantee	-	62,649
Other, net	509	(577)
Income from continuing operations before income taxes and equity earnings	$32,667	$54,048

Depreciation and Amortization Expense:
Consumer media	$15,141	$16,368
Enterprise media	7,904	5,500
Local media	2,971	2,658
Corporate	28	32
Consolidated depreciation and amortization expense	$26,044	$24,558

(1) Represents the elimination of post-acquisition content fees earned by Consumer Media from sales to Factiva.

(2) Restructuring and other items are not included in segment expenses, as management evaluates segment results exclusive of these items.  For information purposes, the restructuring and other items allocable to each segment for the three months ended March 31, 2006 were as follows:

(in thousands)

Consumer media	$11,601
Enterprise media	3,626
Local media	1,132
Corporate	4,519
Total	$20,878

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Approximately 55% of our revenues in the first quarter were derived from the consumer media segment, which includes The Wall Street Journal franchise (including domestic and international print, online, television and radio) and the relatively smaller Barron’s (including print, online and conferences) and MarketWatch franchises (including online, newsletters, television and radio).  Consumer media’s financial results are largely dependent on the operating performance of The Wall Street Journal, which, to a significant extent, is dependent upon business-to-business (B2B) advertising placed in our publications, particularly from the financial and technology sectors.  The enterprise media segment, which includes newswires, indexes, licensing, research products and services and other electronic operations, comprised approximately 34% of our revenues, while the remaining approximately 11% of total revenues were contributed from the general-interest local media segment.

Revenues in the first quarter of 2007 were up 18%, mainly driven by the acquisition of Factiva plus strong growth at Dow Jones Indexes and Dow Jones Online.  The combined profit from our business segments rose 104% in the first quarter despite the continued challenging advertising environment for print publications.  These results are the latest indication that our transformation plan is on the right path.  The aim of this plan is to transform Dow Jones from a company heavily dependent on print revenue to a more diversified content-driven consumer and enterprise media company meeting the needs of its customers across all consumer and enterprise media channels; to attract more customers and to encourage them to use us across all media channels; to diversify our reliance on unpredictable print revenue with investments in digital and B2B media and to smartly manage costs.

We have undertaken a number of innovations to reshape our portfolio and to increase our profits.  Our latest example of a successful innovation includes the launch on January 2, 2007 of a redesigned U.S. print Journal with innovative design and content enhancements for the digital age that were made better to serve existing readers and attract new ones.  This redesign began in 2005 and involved the retrofitting of the Journal’s 19 presses at 17 print sites to print to a more industry-standard 48-inch web width from its prior 60-inch web width.  These improvements included changes to the Journal's organization, navigation and content—as well as stronger links to WSJ.com—designed to make accessing Journal content faster and more convenient for readers.  We also expect the new web width will result in operating expense savings of about $20 million per year mainly from reduced newsprint consumption.

We also have been making investments in digital and B2B media.  In December 2006, we completed the acquisition of the remaining 50% interest in Factiva that we did not already own.  The Factiva acquisition will increase the revenues of our enterprise media segment by approximately 75%, as well as expand our global reach.  The increased scale together with Factiva’s product offerings, innovative search and delivery technology and complementary customer base will strengthen enterprise media’s product offerings and help propel its growth.  In the first quarter we began integrating Factiva within our enterprise media segment and it is already contributing to earnings (three cents per share accretive in the first quarter).

In March 2007, we formed DJ/IAC Online Ventures, LLC which we jointly own with IAC.  This joint venture will create a new personal finance Internet business targeting the broad Web-savvy consumer audience by launching a community-driven Web site that combines the brands, marketing platforms and personal finance content of The Wall Street Journal, MarketWatch and other Dow Jones products with the marketing, entrepreneurialism and technology expertise of IAC’s businesses, including Ask.com and LendingTree.  We expect this venture to be dilutive to our earnings by about three cents a share this year.

In April 2007, we announced the acquisition of eFinancialNews Holdings Ltd. (eFN), a private U.K. company, for net cash consideration of approximately $51.6 million.  Based in London, eFN is a diversified media company serving the European financial services industry with print, online, training and events businesses.  Its flagship operations include the weekly Financial News and eFinancialNews.com Web site, a subscription-based service and it also publishes Private Equity Newsletter, a weekly publication focused on the European private equity sector.  eFN will add successful digital and other non-print businesses to help diversify our reliance on traditional print revenue.  We will integrate eFN into the consumer media segment, where it will bolster our European media operations, and will finance the purchase with a combination of cash and debt.  We expect eFN to be neutral to earnings in 2007 but accretive thereafter.

Also, we believe our differentiated and indispensable content is our greatest competitive advantage.  We are very proud that The Wall Street Journal won two Pulitzer Prizes, journalism's highest honor, including the Pulitzer Gold Medal for Public Service for articles exposing stock-options backdating.  These are the Journal's 32nd and 33rd Pulitzers.

Results of Operations

Consolidated Results of Operations - Three Months Ended March 31, 2007 and 2006:

(in thousands, except per share amounts)			Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
Advertising	$234,113	$231,681	$2,432	1.0%
Information services	168,278	94,422	73,856	78.2
Circulation and other	104,777	104,006	771	0.7
Total revenues	507,168	430,109	77,059	17.9

Operating expenses	469,292	432,392	36,900	8.5
Operating income (loss)	37,876	(2,283)	40,159	-

Non-operating income (loss)	(5,209)	56,331	(61,540)	-
Income taxes	11,575	(3,465)	15,040	-
Equity in earnings of associated companies, net of tax	1,515	1,845	(330)	(17.9)
Income from continuing operations	22,607	59,358	(36,751)	(61.9)
Income from discontinued operations, net of tax	-	2,160	(2,160)	-
Net income	$22,607	$61,518	$(38,911)	(63.2)

Earnings per diluted-share:
Continuing operations	$.27	$.71	$(.44)	(62.0)
Discontinued operations	-	.03	(.03)	-
Earnings per diluted share	$.27	$.74	$(.47)	(63.5)

Net Income

Net income in the first quarter of 2007 was $22.6 million, or $.27 per diluted share, compared with first quarter 2006 net income of $61.5 million, or $.74 per share (all “per share” amounts included herein are based on reported net income and diluted weighted-average shares outstanding).  Earnings per share in 2007 included certain items affecting comparisons that netted to an increase in earnings of $.02 per share, while earnings in 2006 included certain items affecting comparisons that increased earnings by $.60 per share.  These items are detailed further beginning on page 21.

Revenues

First quarter 2007 revenues increased $77.1 million, or 17.9%, to $507.2 million, primarily reflecting our recent acquisition of Factiva coupled with strong organic growth at Dow Jones Online, Dow Jones Indexes and international editions of The Wall Street Journal.  On an adjusted basis, including Factiva revenues in the respective period prior to our acquisition, total revenue was up 2.6%.   Advertising revenue increased $ 2.4 million , or 1%, reflecting strong growth from our online and international publications which more than offset a decline at our U.S. print Journal and declines at our local media group.  Information services revenue grew $73.9 million, or 78.2%, reflecting incremental revenue from Factiva as well as organic growth in newswires and index revenues, partially offset by lower licensing revenues.  Circulation and other revenue increased $0.8 million, or 0.7%, on higher circulation revenue across our online and print publications.

Operating Expenses

Operating expenses in the first quarter of 2007 increased $36.9 million, or 8.5%, to $469.3 million.  On an adjusted basis, including Factiva expenses in both periods, total expenses decreased 5.1% reflecting a restructuring charge in the first quarter of 2006 of $20.9 million as well as lower costs in 2007 from our cost containment initiatives in 2006.  Newsprint costs decreased 18.6%, reflecting a 16% decrease in newsprint consumption as a result of the reduced web width from the U.S. print Journal redesign and 3% lower newsprint prices.  Depreciation and amortization expenses were up 6.1% to $26.0 million primarily reflecting the acquisition of Factiva.  The number of full-time employees at March 31, 2007 was approximately 7,100 as compared to about 7,400 last March (6,800 excluding discontinued operations).  Excluding acquisitions and divestitures, headcount was down 6% compared to last year as a result of our restructuring initiatives.

Operating Income (Loss)

Operating income in the first three months of 2007 was $37.9 million (7.5% of revenues), up $40.2 million from the first quarter 2006 operating loss of $2.3 million reflecting an increase in the profits of our business segments as well as a favorable comparison as the operating loss in 2006 included a $20.9 million restructuring charge.

Non-operating (Loss) Income

(in thousands)	Three months ended March 31		Increase/
	2007	2006	(Decrease)
Investment income	$389	$174	$215
Interest expense	(6,107)	(5,915)	(192)
Cantor Guarantee, net	-	62,649	(62,649)
Other, net (*)	509	(577)	1,086
Total	$(5,209)	$56,331	$(61,540)

(*) Other net, included a foreign exchange gain of $0.4 million in 2007 compared with a foreign exchange loss of $0.5 million in 2006.

Equity in Earnings of Associated Companies, Net of Tax

(in thousands)	Three months ended March 31		Increase/
	2007	2006	(Decrease)
Equity in earnings of associated companies, net of tax (*)	$1,515	$1,845	$(330)

(*) Our share of equity in earnings of associated companies decreased primarily due to the acquisition of Factiva, which was previously an equity investee, as well as lower earnings from SmartMoney, which more than offset improved results at STOXX, Ltd. and Vedomosti.

Discontinued Operations

Results of operations for the six local media newspapers included within discontinued operations for the three months ended March 31, 2006 were as follows:

(in thousands)
2006
Revenues	$22,106
Operating income	$3,722
Income before income taxes	$3,722
Income taxes	$1,562
Net income	$2,160

Depreciation and amortization	$640

Segment Data

Financial Data by Business Segment

(in thousands)	Three months ended March 31
	2007	2006
Revenues:
Consumer media	$280,379	$275,731
Enterprise media	173,237	96,856
Local media	55,499	57,522
Segment eliminations (*)	(1,947)	-
Consolidated revenues	$507,168	$430,109

Operating income (loss):
Consumer media	$7,628	$(2,417)
Enterprise media	34,451	23,516
Local media	4,948	6,612
Corporate	(9,151)	(9,116)
Segment operating income	37,876	18,595

Restructuring and other items, net	-	(20,878)
Consolidated operating income (loss)	$37,876	$(2,283)

(*) Represents the elimination of post-acquisition content fees earned by Consumer Media from sales to Factiva.

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

Consumer Media - Three Months Ended March 31, 2007 and 2006:

(in thousands)			Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
U.S. media:
Advertising	$181,321	$178,149	$3,172	1.8%
Circulation and other	80,791	81,246	(455)	(0.6)
Total U.S. media	262,112	259,395	2,717	1.0

International media:
Advertising	10,373	9,468	905	9.6
Circulation and other	7,894	6,868	1,026	14.9
Total international media	18,267	16,336	1,931	11.8

Total consumer media:
Advertising	191,694	187,617	4,077	2.2
Circulation and other	88,685	88,114	571	0.6
Total revenue	280,379	275,731	4,648	1.7

Operating expenses	272,751	278,148	(5,397)	(1.9)
Operating income (loss)	$7,628	$(2,417)	$10,045	-

Operating margin	2.7%	(0.9)%

Revenues

Consumer media revenues for the first quarter increased $4.6 million, or 1.7%, driven by a 30% increase in online advertising revenue coupled with revenue gains at the international editions of the Journal and Barron’s.

U.S. Media:

Advertising Revenue

U.S. advertising revenue increased $3.2 million, or 1.8%, on higher advertising revenue at Dow Jones Online (up 30%) and Barron’s (up 12%) partially offset by lower U.S. Journal advertising revenue (down 1.8%).  Advertising volume at the U.S. Journal, as noted below, was down 3.1% but, this was tempered by higher yield reflecting premium color positions.  Color premium revenue in the print Journal increased 16% despite a 1% drop in color pages.

Advertising Volume Statistics:

	Three Months Ended March 31
	2007		2006
	% of Total	Increase/ (Decrease)	% of Total	Increase/ (Decrease)
General (1)	37	1.1%	36	10.6%
Technology (2)	12	(19.0)%	14	0.9%
Financial (3)	21	4.1%	20	12.2%
Classified (4)	30	(5.3)%	30	31.4%
Total U.S. Journal	100	(3.1)%	100	14.9%

Barron’s	-	8.2%	-	7.4%

(1) General advertising volume in 2007 increased on higher travel, consumer electronic and luxury advertising, partially offset by lower auto and general B2B advertising.

(2) Technology advertising was lower in 2007 on declines in all categories except software and office products advertising.

(3) Financial advertising increased in 2007 on higher tombstone, retail banking and brokerage advertising which more than offset declines in insurance and mutual funds advertising.

(4) Classified and other advertising is our lowest yielding advertising category.

Circulation and other revenue

Circulation and other revenue for U.S. media decreased $0.5 million, or 0.6%, as a decline in royalty revenues were partially offset by continued strong subscription growth at both the print and online editions of the Journal.  Also contributing to the circulation revenue increase was Barrons.com which was created as a stand-alone paid site in January 2006 and has grown to 88 thousand subscribers at the end of the first quarter.  The WSJ.com Web site continues to be the largest paid subscription news site on the Internet.

Key metrics were as follows:

	Three Months Ended March 31
(in thousands)	2007	2006	Increase/ (Decrease)
The Wall Street Journal average circulation	1,722	1,776	(3.0)%
Barron’s average circulation	329	313	5.1

WSJ.com paid subscriptions(1)	931	776	20.0
Barrons.com paid subscriptions	88	59	49.2

WSJ.com average monthly unique visitors(2)	7,311	6,849	6.7
WSJ.com average monthly page views	113,223	109,613	3.3

MarketWatch.com average monthly unique visitors(2)	7,624	6,772	12.6
MarketWatch.com average monthly page views	242,380	211,408	14.7

Dow Jones Online average monthly unique visitors(2)	14,148	14,077	0.5
Dow Jones Online average monthly page views	361,988	325,785	11.1

(1)

WSJ.com subscription figure now also includes subscribers who selected to pay for both the print and online products as part of a bundled offer and registered to use WSJ.com.  The 2006 figure has been adjusted to conform to the 2007 presentation.

(2)

Average monthly unique visitors and page views are internal numbers.

International Media:

International media revenues for the first quarter of 2007 increased $1.9 million, or 12%, to $18.3 million as a result of solid increases in advertising and circulation and other revenue.  Advertising revenue was up $0.9 million, or 9.6%, as yield increases and premium color advertisements more than offset volume declines.  International print circulation and other revenues increased $1.0 million, or 14.9%, primarily from higher royalty revenue.

Operating Expenses

Consumer media’s first quarter 2007 operating expenses decreased $5.4 million, or 1.9%, largely due to declines in newsprint, print delivery and depreciation expenses.  Newsprint costs decreased 20%, reflecting a 17.6% decrease in newsprint consumption, driven by our redesigned Journal’s reduced web width, coupled with a 3% decrease in prices.  The number of full-time employees in the consumer media segment was flat compared to March 2006.

Operating Income (Loss)

Consumer media’s first quarter 2007 operating income was $7.6 million (2.7% of revenues), compared to a loss of $2.4 million in 2006, reflecting improved results from our print publications and at Dow Jones Online.

Enterprise Media

Enterprise media is managed as one segment as it comprises product offerings under the Dow Jones brand and offers business and financial information content to other businesses and financial professionals around the globe.  In addition, its product offerings rely on advanced delivery technology to meet customers’ needs and part of this segment’s overall strategy is to add more value to content with technology-enabled, well-designed and conveniently delivered enhancements and new products.  It has a shared information technology infrastructure, including a product development group that develops tools used in all of the offerings.  Enterprise media’s revenues are primarily subscription-based and the segment is comprised of Dow Jones Newswires, Factiva, Dow Jones Indexes, Dow Jones Financial Information Services, Dow Jones Reprints/Permissions and Dow Jones Licensing Services.

On December 15, 2006, we acquired the remaining 50% interest of Dow Jones Reuters Business Interactive LLC (Factiva) that we did not already own from our joint venture partner, Reuters Group Plc. (Reuters).  This acquisition will increase the revenue of our enterprise media segment by approximately 75% and substantially expand its global reach.  Factiva is a provider of global business content, research products and services to global enterprises mainly in the finance, corporate, professional services and government sectors and has more than 1.6 million paying subscribers.  We are integrating Factiva with the complementary offerings within the enterprise media segment.

On January 9, 2007, we announced a new organizational structure within the enterprise media segment in connection with the Factiva acquisition.  The enterprise media segment now includes two business units: (i) Dow Jones Content Technology Solutions, the new name for the combined newswires, licensing and Factiva businesses; and, (ii) Dow Jones Indexes and other, which includes Dow Jones Financial Information Services (previously reported on a combined basis with newswires).  Previously reported supplemental segment results of operations were restated to reflect this new organizational structure, and did not impact total consolidated results of operations.

Enterprise Media - Three Months Ended March 31, 2007 and 2006:

(in thousands)			Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
Dow Jones Content Technology Solutions (CTS):
North America	$89,720	$53,591	$36,129	67.4%
International	51,663	16,081	35,582	221.3
Total CTS revenues(1)	141,383	69,672	71,711	102.9

Dow Jones Indexes and other(2)	31,854	27,184	4,670	17.2
Total revenue	173,237	96,856	76,381	78.9

Operating expenses	138,786	73,340	65,446	89.2
Operating income	$34,451	$23,516	$10,935	46.5

Operating margin	19.9%	24.3%

(1) Dow Jones Content Technology Solutions includes the complementary offerings of Dow Jones Newswires, Factiva and Dow Jones Licensing Services.
(2) Includes Dow Jones Indexes, Dow Jones Financial Information Services (FIS) and the reprints / permissions businesses.

Revenues

Enterprise media revenues in the first quarter of 2007 increased $76.4 million, or 78.9%, to $173.2 million, driven by the acquisition of Factiva and organic revenue growth in newswires and index revenues, partially offset by lower revenues from licensing.  On an adjusted basis, including Factiva revenues in the respective periods prior to our acquisition, enterprise media’s revenue was up approximately 5%.

Dow Jones CTS

Dow Jones CTS revenue in the first quarter of 2007 increased $71.7 million, or 103%, to $141.4 million as North America and international revenues increased $36.1 million and $35.6 million, respectively.  On an adjusted basis, CTS revenue was up approximately 3% as growth in newswires and Factiva revenues were partially offset by lower licensing revenue.

Dow Jones Indexes and other

Dow Jones Indexes and other revenues, which include the Dow Jones Indexes and reprints/permissions businesses, as well as Dow Jones Financial Information Services (FIS), increased $4.7 million, or 17.2%, to $31.9 million.  The increases were driven by indexes-related revenue growth from assets under management and fees as well as continued strength in commodity-related financial products.  Also contributing to the increase was growth in newsletter subscriptions.

Operating Expenses

Enterprise media expenses in the first quarter of 2007 were up $65.4 million, or 89.2%, to $138.8 million due to the acquisition of Factiva.  On an adjusted basis, expenses were flat compared to last year.  The number of full-time employees in the enterprise media segment at March 31, 2007 was up 54% from a year ago due to the acquisition of Factiva.

Operating Income

Enterprise media’s operating income in the first quarter of 2007 was $34.5 million (19.9% of revenues), an improvement of $10.9 million, or 46.5%, over operating income a year ago of $23.5 million (24.3% of revenues), primarily driven by the acquisition of Factiva coupled with increased profits at Dow Jones Newswires and Dow Jones Indexes and other, partially offset by a decline in licensing profits.

Local Media

Local media includes the operations of Ottaway Newspapers, which publishes daily newspapers, weekly newspapers and “shoppers” in the U.S.  On December 5, 2006, we completed the sale of six local media newspapers that historically represented about 30% of the revenues and profits of this segment.  The six papers sold were: the News-Times of Danbury, CT; The Daily Star of Oneonta, NY; the Press-Republican of Plattsburgh, NY; the Santa Cruz Sentinel (Santa Cruz, CA); The Daily Item of Sunbury, PA; and the Traverse City Record-Eagle (Traverse City, MI).

These newspapers are presented as discontinued operations pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Further, the results of the six newspapers were excluded from our segment results for all periods presented.

Local Media - Three Months Ended March 31, 2007 and 2006:

(in thousands)			Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
Advertising	$41,390	$43,393	$(2,003)	(4.6)%
Circulation and other	14,109	14,129	(20)	(0.1)
Total revenue	55,499	57,522	(2,023)	(3.5)

Operating expenses	50,551	50,910	(359)	(0.7)
Operating income	$4,948	$6,612	$(1,664)	(25.2)

Operating margin	8.9%	11.5%

Revenues

Local media revenue for the first quarter of 2007 decreased $2.0 million, or 3.5%, to $55.5 million on lower advertising revenue.  Advertising revenue was down 4.6%, as lower advertising volume was only partially offset by increased online revenue and print ad rates.

Volume Statistics:

	2007	2006
Change in advertising volume (*)	(8.7)%	(6.3)%
Combined average daily circulation (in thousands)	273	277

(*) The decline in advertising volume primarily reflected declines in all categories except for legal notices.

Operating Expenses

Local media expenses for the first quarter of 2007 decreased $0.4 million, or 0.7%, to $50.6 million, primarily as a result of lower newsprint and delivery costs, partially offset by higher expenses related to marketing and depreciation and amortization.  Newsprint expense decreased 10% as a result of decreases of 6.6% and 3.6% in consumption and prices, respectively.  Depreciation and amortization expense increased 12% to $3.0 million from $2.7 million last year.  The number of full-time employees in the local media segment was down approximately 3% compared to a year ago.

Operating Income

Operating income for the first quarter of 2007 was $4.9 million (8.9% of revenues) compared with income last year of $6.6 million (11.5% of revenues).

Certain Items Affecting Comparisons

The following table summarizes certain items affecting comparisons for the three months ended March 31, 2007 and 2006:

(in millions, except	2007			2006
per share amounts)	Operating	Net	EPS	Operating	Net	EPS

Restructuring and other items, net (a)	$-	$-	$-	$(20.9)	$(12.5)	$(.15)
Contract guarantee (b)	-	-	-	-	62.6	.75
Certain income tax matters (c)	-	2.1	.02	-	-	-
Total	$-	$2.1	$.02	$(20.9)	$50.1	$.60

(a) Restructuring and other items, net:

2006

During the first quarter of 2006, we recorded a charge of $20.9 million related to a reorganization of our business.  The charge comprised primarily employee severance related to the elimination of certain senior level positions, as well as additional workforce reductions at other areas of the business identified as part of the reorganization.  In total, approximately 65 full-time employees were affected.

Restructuring and other items are not included in segment expenses, as management evaluates segment results exclusive of these items.  For information purposes, the restructuring and other items allocable to each segment and corporate for the three months ended March 31, 2006 were as follows:

(in thousands)

Consumer media	$11,601
Enterprise media	3,626
Local media	1,132
Corporate	4,519
Total	$20,878

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

(c)  Certain income tax matters:

In the first quarter of 2007, we recorded a tax benefit of $2.1 million as a result of the expiration of statute of limitations related to certain previously reserved state tax matters.

Income Taxes

The effective income tax rates for the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
Effective income tax rate	35.4%	(6.4)%
Effective income tax rate, adjusted for the	41.8%	39.9%
items identified in table below

The effective income tax rates for the three months ended March 31, 2007 and 2006 were affected by certain transactions, which are detailed below.

	Three Months Ended March 31
(dollars in millions)	2007			2006
	Income Taxes	Pretax Income	Effective Tax Rate (1)	Income Taxes	Pretax Income	Effective Tax Rate (1)
Reported	$11.6	$32.7	35.4%	$(3.5)	$54.0	(6.4)%
Adjusted to remove:
Restructuring and other items, net	-	-		(8.4)	(20.9)
Contract guarantee	-	-		-	62.6
Certain income tax matters	(2.1)	-		-	-
Adjusted (2)	$13.7	$32.7	41.8%	$4.9	$12.3	39.9%

(1) Amounts may not equal calculated rate due to rounding.

(2) Increase in adjusted effective tax rate for the three months ended March 31, 2007 primarily reflected interest accrued in accordance with the adoption of FIN 48.  See also Note 9.

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

Our liquidity requirements may be funded, if necessary, through the issuance of commercial paper, bank loans, debt or equity securities.  Debt outstanding at March 31, 2007 was $508 million compared with debt outstanding of $447.1 million at December 31, 2006.  The increase was largely due to the payment of the annual employee compensation discussed above.  Debt at March 31, 2007 consisted of 3-year bonds totaling $225 million maturing on February 15, 2008 and commercial paper of $283 million with various maturities of less than a year.  It is currently our intent to manage our commercial paper borrowings as short-term obligations.

As of March 31, 2007, we have available credit agreements totaling $585 million: $100 million through August 20, 2008, $185 million through June 23, 2011 and $300 million through June 21, 2009 under our multiyear revolving credit agreements with several banks.  The revolving credit agreements contain restrictive covenants, including a limitation on the ratio of consolidated indebtedness to consolidated cash flow of 3.5x.  At March 31, 2007, we were in compliance with respect to all restrictive covenants then in effect, with the leverage ratio equaling 1.8x.

Credit Ratings

On March 22, 2007 Moody’s Investors Service (Moody’s), a credit rating agency, affirmed our Baa1 long-term rating.

Credit Ratings as of March 31, 2007
	Long Term	Short Term
Standard & Poor’s	BBB	A-2
Moody’s	Baa1	P-2
Fitch	BBB+	F2

On May 1, 2007, following our announcement that News Corporation had submitted a proposal to acquire Dow Jones, our credit rating outlook was changed by Standard & Poor’s from “stable” to “CreditWatch with developing implications,” while Moody’s changed it from “stable” to “developing.”  We maintain the aforementioned lines of credit with commercial banks, as well as cash and cash equivalents held by U.S. and foreign-based subsidiaries, to serve as alternative sources of liquidity and to support our commercial paper program.

Cash Flow Summary

The six local media newspaper businesses that were sold in 2006 were presented as discontinued operations.  In our statement of cash flows, the cash flows related to these discontinued operations were separately identified within each of the categories, as applicable.  We do not expect the absence of cash flows from discontinued operations to materially affect our future liquidity and capital resources.

(in millions)	Three Months Ended March 31
	2007	2006
Net cash used in operating activities(1)	$(19.8)	$(205.8)
Net cash used in investing activities	(14.0)	(11.5)
Net cash provided by financing activities(2)	39.9	221.5
Effect of currency exchange rate changes on cash	0.3	-

Increase in cash and cash equivalents	6.4	4.2
Cash and cash equivalents at beginning of year	13.2	10.6
Cash and cash equivalents at March 31	$19.6	$14.8

(1) Includes a $202 million settlement of a contract guarantee to Cantor/MDC, of which $200 million was paid in the first quarter of 2006.

(2) Includes commercial paper borrowings in 2006 to fund the aforementioned contract guarantee settlement payment.

Cash flow from discontinued operations, which was included in the summary above, was as follows:

(in millions)	Three Months Ended March 31
	2007	2006
Net cash provided by operating activities of discontinued operations	$-	$4.0
Net cash used in investing activities of discontinued operations	$(1.9)	$(0.8)

Operating Activities

Net cash used in operating activities for the first three months of 2007 was $19.8 million, which was $186.0 million, or 90%, less than net cash used in operations in the same period last year.  The improvement reflected higher operating income in 2007 and the aforementioned $200 million contract guarantee settlement payment in 2006, partially offset by higher employee compensation paid in 2007 relative to 2006.

Investing Activities

(in millions)	Three Months Ended March 31
	2007	2006
Capital expenditures	$(11.9)	$(10.3)
Divestitures	(1.9)	-
Other	(0.2)	(1.2)
Net cash used in investing activities	$(14.0)	$(11.5)

Financing Activities

(in millions)	Three Months Ended March 31
	2007	2006
Cash dividends	$(21.1)	$(20.8)
Net change in short-term borrowings(*)	60.9	241.4
Proceeds from sales under stock compensation plans	0.1	0.9
Net cash provided by financing activities	$39.9	$221.5

(*) Includes commercial paper borrowings in 2006 to fund the aforementioned contract guarantee settlement payment as well as additional borrowings to fund certain employee compensation, paid annually in the first quarter of the year.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements, such as those including the words "believe," "expect," "intend," "estimate," "anticipate," "will," "plan," "outlook," "guidance," "forecast" and similar expressions, that involve risks and uncertainties that could cause actual results to differ materially from those anticipated including such risk factors as are included in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006 and Item 1A of this Form 10-Q; as well as risks relating to our ability to successfully integrate Factiva and other acquisitions we may make from time to time, including whether we can achieve fully and on a timely basis planned production and operational efficiencies and synergies; whether completed acquisitions will affect earnings and financial results when and to the extent anticipated; the risk that we will not realize expected opportunities to enhance our products and services resulting from the recently announced restructuring of our enterprise media group; changes in demand affecting our business; the competition we face from other news and information companies; the negative impact of business consolidations and layoffs in the financial services industry on sales; and such risks as may be included from time to time in our reports filed with the Securities and Exchange Commission and posted in the Investor Relations section of our web site (www.dowjones.com).  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

During the three months ended March 31, 2007 and 2006 we entered into foreign currency exchange forward contracts to exchange U.S. dollars for the following foreign currencies:

	Three Months Ended March 31
	2007		2006
(in millions)	Foreign Currency	U.S. Dollar	Foreign Currency	U.S. Dollar
British Pound	2.1	3.9	4.6	8.0
Euro	1.0	1.2	6.8	8.2
Hong Kong Dollar	-	-	32.5	4.2
Japanese Yen	-	-	46.1	0.4
Singapore Dollar	-	-	4.5	2.8

The fair value of the contracts, which generally expire within one year, as of March 31, 2007 and December 31, 2006 was insignificant.

We also periodically enter into foreign currency exchange forward contracts to limit cash flow and earnings volatility that results from remeasuring certain foreign currency payables at prevailing exchange rates.  The unrealized gains or losses of these forward contracts were recognized in Other, net in the income statement and were not outstanding as of March 31, 2007 or December 31, 2006.

Interest Rate Risk

Our commercial paper outstanding of $283 million at March 31, 2007 is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates.  At March 31, 2007, interest rates outstanding ranged from 5.30% to 5.75%, with a weighted-average of 5.32%.  At March 31, 2007 we had $225 million of fixed-rate bonds outstanding, which mature in February 2008.  A change in the market interest rate impacts the fair value of the instrument but has no impact on earnings or cash flows.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three-month period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the acquisition of the 50% Factiva stake from Reuters (bringing our ownership to 100%), we will be incorporating internal controls over financial reporting related to Factiva into our Section 404 assessment for 2007.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Recent Developments

On November 2, 2006, the International Securities Exchange, LLC (ISE) filed a lawsuit against us in the United States District Court for the Southern District of New York seeking a declaratory judgment that no license from us is needed to list options on the Dow Jones Industrial Average.  The action also names The McGraw-Hill Companies, Inc. as a defendant, and seeks a similar declaration as to options on the S&P 500 index.  We believe that we have strong defenses to the action.  For a number of reasons pleaded in an action we filed against ISE and the Options Clearing Corporation in State Court in Illinois, we believe we have the right to require anyone seeking to list derivatives based on our proprietary indexes, including the Dow Jones Industrial Average, to obtain a license from us.  Were ISE to prevail on its claims, it could have a material impact on our index licensing business.

On May 3, 2007, a lawsuit was filed against the Company’s directors and members of the Bancroft family and unspecified “Bancroft Trusts” in the Supreme Court of the State of New York by a shareholder seeking certification of a class of all shareholders alleging that the members of the board of directors and the Bancroft family breached their duties in connection with their consideration of the News Corporation offer.  The complaint seeks to enjoin the directors and the Bancroft family to give “due consideration” to the News Corporation proposal; it does not seek any monetary damages beyond attorneys fees and costs.  The Company believes the claims are without merit and the defendants intend vigorously to contest the claims.

ITEM 1A.	RISK FACTORS.

We are exposed to certain risk factors that may affect operations.  The significant factors known to us are described in Item 1A of our Form 10-K for the year ended December 31, 2006.  Additional information regarding the risk factors previously disclosed under the headings “Our Credit Rating” and “Intellectual Property” has been provided.  The two risk factors are set forth below in their entirety:

“Our Credit Rating.

On March 22, 2007, Moody’s Investor Services (Moody’s), a credit ratings agency, affirmed our Baa1 long-term rating.  On May 1, 2007, following our announcement that News Corporation had submitted a proposal to acquire Dow Jones, Standard & Poor’s, another credit ratings agency, changed our credit rating outlook from “stable” to “CreditWatch with developing implications” and Moody’s changed our credit rating outlook from “stable” to “developing.”

If our credit ratings were reduced below investment-grade, our borrowing costs would increase and our access to the debt markets might be adversely affected.  Our ability to use debt to fund major new acquisitions or capital intensive internal initiatives will be limited to the extent we wish to maintain investment-grade credit ratings for our debt and by the terms of our debt instruments.”

“Intellectual Property.

We rely on a combination of trademarks, trade names, copyrights, and other proprietary rights, as well as contractual arrangements, including licenses, to establish and protect our intellectual property and brand names. We believe our proprietary trademarks and other intellectual property rights are important to our continued success and our competitive position.

Dow Jones Indexes licenses, sometimes exclusively, our proprietary indexes and trademarks to exchanges and financial institutions for use as the basis of financial products. For example, Dow Jones has licensed the Dow Jones Industrial Average index and related trademarks for use as the basis of the DIAMONDS ETF. Dow Jones had also licensed the Dow Jones Industrial Average index and related trademarks for use as the basis of exchange-traded options on the DIAMONDS ETF, but in June 2006 the United States Court of Appeals for the Second Circuit held that no license is needed to issue or trade options on ETFs. The Second Circuit expressly limited its decision to derivative products on ETFs, and we no longer license this specific product.  On November 2, 2006, a lawsuit was filed against us in the United States District Court for the Southern District of New York seeking a declaratory judgment that we do not have the right to require anyone seeking to list derivatives based on our proprietary indexes, including the Dow Jones Industrial Average, to obtain a license from us.  We have filed an action in the State Court of Illinois seeking to reaffirm our rights to require licenses to trade derivatives based on proprietary indexes.  If this challenge to the index provider’s intellectual property rights is successful, our ability to license our index-related property for certain uses may be impaired and our revenues related to such licensing activities could be further negatively impacted.”

Our complete risk factors, including the change noted above, are available for review on the Investor Relations section of our Web site at www.dowjones.com.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In 1998, our Board of Directors authorized the repurchase of $800 million of our common stock and in September 2000 authorized the repurchase of an additional $500 million of our common stock.  As of March 31, 2007, approximately $326.4 million remained under board authorization for share repurchases.  We have not repurchased any shares of our common stock since the first quarter of 2003.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The information required by this item with respect to the date of the meeting, nature of the meeting, election of directors, matters voted upon and details of voting results is incorporated by reference to the material under the caption “Other Events” in the Form 8-K/A we filed on April 25, 2007.

ITEM 6.	EXHIBITS.

Exhibit Number	Document

3.1	The Bylaws of the Company, as amended and restated as of February 21, 2007, is hereby incorporated by reference to Exhibit 3.1 to its Form 8-K filed on February 23, 2007.

10.1	Supplemental Agreement by and between Dow Jones & Company, Inc. and Peter R. Kann, is hereby incorporated by reference to Exhibit 99.1 to its Form 8-K filed on March 16, 2007.

10.2	Description of Compensatory Arrangement with M. Peter McPherson as of April 18, 2007.

31.1	Certifications by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOW JONES & COMPANY, INC.
(Registrant)

Date:	May 8, 2007	By:	/s/ Robert Perrine
Robert Perrine
Chief Accounting Officer and Controller