Form 10-Q
period 2007-06-30
DOW JONES & CO INC
filed 2007-08-03
CIK 29924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ❑    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock on June 30, 2007: 66,150,531 shares of Common Stock and 19,700,852 shares of Class B Common Stock.

	DOW JONES & COMPANY, INC.
	FORM 10-Q
	FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

	INDEX

		Page
PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements.

	Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007 and 2006	3

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006	4

	Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	32

Item 4.	Controls and Procedures.	32

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	33

Item 1A.	Risk Factors.	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	34

Item 4.	Submission of Matters to a Vote of Security Holders.	34

Item 6.	Exhibits.	34

Signatures		35

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

DOW JONES & COMPANY, INC.

(unaudited)

(in thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenues:
Advertising	$244,517	$251,554	$478,630	$483,235
Information services	173,224	96,343	341,502	190,765
Circulation and other	111,951	108,084	216,728	212,090
Total revenues	529,692	455,981	1,036,860	886,090

Expenses:
News, production and technology	169,378	135,665	337,356	269,961
Selling, administrative and general	213,153	157,703	411,434	325,271
Newsprint	24,099	33,474	51,100	66,643
Print delivery costs	49,408	52,941	99,396	104,864
Depreciation and amortization	25,597	24,511	51,641	49,069
Restructuring and other items, net	10,113	6,794	10,113	27,672
Total operating expenses	491,748	411,088	961,040	843,480
Operating income	37,944	44,893	75,820	42,610

Other income (expense):
Investment income	250	109	639	283
Interest expense	(5,614)	(8,529)	(11,721)	(14,444)
Contract guarantee	-	-	-	62,649
Other, net	(820)	(384)	(311)	(961)

Income from continuing operations before income taxes and equity earnings	31,760	36,089	64,427	90,137
Income taxes	13,305	13,615	24,880	10,150
Equity in earnings of associated companies, net of tax	2,591	2,210	4,106	4,055
Income from continuing operations	21,046	24,684	43,653	84,042
Income from discontinued operations, net of tax (Note 4)	-	4,077	-	6,237
Net income	$21,046	$28,761	$43,653	$90,279

Earnings per share - basic:
Continuing operations	$.25	$.30	$.52	$1.01
Discontinued operations	-	.05	-	.07
Earnings per basic share	$.25	$.35	$.52	$1.08

Earnings per share - diluted:
Continuing operations	$.25	$.30	$.52	$1.01
Discontinued operations	-	.05	-	.07
Earnings per diluted share (*)	$.25	$.34	$.52	$1.08

Cash dividends declared per share (Note 8)	$.50	$.50	$.75	$.75

Weighted-average shares outstanding:
Basic	84,635	83,242	84,149	83,209
Diluted	85,381	83,667	84,744	83,617

Comprehensive Income (Note 11)	$21,154	$26,736	$44,368	$88,451

(*) The sum of the individual amounts may not equal total due to rounding.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOW JONES & COMPANY, INC.

(unaudited)

(in thousands)	For the Six Months Ended June 30
	2007	2006
Cash Flows from Operating Activities:
Net income	$43,653	$90,279
Less: income from discontinued operations, net of tax	-	6,237
Adjustments to reconcile income from continuing operations
to net cash used in operating activities:
Depreciation	43,737	43,002
Amortization of intangibles	7,904	6,067
Stock-based compensation – equity awards	6,341	6,212
Deferred taxes	(10,701)	(4,974)
Equity in earnings of associated companies, net of distributions	8,680	3,846
Gain on disposition of fixed assets	-	(3,139)
Contract guarantee	-	(62,649)
Payment of contract guarantee on behalf of a former subsidiary	-	(202,000)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(10,735)	(1,550)
Other current assets	(345)	(3,597)
Accounts payable and accrued liabilities	(37,040)	(19,899)
Income taxes	2,913	2,384
Unearned revenue	20,398	10,951
Deferred compensation	16,875	5,781
Other noncurrent assets	(558)	669
Other noncurrent liabilities	(4,942)	(184)
Other, net	1,399	(251)
Net cash provided by (used in) operating activities of continuing operations	87,579	(135,289)
Net cash provided by operating activities of discontinued operations	-	7,464
Net cash provided by (used in) operating activities	87,579	(127,825)

Cash Flows from Investing Activities:
Additions to plant, property and equipment, net	(30,349)	(29,001)
Proceeds from disposition of fixed assets	-	5,082
Businesses acquired, net of cash received	(26,194)	-
Repayment from equity investee	-	278
Other, net	(139)	(126)
Net cash used in investing activities of continuing operations	(56,682)	(23,767)
Net cash used in investing activities of discontinued operations	(1,999)	(1,154)
Net cash used in investing activities	(58,681)	(24,921)

Cash Flows from Financing Activities:
Cash dividends	(42,079)	(41,564)
(Repayment of) increase in commercial paper borrowings, net	(78,396)	202,071
Proceeds from sales under stock compensation plans	106,522	3,074
Net cash (used in) provided by financing activities	(13,953)	163,581

Effect of currency exchange rate changes on cash	(672)	(1,032)

Increase in cash and cash equivalents	14,273	9,803
Cash and cash equivalents at beginning of year	13,237	10,633
Cash and cash equivalents at end of period	$27,510	$20,436

Supplemental non-cash disclosure:
Issuance of loan notes in connection with business acquisition	$23,298	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

DOW JONES & COMPANY, INC.

(unaudited)

(in thousands)	June 30 2007	December 31 2006
Assets
Current Assets:
Cash and cash equivalents	$27,510	$13,237
Accounts receivable – trade, net	238,874	224,642
Accounts receivable – other	19,829	18,313
Newsprint inventory	5,537	5,081
Prepaid expenses	26,555	26,621
Deferred income taxes	25,638	25,754
Total current assets	343,943	313,648

Investments in associated companies, at equity	13,150	19,302
Other investments	5,626	5,151

Plant, property and equipment, at cost	1,743,825	1,726,467
Less, accumulated depreciation	1,118,762	1,087,695
Plant, property and equipment, net	625,063	638,772

Goodwill	797,486	754,310
Other intangible assets, net	205,648	196,901
Deferred income taxes	22,261	16,203
Other assets	11,833	11,275
Total assets	$2,025,010	$1,955,562

Liabilities
Current Liabilities:
Accounts payable – trade	$87,232	$75,598
Accrued wages, salaries and commissions	108,254	140,922
Retirement plan contributions payable	15,278	26,679
Other payables	85,399	87,735
Dividend payable	21,436	-
Income taxes	34,108	44,572
Unearned revenue	255,785	230,484
Short-term debt	392,005	222,124
Total current liabilities	999,497	828,114

Long-term debt	-	224,962
Deferred compensation, principally postretirement benefit obligation	373,743	357,077
Other noncurrent liabilities	58,460	46,436
Total liabilities	1,431,700	1,456,589

Commitments and contingent liabilities

Stockholders’ Equity
Common stock	102,181	102,181
Additional paid-in capital	141,280	141,628
Retained earnings	1,098,859	1,120,165
Accumulated other comprehensive loss, net of taxes:	(15,005)	(15,721)
Less, treasury stock, at cost	734,005	849,280
Total stockholders’ equity	593,310	498,973
Total liabilities and stockholders’ equity	$2,025,010	$1,955,562

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOW JONES & COMPANY, INC.

NOTE 1:  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of our consolidated financial position as of June 30, 2007, and our consolidated results of operations for the three and six month periods ended June 30, 2007 and 2006 and consolidated cash flows for the six month periods then ended.  All adjustments reflected in the accompanying financial statements are of a normal recurring nature.  Reclassifications of certain amounts for prior years have been recorded to conform to the current year presentation.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2006 and current reports on Form 8-K filed with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

As of and for the three and six months ended June 30, 2007, our significant accounting policies and estimates, which are detailed in our annual report on Form 10-K for the year ended December 31, 2006, have not changed except for the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48).  See Note 10 for additional information regarding our adoption of FIN 48.

NOTE 2:  ACQUISITIONS

2007

Acquisition of eFinancialNews

On May 15, 2007, we completed the acquisition of eFinancialNews Holdings Ltd. (eFN), a private U.K. company, for approximately $63 million, including an estimated working capital adjustment.  Based in London, eFN is a diversified media company serving the European financial services industry with print, online, training and events businesses.  Its flagship operations include the weekly Financial News, the eFinancialNews.com Web site and subscription-based services.  It also publishes Private Equity News, a weekly publication focused on the European private equity sector.  eFN will add digital and other non-print businesses to help diversify our reliance on traditional print revenue.  We are integrating eFN into the consumer media segment, where it will be part of our European media operations.  We financed the purchase with a combination of cash and debt.

Under the purchase method of accounting, the total purchase price is allocated to eFN’s net tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition.  Based upon the purchase price and the valuation performed, the preliminary purchase price allocation, which is subject to change based on our final analysis, is as follows (in thousands):

Tangible assets:
Cash	$12,316
Other current assets	5,137
Property, plant and equipment	430
Total tangible assets	17,883

Intangible assets:
Customer relationships	5,154
Developed technology	396
Trade name	11,100
Goodwill	44,706
Total intangible assets	61,356

Liabilities assumed:
Current liabilities	(11,277)
Deferred taxes	(4,957)
Total liabilities assumed	(16,234)

Net assets acquired	$63,005

We allocated $5.5 million to amortizable intangible assets consisting of customer relationship intangible assets and developed technology with weighted-average useful lives of eleven and five years, respectively.  The pattern of economic benefits to be derived from certain intangible assets is estimated to be greater in the initial period of ownership; accordingly, we will record amortization expense on an accelerated basis over the estimated useful lives of the intangible assets.  We also allocated $11.1 million to the eFN trade name, which will not be amortized as it has an indefinite remaining useful life based primarily on its market position and our plans for continued indefinite use.  Further, $44.7 million was allocated to goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  Goodwill will not be amortized and it is not deductible for tax purposes.

2006

Acquisition of Factiva

On December 15, 2006, we acquired the remaining 50% interest of Dow Jones Reuters Business Interactive LLC (Factiva) that we did not already own from our joint venture partner, Reuters Group Plc. (Reuters), for an upfront cash purchase price of approximately $176.2 million.  The purchase price consisted of cash tendered of approximately $152.5 million, estimated working capital adjustments of approximately $11.7 million, preferred shares of a subsidiary of approximately $7.5 million and direct third-party transaction costs of approximately $4.5 million.  The preferred shares, which are non-voting, bear a fixed dividend rate of 6% per annum and are included in other noncurrent liabilities.  Factiva is a provider of global business content, research products and services to global enterprises mainly in the finance, corporate, professional services and government sectors and has more than 1.6 million paying subscribers.  We are integrating Factiva with the complementary offerings in the enterprise media segment.  We financed this purchase with the proceeds from divestitures.

Under the purchase method of accounting, the total purchase price is allocated to Factiva’s net tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition.  The final purchase price allocation was as follows (in thousands):

Tangible assets:
Cash	$27,868
Other current assets	37,163
Property, plant and equipment	18,697
Other assets – long term	132
Total tangible assets	83,860

Less: carrying value of Factiva equity investment	(14,053)

Intangible assets:
Customer relationships	32,500
Distribution contracts	2,500
Developed technology	2,450
Trade name	39,000
Goodwill	145,728
Total intangible assets	222,178

Liabilities assumed:
Current liabilities	(72,158)
Deferred taxes	(22,056)
Other liabilities – long term	(21,594)
Total liabilities assumed	(115,808)

Net assets acquired	$176,177

We allocated $37.5 million to amortizable intangible assets consisting of customer relationship intangible assets, distribution contract intangible assets and developed technology with weighted-average useful lives of fifteen, eight and four years, respectively.  The pattern of economic benefits to be derived from certain intangible assets is estimated to be greater in the initial period of ownership; accordingly, we will record amortization expense on an accelerated basis over the estimated useful lives of the intangible assets.  We also allocated $39 million to the Factiva trade name, which will not be amortized as it has an indefinite remaining useful life based primarily on its market position and our plans for continued indefinite use.  Further, $145.7 million was allocated to goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  Goodwill will not be amortized but a portion of it will be deductible for tax purposes.  Liabilities assumed included approximately $28 million of continuing contractual payments with no future economic benefit as well as approximately $3.6 million of restructuring costs related to the severance of approximately 25 Factiva employees.

NOTE 3:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets related to discontinued operations discussed in Note 4 were excluded from the tables below.

Goodwill balances by reportable segment were as follows:

(in thousands)	June 30 2007	December 31 2006
Consumer media	$361,618	$317,786
Enterprise media	354,729	355,385
Local media	81,139	81,139
Total goodwill (1)	$797,486	$754,310

Other intangible assets were as follows:

	June 30, 2007			December 31, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Subscription accounts	$64,655	$18,127	$46,528	$61,482	$14,718	$46,764
Advertising accounts	21,493	10,030	11,463	19,907	8,423	11,484
Developed technology	16,057	9,229	6,828	15,660	7,077	8,583
Other	6,827	2,896	3,931	6,429	2,157	4,272

Total	109,032	40,282	68,750	103,478	32,375	71,103
Unamortizable intangibles	136,898	-	136,898	125,798	-	125,798
Total other intangibles (1)	$245,930	$40,282	$205,648	$229,276	$32,375	$196,901

Amortization expense, based on intangibles subject to amortization held at June 30, 2007, is expected to be as follows:

(in millions)

	2007		2008	2009	2010	2011	2012
Amortization expense	$8.3	(2)	$12.7	$8.3	$7.7	$6.3	$4.4

(1) The increase in goodwill and other intangible assets primarily resulted from the acquisition of eFN.

(2) Represents amortization expense expected for the last six months of 2007.

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

The results of the sold newspapers are presented as discontinued operations pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Further, the results of those newspapers were excluded from our segment results for all periods presented.  Results of operations for the six local media newspapers included within discontinued operations for the three and six months ended June 30, 2006 were as follows:

(in thousands)	Three Months Ended June 30	Six Months Ended June 30

Revenues	$25,204	$47,310
Operating income	$6,878	$10,600
Income before income taxes	$6,878	$10,600
Income taxes	$2,801	$4,363
Net income	$4,077	$6,237

Depreciation and amortization	$644	$1,284

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

The following table displays the activity and balances of the restructuring reserve accounts through June 30, 2007:

(in thousands)	December 31, 2006 Reserve	2007 Expense	Cash Payments	June 30, 2007 Reserve(*)
Employee severance – 2007	$-	$9,536	$(1,212)	$8,324
Employee severance – 2006	26,975	-	(17,625)	9,350
Employee severance – prior to 2006	3,197	-	(523)	2,674
Total	$30,172	$9,536	$(19,360)	$20,348

(*) The workforce reductions related to our restructuring actions are expected to be paid during 2007 ($12.7 million), 2008 ($5.9 million) and thereafter ($1.7 million).

2007

During the second quarter of 2007, we recorded a restructuring charge of $10.1 million, $9.5 million of which was employee severance, primarily reflecting employee severance related to reductions at our consumer media segment as well as smaller reductions at our other segments.  In total, approximately 100 full-time employees were affected.

2006

In the fourth quarter of 2006, we recorded a restructuring charge of $15.4 million, primarily reflecting employee severance related to a workforce reduction of about 160 full-time employees in connection with the restructuring of our enterprise media segment following our recent acquisition of Factiva as well as other initiatives.

During the second quarter of 2006, we recorded a net charge of $6.8 million, consisting of a restructuring charge of $9.9 million, partially offset by a gain of $3.1 million on the sale of certain fixed assets.  The restructuring primarily reflected the elimination of certain positions in technology, circulation and administrative support in favor of outsource vendors.  In total, approximately 250 full-time and 500 part-time employees were affected.

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

The workforce reductions related to the second quarter 2007 and fourth quarter 2006 restructuring actions are expected to be substantially completed by the fourth quarter of 2007 and the third quarter of 2007, respectively.  The other restructuring actions are substantially complete.

NOTE 6: DEBT

The following table summarizes our debt outstanding for the periods presented:

(in thousands)	June 30 2007	December 31 2006
Commercial paper, at rates of 5.35% to 5.50%	$143,728	$222,124
3.875% Senior Notes due February 15, 2008	224,979	224,962
6.08% Notes due May 15, 2017	23,298	-
Total debt outstanding	$392,005	$447,086

Debt outstanding at June 30, 2007 was $392 million which consisted of bonds totaling $225 million due February 15, 2008; commercial paper of $144 million with various maturities of less than a year; and, loan notes of $23 million issued in connection with the acquisition of eFN.  These notes are presented as a current liability since they are subject to certain early redemption provisions.  It is currently our intent to manage our commercial paper borrowings as short-term obligations.

As of June 30, 2007, we had available credit agreements totaling $585 million: $100 million through August 20, 2008, $300 million through June 21, 2009 and $185 million through June 23, 2011 under our multiyear revolving credit agreements with several banks.  On February 20, 2007, we entered into a $100 million 18-month credit agreement, with substantially similar restrictive covenants as our other credit agreements, which we canceled on July 3, 2007 as it was no longer needed to support our commercial paper obligations.  The revolving credit agreements contain restrictive covenants, including a limitation on the ratio of consolidated indebtedness to consolidated cash flow of 3.5x.  At June 30, 2007, we were in compliance with respect to all restrictive covenants then in effect, with the leverage ratio equaling approximately 1.4x.

Borrowings under the revolving credit agreements may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank's prime rate, our certificate of deposit rate or the federal funds rate.  A quarterly fee is payable on the commitments which we may terminate or reduce at any time.  The quarterly fee, which is dependent on our debt rating issued by S&P and Moody's, was .08% at June 30, 2007.  As of June 30, 2007 and December 31, 2006, no amounts were borrowed under the revolving credit lines.

NOTE 7:  PENSION AND OTHER POSTRETIREMENT PLANS

The components of net periodic benefit costs recognized in other comprehensive income were as follows:

	Three Months Ended June 30
(in thousands)	Pension Benefits		Other Postretirement Benefits
Net Periodic Benefit Cost	2007	2006	2007	2006
Service cost	$1,308	$1,684	$1,842	$2,161
Interest cost	3,013	2,877	3,319	3,540
Expected return on plan assets	(3,277)	(3,054)	-	-
Amortization of prior service cost	186	184	(1,480)	(875)
Recognized actuarial loss	789	926	548	804
Total periodic benefit cost	$2,019	$2,617	$4,229	$5,630

	Six Months Ended June 30
(in thousands)	Pension Benefits		Other Postretirement Benefits
Net Periodic Benefit Cost	2007	2006	2007	2006
Service cost	$2,616	$3,288	$4,055	$4,260
Interest cost	6,026	5,590	6,789	7,000
Expected return on plan assets	(6,554)	(6,108)	-	-
Amortization of prior service cost	372	371	(2,960)	(1,753)
Recognized actuarial loss	1,578	1,787	1,180	1,562
Total periodic benefit cost	$4,038	$4,928	$9,064	$11,069

NOTE 8: CASH DIVIDENDS DECLARED PER SHARE

We currently pay a $.25 per share dividend each quarter.  Typically, we declare our third quarter dividend in our second quarter, as was done this year.

NOTE 9: COMMITMENTS AND CONTINGENCIES

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

We enter into indemnification agreements in our ordinary course of business, typically with companies from which we are acquiring or to which we are selling businesses, partners in joint ventures, licensees and licensors, and service providers and contractors.  Under these agreements we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, as a result of our activities or our breach of the agreement in question or in connection with any intellectual property infringement claim by any third party with respect to our products.  These indemnification obligations generally survive termination of the underlying agreement, either for some set number of years or perpetually.  In some cases, the maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited.  We believe that the estimated fair value of these indemnity obligations is minimal and we have no liabilities recorded for these obligations as of June 30, 2007.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

NOTE 10:  INCOME TAXES

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48) was issued, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  We adopted FIN 48 when it became effective for us as of January 1, 2007.  Upon adoption, we recorded approximately a $1.7 million increase in liabilities, a $.4 million increase in assets and a $1.3 million reduction to retained earnings.

Unrecognized tax benefits (all of which would impact the effective tax rate if recognized) were $19.2 million at January 1, 2007.  Interest expense associated with unrecognized tax benefits, which is recorded on a net basis within income taxes, totaled $0.4 million and $0.9 million for the three and six months ended June 30, 2007, respectively.  The balance of interest accrued totaled $2.7 million as of January 1, 2007.

The remaining tax years subject to examination by the Internal Revenue Service, as of June 30, 2007, are 2003-2006.  State income tax returns are generally subject to examination for a period of three to four years after filing.  We have various state income tax returns in the process of examination.  The statute of limitations for certain state tax returns is expected to expire within twelve months which could result in a decrease in the unrecognized tax benefit balance of $3 to $4 million.

NOTE 11: COMPREHENSIVE INCOME

Comprehensive income was computed as follows:

(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net income	$21,046	$28,761	$43,653	$90,279
Add: change in
Cumulative translation adjustment	175	(61)	277	(361)
Adjustment for realized (gain) loss on hedging included in net income	(31)	(233)	166	(288)
Unrealized (loss) gain on hedging	24	617	(309)	888
Unrealized (loss) gain on investments	(81)	(2,348)	474	(2,067)
Adjustment to pension and postretirement plans	22	-	108	-
Comprehensive income	$21,155	$26,736	$44,369	$88,451

NOTE 12:  EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(in thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2007 (2)	2006 (3)	2007 (2)	2006(3)
Income from continuing operations	$21,046	$24,684	$43,653	$84,042
Income from discontinued operations	-	4,077	-	6,237
Net income	$21,046	$28,761	$43,653	$90,279

Weighted-average shares outstanding – basic	84,635	83,242	84,149	83,209

Effect of dilutive securities:
Stock options	145	35	83	44
Other, principally restricted stock units and contingent stock rights	601	390	512	364
Weighted-average shares outstanding – diluted (1)	85,381	83,667	84,744	83,617

Earnings per basic share:
Continuing operations	$.25	$.30	$.52	$1.01
Discontinued operations	-	.05	-	.07
Earnings per basic share	$.25	$.35	$.52	$1.08

Earnings per diluted share:
Continuing operations	$.25	$.30	$.52	$1.01
Discontinued operations	-	.05	-	.07
Earnings per diluted share (4)	$.25	$.34	$.52	$1.08

(1)

The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the year.

(2)

For the three and six months ended June 30, 2007, options to purchase 5.8 million shares at an average price of $56.23 and options to purchase 7.5 million shares at an average price of $53.37, respectively, have been excluded from the diluted earnings per share calculation because the options’ exercise prices were greater than the average market price during the quarter and six months and to include such securities would be antidilutive.

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

(4)	The sum of the individual amounts may not equal total due to rounding.

NOTE 13:  BUSINESS SEGMENTS

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

We evaluate the performance of our segments exclusive of restructuring and other charges.  See Note 5 for a further discussion of these items.

Our operations by reportable business segment, on a continuing basis, were as follows:

Financial Data by Business Segment
(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenues:
Consumer media	$290,819	$291,184	$571,198	$566,915
Enterprise media	178,155	98,190	351,392	195,046
Local media	62,498	66,607	117,997	124,129
Segment eliminations(1)	(1,780)	-	(3,727)	-
Consolidated revenues	$529,692	$455,981	$1,036,860	$886,090

Income (Loss) Before Income Taxes and Equity Earnings:
Consumer media	$25,633	$19,557	$33,261	$17,140
Enterprise media	41,397	26,330	75,848	49,846
Local media	11,792	14,705	16,740	21,317
Segment operating income	78,822	60,592	125,849	88,303

Corporate(2)	(30,765)	(8,905)	(39,916)	(18,021)
Restructuring and other items, net(3)	(10,113)	(6,794)	(10,113)	(27,672)
Consolidated operating income	$37,944	$44,893	$75,820	$42,610

Investment income	250	109	639	283
Interest expense	(5,614)	(8,529)	(11,721)	(14,444)
Contract guarantee	-	-	-	62,649
Other, net	(820)	(384)	(311)	(961)
Income from continuing operations before income taxes and equity earnings	$31,760	$36,089	$64,427	$90,137

Depreciation and Amortization Expense:
Consumer media	$15,188	$16,418	$30,329	$32,786
Enterprise media	7,729	5,325	15,633	10,825
Local media	2,652	2,737	5,623	5,395
Corporate	28	31	56	63
Consolidated depreciation and amortization expense	$25,597	$24,511	$51,641	$49,069

(1)  Represents the elimination of post-acquisition content fees earned by Consumer Media from sales to Factiva.

(2)  The increase in corporate expense in 2007 relative to 2006 primarily reflects significantly higher stock-based compensation costs related to the rise in our stock price following the announcement that News Corporation had submitted a proposal to acquire Dow Jones at $60 per share (see also Note 14).  A portion of our stock-based compensation is payable in cash based on the underlying value of our common stock and, accordingly, increased in value during the second quarter.

(3)  Restructuring and other items are not included in segment expenses, as management evaluates segment results exclusive of these items.  For information purposes, the restructuring and other items allocable to each segment for the three and six months ended June 30, 2007 and 2006 were as follows:

(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Consumer media	$7,356	$7,712	$7,356	$19,313
Enterprise media	2,030	1,446	2,030	5,072
Local media	634	(2,490)	634	(1,358)
Corporate	93	126	93	4,645
Total	$10,113	$6,794	$10,113	$27,672

NOTE 14:  SUBSEQUENT EVENT

On July 31, 2007, we signed a definitive merger agreement under which News Corporation will acquire Dow Jones in a transaction valued at approximately $5.6 billion.  Under the terms of the agreement, which was approved by both companies' boards of directors, Dow Jones stockholders will be entitled to receive $60 in cash for each share of common stock and Class B common stock that they own.  Certain members of the Bancroft family and the trustees of trusts for their benefit who collectively own approximately 37% of Dow Jones’ voting stock have agreed to vote to approve the transaction.  The merger agreement provides that up to 250 holders of record and not more than 10% of the shares of Dow Jones may elect to have their shares of Dow Jones equity converted into a number of Class B units of Newco LLC, a newly formed subsidiary of News Corporation (each unit of which will be exchangeable for News Corporation equity in accordance with the terms and conditions of the Newco LLC operating agreement).  The merger agreement contains customary representations, warranties and covenants made by Dow Jones.  The merger, which is expected to close in the fourth calendar quarter, is subject to, among other things, approval by Dow Jones stockholders, regulatory approvals and other customary closing conditions.

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

For the first half of 2007, approximately 55% of our revenues were derived from the consumer media segment, which includes The Wall Street Journal franchise (including domestic and international print, digital, television and radio) and the relatively smaller Barron’s (including print, digital and conferences) and MarketWatch franchises (including digital, newsletters, television and radio).  Consumer media’s financial results are largely dependent on the operating performance of The Wall Street Journal, which, to a significant extent, is dependent upon business-to-business (B2B) advertising placed in our publications, particularly from the financial and technology sectors.  The enterprise media segment, which includes newswires, indexes, licensing, research products and services and other electronic operations, comprised approximately 34% of our revenues, while the remaining approximately 11% of total revenues were contributed from the general-interest local media segment.

Revenues in the first six months of 2007 were up 17%, which was primarily driven by the acquisition of Factiva.  The combined profit from our business segments rose 43% in the first half of 2007 despite continued industry-wide softness in print advertising.  Print revenues as a percent of total revenues was down to 57% in the first half of 2007 compared with 68% a year before.  These results are the latest evidence of the success of our ongoing transformation plan, the aim of which is to transform Dow Jones from a company heavily dependent on print revenue to a more diversified content-driven consumer and enterprise media company meeting the needs of its customers across all consumer and enterprise media channels; to attract more customers and to encourage them to use us across all media channels; to diversify our reliance on unpredictable print revenue with investments in digital and B2B media and to smartly manage costs.

We have undertaken a number of innovations to reshape our portfolio and to increase our profits.  Our latest example of a successful innovation includes the launch on January 2, 2007 of a redesigned U.S. print Journal with innovative design and content enhancements for the digital age that were made better to serve existing readers and attract new ones.  This redesign began in 2005 and involved the retrofitting of the Journal’s 19 presses at 17 print sites to print to a more industry-standard 48-inch web width from its prior 60-inch web width.  These improvements included changes to the Journal's organization, navigation and content—as well as stronger links to WSJ.com—designed to make accessing Journal content faster and more convenient for readers.  We also expect the new web width will result in operating expense savings of about $20 million per year, mainly from reduced newsprint consumption.

We also have been making investments in digital and B2B media.  In December 2006, we completed the acquisition of the remaining 50% interest in Factiva that we did not already own.  The Factiva acquisition will increase the revenues of our enterprise media segment by approximately 75%, as well as expand our global reach.  The increased scale together with Factiva’s product offerings, innovative search and delivery technology and complementary customer base will strengthen enterprise media’s product offerings and help propel its growth.  In 2007, we began integrating Factiva within our enterprise media segment and it is already contributing to earnings (six cents per share accretive in the first six months).

In May 2007, we completed the acquisition of eFinancialNews Holdings Ltd. (eFN), a private U.K. company, for approximately $63 million, including an estimated working capital adjustment.  Based in London, eFN is a diversified media company serving the European financial services industry with print, online, training and events businesses.  Its flagship operations include the weekly Financial News, the eFinancialNews.com Web site and subscription-based services.  It also publishes Private Equity News, a weekly publication focused on the European private equity sector.  eFN will add digital and other non-print businesses to help diversify our reliance on traditional print revenue.  We are integrating eFN into the consumer media segment, where it will be part of our European media operations.  We financed the purchase with a combination of cash and debt.  We expect eFN to be neutral to earnings in 2007 but accretive thereafter.

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

On the cost control side, we continued to identify ways to streamline our operations and eliminate costs.  We announced a restructuring initiative in the second quarter primarily reflecting the reorganization of certain areas of our consumer media business but also included the reorganization of other business units.  In total, approximately 100 full-time positions are expected to be eliminated.   In total, we expect annual savings of $55 million will result from our restructuring actions and other initiatives identified this year to reduce costs and improve profits, including initiatives to further reduce circulation marketing and delivery costs.  While the bulk of these cost savings are not expected to take hold until 2008, we do expect to realize about $16 million of these savings in 2007.  We expect these savings in 2007 should cushion the impact of continued softness in the print advertising environment.

Also, we believe our differentiated and indispensable content is our greatest competitive advantage.  We are very proud that The Wall Street Journal won two Pulitzer Prizes, journalism's highest honor, including the Pulitzer Gold Medal for Public Service for articles exposing stock-options backdating.  These are the Journal's 32nd and 33rd Pulitzers.

Results of Operations

Consolidated Results of Operations - Three Months Ended June 30, 2007 and 2006:

(in thousands, except per share amounts)			Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
Advertising	$244,517	$251,554	$(7,037)	(2.8)%
Information services	173,224	96,343	76,881	79.8
Circulation and other	111,951	108,084	3,867	3.6
Total revenues	529,692	455,981	73,711	16.2

Operating expenses	491,748	411,088	80,660	19.6
Operating income	37,944	44,893	(6,949)	(15.5)

Non-operating loss	(6,184)	(8,804)	2,620	29.8
Income taxes	13,305	13,615	(310)	(2.3)
Equity in earnings of associated companies, net of tax	2,591	2,210	381	17.2
Income from continuing operations	21,046	24,684	(3,638)	(14.7)
Income from discontinued operations, net of tax	-	4,077	(4,077)	-
Net income	$21,046	$28,761	$(7,715)	(26.8)

Earnings per diluted share:
Continuing operations	$.25	$.30	$(.05)	(16.7)
Discontinued operations	-	.05	(.05)	-
Earnings per diluted share (*)	$.25	$.34	$(.09)	(26.5)

(*) The sum of individual amounts may not equal total due to rounding.

Net Income

Net income in the second quarter of 2007 was $21 million, or $.25 per diluted share, compared with second quarter 2006 net income of $28.8 million, or $.34 per share (all “per share” amounts included herein are based on reported net income and diluted weighted-average shares outstanding).  Earnings per share included significantly higher stock-based compensation costs in 2007 following the announcement that News Corporation had submitted a proposal to acquire Dow Jones at $60 per share (see also Note 14).  In addition earnings in both years included restructuring initiatives.  These items are detailed further beginning on page 28.

Revenues

Second quarter 2007 revenues increased $73.7 million, or 16.2%, to $529.7 million, primarily reflecting our acquisition of Factiva, as well as strong organic growth at other parts of our business partially offset by lower advertising revenues at the U.S. print Journal and at our local media properties.  On a basis adjusted for the impact of acquisitions, total revenue was up 0.9%.  Advertising revenue decreased $7 million, or 2.8%, as a result of volume declines at our U.S. print Journal and local media segment, somewhat offset by strong growth from our international publications and Barron’s.  Information services revenue grew $76.9 million, or 80%, reflecting incremental revenue from Factiva as well as continued strong organic growth in indexes and newswires.  Circulation and other revenue increased $3.9 million, or 3.6%, on higher circulation revenue across our digital and print publications.

Operating Expenses

Operating expenses in the second quarter of 2007 increased $80.7 million, or 19.6%, to $491.7 million.  On a basis adjusted for the impact of acquisitions, total expenses increased 2.9%, as higher stock-based compensation costs as well as higher costs related to restructuring initiatives exceeded the savings from reduced newsprint expenses and other cost containment initiatives.  Newsprint costs were lower by 28%, reflecting lower newsprint consumption primarily due to the reduced web width from the U.S. print Journal redesign and 8.7% lower newsprint prices.  Depreciation and amortization expenses were up 4.4%, to $25.6 million, primarily reflecting higher amortization expenses as a result of the acquisition of Factiva.  The number of full-time employees at June 30, 2007 was approximately 7,200 as compared to 7,300 last June (6,700 excluding discontinued operations).  Excluding acquisitions and divestitures, headcount was down 3% compared to last year as a result of our restructuring initiatives.

Operating Income

Operating income in the second quarter of 2007 was $37.9 million (7.2% of revenues), down $6.9 million, or 15.5%, from the second quarter 2006 operating income of $44.9 million (9.8% of revenues) as higher profits from our consumer and enterprise media segments were more than offset by lower profits at our local media segment as well as higher costs for stock-based compensation and restructuring initiatives.

Non-operating Income (Loss)

(in thousands)	Three months ended June 30		Increase/
	2007	2006	(Decrease)
Investment income	$250	$109	$141
Interest expense (1)	(5,614)	(8,529)	2,915
Other, net (2)	(820)	(384)	(436)
Total	$(6,184)	$(8,804)	$2,620

(1) Debt outstanding as of June 30, 2007 and 2006 was $392 million and $674.5 million, respectively.
(2) Other net, included foreign exchange losses of $0.5 million and less than $0.1 million in 2007 and 2006, respectively.

Equity in Earnings of Associated Companies, Net of Tax

(in thousands)	Three months ended June 30		Increase/
	2007	2006	(Decrease)
Equity in earnings of associated companies, net of tax (*)	$2,591	$2,210	$381

(*) Our share of equity in earnings of associated companies increased primarily due to improved results at SmartMoney, STOXX, Ltd., and Vedomosti, which more than offset the lack of earnings from Factiva, which had been classified as an equity investment through December 15, 2006 when we acquired the remaining 50% interest we did not own.

Discontinued Operations

Results of operations for the six local media newspapers included within discontinued operations for the three months ended June 30, 2006 were as follows:

(in thousands)
2006
Revenues	$25,204
Operating income	$6,878
Income before income taxes	$6,878
Income taxes	$2,801
Net income	$4,077

Depreciation and amortization	$644

Consolidated Results of Operations - Six Months Ended June 30, 2007 and 2006:

(in thousands, except per share amounts)			Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
Advertising	$478,630	$483,235	$(4,605)	(1.0)%
Information services	341,502	190,765	150,737	79.0
Circulation and other	216,728	212,090	4,638	2.2
Total revenues	1,036,860	886,090	150,770	17.0

Operating expenses	961,040	843,480	117,560	13.9
Operating income	75,820	42,610	33,210	77.9

Non-operating (loss) income	(11,393)	47,527	(58,920)	-
Income taxes	24,880	10,150	14,730	-
Equity in earnings of associated companies, net of tax	4,106	4,055	51	1.3
Income from continuing operations	43,653	84,042	(40,389)	(48.1)
Income from discontinued operations, net of tax	-	6,237	(6,237)	-
Net income	$43,653	$90,279	$(46,626)	(51.6)

Earnings per diluted share:
Continuing operations	$.52	$1.01	$(.49)	(48.5)
Discontinued operations	-	.07	(.07)	-
Earnings per diluted share	$.52	$1.08	$(.56)	(51.9)

Net Income

Net income in the first half of 2007 was $43.7 million, or $.52 per diluted share, compared with net income in the first six months of 2006 of $90.3 million, or $1.08 per share (all “per share” amounts included herein are based on reported net income and diluted weighted-average shares outstanding).  Earnings per share in 2007 included certain items affecting comparisons that netted to a decrease in earnings of $.18 per share, while earnings in 2006 included certain items affecting comparisons that netted to an increase in earnings of $.55 per share.  These items are detailed further beginning on page 28.

Revenues

Revenues for the first six months of 2007 increased $150.8 million, or 17%, to $1 billion, which was primarily driven by our acquisition of Factiva and strong organic growth at other parts of our business, more than offsetting declines at the U.S. print Journal and at our local media segment.  Adjusting for the impact of the Factiva and eFN acquisitions, total revenues were up 1.7%.  Advertising revenue decreased $4.6 million, or 1%, reflecting declines at our local media segment and U.S. print Journal, partially offset by strong growth from our digital and international publications.  Information services revenue increased $150.7 million, or 79%, reflecting incremental revenue from Factiva and continued organic growth in indexes and newswires revenues.  Circulation and other revenue was higher by $4.6 million, or 2.2%, on increased circulation revenue across our digital and print publications.

Operating Expenses

Operating expenses in the first half of 2007 increased $117.6 million, or 13.9%, to $961 million.  On a basis adjusted for the impact of acquisitions, total expenses were down 1.2%.  The decrease reflected expense reductions associated with reduced newsprint costs and other cost containment initiatives, which exceeded the impact of higher stock-based compensation.  Newsprint costs decreased 23.3%, reflecting an 18.6% decline in newsprint consumption as a result of the reduced web width from the U.S. print Journal redesign and 5.8% lower newsprint prices.  Depreciation and amortization expenses were up 5.2%, to $51.6 million, primarily reflecting the acquisition of Factiva.

Operating Income

Operating income in the first half of 2007 was $75.8 million (7.3% of revenues), up $33.2 million from the first half of 2006 operating income of $42.6 million (4.8% of revenues), reflecting an increase in the profits of our consumer and enterprise media segments, partially offset by a decline at our local media segment and higher stock-based compensation.

Non-operating (Loss) Income

(in thousands)	Six months ended June 30		Increase/
	2007	2006	(Decrease)
Investment income	$639	$283	$356
Interest expense (1)	(11,721)	(14,444)	2,723
Cantor Guarantee, net	-	62,649	(62,649)
Other, net (2)	(311)	(961)	650
Total	$(11,393)	$47,527	$(58,920)

(1) Debt outstanding as of June 30, 2007 and 2006 was $392 million and $674.5 million, respectively.
(2) Other net, included foreign exchange losses of less than $0.1 million and $0.5 million in 2007 and 2006, respectively.

Equity in Earnings of Associated Companies, Net of Tax

(in thousands)	Six months ended June 30		Increase/
	2007	2006	(Decrease)
Equity in earnings of associated companies, net of tax (*)	$4,106	$4,055	$51

(*) Our share of equity in earnings of associated companies increased primarily due to improved results at STOXX, Ltd., Vedomosti and SmartMoney, which more than offset the lack of earnings from Factiva, which was an equity investment in 2006.

Discontinued Operations

Results of operations for the six local media newspapers included within discontinued operations for the six months ended June 30, 2006 were as follows:

(in thousands)
2006
Revenues	$47,310
Operating income	$10,600
Income before income taxes	$10,600
Income taxes	$4,363
Net income	$6,237

Depreciation and amortization	$1,284

Segment Data

Financial Data by Business Segment

(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenues:
Consumer media	$290,819	$291,184	$571,198	$566,915
Enterprise media	178,155	98,190	351,392	195,046
Local media	62,498	66,607	117,997	124,129
Segment eliminations(1)	(1,780)	-	(3,727)	-
Consolidated revenues	$529,692	$455,981	$1,036,860	$886,090

Operating income:
Consumer media	$25,633	$19,557	$33,261	$17,140
Enterprise media	41,397	26,330	75,848	49,846
Local media	11,792	14,705	16,740	21,317
Segment operating income	78,822	60,592	125,849	88,303

Corporate(2)	(30,765)	(8,905)	(39,916)	(18,021)
Restructuring and other items, net	(10,113)	(6,794)	(10,113)	(27,672)
Consolidated operating income	$37,944	$44,893	$75,820	$42,610

(1) Represents the elimination of post-acquisition content fees earned by Consumer Media from sales to Factiva.

(2) The increase in corporate expense in 2007 relative to 2006 primarily reflects significantly higher stock-based compensation costs related to the rise in our stock price following the announcement that News Corporation had submitted a proposal to acquire Dow Jones at $60 per share (see also Note 14).  A portion of our stock-based compensation is payable in cash based on the underlying value of our common stock and, accordingly, increased in value during the second quarter.  See additional discussion on page 28.

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

On May 15, 2007, we completed the acquisition of eFinancialNews Holdings Ltd. (eFN), a private U.K. company, for approximately $63 million, including an estimated working capital adjustment.  Based in London, eFN is a diversified media company serving the European financial services industry with print, online, training and events businesses.  Its flagship operations include the weekly Financial News, the eFinancialNews.com Web site and subscription-based services.  It also publishes Private Equity News, a weekly publication focused on the European private equity sector.  eFN will add digital and other non-print businesses to help diversify our reliance on traditional print revenue.  We are integrating eFN into the consumer media segment, where it will be part of our European media operations.

Consumer Media - Three Months Ended June 30, 2007 and 2006:

(in thousands)			Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
U.S. media:
Advertising	$179,535	$187,450	$(7,915)	(4.2)%
Circulation and other	84,800	84,629	171	0.2
Total U.S. media	264,335	272,079	(7,744)	(2.8)

International media:
Advertising	16,573	11,760	4,813	40.9
Circulation and other	9,911	7,345	2,566	34.9
Total international media	26,484	19,105	7,379	38.6

Total consumer media:
Advertising	196,108	199,210	(3,102)	(1.6)
Circulation and other	94,711	91,974	2,737	3.0
Total revenue	290,819	291,184	(365)	(0.1)

Operating expenses	265,186	271,627	(6,441)	(2.4)
Operating income	$25,633	$19,557	$6,076	31.1

Operating margin	8.8%	6.7%

Revenues

Consumer media revenues for the second quarter declined modestly, by $0.4 million, or 0.1%, as lower advertising revenue at the U.S. Journal was nearly offset by increases in advertising revenue at international editions and Barron’s.  Excluding the impact of the eFN acquisition, consumer media revenues were down 1.4%.

U.S. Media:

Advertising Revenue

U.S. advertising revenue decreased $7.9 million, or 4.2%, on lower advertising revenue at the U.S. Journal (down 6.8%), partially offset by strong gains in advertising at Barron’s (up 26%).  Advertising volume at the U.S. Journal, as noted below, was down 11.4%, but the impact of this decline in volume was tempered by higher advertising yield primarily driven by premium color positions.  Color premium revenue in the print Journal increased 7.8% despite a 13.3% drop in color pages.

Advertising Volume Statistics:

	Three Months Ended June 30
	2007		2006
	% of Total	Increase/ (Decrease)	% of Total	Increase/ (Decrease)
General (1)	40	(6.0)%	37	9.5%
Technology (2)	10	(41.5)%	16	6.9%
Financial (3)	19	(8.7)%	19	9.6%
Classified (4)	31	(3.9)%	28	17.4%
Total U.S. Journal	100	(11.4)%	100	11.2%

Barron’s		25.6%		(13.1)%

(1) General advertising volume in 2007 decreased primarily due to sharp declines in auto advertising, partially offset by higher travel and luxury advertising.

(2) Technology advertising was lower in 2007 on declines in all of its categories.

(3) Financial advertising decreased in 2007 on lower insurance, mutual funds and tombstone advertising, which was only moderately offset by increases in retail banking and investment advisory advertising.

(4) Classified and other advertising is our lowest yielding advertising category.

Circulation and other revenue

Circulation and other revenue for U.S. media increased $0.2 million, or 0.2%, due primarily to continued strong subscription growth at both the print and digital editions of the Journal and Barron’s.  The WSJ.com Web site continues to be the largest paid subscription news site on the Internet and Barrons.com, which was created as a stand-alone paid site in January 2006, has grown to 97 thousand subscribers at the end of the second quarter.

Key metrics were as follows:

	Three Months Ended June 30
(in thousands)	2007	2006	Increase/ (Decrease)
The Wall Street Journal average circulation	1,680	1,703	(1.4)%
Barron’s average circulation	308	311	(0.1)

WSJ.com paid subscriptions(1)	983	795	23.6
Barrons.com paid subscriptions	97	68	42.6

WSJ.com average monthly unique visitors(2)	8,346	7,481	11.6
WSJ.com average monthly page views	106,039	107,421	(1.3)

MarketWatch.com average monthly unique visitors(2)	7,276	6,462	12.6
MarketWatch.com average monthly page views	234,063	200,523	16.7

The Wall Street Journal Digital Network average monthly unique visitors(2), (3)	15,023	14,013	7.2
The Wall Street Journal Digital Network average monthly page views	348,286	311,841	11.7

(1)

WSJ.com subscription figure now also includes subscribers who selected to pay for both the print and online products as part of a bundled offer and registered to use WSJ.com.  The 2006 figure has been adjusted to conform to the 2007 presentation.

(2)

Average monthly unique visitors and page views are internal numbers.

(3)

The Wall Street Journal Digital Network, formerly known as Dow Jones Online, includes WSJ.com and the Journal’s vertical sites, MarketWatch.com and BigCharts.com, Barrons.com and AllThingsD.com.

International Media:

International media revenues for the second quarter of 2007 increased $7.4 million, or 39%, to $26.5 million, reflecting strong gains at the The Wall Street Journal Asia as well as incremental revenues from eFN, which was acquired on May 15, 2007.  Excluding the impact of eFN, international revenues were up 20%.  Advertising revenue was up $4.8 million, or 41%, on higher advertising volume in Asia and incremental revenue from eFN.  Circulation and other revenues increased $2.6 million, or 35%, primarily from incremental revenue due to the acquisition of eFN.

Operating Expenses

Consumer media’s second quarter 2007 operating expenses decreased $6.4 million, or 2.4%, largely due to declines in newsprint and print delivery expenses, partially offset by higher costs from eFN.  Excluding eFN, operating expenses were down 3.6%.  Newsprint costs decreased 30%, as a result of a 23.3% decrease in newsprint consumption, driven by our redesigned Journal’s reduced web width, as well as an 8.9% decrease in prices.  The number of full-time employees in the consumer media segment was flat compared to June 2006.  Excluding employees from eFN, the number of full-time employees was down 5%.

Operating Income

Consumer media’s second quarter 2007 operating income was $25.6 million (8.8% of revenues), compared to income of $19.6 million (6.7% of revenues) in 2006, largely reflecting a lower cost base as a result of our cost control initiatives.

Consumer Media – Six Months Ended June 30, 2007 and 2006:

(in thousands)			Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
U.S. media:
Advertising	$360,856	$365,598	$(4,742)	(1.3)%
Circulation and other	165,591	165,876	(285)	(0.2)
Total U.S. media	526,447	531,474	(5,027)	(0.9)

International media:
Advertising	26,946	21,228	5,718	26.9
Circulation and other	17,805	14,213	3,592	25.3
Total international media	44,751	35,441	9,310	26.3

Total consumer media:
Advertising	387,802	386,826	976	0.3
Circulation and other	183,396	180,089	3,307	1.8
Total revenue	571,198	566,915	4,283	0.8

Operating expenses	537,937	549,775	(11,838)	(2.2)
Operating income	$33,261	$17,140	$16,121	94.0

Operating margin	5.8%	3.0%

Revenues

Consumer media revenues for the first half of 2007 increased $4.3 million, or 0.8%, driven by revenue gains at the international editions and at Barron’s.  Excluding the impact of the eFN acquisition, revenues were up 0.1%.

U.S. Media:

Advertising Revenue

U.S. advertising revenue in the first half of 2007 decreased $4.7 million, or 1.3%, on lower revenue at the U.S. Journal (down 4.3%), slightly offset by higher advertising revenue at Barron’s (up 18.7%) and The Wall Street Journal Digital Network, formerly known as Dow Jones Online (up 14.6%).  Higher advertising yield, reflecting premium color positions, partially offset the decline in advertising volume of 7.4%, as noted below.  Color premium revenue in the print Journal increased 11.6%, despite a 7.4% drop in color pages.

Advertising Volume Statistics:

	Six Months Ended June 30
	2007		2006
	% of Total	Increase/ (Decrease)	% of Total	Increase/ (Decrease)
General (1)	39	(2.6)%	37	10.0%
Technology (2)	11	(31.1)%	15	4.1%
Financial (3)	20	(2.3)%	19	10.9%
Classified (4)	30	(4.6)%	29	24.1%
Total U.S. Journal	100	(7.4)%	100	13.0%

Barron’s		16.7%		(3.7)%

(1) General advertising volume in 2007 decreased on lower auto, general B2B and pharmaceutical advertising, partially offset by higher travel and luxury advertising.

(2) Technology advertising was lower in 2007 on declines in all of its categories.

(3) Financial advertising decreased in 2007 on lower insurance and mutual funds advertising, which was only moderately offset by increases in investment advising and retail banking advertising.

(4) Classified and other advertising is our lowest yielding advertising category.

Circulation and other revenue

Circulation and other revenue in the first half of 2007 for U.S. media decreased $0.3 million, or 0.2%, as continued strong subscription growth at both the print and online editions of the Journal was exceeded by the declines in other revenues.  The WSJ.com Web site continues to be the largest paid subscription news site on the Internet.

Key metrics were as follows:

	Six Months Ended June 30
(in thousands)	2007	2006	Increase/ (Decrease)
The Wall Street Journal average circulation	1,700	1,736	(2.1)%
Barron’s average circulation	318	312	1.9

WSJ.com paid subscriptions(1)	983	795	23.6
Barrons.com paid subscriptions	97	68	42.6

WSJ.com average monthly unique visitors(2)	7,829	7,164	9.3
WSJ.com average monthly page views	109,631	108,517	1.0

MarketWatch.com average monthly unique visitors(2)	7,450	6,617	12.6
MarketWatch.com average monthly page views	238,222	205,966	15.7

Wall Street Journal Digital average monthly unique visitors(2), (3)	14,585	14,045	3.9
Wall Street Journal Digital average monthly page views	355,137	318,813	11.4

(1)

WSJ.com subscription figure now also includes subscribers who selected to pay for both the print and online products as part of a bundled offer and registered to use WSJ.com.  The 2006 figure has been adjusted to conform to the 2007 presentation.

(2)

Average monthly unique visitors and page views are internal numbers.

(3)

The Wall Street Journal Digital Network, formerly known as Dow Jones Online, includes WSJ.com and the Journal’s vertical sites, MarketWatch.com and BigCharts.com, Barrons.com and AllThingsD.com.

International Media:

International media revenues increased $9.3 million, or 26%, to $44.8 million due to strong organic increases in advertising and circulation and other revenue, principally in Asia, along with incremental revenue from the recently acquired eFN.  Excluding the impact of eFN, total international revenues were up 16%.  Advertising revenue increased $5.7 million, or 27%, reflecting higher advertising volume in Asia and incremental revenue from the eFN acquisition.  International print circulation and other revenues were up $3.6 million, or 25%, primarily from incremental revenue from eFN.

Operating Expenses

Consumer media’s operating expenses in the first half of 2007 decreased $11.8 million, or 2.2%, mostly as a result of declines in newsprint, print delivery and depreciation expenses, partially offset by increased circulation marketing and promotion costs related to the launch of the redesigned Journal earlier in 2007.  Newsprint costs decreased 25%, reflecting a 20.5% decrease in newsprint consumption, driven by our redesigned Journal’s reduced web width, coupled with a 5.8% decrease in prices.

Operating Income

Consumer media’s operating income for the first half of 2007 was $33.3 million (5.8% of revenues), compared to income of $17.1 million (3.0% of revenues) in 2006, largely reflecting the impact of the cost savings initiatives.

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

Enterprise Media - Three Months Ended June 30, 2007 and 2006:

(in thousands)			Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
Dow Jones Content Technology Solutions (CTS):
North America	$89,593	$53,450	$36,143	67.6%
International	54,730	17,218	37,512	-
Total CTS revenues(1)	144,323	70,668	73,655	-

Dow Jones Indexes and other(2)	33,832	27,522	6,310	22.9
Total revenue	178,155	98,190	79,965	81.4

Operating expenses	136,758	71,860	64,898	90.3
Operating income	$41,397	$26,330	$15,067	57.2

Operating margin	23.2%	26.8%

(1) Dow Jones Content Technology Solutions includes the complementary offerings of Dow Jones Newswires, Factiva and Dow Jones Licensing Services.
(2) Includes Dow Jones Indexes, Dow Jones Financial Information Services (FIS) and the reprints / permissions businesses.

Revenues

Enterprise media revenues in the second quarter of 2007 increased $80 million, or 81%, to $178.2 million, driven by the acquisition of Factiva and continued organic revenue growth in newswires and index revenues, partially offset by lower revenues from licensing.  On an adjusted basis, including Factiva revenues in the respective periods prior to our acquisition, enterprise media’s revenue was up approximately 6.6%.

Dow Jones CTS

Dow Jones CTS revenue in the second quarter of 2007 more than doubled, as it rose $73.6 million to $144.3 million, which reflected increased revenues in North America and internationally of $36.1 million and $37.5 million, respectively.  On an adjusted basis, CTS revenue was up over 3% as growth in newswires and Factiva revenues were partially offset by lower licensing revenue.

Dow Jones Indexes and other

Dow Jones Indexes and other revenues, which include the Dow Jones Indexes and reprints/permissions businesses, as well as Dow Jones Financial Information Services (FIS), increased $6.3 million, or 22.9%, to $33.8 million.  The increases were driven by continued strong growth in indexes-related revenue, fueled by growth from assets under management and fees coupled with continued strength in commodity-related financial products.  Also contributing to the increase was growth in newsletter subscriptions.

Operating Expenses

Enterprise media expenses in the second quarter of 2007 were up $64.9 million, or 90%, to $136.8 million due to the acquisition of Factiva.  On an adjusted basis, expenses decreased 1.1% compared to last year.  The number of full-time employees in the enterprise media segment at June 30, 2007 was up approximately 32% from a year ago due to the acquisition of Factiva.

Operating Income

Enterprise media’s operating income in the second quarter of 2007 was $41.4 million (23.2% of revenues), an increase of $15.1 million, or 57%, over operating income a year ago of $26.3 million (26.8% of revenues).

Enterprise Media - Six Months Ended June 30, 2007 and 2006:

(in thousands)			Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
Dow Jones Content Technology Solutions (CTS):
North America	$179,313	$107,041	$72,272	67.5%
International	106,393	33,299	73,094	-
Total CTS revenues(1)	285,706	140,340	145,366	-

Dow Jones Indexes and other(2)	65,686	54,706	10,980	20.1
Total revenue	351,392	195,046	156,346	80.2

Operating expenses	275,544	145,200	130,344	89.8
Operating income	$75,848	$49,846	$26,002	52.2

Operating margin	21.6%	25.6%

(1) Dow Jones Content Technology Solutions includes the complementary offerings of Dow Jones Newswires, Factiva and Dow Jones Licensing Services.
(2) Includes Dow Jones Indexes, Dow Jones Financial Information Services (FIS) and the reprints / permissions businesses.

Revenues

Enterprise media revenues increased in the first half of 2007 by $156.3 million, or 80%, to $351.4 million, driven by the acquisition of Factiva along with gains in index and newswires revenues, partially offset by declines in licensing revenues.  On an adjusted basis, including Factiva revenues in the respective periods prior to our acquisition, enterprise media’s revenue increased approximately 6%.

Dow Jones CTS

Dow Jones CTS revenue increased $145.4 million in the first half of 2007, an increase of more than 100%, to $285.7 million as North America and international revenues increased $72.3 million and $73.1 million, respectively.  On an adjusted basis, CTS revenue was up approximately 3% which reflected continued growth in newswires and Factiva revenues, which was only partially offset by declines in licensing revenue.

Dow Jones Indexes and other

Dow Jones Indexes and other revenues increased $11.0 million, or 20.1%, to $65.7 million.  The increases were driven primarily by indexes-related revenue growth from continued increases in assets under management and fees as well as continued growth in commodity-related financial products.  Newsletter subscription gains also contributed to the increase.

Operating Expenses

Enterprise media expenses in the first half of 2007 increased $130.3 million, or 90%, to $275.5 million due to the acquisition of Factiva.  On an adjusted basis, expenses were down by less than 1% from last year.

Operating Income

Enterprise media’s operating income in the first half of 2007 was $75.8 million (21.6% of revenues), an improvement of $26 million, or 52%, over operating income a year ago of $49.8 million (25.6% of revenues).

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

Local Media - Three Months Ended June 30, 2007 and 2006:

(in thousands)			Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
Advertising	$47,337	$51,477	$(4,140)	(8.0)%
Circulation and other	15,161	15,130	31	0.2
Total revenue	62,498	66,607	(4,109)	(6.2)

Operating expenses	50,706	51,902	(1,196)	(2.3)
Operating income	$11,792	$14,705	$(2,913)	(19.8)

Operating margin	18.9%	22.1%

Revenues

Local media revenue for the second quarter of 2007 decreased $4.1 million, or 6.2%, to $62.5 million on lower advertising revenue.  Advertising revenue was down 8.0%, as lower advertising volume was only partially offset by increased online revenue and modestly higher print ad rates.

Volume Statistics:

	2007	2006
Change in advertising volume (*)	(13.2)%	(6.0)%
Combined average daily circulation (in thousands)	274	279

(*) The decline in advertising volume primarily reflected declines in all categories except for legal notices.

Operating Expenses

Local media expenses for the second quarter of 2007 decreased $1.2 million, or 2.3%, to $50.7 million, primarily as a result of lower newsprint and delivery costs, partially offset by higher expenses related to marketing.  Newsprint expense decreased 16.7% as a result of decreases of 9.8% and 7.7% in consumption and prices, respectively.  The number of full-time employees in the local media segment was down approximately 5% compared to a year ago.

Operating Income

Operating income for the second quarter of 2007 was $11.8 million (18.9% of revenues) compared with income last year of $14.7 million (22.1% of revenues).

Local Media - Six Months Ended June 30, 2007 and 2006:

(in thousands)			Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
Advertising	$88,727	$94,870	$(6,143)	(6.5)%
Circulation and other	29,270	29,259	11	-
Total revenue	117,997	124,129	(6,132)	(4.9)

Operating expenses	101,257	102,812	(1,555)	(1.5)
Operating income	$16,740	$21,317	$(4,577)	(21.5)

Operating margin	14.2%	17.2%

Revenues

Local media revenue decreased $6.1 million, or 4.9%, to $118 million in the first half of 2007 on lower advertising revenue.  Advertising revenue was down 6.5%, as an 11.1% decline in advertising volume was only partially offset by continued growth in online revenue along with higher print ad rates.

Volume Statistics:

	2007	2006
Change in advertising volume (*)	(11.1)%	(6.2)%
Combined average daily circulation (in thousands)	276	281

(*) The decline in advertising volume primarily reflected declines in all categories except for legal notices.

Operating Expenses

Local media expenses decreased during the first half of 2007 by $1.6 million, or 1.5%, to $101.3 million, primarily as a result of lower newsprint and administrative costs, which were only moderately offset by higher marketing expenses.  Newsprint expense decreased 13.5% as a result of decreases of 8.3% and 5.7% in consumption and prices, respectively.  Depreciation and amortization expense increased 4.2% to $5.6 million.

Operating Income

Operating income in the first half of 2007 was $16.7 million (14.2% of revenues) compared with income last year of $21.3 million (17.2% of revenues).

Certain Items Affecting Comparisons

The following tables summarize certain items affecting comparisons for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30
(in millions, except per share amounts)	2007			2006
	Operating(1)	Net	EPS	Operating(1)	Net	EPS

Incremental stock-based compensation (a)	$(18.2)	$(11.0)	$(.13)	$-	$-	$-
Restructuring and other items, net (b)	(10.1)	(6.0)	(.07)	(6.8)	(4.1)	(.05)
Total	$(28.3)	$(17.0)	$(.20)	$(6.8)	$(4.1)	$(.05)

	Six Months Ended June 30
(in millions, except per share amounts)	2007			2006
	Operating(1)	Net	EPS	Operating(1)	Net	EPS

Incremental stock-based compensation (a)	$(18.2)	$(11.0)	$(.13)	$-	$-	$-
Restructuring and other items, net (b)	(10.1)	(6.0)	(.07)	(27.7)	(16.6)	(.20)
Contract guarantee (c)	-	-	-	-	62.6	.75
Certain income tax matters (d)	-	2.1	.02	-	-	-
Total	$(28.3)	$(14.9)	$(.18)	$(27.7)	$46.0	$.55

(a) Stock-based compensation:

On May 1, 2007, following the announcement that News Corporation had submitted a proposal to acquire Dow Jones at $60 per share, the trading price of our common stock rose significantly (see also Note 14).  A portion of our stock-based compensation is payable in cash based on the underlying value of our common stock and, accordingly, increased in value during the quarter.  During the quarter, the incremental cost for those plans due to the significant rise in our stock price was $18.2 million.

(b) Restructuring and other items, net:

2007

During the second quarter of 2007, we recorded a restructuring charge of $10.1 million, primarily reflecting employee severance related to reductions at our consumer media segment as well as smaller reductions at our other segments.  In total, approximately 100 full-time employees were affected.

2006

During the second quarter of 2006, we recorded a net charge of $6.8 million, consisting of a restructuring charge of $9.9 million, partially offset by a gain of $3.1 million on the sale of certain fixed assets.  The restructuring primarily reflected the elimination of certain positions in technology, circulation and administrative support in favor of outsource vendors.  In total, approximately 250 full-time and 500 part-time employees were affected.

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

Restructuring and other items are not included in segment expenses, as management evaluates segment results exclusive of these items.  For information purposes, the restructuring and other items allocable to each segment and corporate for the three and six months ended June 30, 2007 and 2006 were as follows:

(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Consumer media	$7,356	$7,712	$7,356	$19,313
Enterprise media	2,030	1,446	2,030	5,072
Local media	634	(2,490)	634	(1,358)
Corporate	93	126	93	4,645
Total	$10,113	$6,794	$10,113	$27,672

See Note 5 for additional information on restructuring.

(c) Contract guarantee:

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

(d)  Certain income tax matters:

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

Our liquidity requirements may be funded, if necessary, through the issuance of commercial paper, bank loans, debt or equity securities.  Debt outstanding at June 30, 2007 was $392 million compared with debt outstanding of $447.1 million at December 31, 2006.  Debt at June 30, 2007 consisted of 3-year bonds totaling $225 million maturing on February 15, 2008, commercial paper of $143.7 million with various maturities of less than a year, and notes of $23.3 million issued for the eFN acquisition.  It is currently our intent to manage our commercial paper borrowings as short-term obligations.

As of June 30, 2007, we had available credit agreements totaling $585 million: $100 million through August 20, 2008, $300 million through June 21, 2009, and $185 million through June 23, 2011 under our multiyear revolving credit agreements with several banks.  On February 20, 2007, we entered into a $100 million 18-month credit agreement, with substantially similar restrictive covenants as our other credit agreements, which we canceled on July 3, 2007 as it was no longer needed to support our commercial paper obligations.  The revolving credit agreements contain restrictive covenants, including a limitation on the ratio of consolidated indebtedness to consolidated cash flow of 3.5x.  At June 30, 2007, we were in compliance with respect to all restrictive covenants then in effect, with the leverage ratio equaling 1.4 x.

Credit Ratings

Credit Ratings as of June 30, 2007
	Long Term	Short Term
Standard & Poor’s	BBB	A-2
Moody’s	Baa1	P-2
Fitch	BBB+	F2

On August 1, 2007, following our announcement that we signed a definitive merger agreement under which News Corporation will acquire Dow Jones (see also Note 14), Standard & Poor’s (S&P), a credit rating agency, revised our long-term credit rating outlook from “CreditWatch with developing implications,” to “positive” while also affirming our short-term rating and removing it from “CreditWatch.”  Also, on August 1, 2007, Moody’s Investors Service (Moody’s), another credit rating agency, placed our long-term credit rating on “review for possible downgrade” and changed our credit rating outlook to “under review” from “developing” while Fitch, another credit rating agency, stated their expectation to lower the rating on our bonds maturing on February 15, 2008 to BBB with a “stable” outlook.  We maintain the aforementioned lines of credit with commercial banks, as well as cash and cash equivalents held by U.S. and foreign-based subsidiaries, to serve as alternative sources of liquidity and to support our commercial paper program.

Cash Flow Summary

During the first half of 2007, we used the cash generated from operations and the proceeds from employee stock option exercises to fund the eFN acquisition, capital expenditures and pay dividends.  In addition, the excess proceeds were used to reduce our debt levels by $78 million.  Approximately 2 million common shares were issued during the first half of 2007 primarily as a result of employee stock option exercises resulting in net proceeds to the Company of approximately $107 million.

(in millions)	Six Months Ended June 30
	2007	2006
Net cash provided by (used in) operating activities	$87.6	$(127.8)
Net cash used in investing activities	(58.7)	(24.9)
Net cash (used in) provided by financing activities	(14.0)	163.5
Effect of currency exchange rate changes on cash	(0.6)	(1.0)

Increase in cash and cash equivalents	14.3	9.8
Cash and cash equivalents at beginning of year	13.2	10.6
Cash and cash equivalents at end of period	$27.5	$20.4

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

Cash flow from discontinued operations, which was included in the summary above, was as follows:

	Six Months Ended June 30
	2007	2006
Net cash provided by operating activities of discontinued operations	$-	$7.5
Net cash used in investing activities of discontinued operations	$(2.0)	$(1.2)

Operating Activities

Net cash provided by operating activities for the first six months of 2007 was $87.6 million, an improvement of $215.4 million, from the $127.8 million net cash used in operations in the same period last year.  Cash used in operating activities in 2006 included a $202 million settlement payment of a contract guarantee to Cantor/MDC.

Investing Activities

(in millions)	Six Months Ended June 30
	2007	2006
Capital expenditures	$(30.4)	$(29.0)
Acquisition of eFN, net of cash received of $12 million	(26.2)	-
Divestitures	(2.0)	3.9
Other	(0.1)	0.2
Net cash used in investing activities	$(58.7)	$(24.9)

Financing Activities

(in millions)	Six Months Ended June 30
	2007	2006
Cash dividends	$(42.1)	$(41.6)
Net change in short-term borrowings	(78.4)	202.1
Proceeds from sales under stock compensation plans	106.5	3.1
Net cash (used in) provided by financing activities	$(14.0)	$163.6

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements, such as those including the words "believe," "expect," "intend," "estimate," "anticipate," "will," "plan," "outlook," "guidance," "forecast" and similar expressions, that involve risks and uncertainties that could cause actual results to differ materially from those anticipated including such risk factors as are included in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006, Item 1A of our Form 10-Q for the quarter ended March 31, 2007 and Item 1A of this Form 10-Q; and such risks as may be included from time to time in our reports filed with the Securities and Exchange Commission and posted in the Investor Relations section of our web site (www.dowjones.com).  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

As of June 30, 2007 and December 31, 2006 we entered into foreign currency exchange forward contracts to exchange U.S. dollars for the following foreign currencies:

	2007		2006
(in millions)	Foreign Currency	U.S. Dollar	Foreign Currency	U.S. Dollar
British Pound	6.2	12.5	3.6	6.9
Euro	2.8	3.8	1.0	1.2

The fair value of the contracts, which generally expire within one year, as of June 30, 2007 and December 31, 2006 was insignificant.

We also periodically enter into foreign currency exchange forward contracts to limit cash flow and earnings volatility that results from remeasuring certain foreign currency payables at prevailing exchange rates.  The unrealized gains or losses of these forward contracts were recognized in Other, net in the income statement and were not outstanding as of June 30, 2007 or December 31, 2006.

Interest Rate Risk

Our commercial paper outstanding of $143.7 million at June 30, 2007 is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates.  At June 30, 2007, interest rates outstanding ranged from 5.35% to 5.50%, with a weighted-average of 5.39%.  At June 30, 2007 we had $225 million of fixed-rate bonds outstanding, which mature in February 2008.  A change in the market interest rate impacts the fair value of the instrument but has no impact on earnings or cash flows.  Also, at June 30, 2007, we had $23.3 million of floating rate ten-year guaranteed notes outstanding.  Interest on the notes is payable twice annually at 0.25% above six-month LIBOR.  The notes are payable in May 2017, or upon demand by the note holders, whichever is earlier.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three month period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the acquisition of the 50% Factiva stake from Reuters (bringing our ownership to 100%), we will be incorporating internal controls over financial reporting related to Factiva into our Section 404 assessment for 2007.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In May 2007, two lawsuits were filed against the Company’s directors and members of the Bancroft family and unspecified “Bancroft Trusts” in the Supreme Court of the State of New York by shareholders seeking certification of a class of all shareholders alleging that the members of the board of directors and the Bancroft family breached their duties in connection with their consideration of the News Corporation offer.  One complaint seeks to enjoin the directors and the Bancroft family to give “due consideration” to the News Corporation proposal; it does not seek any monetary damages beyond attorneys fees and costs.  The other complaint also seeks no monetary damages, and asks the court to compel the directors to "seek the highest price for shareholders."  The Company believes the claims are without merit and the defendants intend vigorously to contest the claims.

ITEM 1A.	RISK FACTORS.

We are exposed to certain risk factors that may affect operations.  The significant factors known to us are described in Item 1A of our Form 10-K for the year ended December 31, 2006, Item 1A of our Form 10-Q for the quarter ended March 31, 2007 except that the risk factors under the headings “Labor Relations”, “Credit Ratings” and “Competition” have been updated, and a new risk factor has been added.  The “Labor Relations” risk factor in its entirety, the revised first paragraph of the “Credit Ratings” risk factor, the revised third paragraph of the “Competition” risk factor, and the new risk factor are set forth below:

Labor relations

Approximately 32% of our domestic full-time employees are unionized.  As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively.  Approximately 2000 of our employees are represented by the Independent Association of Publishers' Employees (IAPE).  The most recent contract between the Company and IAPE expired by its terms on January 31, 2007, and the parties have been negotiating for a successor agreement since November 2006, although no agreement has yet been reached between the parties.  Our results could be adversely affected if labor negotiations cause work interruptions or if we are unable to negotiate agreements on reasonable terms.  In addition, our ability to make short-term adjustments to control fringe benefit costs is limited by the terms of our collective bargaining agreements in which benefits are fixed

Revised first paragraph of existing Credit Ratings risk factor:

On March 22, 2007, Moody’s Investor Services (Moody’s), a credit ratings agency, affirmed our Baa1 long-term rating.  On May 1, 2007, following our announcement that News Corporation had submitted a proposal to acquire Dow Jones, Standard & Poor’s (S&P), another credit ratings agency, changed our credit rating outlook from “stable” to “CreditWatch with developing implications” and Moody’s changed our credit rating outlook from “stable” to “developing.”  On August 1, 2007, following our announcement that we signed a definitive merger agreement under which News Corporation will acquire Dow Jones, S&P revised our long-term credit rating outlook from “CreditWatch with developing implications,” to “positive” while also affirming our short-term rating and removing it from “CreditWatch.”  Also, on August 1, 2007, Moody’s placed our long-term credit rating on “review for possible downgrade” and changed our credit rating outlook to “under review” from “developing” while Fitch, another credit rating agency, stated their expectation to lower the rating on our bonds maturing on February 15, 2008 to BBB with a “stable” outlook.

Revised third paragraph of existing Competition risk factor:

Our Dow Jones Newswires’ business and financial news products are distributed primarily through a limited number of vendors, which distribute our news over their platforms into financial services firms that receive our content by way of subscriptions with these vendors.  Newswires may be adversely affected by consolidations among these vendors, including by the pending acquisition of Reuters by Thomson.  Moreover, sales of our Dow Jones Newswire products may continue to be negatively impacted by technological changes and changes in the brokerage industry, which have resulted in a diminishing reliance on real time news as business and financial news has become increasingly available via Internet-based publications and services.  In addition, as we strive to increase our international revenues from the Dow Jones Newswires business, we may not succeed given the competition from, and subscribers’ desire for, local language news services.

Merger Agreement with News Corporation

There are a number of risks and uncertainties relating to the proposed merger between the Company and News Corporation.  The risks and uncertainties include the possibility that the transaction may be delayed or may not be completed as a result of failure to obtain necessary Dow Jones stockholder approval, the failure to obtain or any delay in obtaining necessary regulatory approval or satisfying other closing conditions.  Any delay in completing, or failure to complete, the merger could have a negative impact on Dow Jones’ business, its stock price, and its relationships with customers, employees or suppliers.  In addition, pending the closing of the merger, Dow Jones is subject to restrictions on its business activities and certain actions will require News Corporation’s approval.

Our complete risk factors, including the change noted above, are available for review on the Investor Relations section of our Web site at www.dowjones.com.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In 1998, our Board of Directors authorized the repurchase of $800 million of our common stock and in September 2000 authorized the repurchase of an additional $500 million of our common stock.  As of June 30, 2007, approximately $326.4 million remained under board authorization for share repurchases.  We have not repurchased any shares of our common stock since the first quarter of 2003.

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

2.1

Agreement and Plan of Merger, by and among Dow Jones & Company, Inc., News Corporation, Ruby Newco LLC and Diamond Merger Sub Corporation, dated as of July 31, 2007 is hereby incorporated by reference to Exhibit 2.1 to its Form 8-K filed on August 1, 2007.

10.1	Dow Jones 1991 Stock Option Plan is hereby incorporated by reference to Exhibit 10.1 to its Form 8-K filed on June 7, 2007.

10.2	Dow Jones & Company, Inc. 1992 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to its Form 8-K/A filed on July 20, 2007.

10.3	Dow Jones 1997 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10.2 to its Form 8-K/A filed on July 20, 2007.

10.4	Dow Jones 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.4 to its Form 8-K filed on June 7, 2007.

10.5	Dow Jones 2001 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10.3 to its Form 8-K/A filed on July 20, 2007.

10.6	Dow Jones Severance Pay Plan is hereby incorporated by reference to Exhibit 10.6 to its Form 8-K filed on June 7, 2007.

10.7	Dow Jones & Company, Inc. Separation Plan for Senior Management is hereby incorporated by reference to Exhibit 10.4 to its Form 8-K/A filed on July 20, 2007.

10.8	Dow Jones & Company, Inc. Executive Annual Incentive Plan is hereby incorporated by reference to Exhibit 10.8 to its Form 8-K filed on June 7, 2007.

10.9	Dow Jones & Company 2007 Annual Incentive Plan Highlights is hereby incorporated by reference to Exhibit 10.9 to its Form 8-K filed on June 7, 2007.

10.10	Dow Jones & Company, Inc. Change in Control Excise Tax Policy is hereby incorporated by reference to Exhibit 10.10 to its Form 8-K filed on June 7, 2007.

10.11

Voting and Support Agreement by and among News Corporation and the signatory stockholders thereto, dated as of July 31, 2007 is hereby incorporated by reference to Exhibit 10.1 to its Form 8-K filed on August 1, 2007.

10.12	Form of Agreement by and among Dow Jones & Company, Inc., News Corporation and the Special Committee is hereby incorporated by reference to Exhibit 10.2 to its Form 8-K filed on August 1, 2007.

31.1	Certifications by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOW JONES & COMPANY, INC.
(Registrant)

Date:	August 3, 2007	By:	/s/ Robert Perrine
Robert Perrine
Chief Accounting Officer and Controller