Form 10-Q
period 2007-09-30
DOW JONES & CO INC
filed 2007-11-09
CIK 29924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ❑ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock on September 30, 2007: 66,800,926 shares of Common Stock and 19,374,836 shares of Class B Common Stock.

DOW JONES & COMPANY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

DOW JONES & COMPANY, INC.

(unaudited)

(in thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Revenues:
Advertising	$202,994	$207,819	$681,624	$691,054
Information services	174,563	95,717	516,065	286,482
Circulation and other	115,720	108,886	332,448	320,976
Total revenues	493,277	412,422	1,530,137	1,298,512

Expenses:
News, production and technology	171,137	134,241	508,493	404,202
Selling, administrative and general	196,723	157,240	608,157	482,511
Newsprint	21,035	31,080	72,135	97,723
Print delivery costs	48,422	52,169	147,818	157,033
Depreciation and amortization	27,162	24,079	78,803	73,148
Restructuring and other items, net	-	-	10,113	27,672
Total operating expenses	464,479	398,809	1,425,519	1,242,289
Operating income	28,798	13,613	104,618	56,223

Other income (expense):
Investment income	416	590	1,055	873
Interest expense	(4,786)	(8,457)	(16,507)	(22,901)
Contract guarantee	-	-	-	62,649
Other, net	(16)	(277)	(327)	(1,238)
Income from continuing operations before income taxes and equity earnings	24,412	5,469	88,839	95,606
Income taxes	11,599	(5,050)	36,479	5,100
Equity in earnings of associated companies, net of tax	939	2,106	5,045	6,161
Income from continuing operations	13,752	12,625	57,405	96,667
Income from discontinued operations, net of tax (Note 5)	-	92,740	-	98,977
Net income	$13,752	$105,365	$57,405	$195,644

Earnings per share - basic:
Continuing operations	$.16	$.15	$.68	$1.16
Discontinued operations	-	1.11	-	1.19
Earnings per basic share (*)	$.16	$1.27	$.68	$2.35

Earnings per share - diluted:
Continuing operations	$.16	$.15	$.67	$1.16
Discontinued operations	-	1.11	-	1.18
Earnings per diluted share	$.16	$1.26	$.67	$2.34

Cash dividends declared per share	$.25	$.25	$1.00	$1.00

Weighted-average shares outstanding:
Basic	85,956	83,288	84,742	83,187
Diluted	87,160	83,779	85,540	83,623

Comprehensive Income (Note 11)	$13,660	$105,108	$58,029	$193,559

(*)	The sum of the individual amounts may not equal total due to rounding.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOW JONES & COMPANY, INC.

(unaudited)

(in thousands)	For the Nine Months Ended September 30
	2007	2006
Cash Flows from Operating Activities:
Net income	$57,405	$195,644
Less: income from discontinued operations, net of tax	-	98,977
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	66,762	64,089
Amortization of intangibles	12,041	9,059
Stock-based compensation – equity awards	9,512	8,977
Deferred taxes	(10,544)	(4,688)
Distributions of earnings of associated companies, net of equity in earnings	7,741	2,094
Gain on disposition of fixed assets	-	(3,139)
Contract guarantee	-	(62,649)
Payment of contract guarantee on behalf of a former subsidiary	-	(202,000)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1,137	(2,927)
Other current assets	(3,143)	(3,613)
Accounts payable and accrued liabilities	(33,455)	(11,783)
Income taxes	(9,140)	(4,006)
Unearned revenue	13,617	2,405
Deferred compensation	22,970	10,640
Other noncurrent assets	1,837	1,735
Other noncurrent liabilities	(7,627)	(379)
Other, net	1,995	(1,025)
Net cash provided by (used in) operating activities of continuing operations	131,108	(100,543)
Net cash provided by operating activities of discontinued operations	-	12,072
Net cash provided by (used in) operating activities	131,108	(88,471)

Cash Flows from Investing Activities:
Additions to plant, property and equipment, net	(53,986)	(55,330)
Proceeds from disposition of fixed assets	-	5,082
Businesses acquired, net of cash received	(29,333)	(195)
Advance from equity investee	-	4,831
Other, net	915	28
Net cash used in investing activities of continuing operations	(82,404)	(45,584)
Net cash used in investing activities of discontinued operations	(2,043)	(1,615)
Net cash used in investing activities	(84,447)	(47,199)

Cash Flows from Financing Activities:
Cash dividends	(63,556)	(62,387)
(Repayment of) increase in commercial paper borrowings, net	(95,514)	196,449
Proceeds from sales under stock compensation plans	123,550	6,062
Net cash (used in) provided by financing activities	(35,520)	140,124

Effect of currency exchange rate changes on cash	(1,157)	(119)

Increase in cash and cash equivalents	9,984	4,335
Cash and cash equivalents at beginning of year	13,237	10,633
Cash and cash equivalents at end of period	$23,221	$14,968

Supplemental non-cash disclosure:
Issuance of loan notes in connection with business acquisition	$23,554	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

DOW JONES & COMPANY, INC.

(unaudited)

(in thousands)	September 30 2007	December 31 2006
Assets
Current Assets:
Cash and cash equivalents	$23,221	$13,237
Accounts receivable – trade, net	227,337	224,642
Accounts receivable – other	22,429	18,313
Newsprint inventory	6,022	5,081
Prepaid expenses	26,052	26,621
Deferred income taxes	27,789	25,754
Total current assets	332,850	313,648

Investments in associated companies, at equity	16,342	19,302
Other investments	4,521	5,151

Plant, property and equipment, at cost	1,764,488	1,726,467
Less, accumulated depreciation	1,137,027	1,087,695
Plant, property and equipment, net	627,461	638,772

Goodwill	798,915	754,310
Other intangible assets, net	201,514	196,901
Deferred income taxes	22,020	16,203
Other assets	9,438	11,275
Total assets	$2,013,061	$1,955,562

Liabilities
Current Liabilities:
Accounts payable – trade	$92,851	$75,598
Accrued wages, salaries and commissions	103,424	140,922
Retirement plan contributions payable	21,851	26,679
Other payables	84,810	87,735
Dividend payable	21,518	-
Income taxes	22,992	44,572
Unearned revenue	248,767	230,484
Short-term debt	375,152	222,124
Total current liabilities	971,365	828,114

Long-term debt	-	224,962
Deferred compensation, principally postretirement benefit obligation	380,114	357,077
Other noncurrent liabilities	56,578	46,436
Total liabilities	1,408,057	1,456,589

Commitments and contingent liabilities (Note 9)

Stockholders’ Equity
Common stock	102,181	102,181
Additional paid-in capital	142,532	141,628
Retained earnings	1,090,970	1,120,165
Accumulated other comprehensive loss, net of taxes:	(15,097)	(15,721)
Less, treasury stock, at cost	715,582	849,280
Total stockholders’ equity	605,004	498,973
Total liabilities and stockholders’ equity	$2,013,061	$1,955,562

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOW JONES & COMPANY, INC.

NOTE 1: BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of our consolidated financial position as of September 30, 2007, and our consolidated results of operations for the three and nine month periods ended September 30, 2007 and 2006 and consolidated cash flows for the nine month periods then ended. All adjustments reflected in the accompanying financial statements are of a normal recurring nature. Reclassifications of certain amounts for prior years have been recorded to conform to the current year presentation.

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

As of and for the three and nine months ended September 30, 2007, our significant accounting policies and estimates, which are detailed in our annual report on Form 10-K for the year ended December 31, 2006, have not changed except for the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48). See Note 10 for additional information regarding our adoption of FIN 48.

NOTE 2: MERGER WITH NEWS CORPORATION

On July 31, 2007, we signed a definitive merger agreement under which News Corporation will acquire Dow Jones in a transaction valued at approximately $5.6 billion. Under the terms of the agreement, which was approved by both companies’ boards of directors, Dow Jones stockholders will be entitled to receive $60 in cash for each share of common stock and Class B common stock that they own. Certain members of the Bancroft family and the trustees of trusts for their benefit who collectively own approximately 37% of Dow Jones’ voting stock have agreed to vote to approve the transaction. The merger agreement provides that up to 250 holders of record and not more than 10% of the shares of Dow Jones may elect to have their shares of Dow Jones equity converted into a number of Class B units of Newco LLC, a newly formed subsidiary of News Corporation (each unit of which will be exchangeable for News Corporation equity in accordance with the terms and conditions of the Newco LLC operating agreement). The merger agreement contains customary representations, warranties and covenants made by Dow Jones. The merger, which is expected to close in the fourth calendar quarter, is subject to, among other things, approval by Dow Jones stockholders, regulatory approvals and other customary closing conditions.

NOTE 3: ACQUISITIONS

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

Under the purchase method of accounting, the total purchase price is allocated to eFN’s net tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition. Based upon the purchase price and the valuation performed, the preliminary purchase price allocation, which is subject to change based on our final analysis, is as follows (in thousands):

Tangible assets:
Cash	$12,316
Other current assets	5,137
Property, plant and equipment	430
Total tangible assets	17,883

Intangible assets:
Customer relationships	5,157
Developed technology	397
Trade name	11,100
Goodwill	44,706
Total intangible assets	61,360

Liabilities assumed:
Current liabilities	(11,277)
Deferred taxes	(4,957)
Total liabilities assumed	(16,234)

Net assets acquired	$63,009

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

Under the purchase method of accounting, the total purchase price is allocated to Factiva’s net tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition. The final purchase price allocation was as follows (in thousands):

Tangible assets:
Cash	$27,868
Other current assets	39,432
Property, plant and equipment	18,697
Other assets – long term	132
Total tangible assets	86,129

Less: carrying value of Factiva equity investment	(14,053)

Intangible assets:
Customer relationships	32,500
Distribution contracts	2,500
Developed technology	2,450
Trade name	39,000
Goodwill	147,459
Total intangible assets	223,909

Liabilities assumed:
Current liabilities	(76,428)
Deferred taxes	(22,056)
Other liabilities – long term	(21,324)
Total liabilities assumed	(119,808)

Net assets acquired	$176,177

We allocated $37.5 million to amortizable intangible assets consisting of customer relationship intangible assets, distribution contract intangible assets and developed technology with weighted-average useful lives of fifteen, eight and four years, respectively. The pattern of economic benefits to be derived from certain intangible assets is estimated to be greater in the initial period of ownership; accordingly, we will record amortization expense on an accelerated basis over the estimated useful lives of the intangible assets. We also allocated $39 million to the Factiva trade name, which will not be amortized as it has an indefinite remaining useful life based primarily on its market position and our plans for continued indefinite use. Further, $147.5 million was allocated to goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized but a portion of it will be deductible for tax purposes. Liabilities assumed included approximately $28 million of continuing contractual payments with no future economic benefit as well as approximately $3.9 million of restructuring costs related to the severance of approximately 25 Factiva employees.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill balances by reportable segment were as follows:

(in thousands)	September 30 2007	December 31 2006
Consumer media	$361,401	$317,786
Enterprise media	356,375	355,385
Local media	81,139	81,139
Total goodwill (1)	$798,915	$754,310

Other intangible assets were as follows:

	September 30, 2007			December 31, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Subscription accounts	$64,655	$19,851	$44,804	$61,482	$14,718	$46,764
Advertising accounts	21,493	10,903	10,590	19,907	8,423	11,484
Developed technology	16,057	10,320	5,737	15,660	7,077	8,583
Other	6,827	3,342	3,485	6,429	2,157	4,272

Total	109,032	44,416	64,616	103,478	32,375	71,103
Unamortizable intangibles	136,898	-	136,898	125,798	-	125,798
Total other intangibles (1)	$245,930	$44,416	$201,514	$229,276	$32,375	$196,901

Amortization expense, based on intangibles subject to amortization held at September 30, 2007, is expected to be as follows:

(in millions)

	2007		2008	2009	2010	2011	2012
Amortization expense	$4.1	(2)	$12.7	$8.3	$7.7	$6.3	$4.4

(1)	The increase in goodwill and other intangible assets primarily resulted from the acquisition of eFN.
(2)	Represents amortization expense expected for the last three months of 2007.

NOTE 5: DISCONTINUED OPERATIONS

On December 5, 2006, we completed the sale of the non-real estate assets of six local media newspapers and recorded a pre-tax gain of $219.5 million ($132.1 million, net of taxes). In accordance with the sale agreement, we received $281.5 million of the purchase price in cash at closing; $1.7 million during the first quarter of 2007 related to the transfer of real property; and, will receive an additional $4.7 million of the purchase price upon transfer of the remaining real property, subject to satisfaction of environmental conditions, in later periods. The six papers sold were: the News-Times of Danbury, CT; The Daily Star of Oneonta, NY; the Press-Republican of Plattsburgh, NY; the Santa Cruz Sentinel (Santa Cruz, CA); The Daily Item of Sunbury, PA; and the Traverse City Record-Eagle (Traverse City, MI).

The results of the sold newspapers are presented as discontinued operations pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Further, the results of those newspapers were excluded from our segment results for all periods presented. Results of operations for the six local media newspapers included within discontinued operations for the three and nine months ended September 30, 2006 were as follows:

(in thousands)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenues	$ 24,318	$ 71,628
Operating income	$ 5,738	$ 16,338
Income before income taxes	$ 5,736	$ 16,337
Income taxes (*)	$ (87,004)	$ (82,640)
Net income (*)	$ 92,740	$ 98,977

Depreciation and amortization	$ 663	$ 1,947

(*)	Includes the reversal of a deferred tax valuation allowance related to the anticipated utilization of capital loss carryforwards that were previously fully reserved.

NOTE 6: RESTRUCTURING AND OTHER ITEMS

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

The following table displays the activity and balances of the restructuring reserve accounts through September 30, 2007:

(in thousands)	December 31, 2006 Reserve	2007 Expense	Cash Payments	September 30, 2007 Reserve(*)
Employee severance – 2007	$-	$9,536	$(3,832)	$5,704
Employee severance – 2006	26,975	-	(21,901)	5,074
Employee severance – prior to 2006	3,197	-	(523)	2,674
Total	$30,172	$9,536	$(26,256)	$13,452

(*)	The workforce reductions related to our restructuring actions are expected to be paid during 2007 ($6.3 million), 2008 ($5.1 million) and thereafter ($2.1 million).

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

The workforce reductions related to the second quarter 2007 restructuring action is expected to be substantially completed during the fourth quarter of 2007. The other restructuring actions are substantially complete.

NOTE 7: DEBT

The following table summarizes our debt outstanding for the periods presented:

(in thousands)	September 30 2007	December 31 2006
Commercial paper, at rates of 5.30% to 6.10%	$126,611	$222,124
3.875% Senior Notes due February 15, 2008	224,987	224,962
6.11% Notes due May 15, 2017	23,554	-
Total debt outstanding	$375,152	$447,086

Debt outstanding at September 30, 2007 was $375.2 million which consisted of bonds totaling $225 million due February 15, 2008; commercial paper of $126.6 million with various maturities of less than a year; and, loan notes of $23.6 million issued in connection with the acquisition of eFN. These notes are presented as a current liability since they are subject to certain early redemption provisions. It is currently our intent to manage our commercial paper borrowings as short-term obligations.

As of September 30, 2007, we had available credit agreements totaling $485 million: $300 million through June 21, 2009 and $185 million through June 23, 2011 under our multiyear revolving credit agreements with several banks. The revolving credit agreements contain restrictive covenants, including a limitation on the ratio of consolidated indebtedness to consolidated cash flow of 3.5x. At September 30, 2007, we were in compliance with respect to all restrictive covenants then in effect, with the leverage ratio equaling approximately 1.3x.

Borrowings under the revolving credit agreements may be made either in Eurodollars with interest that approximates the applicable Eurodollar rate or in U.S. dollars with interest that approximates the bank’s prime rate, our certificate of deposit rate or the federal funds rate. A quarterly fee is payable on the commitments which we may terminate or reduce at any time. The quarterly fee, which is dependent on our debt rating issued by S&P and Moody’s, was .08% at September 30, 2007. As of September 30, 2007 and December 31, 2006, no amounts were borrowed under the revolving credit lines.

NOTE 8: PENSION AND OTHER POSTRETIREMENT PLANS

The components of net periodic benefit costs recognized in other comprehensive income were as follows:

	Three Months Ended September 30
(in thousands)	Pension Benefits		Other Postretirement Benefits
Net Periodic Benefit Cost	2007	2006	2007	2006
Service cost	$1,133	$1,684	$1,895	$2,161
Interest cost	3,363	2,877	3,472	3,540
Expected return on plan assets	(4,094)	(3,054)	-	-
Amortization of prior service cost	14	184	(1,480)	(816)
Recognized actuarial loss	53	926	601	745
Total periodic benefit cost	$469	$2,617	$4,488	$5,630

	Nine Months Ended September 30
(in thousands)	Pension Benefits		Other Postretirement Benefits
Net Periodic Benefit Cost	2007	2006	2007	2006
Service cost	$3,749	$4,972	$5,950	$6,421
Interest cost	9,389	8,467	10,261	10,540
Expected return on plan assets	(10,648)	(9,162)	-	-
Amortization of prior service cost	386	555	(4,440)	(2,510)
Recognized actuarial loss	1,631	2,713	1,781	2,248
Total periodic benefit cost	$4,507	$7,545	$13,552	$16,699

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

Our bylaws provide for indemnification of officers and directors prosecuted in a criminal action or sued in a civil action or proceeding to the full extent permitted by the Delaware General Corporation Law. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited; however, we maintain directors’ and officers’ liability and corporation reimbursement insurance for the benefit of our directors and officers. The policy provides coverage for certain amounts paid as indemnification pursuant to the provisions of Delaware law and our bylaws. As a result of our insurance coverage, we believe that the estimated fair value of these indemnification provisions is minimal.

We enter into indemnification agreements in our ordinary course of business, typically with companies from which we are acquiring or to which we are selling businesses, partners in joint ventures, licensees and licensors, and service providers and contractors. Under these agreements we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, as a result of our activities or our breach of the agreement in question or in connection with any intellectual property infringement claim by any third party with respect to our products. These indemnification obligations generally survive termination of the underlying agreement, either for some set number of years or perpetually. In some cases, the maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited. We believe that the estimated fair value of these indemnity obligations is minimal and we have no liabilities recorded for these obligations as of September 30, 2007. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

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

Unrecognized tax benefits (all of which would impact the effective tax rate if recognized) were $19.2 million at January 1, 2007. Interest expense associated with unrecognized tax benefits, which is recorded on a net basis within income taxes, totaled $0.5 million and $1.4 million for the three and nine months ended September 30, 2007, respectively. The balance of interest accrued totaled $2.7 million as of January 1, 2007.

The remaining tax years subject to examination by the Internal Revenue Service, as of September 30, 2007, are 2003-2006. State income tax returns are generally subject to examination for a period of three to four years after filing. We have various state income tax returns in the process of examination. The statute of limitations for certain state tax returns is expected to expire within twelve months which could result in a decrease in the unrecognized tax benefit balance of $3 to $4 million.

NOTE 11: COMPREHENSIVE INCOME

Comprehensive income was computed as follows:

(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net income	$13,752	$105,365	$57,405	$195,644
Add: change in
Cumulative translation adjustment	246	634	523	273
Adjustment for realized gain on hedging included in net income	(392)	(269)	(226)	(557)
Unrealized gain (loss) on hedging	518	(125)	209	763
Unrealized loss on investments	(511)	(497)	(37)	(2,564)
Adjustment to pension and postretirement plans	47	-	155	-
Comprehensive income	$13,660	$105,108	$58,029	$193,559

NOTE 12: EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(in thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2007(2)	2006(3)	2007(2)	2006(3)
Income from continuing operations	$13,752	$12,625	$57,405	$96,667
Income from discontinued operations	-	92,740	-	98,977
Net income	$13,752	$105,365	$57,405	$195,644

Weighted-average shares outstanding – basic	85,956	83,288	84,742	83,187

Effect of dilutive securities:
Stock options	506	20	225	36
Other, principally restricted stock units and contingent stock rights	698	471	573	400
Weighted-average shares outstanding – diluted (1)	87,160	83,779	85,540	83,623

Earnings per basic share:
Continuing operations	$.16	$.15	$.68	$1.16
Discontinued operations	-	1.11	-	1.19
Earnings per basic share (4)	$.16	$1.27	$.68	$2.35

Earnings per diluted share:
Continuing operations	$.16	$.15	$.67	$1.16
Discontinued operations	-	1.11	-	1.18
Earnings per diluted share	$.16	$1.26	$.67	$2.34

(1)

The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the year.

(2)

For the three and nine months ended September 30, 2007, options to purchase 2.2 million shares at an average price of $61.24 and options to purchase 5.7 million shares at an average price of $54.38, respectively, have been excluded from the diluted earnings per share calculation because the options’ exercise prices were greater than the average market price during the quarter and nine months and to include such securities would be antidilutive.

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

We evaluate the performance of our segments exclusive of restructuring and other charges. See Note 6 for a further discussion of these items.

Our operations by reportable business segment, on a continuing basis, were as follows:

Financial Data by Business Segment

(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Revenues:
Consumer media	$253,340	$247,184	$824,538	$814,099
Enterprise media	180,602	100,382	531,994	295,428
Local media	61,123	64,856	179,120	188,985
Segment eliminations(1)	(1,788)	-	(5,515)	-
Consolidated revenues	$493,277	$412,422	$1,530,137	$1,298,512

Income (Loss) Before Income Taxes and Equity Earnings:
Consumer media	$(4,164)	$(17,959)	$29,097	$(819)
Enterprise media	43,069	27,033	118,917	76,879
Local media	12,223	14,119	28,963	35,436
Segment operating income	51,128	23,193	176,977	111,496

Corporate(2)	(22,330)	(9,580)	(62,246)	(27,601)
Restructuring and other items, net(3)	-	-	(10,113)	(27,672)
Consolidated operating income	$28,798	$13,613	$104,618	$56,223

Investment income	416	590	1,055	873
Interest expense	(4,786)	(8,457)	(16,507)	(22,901)
Contract guarantee	-	-	-	62,649
Other, net	(16)	(277)	(327)	(1,238)
Income from continuing operations before income taxes and equity earnings	$24,412	$5,469	$88,839	$95,606

Depreciation and Amortization Expense:
Consumer media	$15,760	$16,162	$46,089	$48,948
Enterprise media	8,182	5,102	23,815	15,927
Local media	3,192	2,783	8,815	8,178
Corporate	28	32	84	95
Consolidated depreciation and amortization expense	$27,162	$24,079	$78,803	$73,148

(1)	Represents the elimination of post-acquisition content fees earned by Consumer Media from sales to Factiva.
(2)

The increase in corporate expense in 2007 relative to 2006 primarily reflects significantly higher stock-based compensation costs related to the rise in our stock price following the announcement that News Corporation had submitted a proposal to acquire Dow Jones at $60 per share (see also Note 2). A portion of our stock-based compensation is payable in cash based on the underlying value of our common stock and, accordingly, increased in value during the second and third quarters. Also included in corporate expenses in 2007 are direct third-party transaction costs related to this merger.

(3)

Restructuring and other items are not included in segment expenses, as management evaluates segment results exclusive of these items. For information purposes, the restructuring and other items allocable to each segment for the nine months ended September 30, 2007 and 2006 were as follows:

(in thousands)	Nine Months Ended September 30
	2007	2006
Consumer media	$7,356	$19,313
Enterprise media	2,030	5,072
Local media	634	(1,358)
Corporate	93	4,645
Total	$10,113	$27,672

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

For the first nine months of 2007, approximately 54% of our revenues were derived from the consumer media segment, which includes The Wall Street Journal franchise (including domestic and international print, digital, television and radio) and the relatively smaller Barron’s (including print, digital and conferences) and MarketWatch franchises (including digital, newsletters, television and radio). Consumer media’s financial results are largely dependent on the operating performance of The Wall Street Journal, which, to a significant extent, is dependent upon business-to-business (B2B) advertising placed in our publications, particularly from the financial and technology sectors. The enterprise media segment, which includes newswires, indexes, licensing, research products and services and other electronic operations, comprised approximately 34% of our revenues, while the remaining approximately 12% of total revenues were contributed from the general-interest local media segment.

Revenues in the first nine months of 2007 were up 18%, which was primarily driven by the acquisition of Factiva. The combined profit from our business segments rose 59% year to date despite continued industry-wide softness in print advertising. Print revenues as a percent of total revenues was down to 57% in the first nine months of 2007 compared with 68% a year before. These results are the latest evidence of the success of our ongoing transformation plan, the aim of which is to transform Dow Jones from a company heavily dependent on print revenue to a more diversified content-driven consumer and enterprise media company meeting the needs of its customers across all consumer and enterprise media channels; to attract more customers and to encourage them to use us across all media channels; to diversify our reliance on unpredictable print revenue with investments in digital and B2B media and to smartly manage costs.

We have undertaken a number of innovations to reshape our portfolio and to increase our profits. Our latest example of a successful innovation includes the launch on January 2, 2007 of a redesigned U.S. print Journal with innovative design and content enhancements for the digital age that were made better to serve existing readers and attract new ones. This redesign began in 2005 and involved the retrofitting of the Journal’s 19 presses at 17 print sites to print to a more industry-standard 48-inch web width from its prior 60-inch web width. These improvements included changes to the Journal’s organization, navigation and content—as well as stronger links to WSJ.com—designed to make accessing Journal content faster and more convenient for readers. We also expect the new web width will result in operating expense savings of about $20 million per year, mainly from reduced newsprint consumption.

We also have been making investments in digital and B2B media. In December 2006, we completed the acquisition of the remaining 50% interest in Factiva that we did not already own. The Factiva acquisition will increase the revenues of our enterprise media segment by approximately 75%, as well as expand our global reach. The increased scale together with Factiva’s product offerings, innovative search and delivery technology and complementary customer base will strengthen enterprise media’s product offerings and help propel its growth. In 2007, we began integrating Factiva within our enterprise media segment and it is already contributing to earnings (eleven cents per share accretive in the first nine months).

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

In March 2007, we formed DJ/IAC Online Ventures, LLC which we jointly own with IAC. This joint venture will create a new personal finance Internet business targeting the broad Web-savvy consumer audience by launching a community-driven Web site that combines the brands, marketing platforms and personal finance content of The Wall Street Journal, MarketWatch and other Dow Jones products with the marketing, entrepreneurialism and technology expertise of IAC’s businesses, including Ask.com and LendingTree. We expect this venture to be modestly dilutive to our earnings this year.

On the cost control side, we continued to identify ways to streamline our operations and eliminate costs. We announced a restructuring initiative in the second quarter primarily reflecting the reorganization of certain areas of our consumer media business but also included the reorganization of other business units; approximately 100 full-time positions are expected to be eliminated from this restructuring. In total, we expect annual savings of $55 million will result from our restructuring actions and other initiatives identified this year to reduce costs and improve profits, including initiatives to further reduce circulation marketing and delivery costs. While the bulk of these cost savings are not expected to take hold until 2008, we do expect to realize about $16 million of these savings in 2007. We expect these savings in 2007 should cushion the impact of continued softness in the print advertising environment.

Also, we believe our differentiated and indispensable content is our greatest competitive advantage. We are very proud that The Wall Street Journal won two Pulitzer Prizes, journalism’s highest honor, including the Pulitzer Gold Medal for Public Service for articles exposing stock-options backdating. These are the Journal’s 32nd and 33rd Pulitzers.

Results of Operations

Consolidated Results of Operations - Three Months Ended September 30, 2007 and 2006:

(in thousands, except per share amounts)			Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
Advertising	$202,994	$207,819	$(4,825)	(2.3)%
Information services	174,563	95,717	78,846	82.4
Circulation and other	115,720	108,886	6,834	6.3
Total revenues	493,277	412,422	80,855	19.6

Operating expenses	464,479	398,809	65,670	16.5
Operating income	28,798	13,613	15,185	-

Non-operating loss	(4,386)	(8,144)	3,758	46.1
Income taxes	11,599	(5,050)	16,649	-
Equity in earnings of associated companies, net of tax	939	2,106	(1,167)	(55.4)
Income from continuing operations	13,752	12,625	1,127	8.9
Income from discontinued operations, net of tax	-	92,740	(92,740)	-
Net income	$13,752	$105,365	$(91,613)	(86.9)

Earnings per diluted share:
Continuing operations	$.16	$.15	$.01	6.7
Discontinued operations	-	1.11	(1.11)	-
Earnings per diluted share (*)	$.16	$1.26	$(1.10)	(87.3)

(*)	The sum of individual amounts may not equal total due to rounding.

Net Income

Net income in the third quarter of 2007 was $13.8 million, or $.16 per diluted share, compared with third quarter 2006 net income of $105.4 million, or $1.26 per share (all “per share” amounts included herein are based on reported net income and diluted weighted-average shares outstanding). Earnings per share in third quarter of 2007 included higher stock-based compensation costs and direct transaction costs related to the pending merger with News Corporation. Earnings per share in the third quarter of 2006 included certain special tax benefits that netted to an increase in earnings of $1.16 per share. These items are detailed further beginning on page 29.

Revenues

Third quarter 2007 revenues increased $80.9 million, or 19.6%, to $493.3 million, primarily reflecting our acquisition of Factiva, as well as strong organic growth at our digital and indexes businesses, coupled with continued gains in circulation revenue. On a basis adjusted for the impact of acquisitions, total revenue was up 1.8%. Advertising revenue decreased $4.8 million, or 2.3%, as a result of volume declines at our U.S. print Journal and local media segment, somewhat offset by strong growth from our international and digital publications. Information services revenue grew $78.8 million, or 82%, reflecting incremental revenue from Factiva as well as continued strong organic growth from our index products. Circulation and other revenue increased $6.8 million, or 6.3%, on higher circulation revenue across our digital and print publications.

Operating Expenses

Operating expenses in the third quarter of 2007 increased $65.7 million, or 16.5%, to $464.5 million. On a basis adjusted for the impact of acquisitions, total expenses decreased 0.9%, due primarily to savings from reduced newsprint and delivery expenses and other cost containment initiatives. Newsprint costs were down by nearly a third, reflecting lower newsprint consumption, primarily due to the reduced web width from the U.S. print Journal redesign, and 12% lower newsprint prices. Depreciation and amortization expenses were up 12.8%, to $27.2 million, primarily reflecting higher amortization expenses as a result of the acquisitions of Factiva and eFN. The number of full-time employees at September 30, 2007 was approximately 7,100 as compared to 7,300 last September (6,700 excluding discontinued operations). Excluding acquisitions and divestitures, headcount was down 4% compared to last year as a result of our restructuring initiatives.

Operating Income

Operating income in the third quarter of 2007 more than doubled to $28.8 million (5.8% of revenues), from third quarter 2006 operating income of $13.6 million (3.3% of revenues) as higher profits from our enterprise media segment, coupled with a narrowed loss at consumer media, more than offset the higher costs related to the pending merger with News Corporation and reduced profits at our local media segment.

Non-operating Income (Loss)

(in thousands)	Three months ended September 30		Increase/ (Decrease)
	2007	2006
Investment income	$416	$590	$(174)
Interest expense (*)	(4,786)	(8,457)	3,671
Other, net	(16)	(277)	261
Total	$(4,386)	$(8,144)	$3,758

(*)	Debt outstanding as of September 30, 2007 and 2006 was $375.2 million and $668.9 million, respectively.

Equity in Earnings of Associated Companies, Net of Tax

(in thousands)	Three months ended September 30		Increase/ (Decrease)
	2007	2006
Equity in earnings of associated companies, net of tax (*)	$939	$2,106	$(1,167)

(*)

Our share of equity in earnings of associated companies decreased primarily due to the consolidation of earnings from Factiva. Prior to December 15, 2006, our 50% share of earnings from Factiva was recorded as part of equity in earnings of associated companies. Subsequent to December 15, 2006 (the acquisition date), Factiva’s revenues, expenses and profits are included as part of consolidated revenues, expenses and profits.

Discontinued Operations

Results of operations for the six local media newspapers included within discontinued operations for the three months ended September 30, 2006 were as follows:

(in thousands)
2006
Revenues	$24,318
Operating income	$5,738
Income before income taxes	$5,736
Income taxes (*)	$(87,004)
Net income (*)	$92,740

Depreciation and amortization	$663

(*)	Includes the reversal of a deferred tax valuation allowance related to the anticipated utilization of capital loss carryforwards that were previously fully reserved.

Consolidated Results of Operations - Nine Months Ended September 30, 2007 and 2006:

(in thousands, except per share amounts)			Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
Advertising	$681,624	$691,054	$(9,430)	(1.4)%
Information services	516,065	286,482	229,583	80.1
Circulation and other	332,448	320,976	11,472	3.6
Total revenues	1,530,137	1,298,512	231,625	17.8

Operating expenses	1,425,519	1,242,289	183,230	14.7
Operating income	104,618	56,223	48,395	86.1

Non-operating (loss) income	(15,779)	39,383	(55,162)	-
Income taxes	36,479	5,100	31,379	-
Equity in earnings of associated companies, net of tax	5,045	6,161	(1,116)	(18.1)
Income from continuing operations	57,405	96,667	(39,262)	(40.6)
Income from discontinued operations, net of tax	-	98,977	(98,977)	-
Net income	$57,405	$195,644	$(138,239)	(70.7)

Earnings per diluted share:
Continuing operations	$.67	$1.16	$(.49)	(42.2)
Discontinued operations	-	1.18	(1.18)	-
Earnings per diluted share	$.67	$2.34	$(1.67)	(71.4)

Net Income

Net income in the first nine months of 2007 was $57.4 million, or $.67 per diluted share, compared with net income of $195.6 million, or $2.34 per share, in the first nine months of 2006 (all “per share” amounts included herein are based on reported net income and diluted weighted-average shares outstanding). Earnings per share in 2007 included certain items affecting comparisons that netted to a decrease in earnings of $.28 per share, while earnings in 2006 included certain items affecting comparisons that netted to an increase in earnings of $1.71 per share. These items are detailed further beginning on page 29.

Revenues

Revenues for the first nine months of 2007 increased $231.6 million, or 17.8%, to $1.5 billion, which was primarily driven by our acquisition of Factiva and strong organic growth at other parts of our business, more than offsetting advertising declines at the U.S. print Journal and at our local media segment. Adjusting for the impact of the Factiva and eFN acquisitions, total revenues were up 1.8%. Advertising revenue decreased $9.4 million, or 1.4%, reflecting declines at our local media segment and U.S. print Journal, partially offset by continued strong growth from our digital and international publications. Information services revenue increased $229.6 million, or 80%, reflecting incremental revenue from Factiva and continued organic growth in indexes and newswires revenues. Circulation and other revenue was higher by $11.5 million, or 3.6%, on increased circulation revenue across our digital and print publications.

Operating Expenses

Operating expenses in the first nine months of 2007 increased $183.2 million, or 14.7%, to $1.4 billion. On a basis adjusted for the impact of acquisitions, total expenses were down 1.1%, as incremental costs related to the pending merger with News Corporation were more than offset by lower newsprint, delivery and restructuring costs, as well as other savings from cost containment initiatives. Newsprint costs decreased 26%, reflecting a 19.9% decline in newsprint consumption as a result of the reduced web width from the U.S. print Journal redesign and 7.8% lower newsprint prices. Depreciation and amortization expenses were up 7.7%, to $78.8 million, primarily reflecting the acquisition of Factiva.

Operating Income

Operating income in the first nine months of 2007 was $104.6 million (6.8% of revenues), up $48.4 million, or 86%, from the 2006 operating income of $56.2 million (4.3% of revenues), as higher profits from our consumer and enterprise media segments as well as lower restructuring costs more than offset lower profits at our local media segment and higher costs related to the pending merger with News Corporation.

Non-operating (Loss) Income

(in thousands)	Nine months ended September 30		Increase/ (Decrease)
	2007	2006
Investment income	$1,055	$873	$182
Interest expense	(16,507)	(22,901)	6,394
Cantor Guarantee, net	-	62,649	(62,649)
Other, net	(327)	(1,238)	911
Total	$(15,779)	$39,383	$(55,162)

Equity in Earnings of Associated Companies, Net of Tax

(in thousands)	Nine months ended September 30		Increase/ (Decrease)
	2007	2006
Equity in earnings of associated companies, net of tax (*)	$5,045	$6,161	$(1,116)

(*)

Our share of equity in earnings of associated companies decreased primarily due to the lack of earnings from Factiva and Economia, which were equity investments in 2006 but not in 2007. The loss of these equity earnings exceeded the improved results at STOXX, Ltd.; Vedomosti and SmartMoney.

Discontinued Operations

Results of operations for the six local media newspapers included within discontinued operations for the nine months ended September 30, 2006 were as follows:

(in thousands)
2006
Revenues	$71,628
Operating income	$16,338
Income before income taxes	$16,337
Income taxes (*)	$(82,640)
Net income (*)	$98,977

Depreciation and amortization	$1,947

(*)	Includes the reversal of a deferred tax valuation allowance related to the anticipated utilization of capital loss carryforwards that were previously fully reserved.

Segment Data

Financial Data by Business Segment

(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Revenues:
Consumer media	$253,340	$247,184	$824,538	$814,099
Enterprise media	180,602	100,382	531,994	295,428
Local media	61,123	64,856	179,120	188,985
Segment eliminations(1)	(1,788)	-	(5,515)	-
Consolidated revenues	$493,277	$412,422	$1,530,137	$1,298,512

Operating income:
Consumer media	$(4,164)	$(17,959)	$29,097	$(819)
Enterprise media	43,069	27,033	118,917	76,879
Local media	12,223	14,119	28,963	35,436
Segment operating income	51,128	23,193	176,977	111,496

Corporate(2)	(22,330)	(9,580)	(62,246)	(27,601)
Restructuring and other items, net	-	-	(10,113)	(27,672)
Consolidated operating income	$28,798	$13,613	$104,618	$56,223

(1)	Represents the elimination of post-acquisition content fees earned by Consumer Media from sales to Factiva.
(2)

The increase in corporate expense in 2007 relative to 2006 primarily reflects significantly higher stock-based compensation costs related to the rise in our stock price following the announcement that News Corporation had submitted a proposal to acquire Dow Jones at $60 per share (see also Note 2). A portion of our stock-based compensation is payable in cash based on the underlying value of our common stock and, accordingly, increased in value during the second and third quarters. Also included in corporate expenses in 2007 are direct third-party transaction costs related to this merger. See additional discussion of these items on page 29.

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

Consumer Media - Three Months Ended September 30, 2007 and 2006:

(in thousands)			Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
U.S. media:
Advertising	$145,104	$147,217	$(2,113)	(1.4)%
Circulation and other	84,435	81,973	2,462	3.0
Total U.S. media	229,539	229,190	349	0.2

International media:
Advertising	12,022	10,682	1,340	12.5
Circulation and other	11,779	7,312	4,467	61.1
Total international media	23,801	17,994	5,807	32.3

Total consumer media:
Advertising	157,126	157,899	(773)	(0.5)
Circulation and other	96,214	89,285	6,929	7.8
Total revenue	253,340	247,184	6,156	2.5

Operating expenses	257,504	265,143	(7,639)	(2.9)
Operating (loss)	$(4,164)	$(17,959)	$13,795	76.8

Operating margin	(1.6)%	(7.3)%

Revenues

Consumer media revenues for the third quarter increased by $6.2 million, or 2.5%, as continued strong increases in circulation revenue worldwide more than offset the U.S. advertising revenue decline. Excluding the impact of the eFN acquisition, consumer media revenues were up modestly.

U.S. Media:

Advertising Revenue

U.S. advertising revenue decreased $2.1 million, or 1.4%, on lower advertising revenue at the U.S. Journal (down 2.9%), partially offset by continued gains in online advertising revenue (up 7.8%). Advertising volume at the U.S. Journal was down 13.6%, but the impact of this decline in volume was tempered by higher advertising yield primarily driven by premium color positions. Color premium revenue in the print Journal increased 4.3% despite a 13.1% drop in color volume.

Advertising Volume Statistics:

	Three Months Ended September 30
	2007		2006
	% of Total	Increase/ (Decrease)	% of Total	Increase/ (Decrease)
General(1)	39	1.8%	33	(2.0)%
Technology(2)	8	(59.7)%	18	(0.9)%
Financial(3)	20	(7.7)%	18	9.5%
Classified(4)	33	(7.0)%	31	1.1%
Total U.S. Journal	100	(13.6)%	100	1.1%

Barron’s		(7.6)%		15.1%

(1)	General advertising volume in 2007 increased primarily due to higher general B2B, healthcare, travel and luxury advertising, partially offset by declines in other consumer and auto advertising.
(2)	Technology advertising volume was sharply lower in 2007 on declines in all of its categories, except for PC advertising.
(3)	Financial advertising volume decreased in 2007 on lower insurance, tombstone and mutual fund advertising.
(4)	Classified and other advertising is our lowest yielding advertising category.

Circulation and other revenue

Circulation and other revenue for U.S. media increased $2.5 million, or 3%, fueled by continued strong growth at both the print and digital editions of the Journal and Barron’s. The WSJ.com Web site continues to be the largest paid subscription news site on the Internet.

Key metrics were as follows:

(in thousands)	Three Months Ended September 30		Increase/ (Decrease)
	2007	2006
The Wall Street Journal average circulation	1,647	1,728	(4.7)%
Barron’s average circulation	313	299	4.7

WSJ.com paid subscriptions(1)	989	788	25.5
Barrons.com paid subscriptions	113	70	61.4

WSJ.com average monthly unique visitors(2)	10,022	7,618	31.6
WSJ.com average monthly page views	122,387	106,104	15.3

MarketWatch.com average monthly unique visitors(2)	7,413	6,343	16.9
MarketWatch.com average monthly page views	247,985	176,637	40.4

The Wall Street Journal Digital Network average monthly unique visitors(2), (3)	16,928	14,147	19.7
The Wall Street Journal Digital Network average monthly page views	382,931	286,322	33.7

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

International Media:

International media revenues for the third quarter of 2007 increased $5.8 million, or 32%, to $23.8 million, reflecting incremental revenues from eFN, which was acquired on May 15, 2007, coupled with continued gains at The Wall Street Journal Asia. Excluding the impact of eFN, international revenues were up 2.5%. Advertising revenue was up $1.3 million, or 12.5%, primarily from the incremental revenue of eFN. Circulation and other revenues increased $4.5 million, or 61%, also driven by the incremental revenue from eFN, as well as increased circulation revenue in Asia and Europe.

Operating Expenses

Consumer media’s third quarter 2007 operating expenses decreased $7.6 million, or 2.9%, largely due to declines in newsprint and print delivery expenses, partially offset by higher costs from eFN. Excluding eFN, operating expenses were down 5.2%. Newsprint costs decreased 34%, as a result of a 25% decrease in newsprint consumption, driven by our redesigned Journal’s reduced web width, as well as a 12.4% decrease in prices. The number of full-time employees in the consumer media segment was down approximately 1% compared to September 2006. Excluding employees from eFN, the number of full-time employees was down 5%.

Operating Loss

Consumer media’s third quarter 2007 operating loss narrowed to $4.2 million, compared to a loss of $18 million in 2006, largely reflecting reduced cost base as a result of our cost control initiatives. Our third quarter is traditionally the lowest advertising volume quarter as a result of seasonality.

Consumer Media - Nine Months Ended September 30, 2007 and 2006:

(in thousands)			Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
U.S. media:
Advertising	$505,960	$512,859	$(6,899)	(1.3)%
Circulation and other	250,026	247,849	2,177	0.9
Total U.S. media	755,986	760,708	(4,722)	(0.6)

International media:
Advertising	38,968	31,866	7,102	22.3
Circulation and other	29,584	21,525	8,059	37.4
Total international media	68,552	53,391	15,161	28.4

Total consumer media:
Advertising	544,928	544,725	203	-
Circulation and other	279,610	269,374	10,236	3.8
Total revenue	824,538	814,099	10,439	1.3

Operating expenses	795,441	814,918	(19,477)	(2.4)
Operating income (loss)	$29,097	$(819)	$29,916	-

Operating margin	3.5%	(0.1)%

Revenues

Consumer media revenues for the first nine months of 2007 increased $10.4 million, or 1.3%, driven by revenue gains as a result of the acquisition of eFN, as well as gains in circulation revenue. Excluding the impact of the eFN acquisition, revenues were almost flat.

U.S. Media:

Advertising Revenue

U.S. advertising revenue in the first nine months of 2007 decreased $6.9 million, or 1.3%, on lower revenue at the U.S. Journal (down 3.9%), modestly offset by higher advertising revenue at The Wall Street Journal Digital Network (up 12.3%) and at Barron’s (up 13.1%). Higher advertising yield, reflecting premium color positions, partially offset the decline in advertising volume of 9.2%. Color premium revenue in the print Journal increased 9.4%, despite a 9.1% drop in color volume.

Advertising Volume Statistics:

	Nine Months Ended September 30
	2007		2006
	% of Total	Increase/ (Decrease)	% of Total	Increase/ (Decrease)
General(1)	39	(1.4)%	36	6.4%
Technology(2)	10	(40.8)%	15	2.3%
Financial(3)	20	(3.8)%	19	10.5%
Classified(4)	31	(5.3)%	30	15.9%
Total U.S. Journal	100	(9.2)%	100	9.1%

Barron’s		9.2%		1.4%

(1)

General advertising volume in 2007 decreased on sharply lower auto advertising, as well as declines in general B2B and pharmaceutical advertising, which was only partially offset by higher travel and luxury advertising.

(2)	Technology advertising volume was lower in 2007 on declines in all of its categories.
(3)	Financial advertising volume decreased in 2007 on lower insurance and mutual funds advertising, which was partially offset by increases in tombstone and investment advisory advertising.
(4)	Classified and other advertising is our lowest yielding advertising category.

Circulation and other revenue

Circulation and other revenue in the first nine months of 2007 for U.S. media increased $2.2 million, or 0.9%, as continued strong subscription growth at both the print and online editions of the Journal exceeded the declines in other revenues.

Key metrics were as follows:

(in thousands)	Nine Months Ended September 30		Increase/ (Decrease)
	2007	2006
The Wall Street Journal average circulation	1,684	1,727	(2.5)%
Barron’s average circulation	313	305	2.7

WSJ.com paid subscriptions(1)	989	788	25.5
Barrons.com paid subscriptions	113	70	61.4

WSJ.com average monthly unique visitors(2)	8,560	7,315	17.0
WSJ.com average monthly page views	113,883	107,713	5.7

MarketWatch.com average monthly unique visitors(2)	7,438	6,526	14.0
MarketWatch.com average monthly page views	241,476	196,189	23.1

Wall Street Journal Digital average monthly unique visitors(2), (3)	15,366	14,079	9.1
Wall Street Journal Digital average monthly page views	364,402	307,983	18.3

(1)	WSJ.com subscription figure now also includes subscribers who selected to pay for both the print and online products as part of a bundled offer and registered to use WSJ.com. The 2006 figure has been adjusted to conform to the 2007 presentation.
(2)	Average monthly unique visitors and page views are internal numbers.
(3)	The Wall Street Journal Digital Network, formerly known as Dow Jones Online, includes WSJ.com and the Journal’s vertical sites, MarketWatch.com and BigCharts.com, Barrons.com and AllThingsD.com.

International Media:

International media revenues increased $15.2 million, or 28%, to $68.6 million due to incremental revenue from the recently acquired eFN, along with strong organic growth, principally in Asia. Excluding the impact of eFN, total international revenues were up 11.5%. Advertising revenue increased $7.1 million, or 22%, reflecting eFN and higher advertising volume in Asia. International print circulation and other revenues were up $8.1 million, or 37%, primarily from incremental revenue from eFN.

Operating Expenses

Consumer media’s operating expenses in the first nine months of 2007 decreased $19.5 million, or 2.4%, mostly as a result of declines in newsprint, print delivery and depreciation and amortization expenses, partially offset by increased marketing and promotion costs related to the launch of the redesigned Journal earlier in 2007. Newsprint costs decreased 28%, reflecting a 21.9% decrease in newsprint consumption, driven by our redesigned Journal’s reduced web width, coupled with a 7.8% decrease in prices.

Operating Income (Loss)

Consumer media’s operating income for the first nine months of 2007 was $29.1 million (3.5% of revenues), compared to a loss of $0.8 million in 2006, largely reflecting the impact of cost savings initiatives.

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

On January 9, 2007, we announced a new organizational structure within the enterprise media segment in connection with the Factiva acquisition. The enterprise media segment now includes two business units: (i) Dow Jones Content Technology Solutions, the new name for the combined newswires, licensing and Factiva products; and, (ii) Dow Jones Indexes and other, which includes Dow Jones Financial Information Services (previously reported on a combined basis with newswires). Previously reported supplemental segment results of operations were restated to reflect this new organizational structure, and did not impact total consolidated results of operations.

Enterprise Media - Three Months Ended September 30, 2007 and 2006:

(in thousands)			Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
Dow Jones Content Technology Solutions (CTS):
North America	$90,044	$51,751	$38,293	74.0%
International	54,909	17,678	37,231	-
Total CTS revenues(1)	144,953	69,429	75,524	-

Dow Jones Indexes and other(2)	35,649	30,953	4,696	15.2
Total revenue	180,602	100,382	80,220	79.9

Operating expenses	137,533	73,349	64,184	87.5
Operating income	$43,069	$27,033	$16,036	59.3

Operating margin	23.8%	26.9%

(1)	Dow Jones Content Technology Solutions includes the complementary offerings of Dow Jones Newswires, Factiva and Dow Jones Licensing Services.
(2)	Includes Dow Jones Indexes, Dow Jones Financial Information Services (FIS) and the reprints / permissions businesses.

Revenues

Enterprise media revenues in the third quarter of 2007 increased $80.2 million, or 80%, to $180.6 million, driven by the acquisition of Factiva and continued organic revenue growth in index revenues, partially offset by lower revenues from licensing. On an adjusted basis, including Factiva revenues in the respective periods prior to our acquisition, enterprise media’s revenue was up approximately 6.1%.

Dow Jones CTS

Dow Jones CTS revenue in the third quarter of 2007 more than doubled, as it rose $75.5 million to $145 million, which reflected increased revenues in North America and internationally of $38.3 million and $37.2 million, respectively. On an adjusted basis, CTS revenue was up over 4% as growth in newswires and Factiva revenues aided in part by foreign currency exchange were partially offset by lower licensing revenue.

Dow Jones Indexes and other

Dow Jones Indexes and other revenues, which include the Dow Jones Indexes and reprints/permissions businesses, as well as Dow Jones Financial Information Services (FIS), increased $4.7 million, or 15.2%, to $35.6 million. The increases were driven by continued strong growth in indexes-related revenue, fueled by growth from assets under management and fees coupled with continued strength in commodity-related financial products. Also contributing to the increase were volume gains in FIS database subscriptions.

Operating Expenses

Enterprise media expenses in the third quarter of 2007 were up $64.2 million, or nearly 88%, to $137.5 million due to the acquisition of Factiva. On an adjusted basis, expenses decreased 1.4% compared to last year. The number of full-time employees in the enterprise media segment at September 30, 2007 was up approximately 38% from a year ago due to the acquisition of Factiva.

Operating Income

Enterprise media’s operating income in the third quarter of 2007 was $43.1 million (23.8% of revenues), an increase of $16 million, or 59%, over operating income a year ago of $27.0 million (26.9% of revenues).

Enterprise Media - Nine Months Ended September 30, 2007 and 2006:

(in thousands)			Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
Dow Jones Content Technology Solutions (CTS):
North America	$269,357	$158,792	$110,565	69.6%
International	161,302	50,977	110,325	-
Total CTS revenues(1)	430,659	209,769	220,890	-

Dow Jones Indexes and other(2)	101,335	85,659	15,676	18.3
Total revenue	531,994	295,428	236,566	80.1

Operating expenses	413,077	218,549	194,528	89.0
Operating income	$118,917	$76,879	$42,038	54.7

Operating margin	22.4%	26.0%

(1)	Dow Jones Content Technology Solutions includes the complementary offerings of Dow Jones Newswires, Factiva and Dow Jones Licensing Services.
(2)	Includes Dow Jones Indexes, Dow Jones Financial Information Services (FIS) and the reprints / permissions businesses.

Revenues

Enterprise media revenues increased in the first nine months of 2007 by $236.6 million, or over 80%, to $532 million, driven by the acquisition of Factiva along with gains in index and newswires revenues, partially offset by declines in licensing revenues. On an adjusted basis, including Factiva revenues in the respective periods prior to our acquisition, enterprise media’s revenue increased nearly 6%.

Dow Jones CTS

Dow Jones CTS revenue more than doubled to $430.7 million as North America and international revenues increased $110.6 million and $110.3 million, respectively. On an adjusted basis, CTS revenue was up approximately 3.4% which reflected growth in newswires and Factiva revenues aided in part by foreign currency exchange.

Dow Jones Indexes and other

Dow Jones Indexes and other revenues increased $15.7 million, or 18.3%, to $101.3 million. The increases were driven primarily by indexes-related revenue growth from continued increases in assets under management and fees as well as continued growth in commodity- and derivative-related financial products. FIS also achieved solid volume-driven gains in newsletters and database subscription revenues.

Operating Expenses

Enterprise media expenses in the first nine months of 2007 increased $194.5 million, or 89%, to $413.1 million due to the acquisition of Factiva. On an adjusted basis, expenses were down almost 1% from last year.

Operating Income

Enterprise media’s operating income in the first nine months of 2007 was $118.9 million (22.4% of revenues), an improvement of $42 million, or 55%, over operating income a year ago of $76.9 million (26.0% of revenues).

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

Local Media - Three Months Ended September 30, 2007 and 2006:

(in thousands)			Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
Advertising	$44,836	$49,146	$(4,310)	(8.8)%
Circulation and other	16,287	15,710	577	3.7
Total revenue	61,123	64,856	(3,733)	(5.8)

Operating expenses	48,900	50,737	(1,837)	(3.6)
Operating income	$12,223	$14,119	$(1,896)	(13.4)

Operating margin	20.0%	21.8%

Revenues

Local media revenue for the third quarter of 2007 decreased $3.7 million, or 5.8%, to $61.1 million on lower advertising revenue, which was only partially offset by increased circulation and other revenue. Advertising revenue was down 8.8%, as continued declines in advertising volume was only modestly tempered by increased online revenue and higher print ad rates.

Volume Statistics:

	2007	2006
Change in advertising volume (*)	(14.7)%	(7.7)%
Combined average daily circulation (in thousands)	275	283

(*)	The decline in advertising volume primarily reflected declines in all categories except for legal notices.

Operating Expenses

Local media expenses for the third quarter of 2007 decreased $1.8 million, or 3.6%, to $48.9 million, primarily as a result of lower newsprint, delivery and administrative costs, partially offset by higher expenses related to marketing. Newsprint expense decreased 22.2% as a result of decreases of 10.9% and 12.7% in consumption and prices, respectively. Depreciation and amortization expense increased 14.7% to $3.2 million. The number of full-time employees in the local media segment was down approximately 5% compared to a year ago.

Operating Income

Operating income for the third quarter of 2007 was $12.2 million (20% of revenues) compared with income last year of $14.1 million (21.8% of revenues).

Local Media - Nine Months Ended September 30, 2007 and 2006:

(in thousands)			Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
Advertising	$133,563	$144,016	$(10,453)	(7.3)%
Circulation and other	45,557	44,969	588	1.3
Total revenue	179,120	188,985	(9,865)	(5.2)

Operating expenses	150,157	153,549	(3,392)	(2.2)
Operating income	$28,963	$35,436	$(6,473)	(18.3)

Operating margin	16.2%	18.8%

Revenues

Local media revenue decreased $9.9 million, or 5.2%, to $179.1 million in the first nine months of 2007 on lower advertising revenue, which exceeded the modest circulation and other revenue increase. Advertising revenue was down 7.3%, as a 12.4% decline in advertising volume was only partially offset by continued growth in online revenue along with higher print ad rates.

Volume Statistics:

	2007	2006
Change in advertising volume (*)	(12.4)%	(6.7)%
Combined average daily circulation (in thousands)	275	280

(*)	The decline in advertising volume primarily reflected declines in all categories except for legal notices.

Operating Expenses

Local media expenses decreased during the first nine months of 2007 by $3.4 million, or 2.2%, to $150.2 million, primarily as a result of lower newsprint, delivery and administrative expenses, which were only moderately offset by higher marketing expenses. Newsprint expense decreased 16.6% as a result of decreases of 9.2% and 8.1% in consumption and prices, respectively. Depreciation and amortization expense increased 7.8% to $8.8 million.

Operating Income

Operating income in the first nine months of 2007 was $29 million (16.2% of revenues) compared with income last year of $35.4 million (18.8% of revenues).

Certain Items Affecting Comparisons

The following tables summarize certain items affecting comparisons for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30
(in millions, except per share amounts)	2007			2006
	Operating(1)	Net	EPS	Operating(1)	Net	EPS
Costs related to the merger with News Corporation (a)
• incremental stock-based compensation	$(2.8)	$(1.7)	$(.02)	$-	$-	$-
• direct transaction costs	(9.3)	(7.7)	(.09)	-	-	-
Certain income tax matters (b)	-	-	-	-	7.6	.09
Capital loss carryforward (c)	-	-	-	-	89.4	1.07
Total(2)	$(12.1)	$(9.4)	$(.11)	$-	$97.0	$1.16

	Nine Months Ended September 30
(in millions, except per share amounts)	2007			2006
	Operating(1)	Net	EPS	Operating(1)	Net	EPS
Costs related to the merger with News Corporation (a)
• incremental stock-based compensation	$(21.0)	$(12.7)	$(.15)	$-	$-	$-
• direct transaction costs	(9.3)	(7.7)	(.09)	-	-	-
Restructuring and other items, net (d)	(10.1)	(6.0)	(.07)	(27.7)	(16.6)	(.20)
Contract guarantee (e)	-	-	-	-	62.6	.75
Certain income tax matters (b)	-	2.1	.02	-	7.6	.09
Capital loss carryforward (c)	-	-	-	-	89.4	1.07
Total (2)	$(40.4)	$(24.3)	$(.28)	$(27.7)	$143.0	$1.71

(1)	Amounts exclude discontinued operations.
(2)	The sum of the individual amounts may not equal total due to rounding.

(a) Costs Related to the Merger with News Corporation:

Incremental stock-based compensation:

On May 1, 2007, News Corporation submitted a proposal to acquire Dow Jones at $60 per share (see also Note 2). Following that announcement, the trading price of our common stock rose significantly. A portion of our stock-based compensation is payable in cash based on the underlying value of our common stock and, accordingly, increased in value during the second and third quarters, which resulted in incremental costs for those plans during the three and nine months ended September 30, 2007 of $2.8 million and $21 million, respectively.

Direct transactions costs:

We have incurred direct third-party transaction costs related to this merger of approximately $9.3 million ($7.7 million after taxes) during the three and nine months ended September 30, 2007. A portion of these costs are not expected to be deductible for tax purposes.

(b) Certain income tax matters:

In the first quarter of 2007, we recorded a tax benefit of $2.1 million as a result of the expiration of statute of limitations related to certain previously reserved state tax matters while in the third quarter of 2006, we recorded a tax benefit of $7.2 million and related interest income of $0.4 million as a result of favorable resolution of certain state and federal tax matters.

(c) Capital loss carryforward:

Based on our entering a definitive agreement to sell the six local media newspapers and the expectation the transactions would close in 2006, we concluded that it was more likely than not that we would utilize a portion of our capital loss carryforwards, which were previously subject to a valuation allowance. Accordingly, during the third quarter of 2006, we reversed $89.4 million of the previously recorded valuation allowance to recognize the expected tax benefit. This tax benefit was included in net income from discontinued operations as the sales closed during 2006.

(d) Restructuring and other items, net:

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

Restructuring and other items are not included in segment expenses, as management evaluates segment results exclusive of these items. For information purposes, the restructuring and other items allocable to each segment and corporate for the nine months ended September 30, 2007 and 2006 were as follows:

(in thousands)	Nine Months Ended September 30
	2007	2006
Consumer media	$7,356	$19,313
Enterprise media	2,030	5,072
Local media	634	(1,358)
Corporate	93	4,645
Total	$10,113	$27,672

See Note 5 for additional information on restructuring.

(e) Contract guarantee:

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

Income Taxes

The following table presents the effective income tax rates for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Effective income tax rate	47.5%	(92.3)%	41.1%	5.3%
Effective income tax rate, adjusted for the items identified in table below	39.2%	41.1%	40.9%	37.6%

The effective income tax rates were affected by certain transactions, which are detailed below.

	Three Months Ended September 30
(dollars in millions)	2007			2006
	Income Taxes	Pretax Income	Effective Tax Rate(1)	Income Taxes	Pretax Income	Effective Tax Rate(1)
Reported	$11.6	$24.4	47.5%	$(5.1)	$5.5	(92.3)%
Adjusted to remove:
Direct transaction costs related to the pending merger with News Corporation(2)	(1.6)	(9.3)		-	-
Certain income tax matters	-	-		(7.2)	0.4
Adjusted	$13.2	$33.7	39.2%	$2.1	$5.0	41.1%

	Nine Months Ended September 30
(dollars in millions)	2007			2006
	Income Taxes	Pretax Income	Effective Tax Rate(1)	Income Taxes	Pretax Income	Effective Tax Rate(1)
Reported	$36.5	$88.8	41.1%	$5.1	$95.6	5.3%
Adjusted to remove:
Direct transaction costs related to the pending merger with News Corporation(2)	(1.6)	(9.3)		-	-
Contract guarantee	-	-		-	62.6
Certain income tax matters	(2.1)	-		(7.2)	0.4
Adjusted	$40.2	$98.2	40.9%	$12.2	$32.5	37.6%

(1)	Amounts may not equal calculated rate due to rounding.
(2)	Certain direct transaction costs are not expected to be deductible for tax purposes.

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

Our liquidity requirements may be funded, if necessary, through the issuance of commercial paper, bank loans, debt or equity securities. Debt outstanding at September 30, 2007 was $375.2 million compared with debt outstanding of $447.1 million at December 31, 2006. Debt at September 30, 2007 consisted of 3-year bonds totaling $225 million maturing on February 15, 2008, commercial paper of $126.6 million with various maturities of less than a year, and loan notes of $23.6 million issued for the eFN acquisition. It is currently our intent to manage our commercial paper borrowings as short-term obligations.

As of September 30, 2007, we had available credit agreements totaling $485 million: $300 million through June 21, 2009, and $185 million through June 23, 2011 under our multiyear revolving credit agreements with several banks. The revolving credit agreements contain restrictive covenants, including a limitation on the ratio of consolidated indebtedness to consolidated cash flow of 3.5x. At September 30, 2007, we were in compliance with respect to all restrictive covenants then in effect, with the leverage ratio equaling 1.3x.

Credit Ratings

Credit Ratings as of September 30, 2007
	Long Term	Short Term
Standard & Poor’s	BBB	A-2
Moody’s	Baa1	P-2
Fitch	BBB+	F2

On August 1, 2007, following our announcement that we signed a definitive merger agreement under which News Corporation will acquire Dow Jones (see also Note 2), Standard & Poor’s (S&P), a credit rating agency, revised our long-term credit rating outlook from “CreditWatch with developing implications,” to “positive” while also affirming our short-term rating and removing it from “CreditWatch.” Also, on August 1, 2007, Moody’s Investors Service (Moody’s), another credit rating agency, placed our long-term credit rating on “review for possible downgrade” and changed our credit rating outlook to “under review” from “developing” while Fitch, another credit rating agency, stated their expectation to lower the rating on our bonds maturing on February 15, 2008 to BBB with a “stable” outlook. We maintain the aforementioned lines of credit with commercial banks, as well as cash and cash equivalents held by U.S. and foreign-based subsidiaries, to serve as alternative sources of liquidity and to support our commercial paper program.

Cash Flow Summary

During the first nine months of 2007, we used the cash generated from operations and the proceeds from employee stock option exercises to fund the eFN acquisition, capital expenditures and pay dividends. In addition, the excess proceeds were used to reduce our debt levels by $71.9 million. Approximately 2.4 million common shares were issued during the first nine months of 2007 primarily as a result of employee stock option exercises resulting in net proceeds of approximately $124 million.

(in millions)	Nine Months Ended September 30
	2007	2006
Net cash provided by (used in) operating activities	$131.1	$(88.5)
Net cash used in investing activities	(84.4)	(47.2)
Net cash (used in) provided by financing activities	(35.5)	140.1
Effect of currency exchange rate changes on cash	(1.2)	(0.1)

Increase in cash and cash equivalents	10.0	4.3
Cash and cash equivalents at beginning of year	13.2	10.6
Cash and cash equivalents at end of period(*)	$23.2	$15.0

(*)	The sum of the individual amounts does not equal total due to rounding.

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

Cash flow from discontinued operations, which was included in the summary above, was as follows:

(in millions)	Nine Months Ended September 30
	2007	2006
Net cash provided by operating activities of discontinued operations	$-	$12.1
Net cash used in investing activities of discontinued operations	$(2.0)	$(1.6)

Operating Activities

Net cash provided by operating activities for the first nine months of 2007 was $131.1 million, an improvement of $219.6 million, from the $88.5 million net cash used in operations in the same period last year. Cash used in operating activities in 2006 included a $202 million settlement payment of a contract guarantee to Cantor/MDC, while cash provided by operating activities in 2007 reflected greater operating income.

Investing Activities

(in millions)	Nine Months Ended September 30
	2007	2006
Capital expenditures	$(54.0)	$(55.3)
Acquisition of eFN, net of cash received of $12 million	(29.3)	-
Divestitures	(2.0)	3.5
Advance from equity investee	-	4.8
Other	0.9	(0.2)
Net cash used in investing activities	$(84.4)	$(47.2)

Financing Activities

(in millions)	Nine Months Ended September 30
	2007	2006
Cash dividends	$(63.6)	$(62.4)
Net change in short-term borrowings	(95.5)	196.4
Proceeds from sales under stock compensation plans	123.6	6.1
Net cash (used in) provided by financing activities	$(35.5)	$140.1

Labor Negotiations

On October 15, 2007, members of the Independent Association of Publishers’ Employees (IAPE), which represents approximately one-quarter of the work force at Dow Jones, ratified a new three-year labor agreement to succeed the contract that expired on February 1, 2007. The new Agreement is effective through January 31, 2010 and provides for salary increases of 3% in 2007, 2008 and 2009 as well as modifications to employee benefits. Beginning in 2008, the covered employees will be subject to the same medical and retirement plans already in place for most non-union staff including increased cost sharing of the medical plans, modification of the retiree health care plans and lower retirement benefits for new employees.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements, such as those including the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “plan,” “outlook,” “guidance,” “forecast” and similar expressions, that involve risks and uncertainties that could cause actual results to differ materially from those anticipated including such risk factors as are included in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006, Item 1A of our Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 and Item 1A of this Form 10-Q; and such risks as may be included from time to time in our reports filed with the Securities and Exchange Commission and posted in the Investor Relations section of our web site (www.dowjones.com). We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

As of September 30, 2007 and December 31, 2006 we entered into foreign currency exchange forward contracts to exchange U.S. dollars for the following foreign currencies:

	2007		2006
(in millions)	Foreign Currency	U.S. Dollar	Foreign Currency	U.S. Dollar
British Pound	3.4	6.8	3.6	6.9
Euro	1.2	1.6	1.0	1.2

The fair value of the contracts, which generally expire within one year, was insignificant as of September 30, 2007 and December 31, 2006.

We also periodically enter into foreign currency exchange forward contracts to limit cash flow and earnings volatility that results from remeasuring certain foreign currency payables at prevailing exchange rates. The unrealized gains or losses of these forward contracts were recognized in Other, net in the income statement and were not outstanding as of September 30, 2007 or December 31, 2006.

Interest Rate Risk

Our commercial paper outstanding of $126.6 million at September 30, 2007 is also subject to market risk as the debt reaches maturity and is reissued at prevailing interest rates. At September 30, 2007, interest rates outstanding ranged from 5.3% to 6.1%, with a weighted-average of 5.73%. At September 30, 2007 we had $225 million of fixed-rate bonds outstanding, which mature in February 2008. A change in the market interest rate impacts the fair value of the instrument but has no impact on earnings or cash flows. Also, at September 30, 2007, we had $23.6 million of floating rate ten-year guaranteed notes outstanding. Interest on the notes is payable twice annually at 0.25% above six-month LIBOR. The notes are payable in May 2017, or upon demand by the note holders, whichever is earlier.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the acquisition of the 50% Factiva stake from Reuters (bringing our ownership to 100%), we will be incorporating internal controls over financial reporting related to Factiva into our Section 404 assessment for 2007.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In May 2007, two lawsuits were filed against the Company’s directors and members of the Bancroft family and unspecified “Bancroft Trusts” in the Supreme Court of the State of New York by shareholders seeking certification of a class of all shareholders alleging that the members of the board of directors and the Bancroft family breached their duties in connection with their consideration of the News Corporation offer. An amended complaint, filed on August 30, 2007, asserted claims for breach of fiduciary duty against the defendants relating to the merger agreement between Dow Jones and News Corporation, based on the allegation that defendants have placed their interest before those of Dow Jones’ stockholders and have prevented those stockholders from obtaining “appropriate consideration” for their Dow Jones shares. The amended complaint also included a claim for damages from the directors. The amount of damages sought was not specified, and there was no claim for damages directly from Dow Jones. A second amended complaint, filed on September 25, 2007, also alleged that the preliminary proxy statement filed with the SEC on September 7, 2007 “omits material information necessary to allow shareholders to make an informed decision concerning the Proposed Merger.” The directors have substantial defenses to the claims.

The plaintiffs and Dow Jones reached a settlement in principle of the litigation on October 16, 2007. In connection with the settlement, Dow Jones has agreed to include certain disclosures in the proxy statement/prospectus relating to the merger. Plaintiffs’ counsel intend to apply to the court for an award of attorneys’ fees and expenses of up to $895,000, which Dow Jones has agreed to pay on behalf of all the defendants within ten (10) business days of the settlement becoming effective. The settlement will be contingent upon, among other things, consummation of the proposed transaction and final court approval.

ITEM 1A.	RISK FACTORS.

We are exposed to certain risk factors that may affect operations. The significant factors known to us are described in Item 1A of our Form 10-K for the year ended December 31, 2006, Item 1A of our Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 except that the risk factors under the headings “Labor Relations” and “Merger Agreement with News Corporation” have been updated, which updates are set forth below:

Labor relations

Approximately 32% of our domestic full-time employees are unionized. As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively. Approximately 2000 of our employees are represented by the Independent Association of Publishers’ Employees (IAPE). Our results could be adversely affected if labor negotiations cause work interruptions or if we are unable to negotiate agreements on reasonable terms. In addition, our ability to make short-term adjustments to control fringe benefit costs is limited by the terms of our collective bargaining agreements in which benefits are fixed.

Merger Agreement with News Corporation

There are a number of risks and uncertainties relating to the proposed merger between the Company and News Corporation. The risks and uncertainties include the possibility that the transaction may be delayed or may not be completed as a result of failure to obtain necessary Dow Jones stockholder approval or satisfying other closing conditions. Any delay in completing, or failure to complete, the merger could have a negative impact on Dow Jones’ business, its stock price, and its relationships with customers, employees or suppliers. In addition, pending the closing of the merger, Dow Jones is subject to restrictions on its business activities and certain actions will require News Corporation’s approval.

Our complete risk factors, including the change noted above, are available for review on the Investor Relations section of our Web site at www.dowjones.com.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In 1998, our Board of Directors authorized the repurchase of $800 million of our common stock and in September 2000 authorized the repurchase of an additional $500 million of our common stock. As of September 30, 2007, approximately $326.4 million remained under board authorization for share repurchases. We have not repurchased any shares of our common stock since the first quarter of 2003.

ITEM 6.	EXHIBITS.

Exhibit Number	Document

2.1	Agreement and Plan of Merger, by and among Dow Jones & Company, Inc., News Corporation, Ruby Newco LLC and Diamond Merger Sub Corporation, dated as of July 31, 2007 (“Agreement and Plan of Merger”) is hereby incorporated by reference to Exhibit 2.1 to its Form 8-K filed on August 1, 2007.

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated November 5, 2007, is hereby incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed on November 7, 2007.

10.1	Dow Jones & Company, Inc. 1992 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to its Form 8-K/A filed on July 20, 2007.

10.2	Dow Jones 1997 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10.2 to its Form 8-K/A filed on July 20, 2007.

10.3	Dow Jones 2001 Long Term Incentive Plan is hereby incorporated by reference to Exhibit 10.3 to its Form 8-K/A filed on July 20, 2007.

10.4	Dow Jones & Company, Inc. Separation Plan for Senior Management is hereby incorporated by reference to Exhibit 10.4 to its Form 8-K/A filed on July 20, 2007.

10.5	Voting and Support Agreement by and among News Corporation and the signatory stockholders thereto, dated as of July 31, 2007 is hereby incorporated by reference to Exhibit 10.1 to its Form 8-K filed on August 1, 2007.

10.6	Form of Agreement by and among Dow Jones & Company, Inc., News Corporation and the Special Committee is hereby incorporated by reference to Exhibit 10.2 to its Form 8-K filed on August 1, 2007.

31.1	Certifications by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOW JONES & COMPANY, INC.
(Registrant)

Date: November 9, 2007	By:	/s/ Robert Perrine
Robert Perrine Chief Accounting Officer and Controller